Form 10QSB
period 1995-02-28
PCT HOLDINGS INC /NV/
filed 1995-08-28
CIK 790023

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 1995

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from
         ______________________ to _______________________

                       Commission File Number 33-3442-LA

                               PCT HOLDINGS, INC.
       (Exact name of small business issuer as specified in its charter)


                  Nevada                               87-0431483
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

               434 Olds Station Road, Wenatchee, Washington 98801
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (509) 664-8000

Verazzana Ventures, Ltd., 2716 Beaver Creek Court #201, Las Vegas, Nevada 89117
                                   January 31
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No _____
                                                             -----
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes____ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 1995, 5,332,008 shares of the Company's Common Stock, par value $.001 per share, were outstanding.


Transitional Small Business Disclosure Format (check one):  Yes______  No   X
                                                                          -----

                        PART 1 -- FINANCIAL INFORMATION

Item 1.  Financial Statements


         Consolidated Balance Sheets - February 28, 1995 and May 31, 1994

         Consolidated Statements of Income - Third Quarter and Nine Months Ended February 28, 1995 and 1994

         Consolidated Statements of Cash Flow - Third Quarter and Nine Months Ended February 28, 1995 and 1994

         Management's Statement and Notes to Consolidated Financial Statements

         Also included herein:  Independent Auditor's Report and
         Consolidated Financial Statements of PCT Holdings, Inc. and Subsidiaries, at and for the Nine Months Ended February 28, 1995 and the Year Ended May 31, 1994.

PCT HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet, February 28, 1995 and May 31, 1994

                                  February 28, 1995         May 31,1994
                                     (Audited)               (Audited)
                                 -----------------         -----------
Assets
Current Assets
  Cash                             $   565,998             $    27,208
  Receivables                        1,349,450                 923,894
  Inventory                          4,087,597               3,459,969
  Prepaid Expense                      140,409                  62,242
  Other                                 23,200                  23,000
                                    ----------             -----------
Total Current Assets                 6,166,654               4,496,313
                                    ----------             -----------


Property, Plant &                    2,794,153               2,307,564
  Equipment, net
Patents, net                           485,929                  46,781
Other Assets                           123,298                  90,666
Note Receivable, net                   934,800                 952,207
Excess of Cost over NBV                470,529                    ---
                                   -----------             -----------

Total Assets                       $10,975,363             $ 7,893,531
                                    ===========            ===========

Liabilities and Shareholders'
  Equity
Current Liabilities
  Notes Payable                   $    625,090              $1,388,779
  Accounts Payable                   1,455,467                 958,850
  Accrued Liabilities                  552,071                 371,417
  Current Portion - LTD              2,535,000               1,008,000
  Current Portion - C/L                 48,000                  88,000
  Current Portion - N/P                513,000               1,917,838
  Current Portion - Non-                35,000                   ---
    Compete
                                   -----------             -----------
Total Current Liabilities            5,763,628               5,732,884
                                   -----------             -----------

Long Term Debt, net                    771,249                 415,329
Capital Leases, net                    129,532                  73,407
Notes Payable, net                     469,825                 160,000
Non-compete Agreement, net              65,000                    ---
Deferred Income Tax                     15,000                 241,000
Deferred Rent                          110,710                  45,000
                                   -----------             -----------
Total Long Term Debt                 1,561,316                 934,736
                                   -----------             -----------

Total Liabilities                    7,324,944               6,667,620
                                   -----------             -----------

Shareholders' Equity
  Common Stock                       8,227,759               5,379,432
  Accumulated Deficit               (4,577,340)             (4,153,521)
                                   -----------             -----------
Total Shareholders' Equity           3,650,419               1,225,911
                                   -----------             -----------
Total Liabilities &
  Shareholder's Equity             $10,975,363             $ 7,893,531
                                   ===========             ===========


     The accompanying notes are an integral part of the financial statements.

PCT HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Third Quarter and Nine Months Ended February 28, 1995 and 1994

                                                        Quarters Ended                  Nine Months Ended
                                                        --------------                  -----------------
                                                  February 28    February 28       February 28     February 28
                                                     1995            1994              1995           1994
                                                   Unaudited       Unaudited          Audited       Unaudited
                                                  -----------     -----------       -----------    -----------

NET SALES                                          $2,443,897       $887,105        $8,087,549        $1,908,419
COST OF SALES                                       1,934,315        646,030         6,390,925         1,883,944
                                                    ---------       ---------       ----------        ----------
GROSS PROFIT                                          509,582        241,075         1,696,624            24,475
OPERATING EXPENSES                                    702,462        231,572         1,751,074           739,060
                                                    ---------      ---------        ----------        ----------
INCOME (LOSS) OPERATIONS                             (192,880)         9,503           (54,450)         (714,585)
                                                    ---------      ---------        ----------        ----------

OTHER INCOME AND EXPENSE
   Interest Income                                     38,171            770            57,257             2,310
   Interest Expense                                   (97,162)       (47,733)         (282,951)         (140,426)
   Other                                              (33,655)        (5,414)           (3,787)          (38,826)
                                                     ---------      ---------        ----------       ----------
                                                      (92,646)       (52,377)         (229,481)         (176,942)
                                                     ---------      ---------        ----------       ----------

LOSS BEFORE MERGER AND
   EQUITY CAPITAL COSTS                              (285,526)       (42,874)         (283,931)         (891,527)

MERGER AND EQUITY
   CAPITAL COSTS                                     (365,888)                       (365,888)
                                                    ---------      ---------        ----------        ----------


NET LOSS BEFORE FEDERAL
   INCOME TAX                                        (651,414)       (42,874)         (649,819)         (891,527)

FEDERAL INCOME TAX BENEFIT                            226,000                           226,000
                                                    ---------      ---------        ----------        ----------

NET LOSS FOR THE PERIOD                             ($425,414)      ($42,874)        ($423,819)       ($891,527)
                                                    =========      =========        ==========        =========


PER SHARE OF COMMON STOCK                              ($0.14)        ($0.03)           ($0.14)           ($0.63)
                                                    =========      =========        ==========        ==========


     The accompanying notes are an integral part of the financial statements

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
THIRD QUARTER AND NINE MONTHS ENDED FEBRUARY 28, 1995 AND 1994


                                                              Quarters Ended                    Nine Months Ended
                                                      ------------------------------       ----------------------------
                                                      February 28        February 28       February 28      February 28
                                                         1995               1994               1995            1994
                                                       Unaudited          Unaudited          Audited         Unaudited
                                                      -----------        -----------       ------------     -----------

CASH FLOW FROM OPERATING ACTIVITIES

    Net cash from operating activities               $  300,913        $ (102,317)        $  359,053       $ (810,784)
                                                     ----------        ----------         ----------       ----------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                 (129,566)          (31,089)          (376,948)        (997,453)
    Proceeds from sale of property and equipment                                                               23,070
    Purchase of patents                                                                     (450,000)
    Payments received on note receivable                  5,736                               17,207
                                                     ----------        ----------         ----------       ----------

      Net cash from investing activities               (123,830)          (31,089)          (809,741)         (74,383)

CASH FLOW FROM FINANCING ACTIVITIES
    Net change in note payable                         (625,090)           68,470           (763,689)          85,000
    Proceeds from notes payable to stockholders                                               50,000          319,685
    Payments on notes payable to stockholders          (126,975)                          (1,644,813)
    Proceeds from long-term debt                                                           2,129,336           98,500
    Payments on long term debt and cap leases          (235,437)          (36,499)          (544,567)        (140,242)
    Sales of common stock                               728,009           249,888          1,763,211          700,000
                                                     ----------        ----------         ----------       ----------

      Net cash from financing activities               (259,493)          281,859            989,478        1,062,943

    NET CHANGE IN CASH                                  (82,410)          148,453            538,790          177,776
    Cash, beginning of period                           648,408            69,789             27,208           40,466
                                                     ----------        ----------         ----------       ----------
    Cash, end of period                              $  565,998        $  218,242         $  565,998       $  218,242
                                                     ==========        ==========         ==========       ==========


Supplemental Schedule of Non Cash Financing
Activities
    Acquisition of Subsidiaries involved the
    following:
      Fair value of assets acquired, other than
      cash                                                                                $1,749,374
      Liabilities Assumed                                                                   (370,346)
      Note Payable issued                                                                   (600,000)
                                                     ----------        ----------         ----------       ----------

                                                     $                 $                  $  779,028       $
                                                     ==========        ==========         ==========       ==========

Payment of dividend - issuance of pf stk                                                                      $45,960
Payment of interest - issuance of pf stk                                                                      $69,742
Payment of note - issuance of stock                                                       $  100,200
Seller Financed purchase of equipment                  $105,000                           $  105,000
Equipment purchased - capital leases                                                      $  151,074


     The accompanying notes are an integral part of the financial statements

PCT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management's Statement

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of February 28, 1995 and May 31, 1994, the consolidated results of operations for the three and nine month periods ended February 28, 1995 and 1994, and the consolidated statements of cash flow for the three and nine month periods ended February 28, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report(s) on Form 10-KSB.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the Independent Auditor's Report and Consolidated Financial Statements of PCT Holdings, Inc. and Subsidiaries at and for the Nine Months Ended February 28, 1995 and the Year Ended May 31, 1994, which have been attached hereto and are incorporated herein by reference.

The results of operations for the three and nine month periods ended February 28, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Also, certain reclassifications have been made to the May 31, 1994 balance sheet and the February 28, 1994 statements of operations and cash flow to conform to the 1995 presentations.

Computations of Loss per Share

Loss per common and common equivalent share are computed using the weighted average number of common and common equivalent shares outstanding during each period reflected in these financial statements. Common equivalent shares consist of stock options, which are excluded from the computation if antidilutive. Fully diluted loss per share did not differ significantly from primary loss per share in any period being reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview:

The Company's revenues for the three and nine month periods ended February 28, 1995 were derived from its two operating subsidiaries involved in the manufacture and sale of electrical connectors and instrument packages (Pacific Coast Technologies, Inc. ("PCTI")); and high quality machined aluminum and metal parts (Cashmere Manufacturing Co., Inc. ("CMC")). Both PCTI and CMC are wholly owned subsidiaries of PCT Holdings, Inc., a Washington corporation and wholly owned subsidiary, which was formed in February 1995 for the purpose of merging with the former parent of PCTI and CMC (the "Merger"). The Merger became effective on February 17, 1995. A third operating subsidiary, Ceramic Devices, Inc. ("CDI"), was consolidated for balance sheet purposes at February 28, 1995. CDI's operations will be included in the future revenue reports. Revenues for the three and nine month periods ended February 28, 1994 were derived from the operations of PCTI only, as the acquisition of CMC was not effected until May 31, 1994.

Results of Operations:

Gross revenues for the quarter ended February 28, 1994 versus February 28, 1995 increased from $887,105 to $2,443,897, an increase of $1,556,792. $1,704,281 in revenues was contributed by CMC for the quarter. The decline in revenue for PCTI for the comparative quarter was the result of a slowing of order activity upon completion of a large order in November of 1994 and re-building of backlog in subsequent months. Revenues for the same quarter in the previous year were strong because of completion of the Company's production facility in October 1993 and the surge of orders which followed, some of which had been delayed by the construction. On a comparative basis, gross margins declined from 27 percent to 21 percent for the periods, reflecting a lower margin in the machining segment (CMC) of the operations. Operating expenses, including interest expense, also increased due to the addition of the CMC segment. During the quarter ended February 28, 1995, merger and equity capital costs were incurred in conjunction with the Merger (legal and accounting costs), exercise of warrants and options as a part of the Merger transaction, and direct costs of consultants in connection with arranging for the Merger. The federal income tax benefit represents the reversal of timing differences (primarily from the financial statement basis versus the tax basis of depreciable assets) calculated at the combination of CMC and PCTI in May 1994.

Gross revenues for the nine months ended February 28, 1995 versus 1994 increased from $1,908,419 in 1994 to $8,087,549, an increase of $6,179,130. $5,234,566 of the increase was due to the addition of the CMC subsidiary, leaving a balance of $944,564 attributable to the PCTI operation. PCTI relocated from Roseburg, Oregon in mid 1993 to its current location in Wenatchee, Washington. The move caused a significant disruption in revenue flow during fiscal 1994, most of which was incurred in the first six months of the fiscal year. The improvement in realized gross margins through February 28, 1995 versus February 28, 1994 is primarily a result of the addition of CMC, and the more consistent monthly revenue of PCTI. Interest expense, merger and equity capital costs, and federal income tax benefits were referred to above in analysis for the third quarter period. Net loss for the comparative periods was $423,819, or $0.14 per share, through February 28, 1995 versus $891,527, or $0.63 per share, through February 28, 1994.

Liquidity:

     At February 28, 1995, total current assets were $6,166,654, and total current liabilities were $5,763,628, resulting in net working capital of $403,026. Comparable amounts at May 31, 1994 were $4,496,313 of current assets and $5,732,884 in current liabilities, resulting in a net working capital deficit of $1,236,571. The resultant increase from period to period of nearly $1.64 million in working capital is a result of a combination of the acquisition of CMC at May 31, 1994, which brought approximately $200,000 in net working capital, $1,000,000 in equity raised in the Fall of 1994 in a private placement of stock, and nearly $900,000 in proceeds of a Regulation S offering begun in February 1995, offset by funding of operating losses, debt service and down payments on the purchase of operating assets, as reflected in the statement of cash flow. Although the Company continues to experience operating losses requiring working capital and cash, the Company has operational plans to bring each operating subsidiary to some level of profitability during the upcoming fiscal year 1996. The Company is also in discussions with a technology-based bank to provide a working capital line and capital equipment line to allow programmed increases in productive plant and equipment to support operations.

Capital Resources:

At February 28, 1995, the Company had no material purchase commitments for capital equipment. Additions and/or replacements of plant and equipment are generally provided through working capital or a trade-in for down payment resources, and a capital lease of long-term purchase note secured by the related equipment purchased.

Inflation:

     Inflation has not had a significant impact on the Company's operations in the past two years, and is not expected to have a significant impact in the foreseeable future.

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors
PCT Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of PCT Holdings, Inc. and Subsidiaries (the Company) as of February 28, 1995, and May 31, 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flow for the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCT Holdings, Inc. and Subsidiaries as of February 28, 1995 and May 31, 1994, and the results of their operations and cash flows for the periods then ended in conformity with generally accepted accounting principles.

MOSS ADAMS LLP

Everett, Washington
April 12, 1995, except for Note 12,
  as to which the date is April 26, 1995

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------

                                                      FEBRUARY 28,      MAY 31,
                                                          1995           1994
                                                      ------------     --------

CURRENT ASSETS
    Cash                                               $   565,998   $    27,208
    Accounts receivable, net of allowances for
       doubtful accounts and returns of $51,180 and
       $29,587 (Notes 6 and 7)                           1,349,450       923,894
    Inventory (Notes 3 and 6)                            4,087,597     3,459,969
    Prepaid expenses and other (Note 5)                    140,409        62,242
    Current portion of note receivable                      23,200        23,000
                                                       -----------   -----------

       Total current assets                              6,166,654     4,496,313
                                                       -----------   -----------

PROPERTY AND EQUIPMENT, at cost,
       net (Notes 4, 8 and 9)                            2,794,153     2,307,564
                                                       -----------   -----------


OTHER ASSETS
    Note receivable from stockholder, net of
       current portion (Note 5)                            934,800       952,207
    Patents, net of accumulated amortization of
       $14,041 and $3,219 (Note 7)                         485,929        46,781
    Costs in excess of net book value of acquired
       subsidiary (Note 1)                                 470,529
    Non-compete agreement (Note 1)                         100,000
    Other                                                   23,298        90,666
                                                       -----------   -----------
                                                         2,014,556     1,089,654
                                                       -----------   -----------
                                                       $10,975,363   $ 7,893,531
                                                       ===========   ===========


                                  (continued)

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               FEBRUARY 28,       MAY 31,
                                                                   1995            1994
                                                               ------------       -------
CURRENT LIABILITIES

    Note payable (Note 6)                                     $    625,090    $  1,388,779
    Accounts payable                                             1,455,467         958,850
    Accrued liabilities                                            552,071         371,417
    Current portion of long-term debt                            2,535,000       1,008,000
    Current portion of capital lease obligations                    48,000          88,000
    Current portion of notes payable to stockholders               513,000       1,917,838
    Current portion of non-compete agreement payable                35,000
                                                              ------------    ------------

       Total current liabilities                                 5,763,628       5,732,884

LONG-TERM LIABILITIES
    Long-term debt, net of current portion (Note 8)                771,249         415,329
    Capital lease obligations, net of current portion
       (Note 9)                                                    129,532          73,407
    Notes payable to stockholders, net of current
       portion (Note 7)                                            469,825         160,000
    Non-compete agreement payable, net of current
       portion (Note 1)                                             65,000
    Deferred income tax (Note 10)                                   15,000         241,000
    Deferred rent (Note 9)                                         110,710          45,000
                                                              ------------    ------------
                                                                 1,561,316         934,736
                                                              ------------    ------------

COMMITMENTS (Notes 9 and 11)

STOCKHOLDERS' EQUITY (Note 11)
    Common Stock                                                 8,227,759       5,379,432
    Accumulated deficit                                         (4,577,340)     (4,153,521)
                                                              ------------    ------------
                                                                 3,650,419       1,225,911
                                                              ------------    ------------
                                                              $ 10,975,363    $  7,893,531
                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                      PCT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                          NINE
                                         MONTHS
                                          ENDED       YEAR ENDED
                                       FEBRUARY 28,     MAY 31,
                                           1995          1994
                                       ------------    ---------

NET SALES                              $ 8,087,549    $ 2,940,019

COST OF SALES                            6,390,925      2,859,791
                                       -----------    -----------

GROSS PROFIT                             1,696,624         80,228

OPERATING EXPENSES                       1,751,074        963,811
                                        ----------    -----------

LOSS FROM OPERATIONS                       (54,450)      (883,583)
                                       -----------    -----------
OTHER INCOME AND EXPENSE
    Interest income                         57,257          4,008
    Interest expense                      (282,951)      (207,205)
    Other                                   (3,787)       (11,227)
                                       -----------    -----------
                                          (229,481)      (214,424)

LOSS BEFORE MERGER AND EQUITY
       CAPITAL COSTS                      (283,931)    (1,098,007)

MERGER AND EQUITY CAPITAL COSTS
       (Notes 1 and 11)                   (365,888)
                                       -----------    -----------
NET LOSS BEFORE FEDERAL
       INCOME TAX                         (649,819)    (1,098,007)

FEDERAL INCOME TAX BENEFIT (Note 10)       226,000
                                       -----------    -----------
                                       $  (423,819)   $(1,098,007)
                                       ===========    ===========

PER SHARE OF COMMON STOCK              $     (0.14)   $     (0.60)
                                       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      PCT HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

    FOR THE NINE MONTHS ENDED FEBRUARY 28, 1995 AND YEAR ENDED MAY 31, 1994

                                                  Common Stock                 Preferred Stock
                                              --------------------         -----------------------     Accumulated
                                              Shares         Amount        Shares            Amount      Deficit
                                              ------         ------        ------            ------    -----------

BALANCE, May 31, 1993
    As previously reported, retroactively
       adjusted for effects of stock
       splits (Note 11)                       1,092,592    $ 1,505,000       383,000       $478,750    $(2,790,554)
    Pooling of interest with:
       Pacific Coast Technologies, Inc.
         (Note 1)
       Verazzana Ventures, Ltd. (Note 1)        187,500        219,000                                    (219,000)
                                              ---------    -----------      --------       --------    -----------


    Balance, as restated                      1,280,092      1,724,000       383,000        478,750     (3,009,554)

    Common stock issued                         442,968      1,204,741

    Dividend paid through issuance of
       preferred stock                                                        45,960         45,960        (45,960)

    Exchange of preferred stock for
       common stock                             250,226        524,710      (428,960)      (524,710)

    Acquisition of Cashmere
       Manufacturing Co., Inc. (Note 1)         791,666      1,925,981

    Net loss                                                                                            (1,098,007)
                                              ---------    -----------      --------       --------    -----------


BALANCE, May 31, 1994                         2,764,952      5,379,432          --             --       (4,153,521)

    Common stock issued                       1,610,680      1,927,444

    Stock options and warrants exercised        160,043        280,883

    Acquisition of Ceramic Devices, Inc.        133,333        640,000
           (Note 1)

    Net Loss                                                                                              (423,819)
                                              ---------    -----------      --------       --------    -----------


BALANCE, February 28, 1995                    4,669,008    $ 8,227,759          --         $   --      $(4,577,340)
                                              =========    ===========      ========       ========    ===========



The Company has 100,000,000 shares of common stock authorized, and 5,000,000 shares of preferred stock authorized.

The accompanying notes are an integral part of these consolidated financial statements.




                      PCT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOW


                                                    NINE
                                                   MONTHS
                                                    ENDED         YEAR ENDED
                                                 FEBRUARY 28,       MAY 31,
                                                     1995             1994
                                                 ------------     ----------
CASH FLOW FROM OPERATING ACTIVITIES
    Cash received from customers               $  7,916,394       $ 2,636,024
    Cash paid to suppliers and employees         (7,340,571)       (3,791,763)
    Interest paid                                  (274,027)         (122,930)
    Interest received                                57,257             4,008
                                               ------------       -----------

       Net cash from operating activities           359,053        (1,274,661)
                                               ------------       -----------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment             (376,948)          (81,189)
    Proceeds from sale of property and equipment                      100,030
    Purchase of patents                            (450,000)
    Payments received on note receivable             17,207
                                               ------------       -----------

       Net cash from investing activities          (809,741)           18,841
                                               ------------       -----------

CASH FLOW FROM FINANCING ACTIVITIES
    Net change in note payable                     (763,689)         (287,344)
    Proceeds from notes payable to stockholders      50,000           616,838
    Payments on notes payable to stockholders    (1,644,813)
    Proceeds from long-term debt                  2,129,336            88,571
    Payments on long-term debt and capital
      lease obligations                            (544,567)         (322,709)
    Sale of common stock                          1,763,211         1,147,206
                                               ------------       -----------

       Net cash from financing activities           989,478         1,242,562
                                               ------------       -----------

NET CHANGE IN CASH                                  538,790           (13,258)

CASH, beginning of period                            27,208            40,466
                                               ------------       -----------

CASH, end of period                            $    565,998       $    27,208
                                               ============       ===========



                                  (continued)

                      PCT HOLDINGS, INC. AND SUBSIDIARIES



                                                       NINE
                                                      MONTHS
                                                      ENDED         YEAR ENDED
                                                   FEBRUARY 28,       MAY 31,
                                                       1995            1994
                                                  ------------     -----------

RECONCILIATION OF NET LOSS TO NET CASH
       FROM OPERATING ACTIVITIES
    Net loss                                       $ (423,819)     $(1,098,007)
    Adjustments to reconcile net loss to net cash
       from operating activities
       Depreciation and amortization                  271,172          144,655
       Loss on sale of property and equipment                           15,526
       Merger and equity capital costs                365,888
       Federal income tax benefit                    (226,000)
       Changes in operating assets and liabilities
         Accounts receivable                         (171,155)        (303,995)
         Inventory                                     71,890         (190,136)
         Prepaid expenses and other                     3,423           (2,248)
         Accounts payable and accrued liabilities     467,654          159,544
                                                   ----------      -----------

NET CASH FROM OPERATING ACTIVITIES                 $  359,053      $(1,274,661)
                                                   ==========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
       FINANCING ACTIVITIES
    Acquisition of Subsidiaries involved the
    following (Note 1):
    Fair value of assets acquired,
       other than cash                             $1,749,374       $5,442,433
    Liabilities assumed                              (370,346)      (3,528,659)
    Notes payable issued (Note 7)                    (600,000)
                                                   ----------      -----------

       Common stock issued                         $  779,028      $ 1,913,774
                                                   ==========      ===========

    Payment of dividend through
       issuance of preferred stock                                 $    45,960

    Payment of interest through
       issuance of common stock                                    $    69,742

    Payment of note payable through
       issuance of stock                            $ 100,200

    Seller financed purchase of property
       and equipment                                $ 105,000

    Equipment purchased through capital leases      $ 151,074


The accompanying notes are an integral part of these consolidated financial statements.

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 1995 AND MAY 31, 1994



NOTE 1 - FORMATION AND ACQUISITIONS

        On February 15, 1995, PCT Holdings, Inc. (formerly Verazzana Ventures, Ltd.), a Nevada corporation (the Company) entered into a written Agreement and Plan of Merger (the Agreement) for the merger of PCT Merger Corporation, a wholly-owned subsidiary corporation of the Company (the Surviving Corporation) with PCT Holdings, Inc., a Washington corporation (the Merging Corporation). The business previously conducted by the Merging Corporation and its operating subsidiaries is owned and operated following the exchange of shares by the Surviving Corporation, as a wholly-owned subsidiary of the Company. The merger was accounted for as a pooling of interest. Concurrently with the merger, the Company changed its name from Verazzana Ventures, Ltd. to PCT Holdings, Inc.

        The merger became effective on February 17, 1995, and was accomplished by an exchange of 2,963,675 shares of the Company's authorized, but previously unissued, common stock for all shares of the Merging Corporation issued and outstanding as of the date of the merger. Prior to the exchange of shares there had been no relationship between the Company or any of its affiliates and the Merging Corporation or any of its affiliates. The Company conducted only limited business operations, which consisted primarily of investigating and evaluating acquisition opportunities. The Merging Corporation conducted separate operations unrelated to the Company prior to the merger. The consolidated financial statements report results of operations as if the Merging Corporation and the Company were combined as of the beginning of the year ended May 31, 1994. A finders and consulting fee related to the merger was paid to a consultant consisting of $50,000 cash and 212,500 shares of the Company's common stock. Included in merger and equity capital costs during the nine months ended February 28, 1995 is $155,000 related to the cash payment and the fair market value of the stock issued.

        The Merging Corporation was organized on May 31, 1994, to acquire the outstanding stock of Pacific Coast Technologies, Inc. (PCTI) and Cashmere Manufacturing Co., Inc. (CMC). The stockholders of PCTI and CMC became the stockholders of the Merging Corporation. PCTI and CMC are wholly-owned subsidiaries. The acquisition of PCTI was accounted for as a pooling of interest whereby the assets and liabilities of both companies were combined at historical cost. In addition, the consolidated financial statements report results of operations as if PCTI and the Merging Corporation were combined as of the beginning of the year ended May 31, 1994.

        The purchase method of accounting was used to account for the acquisition of CMC. Management established the value of the stock issued as equivalent to CMC's net book value of $1,925,981 (equity). Since CMC was acquired on May 31, 1994, its sales, costs and expenses were not included in operating results for the year then ended.

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 1995 AND MAY 31, 1994



NOTE 1 - FORMATION AND ACQUISITIONS (continued)

        On February 28, 1995, the Company acquired the outstanding stock of Ceramic Devices, Inc. (CDI) for $1,240,000 consisting of 133,333 shares of the Company's common stock at $4.80 per share or $640,000 and notes payable totaling $600,000 (Note 7). The acquisition was accounted for using the purchase method of accounting and resulted in costs in excess of net book value of CDI of $470,529, which is being amortized over 15 years. Since CDI was acquired on February 28, 1995, its sales, costs and expenses were not included in operating results for the nine months then ended.

        Concurrently with the purchase of CDI, the Company entered into a non-compete agreement with the president of CDI for $100,000, payable in annual installments of $35,000 in February 1996 and 1997, and $30,000 in February 1998. The non-compete agreement covers the three year period following the termination of the CDI president's employment and is being amortized over 6 years, which management has estimated to be the life of the agreement.

        The following summary, prepared on a pro forma basis, combines the consolidated condensed balance sheets and results of operations as if CMC and CDI had been acquired as of the beginning of the year ended May 31, 1993. There are no material adjustments which impact the summary.

                                     MAY 31,
                           -------------------------
                               1994          1993
                           -----------   -----------

Inventories                $ 4,139,000   $ 4,285,000
Other current assets         1,370,000     1,203,000
Property and equipment       2,457,000     3,764,000
Other non-current assets     1,699,000     1,012,000
                           -----------   -----------

                           $ 9,665,000   $10,264,000
                           ===========   ===========

Current liabilities        $ 6,522,000   $ 5,441,000
Long-term liabilities        1,117,000     1,993,000
Stockholders' equity         2,026,000     2,830,000
                           -----------   -----------

                           $ 9,665,000   $10,264,000
                           ===========   ===========

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 1995 AND MAY 31, 1994



NOTE 1 - FORMATION AND ACQUISITIONS (continued)


                              NINE MONTHS               YEAR ENDED
                                 ENDED                    MAY 31,
                              FEBRUARY 28,     ------------------------------
                                  1995             1994              1993
                              (UNAUDITED)      (UNAUDITED)        (UNAUDITED)
                              -----------      -----------        -----------

Net sales                     $9,319,000       $ 9,217,000        $11,596,000

Loss from operations          $ (200,000)      $(1,174,000)       $(1,235,000)

Net loss                      $ (561,000)      $(1,486,000)       $(1,501,000)

Loss per common share         $    (0.19)      $     (0.51)       $     (0.53)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Operations - The Company's fiscal year end is May 31. The period ended February 28, 1995 represents a nine month interim period of operations for the Company. The results for interim periods are not necessarily indicative of the results for the entire year.

         PCTI, located in Wenatchee, Washington, is engaged in the manufacture and distribution of hermetically sealed connectors and components for the medical, energy, aerospace and general electronics industries. PCTI's customers are located throughout the United States and Europe.

         CMC, located in Cashmere, Washington, manufactures machined aluminum parts and sub-assemblies primarily for the aerospace industry. The majority of CMC's customers are located in the Puget Sound region of Western Washington. Included in accounts receivable is $203,000 and $180,000 at February 28, 1995 and May 31, 1994, respectively, which is due from the Boeing Company. Sales to Boeing were approximately $3.8 million in the nine months ended February 28, 1995.

         CDI, located in San Diego, California, is engaged in the design, manufacture and distribution of ceramic capacitors and filters for the medical, space and defense industries which reduce to tolerable levels electromagnetic interference in sensitive electronic systems. CDI's customers are located throughout the United States.

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 1995 AND MAY 31, 1994


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (b) Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PCTI, CMC and CDI. All material intercompany transactions have been eliminated.

         (c) Inventory - Inventory is generally stated at the lower of cost (first-in, first-out method) or market.

         (d) Depreciation - Property and equipment is depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. For federal income tax purposes, accelerated methods are used over statutory lives.

         (e) Patents - Patents are recorded at cost less accumulated amortization which is calculated on the straight-line basis over the estimated useful lives of the patents of 15 to 17 years.

         (f) Federal income tax - In 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statement and tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect of adopting SFAS No. 109 was not material to the consolidated financial statements.

         (g) Retirement plan - The Company maintains a 401(k) plan that covers all eligible employees who meet service requirements as provided in the plan. Company contributions to the profit sharing plan are determined annually by the Board of Directors. No contributions were made to the plan for the nine months ended February 28, 1995, and year ended May 31, 1994.

         (h) Per share information - Loss per share of common stock is based upon the weighted average number of shares of common stock outstanding during the period, retroactively adjusted for stock splits. The weighted average number of shares outstanding was 2,941,339 and 1,826,423 during the period ended February 28, 1995 and the year ended May 31, 1994, respectively.

         (i) Reclassifications - Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 1995 AND MAY 31, 1994


NOTE 3 - INVENTORY

                                                FEBRUARY 28,         MAY 31,
                                                    1995              1994
                                                ------------         -------
        Raw materials                            $1,395,667        $1,526,768
        Work in progress                          1,026,805           651,528
        Purchased and manufactured components
          and finished goods                      1,665,125         1,281,673
                                                 ----------        ----------
                                                 $4,087,597        $3,459,969
                                                 ==========        ==========


NOTE 4 - PROPERTY AND EQUIPMENT

        Property and equipment, including assets under capital leases, consists of the following major components:

                                     Estimated
                                       Useful       FEBRUARY 28,      MAY 31,
                                    Life in Years      1995            1994
                                    -------------   ------------      -------

 Machinery and equipment                5 - 20       $4,911,792     $3,295,096
 Furniture and fixtures                 5 - 10          599,097        380,915
 Leasehold improvements                   7             117,840         12,475
                                                     ----------     ----------
                                                      5,628,729      3,688,486
 Less accumulated depreciation
   and amortization                                   2,834,576      1,380,922
                                                     ----------     ----------
                                                     $2,794,153     $2,307,564
                                                     ==========     ==========

     Machinery and equipment, and furniture and fixtures includes $323,867 and $345,628 at February 28, 1995 and May 31, 1994, respectively, of assets acquired under capital lease arrangements. Accumulated amortization related to these assets is $35,988 and $151,481, respectively.

     The Company recognized $241,406 and $90,948 in depreciation of its property and equipment during the nine months ended February 28, 1995 and the year ended May 31, 1994, respectively. The Company recognized $18,914 and $50,571 in amortization of capital leases during the nine months ended February 28, 1995 and year ended May 31, 1994, respectively.

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 1995 AND MAY 31, 1994


NOTE 5 - NOTE RECEIVABLE FROM STOCKHOLDER AND SUBSEQUENT EVENTS

        During May 1994, CMC sold the land and buildings which house its manufacturing facilities to a stockholder for $975,207. CMC received a note for the sales price, payable in monthly installments of $7,600 through May 2014, including interest at 7 percent. The note is collateralized by the land and buildings, behind a bank and an individual. No gain or loss resulted from this transaction. The Company has entered into an agreement to lease the facilities from the majority stockholder (Note 9).

        In February 1995, the Company and the stockholder reached a tentative agreement for CMC to repurchase a portion of the building. The repurchase would be paid through forbearance of a portion of the note receivable. The remaining note receivable balance would be forgiven in exchange for the majority shareholder assuming debt related to the building which is included on the Company's balance sheet at February 28, 1995.

        In addition, the Company and the stockholder have reached an agreement to cancel the lease related to the remaining building effective on the completion of the new CMC facility (Note 9) in exchange for $108,000. The $108,000 was paid in February 1995 and is included in other current assets at February 28, 1995. This amount will be amortized over the remaining period in which the Company benefits from the leased property.


NOTE 6 - NOTE PAYABLE

        CMC has an operating line of credit with a bank, whereby up to $1,200,000 may be borrowed through April 1995. Interest is paid monthly at the bank's prime rate (8.5 percent at February 28, 1995) plus 2 percent. Total borrowings are limited to a variable collateral base consisting of 80 percent of eligible trade accounts receivable and 50 percent of eligible inventory of CMC.

        On April 26, 1995, the note payable with the bank was paid in full and an agreement was entered into with a new bank (Note 12).

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 1995 AND MAY 31, 1994


NOTE 7 - NOTES PAYABLE TO STOCKHOLDERS

                                                         FEBRUARY 28,   MAY 31,
                                                            1995         1994
                                                         -----------   --------
Note payable to stockholders in November 1995,
  bearing interest at 8 percent.  Collateralized
  by assets of CDI.                                       $400,000

Note payable to stockholders in installments of $50,000
  in February 1996 and $75,000 in February 1997 and
  1998, plus interest at 8 percent.  Collateralized
  by assets of CDI.                                        200,000

Note payable to a stockholder due in monthly installments
  of $8,300, including interest at 10.25 percent, plus
  a balloon payment of $181,000 due February 1, 1998.
  Collateralized by patents and accounts receivable
  of PCTI.                                                 382,825    $  560,000

Notes payable to various stockholders which were
  paid in full in June 1994.                                           1,517,838
                                                          --------    ----------

                                                           982,825     2,077,838
Current portion                                            513,000     1,917,838
                                                          --------    ----------

Long-term portion                                         $469,825    $  160,000
                                                          ========    ==========

Notes payable to stockholders matures as follows:

        PERIOD ENDING
         FEBRUARY 28,
        --------------

             1996                  $ 513,000
             1997                    145,000
             1998                    324,825
                                   ---------
                                   $ 982,825
                                   =========

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 1995 AND MAY 31, 1994


NOTE 8 - LONG-TERM DEBT

                                                     FEBRUARY 28,     MAY 31,
                                                         1995          1994
                                                         ----          ----
Chelan County, State of Washington
  Principal amount is payable in June 1997,
  however, the holder may demand payment at
  any time. Interest is payable quarterly at
  3 percent.  Collateralized by all assets
  of PCTI, a $2,000,000 letter of credit and
  guarantees of certain stockholders.                $2,000,000

Bank
  Note payable in monthly installments of
  $30,700, including interest at 9.5 percent.
  Collateralized by equipment.  Note was paid
  in full on April 26, 1995 (Note 12).                  682,902      $  900,310

Bank
  Note payable in monthly installments of $5,900,
  including interest at 8.75 percent, to March
  1996, at which time the balance of $242,710
  will be due.  Collateralized by the real
  property described in Note 5.                         290,302         323,207

Various
  Notes payable in installments, plus interest at
  6 percent to 17.5 percent.  Collateralized by
  certain assets of PCTI and guarantees of certain
  stockholders.                                         333,045         199,812
                                                     ----------      ----------

                                                      3,306,249       1,423,329
Current portion                                       2,535,000       1,008,000
                                                     ----------      ----------


Long-term portion                                    $  771,249      $  415,329
                                                     ==========      ==========


                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 1995 AND MAY 31, 1994


NOTE 8 - LONG-TERM DEBT (continued)

        Long-term debt matures as follows:

                   PERIOD ENDING
                   FEBRUARY 28,                         AMOUNT
                   -------------                        ------

                       1996                           $2,535,000
                       1997                              691,000
                       1998                               57,000
                       1999                               19,000
                       2000                                4,249
                                                      ----------
                                                      $3,306,249
                                                      ==========

NOTE 9 - LEASING ARRANGEMENTS AND COMMITMENTS

        (a) Capital lease obligations - The Company is obligated under several capital lease arrangements to finance the acquisition of machinery and office equipment. Assets under capital leases are capitalized using interest rates appropriate at the inception of the lease.

        Minimum lease payments under the capital leases and the present value of the minimum lease payments are as follows:

                   PERIOD ENDING
                   FEBRUARY 28,                           AMOUNT
                   -------------                         --------

                       1996                              $ 76,000
                       1997                                73,000
                       1998                                55,000
                       1999                                19,000
                       2000                                 7,000
                                                          -------
               Total minimum lease payments               230,000
               Less:  Amount representing interest         52,468
                                                          -------

               Present value of minimum lease payments    177,532
               Current portion                             48,000
                                                          -------

               Long-term portion                         $129,532
                                                         ========

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 1995 AND MAY 31, 1994


NOTE 9 - LEASING ARRANGEMENTS AND COMMITMENTS (continued)

        (b) Operating facility leases - On May 31, 1994, the Company entered into an agreement to lease the manufacturing facility in which CMC is located from the majority stockholder for a three year period at $9,000 per month. In March 1995, the Company committed to lease new space for the CMC manufacturing operations from the Port of Chelan County. The scheduled completion date of the building and anticipated beginning of the lease term is September 1995. The Company and the shareholder have agreed to cancel the existing lease for the CMC facility upon completion of the building (Note 5).

        During 1994, the Company entered into a lease agreement for the manufacturing facility in which PCTI is located from the Port of Chelan County through July 2003. The rent payments over the first five years are based on a percentage of the base rent resulting in a deferred rent liability. Rental expense is recorded ratably over the term of the lease. Total rental expense related to this lease was $81,000 and $80,000 for the nine months ended February 28, 1995 and the year ended May 31, 1994.

        In addition, the Company leases the manufacturing facilities in which CDI is located under two leases. Monthly payments on the leases are $6,700. The leases expire in April 1997.

        Minimum lease payments under these leases are as follows:

                                                           AMOUNT
                                                           ------

        Three months ending May 31,  1995                $   69,100
        Year ending May 31,          1996                   327,400
                                     1997                   391,700
                                     1998                   231,000
                                     1999                   202,000
                                     2000                   164,000
        Thereafter                                          620,300
                                                         ----------

                                                         $2,005,500
                                                         ==========

        (c) Employment agreements - The Company has entered into employment agreements with certain officers and key employees. The agreements generally run for three year terms and are cancelable for cause. Compensation under the agreements includes base compensation plus incentives based on the Company's performance.

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 1995 AND MAY 31, 1994


NOTE 10 - FEDERAL INCOME TAX

        The federal income tax benefit is based on the estimated effective annual tax rate for the fiscal year. The benefit includes the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss (NOL) carryforwards. The benefit of $226,000 in the period ended February 28, 1995 represents a deferred tax benefit.


        The Company has NOL carryforwards of approximately $4.8 million available for federal income tax purposes through 2010. As a result of the greater than 50 percent change in ownership in the consolidated companies during the year, the NOL's from the subsidiaries existing prior to the respective acquisitions are limited to use by the subsidiary which originally generated the NOL. These NOL's are further limited by the amount which can be utilized in any one fiscal year. Approximately $4.1 million of the NOL's are limited to offsetting future PCTI federal taxable income. The amount which can be utilized each year is approximately $400,000.

        The Company has recognized certain expenses for financial statement purposes in different periods than they were allowed for tax purposes. These temporary differences relate primarily to depreciable assets and inventory. These cumulative differences have resulted in recognizing $660,000 more of expense for tax purposes than for financial reporting purposes. The deferred tax liabilities resulting from the temporary differences of PCTI are fully offset by the available NOL carryforwards. The NOL carryforwards partially offset the differences related to CMC, resulting in a deferred tax liability of $15,000.

        SFAS No. 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." Management believes that some or all of the excess of NOL carryforwards over temporary differences may be utilized in future periods. However, due to the uncertainty of future federal taxable income, a valuation allowance for the full amount of the deferred tax asset of $1,400,000 has been recorded.

        The Company will file a consolidated tax return for the year ending May 31, 1995.

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 1995 AND MAY 31, 1994


NOTE 11 - CAPITAL STOCK

        On July 18, 1994, the Company's Board of Directors approved a one-for-three reverse split of the Company's common stock. This split resulted in a decrease of 10,309,834 shares of common stock outstanding. In addition, on January 26, 1995, the Company's Board of Directors approved a one-for-two reverse split of the Company's common stock. This split resulted in a decrease of 2,963,675 shares of common stock outstanding. All share and per share amounts have been restated to retroactively reflect the stock splits.

        On January 12, 1995, the Company granted stock options for 125,000 shares of the Company's common stock to certain management employees exercisable at $2.00 per share. These shares are fully vested and exercisable. The stock options expire in February 2005.

        During the period ended February 28, 1995, the Board of Directors gave all option and warrant holders the choice of exercising options and warrants at half the original exercise price or exercise the options at no price and receive one share of common stock for every four shares of options or warrants. Options and warrants totaling 94,444 and 292,965, respectively, were exercised with proceeds resulting in the amount of $30,000 and $54,995, respectively. The holders of the options and warrants received 48,610 and 111,433 shares of common stock, respectively. The fair market value of the Company's common stock at the date of exercise was $1.98 per share. Included in merger and equity capital costs during the period ended February 28, 1995 is $195,888 related to the repricing of the options. No options were exercised during the year ended
May 31, 1994.

        The Company has entered into an agreement with a Swiss company to find suitable and qualified investors for the purchase of up to $4,000,000 of the Company's common stock, at a price of not less than $5.00 per share for up to 800,000 shares in an offering qualifying under Regulation S promulgated under the Securities Act of 1933. The Swiss company receives a minimum commission of 5 percent of the gross proceeds, plus reimbursement of out-of-pocket costs and 1,000,000 shares of the Company's common stock, which according to the agreement, were earned prior to February 28, 1995, and are reflected as issued and outstanding. The Company is awaiting instructions from the Swiss company as to the actual preparation of the stock certificate(s) for the 1,000,000 shares and will accommodate actual issuance within the scope of the agreement and securities regulations for qualification under Regulation S.

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 1995 AND MAY 31, 1994


NOTE 11 - CAPITAL STOCK (continued)

        During the period ended February 28, 1995, 172,000 shares of stock were sold under the Swiss company agreement with net proceeds to the Company of $881,923, or $5.13 per share. Additional stock has been sold under this agreement subsequent to February 28, 1995 (Note 12).


NOTE 12 - SUBSEQUENT EVENTS

        Subsequent to February 28, 1995, in conjunction with the Company's agreement with a Swiss company, 496,000 shares of stock were sold with net proceeds after commissions and out-of-pocket costs of approximately $2,550,000 or $5.14 per share (Note 11). Using proceeds from the stock sales, the Company paid off its existing line of credit (Note 6) and the term loan collateralized by equipment (Note 8).

        On April 26, 1995, the Company entered into a new lending arrangement with its bank, Silicon Valley Bank, to provide an operating line of credit of $1,500,000 and a capital equipment line of credit of $250,000. The new agreement provides for total borrowings under the line of credit limited to a variable collateral base consisting of (1) 75 percent of eligible accounts receivable and
(2) 40 percent of the book value of the Company's inventories. Borrowings against inventories are limited to a maximum of $1,000,000. The capital equipment line of credit extends until September 30, 1995, at which time any balance will be amortized and paid over a three year period. The agreement contains restrictive covenants related to tangible net worth, debt to tangible net worth ratio, current ratio, debt service coverage, minimum quarterly profitability levels and approvals of acquisition transactions above certain dollar and net worth levels.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

In July 1992, Balo Precision Parts, Inc. ("Balo") informed PCTI that Balo believed that PCTI's hermetic connectors infringed Balo's U.S. Patent No. 5,110,307. Balo and PCTI were unable to resolve this matter and, on May 17, 1993, PCTI requested the U.S. Patent and Trademark Office to reexamine Balo's patent. The next day Balo filed a patent infringement action against PCTI in the U.S. District Court for the District of New Jersey. Balo's lawsuit was stayed pending the outcome of the Patent Office's reexamination of Balo's patent. The reexamination of Balo's patent has been concluded, and the New Jersey lawsuit has resumed. PCTI has answered Balo's complaint and has pursued discovery.

The Company believes, and has been advised by its patent counsel, that PCTI has meritorious defenses to Balo's claims and that Balo infringes PCTI's patents. However, such opinions are not binding on a court, and it is not possible to predict the outcome of any litigation with certainty. If PCTI is not successful in this litigation, it could suffer a serious, material adverse impact on its financial condition and its operations, particularly its hermetic connector business.

Item 2.  Changes in Securities

There were no changes in the instruments defining the rights of holders of any class of registered securities during the quarter.

Item 3.   Defaults upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

Item 5.  Other Information

This Form 10-QSB is being filed with the Commission in order to have a complete file of reports for reference by the Commission and other interested parties. Although this report is being filed later than 45 days after the quarter end to which it pertains, the Company has relied upon application of the transition rules in Rule 13a-10 and has filed within the appropriate time frame two transition quarterly reports with the Commission, one for the four-month period ended May 31, 1995 and another for the quarter ended May 31, 1995. Since the period reported within this Form 10-QSB is the earliest quarter end after the merger transaction reported in our March 1, 1995 Form 8-K, the Company, through consultation with its legal counsel and public accountants, has determined that more complete alternate disclosure would be best served by the filing of this Form 10-QSB.

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits required to be filed with this Report:

              11 - Statement re Computation of Per Share Earnings

              23 - Consent of Moss Adams LLP

              27 - Financial Data Schedule

b.  Reports on Form 8-K.

During the period covered by this Report, no reports on Form 8-K were filed. During the period being reported, transactions and occurrences transpired which were reported subsequently on Form 8-K, as follows:

     On March 1, 1995, the Company filed a Form 8-K report of the change in control of the registrant, Verazzana Ventures, Ltd (Commission File #33-3442-LA) to be subsequently renamed PCT Holdings, Inc. The 8-K filing includes the Agreement and Plan of Merger and audited financial statements of PCTH for the fiscal years ended May 31, 1994, 1993 and 1992. That Form 8-K was subsequently amended on March 16, 1995 to revise the schedule of beneficial ownership reported under Item 1. On April 29, 1995, the Form 8-K report was again amended to include the pro forma unaudited financial statements of the registrant that reflected the Merger. The pro forma financial statements consisted of balance sheets as of February 28, 1995, May 31, 1994 and 1993, and income statements for the nine months ended February 28, 1995 and years ended May 31, 1994 and 1993.

On May 10, 1995, the Company filed a Form 8-K report of the Agreement and Plan of Merger with Ceramic Devices, Inc. The merger constitutes the acquisition of a significant amount of assets otherwise than in the ordinary course of business. Financial statements of the merged corporation for the years ended June 30, 1994, 1993 and 1992 were included in the filing. On July 21, 1995, the Form 8-K report was amended to include financial statements at and for the eight-month period ended February 28, 1995, including a balance sheet, income statement and cash flow statement.

On June 9, 1995, the Company filed a Form 8-K report in which, under Item 4, it reported the change of accountant and, under Item 8, the change of fiscal year from January 31 to May 31.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PCT HOLDINGS, INC.

Date  August 25, 1995                       By:/s/ DONALD A. WRIGHT
     -----------------                         ---------------------------------
                                               Donald A. Wright, President & CEO
                                               (Principal Executive Officer)

Date  August 25, 1995                      By:/s/ NICK A. GERDE
     -----------------                        ---------------------------------
                                              Nick A. Gerde, Vice President
                                              Finance/CFO
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

                                                                    Sequential
Exhibit No.   Description                                            Page No.
-----------   -----------                                           ----------

11            Statement re Computation of Per Share Earnings
23            Consent of Moss Adams LLP
27            Financial Data Schedule