Form 10KSB
period 1995-05-31
PCT HOLDINGS INC /NV/
filed 1995-08-29
CIK 790023

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended May 31, 1995, or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                       Commission file number 33-3442-LA

                               PCT HOLDINGS, INC.
                 (Name of small business issuer in its charter)

        NEVADA                                       87-0431483
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

        434 OLDS STATION ROAD
        WENATCHEE, WASHINGTON                        98801
       (Address of principal executive offices)     (Zip Code)

                   Issuer's telephone number: (509) 664-8000

      Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class                   Name of each exchange on which registered
- -------------------                   -----------------------------------------
       None                                              None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No
                  ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  X
                                                                   ---

State issuer's revenues for its most recent fiscal year:  $11,035,595

State the aggregate market value of the voting stock held by non-affiliates, based on the closing price for the registrant's Common Stock on the NASDAQ Electronic Bulletin Board, as of August 15, 1995: approximately $13,935,531.50

State the number of shares of Common Stock outstanding at August 15, 1995:
5,332,008

Documents Incorporated by Reference:  None

Transitional small business disclosure format:  Yes      No  X
                                                     ---      ---

                             TABLE OF CONTENTS

Item of Form 10-KSB                                                        Page

PART I.....................................................................  1

Item 1 -  Description of Business..........................................  1

Item 2 -  Description of Property.......................................... 10

Item 3 -  Legal Proceedings................................................ 11

Item 4 -  Submission of Matters to a Vote of Security Holders.............. 12

PART II.................................................................... 12

Item 5 -  Market for the Registrant's Common
          Equity and Related Shareholder Matters........................... 12

Item 6 -  Management's Discussion and Analysis
          or Plan of Operation............................................. 12

Item 7 -  Financial Statements............................................. 18

Item 8 -  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure........................... 38

PART III................................................................... 39

Item 9 -  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................ 39

Item 10 - Executive Compensation........................................... 42

Item 11 - Security Ownership of Certain Beneficial
          Owners and Management............................................ 45

Item 12 - Certain Relationships and Related
          Transactions..................................................... 47

Item 13 - Exhibits and Reports on Form 8-K................................. 49

SIGNATURES................................................................. 54

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

          PCT Holdings, Inc. (formerly known as Verazzana Ventures, Ltd.) (the "Company") was organized under the laws of the State of Nevada on January 31, 1986. From the time of the Company's incorporation to February 17, 1995, the Company had no substantial operations. Its primary activity during that time was seeking a possible acquisition opportunity.

          Merger of PCT Holdings, Inc., a Washington Corporation, with a Subsidiary of the Company

          On February 15, 1995, the Company entered into an Agreement and Plan of Merger, pursuant to which PCT Holdings, Inc., a Washington corporation with two operating subsidiaries ("PCTH"), merged with and into PCT Merger Corporation, a Washington corporation and a wholly owned subsidiary of the Company that was formed for purposes of the merger ("PCT Subsidiary"). PCT Subsidiary was the survivor in the merger (the "PCTH Merger") and changed its name to PCT Holdings, Inc., a Washington corporation. The PCTH Merger became effective on February 17, 1995, and was accomplished by an exchange of 2,963,675 previously unissued shares of the Company's common stock, $.001 par value ("Common Stock"), for all outstanding shares of PCTH's common stock, no par value. Concurrently with the PCTH Merger the Company changed its name from Verazzana Ventures, Ltd. to PCT Holdings, Inc., a Nevada corporation.

          Prior to the PCTH Merger, PCTH and its operating subsidiaries were engaged in separate operations unrelated to the Company. There had been no relationship between the Company or any of its affiliates, on one hand, and PCTH or any of its affiliates, on the other hand.

          Effective upon the PCTH Merger, there was a change in control of the Company. Immediately after the effective date of the PCTH Merger, approximately 88% of the issued and outstanding shares of Common Stock of the Company were held by former stockholders of PCTH. Additionally, the management of the Company was replaced by former management of PCTH.

          After the PCTH Merger, PCT Subsidiary continues to be a wholly owned subsidiary of the Company. PCT Subsidiary owns two operating subsidiaries, Pacific Coast Technologies, Inc. ("PCTI") and Cashmere Manufacturing Co., Inc. ("CMC"), which continue to operate the businesses operated by them prior to the PCTH Merger. PCTI and CMC were organized in 1990 and 1965, respectively, under Washington law. PCTI's predecessor, Kyle Technology Corporation, a California corporation, was organized in 1981. PCTH, which merged into PCT Subsidiary in the PCTH Merger, was organized in May 1994 to hold the stock of PCTI and CMC.

          Merger of Ceramic Devices, Inc. With a Subsidiary of the Company

          On February 28, 1995, the Company entered into an Agreement and Plan of Merger, pursuant to which Ceramic Devices, Inc., a California corporation ("CDI Merged Corporation"), merged with and into Ceramic Devices, Inc., a Washington corporation and wholly owned subsidiary of the Company ("CDI"). The merger (the "CDI Merger") was effective for financial reporting purposes on February 28, 1995, and was consummated under California state law on May 10, 1995.

          Prior to the CDI Merger, CDI Merged Corporation was engaged in separate operations unrelated to the Company. There was no relationship between the Company or any of its affiliates, on one hand, and CDI Merged Corporation or any of its affiliates, on the other hand, prior to the CDI Merger. CDI Merged Corporation was organized in 1982 in the State of California.

          Pursuant to the CDI Merger, CDI, as a matter of law, acquired all of the assets and assumed all of the liabilities of CDI Merged Corporation. After the consummation of the CDI Merger, CDI continued the business of CDI Merged Corporation as a wholly owned subsidiary of the Company.

          As consideration for the Company's acquisition by merger of the business of CDI Merged Corporation, the Company tendered to the shareholders of CDI Merged Corporation two promissory notes in the aggregate principal amount of $600,000 and issued 133,333 shares of Common Stock of the Company. The promissory notes are secured by a security interest in all of the assets of CDI, subject to the right of the Company to subordinate that lien, insofar as it pertains to assets of CDI constituting inventory and accounts receivable, to the present and future institutional and commercial lenders of CDI.

          The total amount of consideration paid by the Company in connection with the CDI Merger was approximately one and one-half times the represented book value of CDI Merged Corporation. That total purchase price was determined pursuant to arms-length negotiations between the Company and CDI Merged Corporation. The Company intends to satisfy its obligations under the promissory notes out of revenues from operations and investment activities and anticipates timely payment of such obligations. The parties valued the 133,333 shares of the Company's Common Stock at $6.00 per share as of the date of the letter of intent in December 1994. Notwithstanding this valuation by the parties, the Company valued the 133,333 shares issued to the shareholders of CDI Merged Corporation, for financial accounting purposes, at $4.80 per share, as of February 28, 1995. After the CDI Merger, the former shareholders of CDI Merged Corporation owned 2.86% of the total

4,669,008 shares of the Company's common stock issued and outstanding as of the effective date of the CDI Merger.

Businesses of the Company

          The Company, through its operating subsidiaries, PCTI, CMC and CDI, conducts operations in three lines of business, which the Company believes complement each other. PCTI designs, manufactures and markets hermetically sealed electronic packages and interconnect devices, using its proprietary KRYOFLEX hermetic sealant technology. Its products are engineered to provide the ultimate protection for applications in harsh environments, where extremes in temperature, pressure or corrosiveness often cause electronic packaging failure. CMC operates a precision machine shop that produces diversified components and assemblies for the aerospace component, electronics and automotive industries. CDI designs and manufactures specialized devices for use in filtering out electromagnetic interference. CDI's products, like those of PCTI, are used in hostile environments.

          Pacific Coast Technologies, Inc.

          Background. Electronic equipment is frequently required to operate in hostile climates, including the depths of the oceans and the far reaches of space. Electronic devices are also implanted in the human body, which is a complex operating environment. The worst enemies of electronics are extreme temperature, pressure and corrosion. Protection of electronic packages becomes even more difficult when such electronic packages must be connected by wires to something outside the confines of the enclosing package. Electronic units are most vulnerable at points where connecting wires pass from inside the package to the outside. For this reason, a critical part of any electronic package is the sealant surrounding the connecting wire (feedthrus).

          Manufacturers of electronic equipment traditionally have used one of two materials as sealants: glass or brazed ceramics. Both are effective under relatively mild conditions. Each, however, has weaknesses in environmental extremes. For example, glass is suitable as a sealant in many applications, but at high temperatures it becomes a conductor of electricity, causing short circuits. Glass is also brittle and highly susceptible to shock, which causes fractures. Once a fracture is present it tends to spread, rendering the glass useless as a hermetic sealant. In addition, when a glass seal is implanted in the body, there is a tendency for tree-like growths (dendrites) to develop that also cause short circuits. Brazed ceramics work well under certain conditions, but being inert they may not adhere to the materials involved. As a result they are not compatible with many of the materials used in modern electronic equipment.

          PCTI Products. PCTI designs, manufactures and distributes proprietary, hermetically sealed electrical connectors and instrument packages primarily in the medical, energy, aerospace and general electronics industries. Electronic equipment manufactured by PCTI operates in every type of climate in the world, in the oceans, in space and in situations where electronics must operate reliably in otherwise hostile environments. The primary distinctive feature of PCTI's products is their ability to operate in harsh environments in which modern day electronics are used. KRYOFLEX is a sealant material which PCTI owns and which forms a key component to its products. PCTI's patented dissimilar metal connector technology is also utilized in several key products. PCTI's products can be found in pacemakers, oil wells, aerospace and defense products. PCTI also helped develop the world's first hermetically sealed fiber optic connector used on the international space station Alpha.

          KRYOFLEX, the licensed proprietary sealant material used by PCTI, is a multiple-phase derivative of ceramic oxide crystalline silicates, which the Company believes provides the ultimate level in hermetic seal protection. PCTI offers a variety of KRYOFLEX-based products. A typical KRYOFLEX seal may be composed of a dozen different silicates and oxides, and there can be as many as five distinctly different layers in any one type of KRYOFLEX. A seal made of KRYOFLEX may be likened to a sheet of bulletproof glass, in that the physical properties of each layer are different from the next. A KRYOFLEX seal is able to overcome and operate under any of the harsh environments known to the Company in which modern day electronics operate. PCTI's products consist of electrical connectors, feedthrus, and component packages and are marketed in the medical, energy, aerospace and general electronic industries. For example, PCTI's feedthrus are used in medical pacemakers; hermetic connectors are used in down-hole drilling tools; hermetic fiber optic termini are used for the space station; and Micro-D connectors are used in radar and general electronic applications.

          PCTI's Market. PCTI's customer base includes Fortune 1000 companies as well as smaller, specialized firms. Customers in the aerospace market include such companies as Texas Instruments, Honeywell, McDonnell Douglas, Boeing, Hughes, TRW, and Martin/Lockheed. Customers in the medical market include Pacesetter, Advanced Bionics, MidiMed, and Electro Biology, Inc. Customers in the energy market include Quartzdyne, Schlumberger, Baker Hughes, and Western Atlas. PCTI's products are marketed domestically and in the international marketplace. PCTI has created a network of sales representatives to cover the United States, and internationally, a group of distributors has been assigned to key customers and markets in Europe and Asia. PCTI has a varied customer listing, and no single customer accounts for more than 10% of its revenue on an annual basis. PCTI maintains a number of customer and government approved ratings and qualifications, and is continuously upgrading and refining these qualifications based upon customer requirements and emerging technologies.

          PCTI's Strategies. PCTI's overall strategy is to expand the applications of its products in medical, energy, communications and aerospace industries. PCTI plans to grow through internal product development, aggressive marketing strategies, and the strategic acquisition of additional high-end technologies, new operating subsidiaries to complement PCTI's existing and planned product base and contribute to the vertical integration and improve operating efficiency and profitability of the Company.

          PCTI's products were originally developed for medical applications. PCTI continues to supply Pacesetter, an original account, with products for its pacemaker line. It has also produced prototype devices for application in an artificial heart. PCTI's business strategy includes broadening the applications for its proprietary technologies. For example, PCTI has identified that its sealant material may be useful for certain new medical developments, including bone growth stimulators, neurostimulators, pain repressors and audiostimulators. It is currently producing parts for an audio implant to help the hearing impaired.

          PCTI's strategy in the energy market is to continue to qualify its devices on new tool designs. For example, a drilling log is a complex, delicate and expensive electronics package. The log is lowered into newly drilled oil and natural gas well shafts to take a geological and geophysical look at the structure of a well. It is also used during the drilling phase and after the well has been completed. It must operate at pressures up to 20,000 pounds per square inch and in temperatures as great as 800 degrees Fahrenheit, all the time being exposed to highly corrosive substances. KRYOFLEX is used to make the pressure resistant connector seals through which the data transmission wires pass. The materials that interface with PCTI's connector seals degrade when subjected to pressure, temperature and corrosion extremes, and must be periodically replaced. Management believes that this creates the potential for additional business for PCTI.

          The aerospace and military support industries require smaller, lighter, hermetically-sealed connectors with a record of proven performance and reliability. PCTI believes that its KRYOFLEX sealants offer performance improvement over standard sealants. Its Micro-D connector series meets or exceeds the requirements of MIL-C-83513, providing an unsurpassed hermetic seal. The Company believes the PCTI's Micro-D connector series is setting the standard against which other connectors are evaluated. PCTI's SMA Smart connectors meet MIL-C-39012 and are used extensively in the industry. Both products can be laser-welded to ensure a permanent seal. Management believes that there is significant potential for worldwide use of these products in the aerospace and military industries.

          PCTI's new aluminum compatible technology has resulted in initial orders for connectors to be used in space, phased array radar, avionics, countermeasures, and telecommunications applications. The electronic packaging and modules market integrates PCTI's connectors and piece-parts into hermetically sealed aluminum housings or modules, and is believed by the Company to be an area of substantial growth for PCTI. One customer uses a module incorporating a 16-pin in-line connector, a SSMA connector and other components, all of which are integrated into a PCTI-supplied aluminum housing.

          Applications have been found in the HI-REL segment of the aerospace, telecommunications, computer and military support industries. PCTI is developing a series of semiconductor packages and large hybrid enclosures for specific applications. PCTI has developed the technology to hermetically seal copper alloy contacts, an industry-first capability that is generating strong interest from avionics and electronics companies having applications for power packages and modules. PCTI is also developing a product family of sealable electronics packages using proprietary metal matrix composites. PCTI recently received two new patents covering this technology. PCTI plans to offer its connectors and standard aluminum or metal matrix composite packages individually or as complete units.

          PCTI Technologies. PCTI currently owns 27 United States patents covering a variety of applications and product areas and has one application pending for a U.S. patent. As PCTI's products evolve in the field, it is expected that PCTI will continue to develop new technologies and file for additional patents. PCTI's patents are as follows:


Patent #                     Title                            Patent Issue Date
- --------                     -----                            -----------------
4,220,813     Terminal for Medical Instrument                 September 2, 1980

4,220,814     Terminal for Medical Instrument & Assembly      September 2, 1980

4,352,951     Ceramic Seal                                    October 5, 1982

4,371,588     Ceramic Seal                                    February 1, 1983

4,401,766     Ceramic Seal                                    August 30, 1983

4,411,680     Ceramic Seal                                    October 25, 1983

4,421,947     Polycrystalline Insulating Material             December 20, 1983

4,424,090     Insulating Material & Method of Making          January 3, 1984

4,425,476     Progressively Fused Ceramic Seal                January 10, 1984

4,436,955     Terminal Assembly                               March 13, 1984

4,456,786     Terminal Assembly for Heart Pacemaker           June 26, 1984

4,461,926     Hermetically Sealed Insulating Assembly         July 24, 1984

4,493,218     Transducer System                               January 15, 1985

4,493,378     Terminal Assembly                               January 15, 1985

4,507,522     Terminal Assembly                               March 26, 1985

4,514,207     Method for Making Terminal Assembly             April 30, 1985

4,514,590     Electrical Terminal Assembly                    April 30, 1985

Patent #                     Title                            Patent Issue Date
- --------                     -----                            -----------------
4,512,791     Hermetically Sealed Insulating Assembly         April 23, 1985

4,518,820     Terminal Assembly for Pacemakers                May 21, 1985

4,593,758     Hermetically Sealed Insulating Assembly         June 10, 1986

4,654,752     Terminal Assembly & Method of Making            March 31, 1987

4,657,337     Electrical Connector & Production Method        April 14, 1987

4,690,480     Tubular Bi-Metal Connector                      September 1, 1987

5,109,594     Method of Making a Sealed Transition Joint      May 5, 1992

5,041,019     Transition Joint for Microwave Package          August 20, 1991

5,298,683     Dissimilar Metal Connectors                     March 29, 1994

5,433,260     Sealable Electronics Packages and Method of     July 18, 1995
              Producing and Sealing Such Packages

          KRYOFLEX materials are protected by a family of patents. However, even without patent protection, the Company believes that KRYOFLEX would be extremely difficult to duplicate. The production of the sealant involves a number of steps, each with different ingredients and processes. Qualitative analysis could determine the ingredients of a particular KRYOFLEX, but management does not believe that any analytical process can identify how many steps are involved and what is done at each point in the process. Of the many permutations and combinations involving the ingredients in KRYOFLEX, only a very few would result in a usable product. The Company believes that it has, and will continue to have, a secure position with regard to the technology involved in sealing its products.

          PCTI has three principal trademarks. One of the trademarks, KRYOFLEX, is registered with the U.S. Patent and Trademark Office and is used in connection with the Company's proprietary ceramic compounds. The other marks, HERMETIC ADVANTAGE and PARTNERS WITH TOMORROW, are used with PCTI's hermetic connectors. Applications to register these two marks are pending at the Patent and Trademark Office.

          Competition. The market for PCTI's products is highly competitive. PCTI's top competitors include Balo Precision Parts, Ampheno/Bendix, Hermetic Seal Corp., Hittman Materials, Kemlon Products, ITT Canon and Alberox Corp. These companies compete with PCTI in the areas of pricing, location, existing product line, quality, sales and engineering support. Many of these companies have greater financial and technical resources and are in better geographical locations than the Company. The Company is aware of no competitors that compete across the breadth of PCTI's product lines, although competitors do exist for each market segment individually. See "Legal Proceedings" regarding litigation involving Balo Precision Parts.

          Other Items of Note. Competitive sources are generally available to supply all of PCTI's needs for raw, processed and machined materials. However, from time to time PCTI experiences delivery and quality problems from its vendors. PCTI maintains a qualified, effective quality control function to help manage this factor. PCTI also maintains a continuous effort to improve its standard and custom products, and to respond to customer demand for process and product research and development. These efforts are closely aligned with standard production procedures for ease of implementation, and consequently PCTI does not segregate these R&D costs.

          The Company is not aware of any material violations of environmental or safety laws or regulations with respect to PCTI. PCTI's Safety Committee, comprised of management, production and quality control personnel, meets regularly.

          As of August 16, 1995, PCTI has 78 full-time employees. Twelve are involved in SG & A functions, eight in engineering, and 58 in direct or indirect support of manufacturing.

          Cashmere Manufacturing Co., Inc.

          CMC Products. CMC operates a precision machine shop that produces diversified components and assemblies for the aerospace component, electronics and automotive industries. Its operations use a full compliment of CNC machines to handle a variety of applications. This mixture of light to medium CNC machine equipment provides a wide range of engineering capabilities. CMC produces components from the smallest connectors to very complex assemblies. CMC has no proprietary technology.

          CMC Market. Historically, CMC's sales have come almost exclusively from the aerospace industry, with over 90% of its sales going to Boeing. Since May 31, 1994, when CMC was acquired by PCTH and thereby became affiliated with PCTI, CMC has been diversifying its customer base and supporting the machining requirements of PCTI. Through access to the broader customer base of PCTI, management is aggressively implementing strategies to lower the dependency of CMC on one customer. During the fiscal year ended May 31, 1995, 24.4% of CMC's sales were to companies other than Boeing (including PCTI). CMC has no proprietary technology and competes with many other companies in its industry.

          Other Operational Factors. CMC currently operates as a job-shop and does not maintain its own research and development effort, relying primarily upon customer engineered machining specifications. CMC maintains various levels of ratings and qualifications, including ISO 9000, and is continuously upgrading quality control standards based upon customer demands. Sources of supply for raw material requirements are readily available through product distributors. Delivery and quality may vary or change from time to time, depending upon aluminum source supplies. CMC competes for qualified machinists and is actively involved in internal training strategies to develop employee capabilities and encourage longevity of employment.

          The Company is not aware of any material violations of environmental or safety laws or regulations with respect to CMC. CMC's Safety Committee, comprised of management, production and quality control personnel, meets regularly.

          As of August 15, 1995, CMC employs 72 full-time persons, with six in SG & A, eight in engineering, contracts and scheduling and 58 in indirect and indirect support of manufacturing.

          Ceramic Devices, Inc.

          CDI Products. CDI designs and manufactures devices to filter out electromagnetic interference ("EMI") and has been a military-qualified supplier of ceramic filtering devices since 1982. EMI poses significant problems for the manufacturers and users of high-performance, high reliability electronic systems. EMI filters designed by CDI are for use with electronic circuits operating in hostile environments. A fully integrated filter manufacturer, CDI fabricates the high quality discoidal multilayer capacitors and multilayer filters that meet stringent military requirements and individualized customer specifications. CDI plans to target the medical filter industry, custom filter assemblies and custom capacitor arrays.

          CDI Market. CDI markets and sells its products through a network of manufacturers' representative organizations, generally established on a geographic basis. CDI maintains an internal sales and customer service staff and engineering capability to support customers' requirements for technical support. The market for CDI's products is competitive, and market share is maintained and expanded through providing a superior quality product, with service and product design expertise required to satisfy specialized needs. The customer base for CDI is generally the same as the customer base of PCTI, including large defense oriented companies manufacturing systems incorporating highly sophisticated electronic packaging. No one customer currently accounts for more than 10% of CDI's revenue base. CDI also maintains numerous qualifications requested by customers as to the nature and scope of capabilities in product specification and testing. CDI is DESC (Defense Electronic Supply Center) approved for its manufactured products. DESC approval is a national industry-wide specification.

          Other Items of Note. CDI performs the majority of its manufacturing to military specifications and customer specifications and has very little company directed research and development. CDI has multiple sources of supply for its raw, processed and machined materials and piece parts. Quality and delivery of CDI's supplies tend to vary from time to time and, consequently, CDI is constantly seeking secondary sources for its outside purchases. CDI competes with other manufacturers for semi-skilled and entry level employees and depends upon internal training programs to maintain a qualified work force.

          The Company is not aware of any material violations of environmental or safety laws or regulations with respect to CDI. CDI's Safety Committee, comprised of management, production and quality control personnel, meets regularly.

          As of August 15, 1995, CDI has 28 full-time employees. Six are engaged in SG&A support and 22 are employed in direct and indirect support of manufacturing.

ITEM 2.  DESCRIPTION OF PROPERTY

          PCTI operates from offices in Wenatchee, Washington, where it leases approximately 31,000 square feet under a lease with the Port of Chelan County. This lease expires in the year 2003. PCTI has options to renew the lease for two additional five-year terms. Base rent under the lease is $13,250 per month.

          CMC operates from facilities in nearby Cashmere, Washington, where it leases approximately 42,000 square feet from a shareholder of the Company for $9,000 per month. See "Certain Relationships and Related Transactions." The lessor has agreed to terminate the lease in mid-October 1995, at which time CMC's operations are expected to be relocated to a new 42,000 square foot building adjacent to the PCTI facility. The new facility will be operated under a lease with the Port of Chelan County, which lease is for an initial 10-year term with two additional five-year terms. Base rent under the Port of Chelan County lease will be approximately $13,000 per month, subject to adjustment based upon finalization of the project and total project costs.

          In May 1995, CMC entered into an agreement to reacquire from two shareholders of the Company certain real property adjacent to the current Cashmere manufacturing facility in exchange for the forgiveness of the outstanding balance of a note payable by one of the shareholders to CMC and assumption by the shareholders of the outstanding bank debt on the Property. The property is currently listed for sale, and is being used by the Company for storage. See "Certain Relationships and Related Transactions."

          CDI occupies approximately 9,900 square feet of office and manufacturing space in two buildings located on Ronson Road in San Diego, California. That leased property is subject to two commercial leases with a common lessor, which leases expire on April 30, 1997. Each lease may be extended for an additional three-year term. The total rent is $6,775 per month. CDI's principal executive offices are located at the Company's headquarters in Wenatchee, Washington. CDI is scheduled to relocate its manufacturing operations to the Company's new facility in Wenatchee, Washington during late 1995 and early 1996. The leased space in San Diego is expected to be subleased in whole or in part through the end of the initial lease term.

          As noted above, the Company is currently engaged, through the Port of Chelan County, in an approximately $2.5 million plant expansion. Upon completion, the Company will have approximately 80,000 square feet of manufacturing facility. By January 1996, the Company expects to consolidate its subsidiaries, PCTI, CMC and CDI at its renovated and expanded facilities.

          All three current operating subsidiaries of the Company support the machinery and equipment components of their operations through purchases of equipment and leases from traditional equipment manufacturers. Equipment required by the businesses is generally readily available within a reasonably short time period. Customization of equipment is not extensive and generally falls within the specifications offered by the manufacturer to a broad range of customers in similar manufacturing environments. The Company generally acquires its equipment through traditional bank, leasing or vendor supported purchase contracts or lease financing arrangements.

ITEM 3.  LEGAL PROCEEDINGS

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

          The reexamination of Balo's patent has been concluded, and the New Jersey lawsuit has resumed. PCTI has answered Balo's complaint, pursued discovery and has brought a motion for summary judgment in its favor. PCTI also filed a patent infringement action against Balo, which has been consolidated with Balo's lawsuit. PCTI's lawsuit alleges that Balo's sales of hermetic connectors infringes U.S. Patent Nos. 4,690,480 and 5,041,019, both owned by PCTI. Balo and PCTI are seeking damages and an injunction against each other's continued manufacture and sale of hermetic connectors.

          The Company believes, and has been advised by its patent counsel, that PCTI has meritorious defenses to Balo's claims and that Balo infringes PCTI's patents. However, such opinions are not binding on the court, and it is not possible to predict the outcome of this litigation with certainty. If PCTI is not successful in this litigation, it could suffer a serious, material adverse impact on its financial condition and its operations, particularly its hermetic connector business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED SHAREHOLDER MATTERS.

          Until March 13, 1995, there was no public market for the Company's Common Stock. Since that date, the Company's Common Stock has been quoted and traded on the NASDAQ Electronic Bulletin Board. There has not been, however, a large volume of trading in the Company's shares. The Company presently is in the process of applying for a NASDAQ SmallCap listing. The listing, if obtained, will enhance the public market for its securities by improving the liquidity of investments in the Company. There can be no assurance that the Company will obtain a NASDAQ SmallCap listing or that any public market for its securities will be sustained.

          Because there was no established public market for the Company's Common Stock prior to March 13, 1995, high and low bid information through that date is not available. The following table sets forth the range of high and low closing bid prices, as reported by the NASDAQ Electronic Bulletin Board, for the quarter ended May 31, 1995. The high and low bid prices on May 31, 1995 were both $5.50 per share. The prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                       High                 Low

         Fourth Quarter               $8.00                $5.00

          At the close of business on August 15, 1995, the Company had 893 shareholders of record. During the two most recent fiscal years, the Company has not declared any dividends on its Common Stock. For the foreseeable future, the Company intends to retain all earnings and does not plan to declare any dividends on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

          The following discussions should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

General

          The Company's revenues are derived from its operating subsidiaries, PCTI, CMC and CDI. PCTI and CMC are wholly owned subsidiaries of PCT Holdings, Inc., a Washington corporation and wholly owned subsidiary of the Company (referred to elsewhere in this report as "PCT Subsidiary"). CDI is a wholly owned subsidiary of the Company. See "Description of Business - General History" for a discussion of when and how the operating subsidiaries were acquired by the Company.

          For the years ended May 31, 1993 and 1992, because the Company had no operations (other than investigating and evaluating acquisition opportunities) and because PCTH had not been formed and did not acquire CMC until May 31, 1994, the revenues shown on the Company's financial statements contained in this report were generated solely through PCTI. PCTI's revenues were derived from the manufacture and sale of hermetically sealed electronic connectors and electronic packages incorporating technologies which are proprietary to the Company within the scope of its patents and trade secrets and the design requirements of its customers. A significant portion of these revenues was a direct result of short-run prototype orders involving a high degree of engineering. The revenue contribution of CMC during the year ended May 31, 1995 totalled $6,756,064. CMC is a precision machine shop producing diversified machined components (primarily aluminum) for the aerospace, electronics and automotive industries. As of February 28, 1995, the Company acquired CDI, a manufacturer of electronic filtering devices to filter electromagnetic interference in high performance, high reliability electronic systems. The three-month revenue contribution of CDI included in the year ended May 31, 1995 totalled $399,442.

          On a comparative basis, PCTI's net sales were $3,880,089; $2,940,019 and $2,804,332, respectively, for the years ended May 31, 1995, 1994 and 1993.

Selected Financial Data:


                                              PCT HOLDINGS, INC.
                                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                 Years Ended May 31
                                 ----------------------------------------------------------------------------
                                              1995                      1994                     1993
                                 ----------------------------------------------------------------------------

Net Sales                              $11,035,595                $2,940,019               $2,804,332

Cost of Sales                            9,092,157                 2,859,791                2,760,477

Gross Profit                             1,943,438                    80,228                   43,855

Operating Expenses                       2,788,940                   963,811                  953,124

Loss from Operations                      (845,502)                 (883,583)                (909,269)

Other Income and Expense

         Interest Income                    74,352                     4,008                    1,264

         Interest Expense                 (356,360)                 (207,205)                (365,770)

         Other                              13,835                   (11,227)                 225,853
                                        ----------               -----------
                                          (268,173)                 (214,424)                (138,653)
Loss Before Merger and
  Equity Capital Costs                  (1,113,675)               (1,098,007)              (1,047,922)


Merger and Equity Capital Costs           (538,040)
                                        ----------               -----------              -----------
Net Loss Before Income Tax              (1,651,715)               (1,098,007)              (1,047,922)

Federal Income Tax Benefit                 241,000
                                        ----------               -----------              -----------
Net Loss for the Period                ($1,410,715)             ($1,098, 007)             ($1,047,922)
                                        ----------               -----------              -----------
Per Share of Common Stock                   ($0.41)                   ($0.60)                  ($0.17)
                                        ----------               -----------              -----------
Net Working Capital                     $1,758,782               ($1,236,571)             ($1,480,860)

Total Assets                           $11,629,912                $7,893,531               $2,176,697

Long Term Liabilities                   $1,086,210                  $934,736                 $277,440


Years Ended May 31, 1994 and 1993

          Net sales increased $135,687, or 4.8%, in fiscal year 1994 versus fiscal year 1993. The increase was due in part to larger order sizes and additions to PCTI's customer base. The increase would have been larger but for expenses incurred as a result of PCTI's move from Roseburg, Oregon to its existing site in Wenatchee, Washington. The move caused a significant interruption in revenues during the first and second quarters of fiscal year 1994 while PCTI's current facility was being completed and the manufacturing operation was located in temporary facilities. PCTI's motivations for the move were to provide better access to an acceptable work force, a more positive local economic environment for the day to day operations of the Company, closer proximity to the Company's director and shareholder group, and a location including regularly scheduled airline service for more convenient customer access to the Company's engineering and manufacturing operations.

          Although gross profit for the two periods nearly doubled from $43,855 in fiscal year 1993 to $80,228 in fiscal year 1994, gross margins for both periods were negligible, again reflecting short-run prototype and start-up orders which needed to be aggressively priced to attract customers, but did not allow for production efficiencies. Interest expense declined significantly, reflecting the small shareholder group's willingness to exchange debt for equity. In fiscal year 1993, PCTI also recognized a gain of $85,187 on the sale of its production and office facilities in Roseburg, Oregon and gain on the forgiveness of debt of $123,599 related to an agreement with a former stockholder of PCTI's predecessor for reduced payment on a note payable and accrued royalties.

          The net working capital position of the Company improved substantially from a deficit of $1,480,860 to a deficit of $1,236,571, reflecting balance sheet consolidation with CMC at May 31, 1994 and investment by PCTH's shareholders through stock purchases and loans.

Years ended May 31, 1995 and 1994

          Net sales increased a total of $8,095,576 during fiscal year 1995, $6,756,064 from the added increment of CMC, $399,442 from the added increment of CDI, and an increase of $696,914, or 27.7%, from increased revenues of PCTI ($2,940,019 in fiscal year 1994 increased to $3,880,089 in fiscal year 1995). The PCTI increase reflects PCTI's ability to achieve a larger average order size during fiscal year 1995. Management believes that this is in part a result of PCTI's relocation to the current location, which provides better access by customers for source inspection, engineering design collaboration and manufacturing coordination. The Company's addition of the CMC subsidiary also provides vendor support to PCTI for machined aluminum electronic package bodies and parts, which PCTI would otherwise need to purchase from outside vendors. Intercompany sales, which were eliminated in consolidation and not included in the above analysis, totalled $286,742 for fiscal year 1995, sales for CMC and purchases by PCTI.

          Gross profits increased substantially from fiscal year 1994 to fiscal year 1995, from $80,228 in 1994, to $1,943,438 in 1995, or 17.6% of sales. The increase in gross profit is attributable in part to the addition of CMC and the improvement in margins by PCTI, with both operations experiencing comparable margins during the year. CDI's contribution on sales of $399,442 was negligible due to the costs of the CDI Merger and the costs of integrating CDI into the Company's operations.

          Interest income for fiscal year 1995 of $74,352 compared to interest income for fiscal year 1994 of $4,008 is a direct result of a note receivable on the sale of the CMC office and manufacturing facility to two shareholders prior to the acquisition of CMC by PCTH in May 1994. The interest income level is not expected to repeat in light of the Company's reacquisition of a portion of the property in exchange for a portion of the note receivable in late May 1995. Interest expense increased from $207,205 to $356,360 due to the debt assumed as a part of the CMC acquisition, including a banking arrangement with a term loan secured by equipment of $900,310 at May 31, 1994 and a short term working capital loan of $1,388,779 at May 31, 1994 (under a short-term working capital note for borrowings up to $1,500,000 secured by receivables and inventories).

          Merger and equity capital costs incurred in fiscal year 1995 reflect conversion of warrants and options to common stock coincident with the PCTH Merger transaction in February 1995 and acquisition costs associated with the PCTH Merger and CDI Merger.

          The federal income tax benefit in 1995 of $241,000 resulted from estimated timing differences in book/tax depreciation methods of CMC calculated at the acquisition date in May 1994 have been reversed for financial statement reporting purposes during 1995.

Liquidity and Capital Resources

          The Company (or its subsidiaries) has funded its operations over the last three years primarily through the sale of equity securities, primarily common stock privately placed and the Regulation S placement in 1995, and through bank indebtedness. During the past two fiscal years, the Company (or its subsidiaries) has received proceeds totalling $5,730,064 from the sale of common stock ($4,582,858 in fiscal year 1995 and $1,147,206 in fiscal year 1994) and $2,000,000 in fiscal year 1994 from a Chelan County loan sponsored through the Washington State Department of Trade and Economic Development. Generally, the proceeds have been used to purchase patents which are the basis for the Company's technologies, to pay down shareholder loans previously extended to support operations, to purchase and to make down payments for equipment to support higher revenue levels, and to fund operating losses. As noted in the above schedule of selected financial data, the Company's working capital position at May 31, 1995 totalled $1,758,782. Coupled with a working capital and equipment term loan arrangement with the Silicon Valley Bank (the "Bank"), under a Loan and Security Agreement entered into on April 24, 1994 between the Bank and the Company, PCTI, CMC and CDI, pursuant to which the Bank has agreed to lend the Company and its subsidiaries up to $1,750,000, the Company expects to be in a position to support current and expected levels of operations for the foreseeable future. The Company is also working towards being in a position to attract additional capital through additional sales of stock for use in growth through strategic acquisitions.

ITEM 7.  FINANCIAL STATEMENTS

                       INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
PCT Holdings, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of PCT Holdings, Inc. and Subsidiaries (the Company) as of May 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCT Holdings, Inc. and Subsidiaries as of May 31, 1995 and 1994, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

MOSS ADAMS LLP

Everett, Washington
July 14, 1995

                      PCT HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------


                                                               MAY 31,
                                                       ------------------------
                                                          1995           1994
                                                          ----           ----
CURRENT ASSETS
    Cash                                             $  1,078,637    $    27,208
    Accounts receivable, net of allowances
       for doubtful accounts and returns
       of $45,000 and $30,000                           1,075,999        923,894
    Inventory                                           4,375,162      3,459,969
    Prepaid expenses and other                             39,721         62,242
    Current portion of note receivable from
       stockholder                                        278,795         23,000
                                                     ------------    -----------


       Total current assets                             6,848,314      4,496,313
                                                     ------------    -----------


PROPERTY AND EQUIPMENT, at cost, net                    3,008,122      2,307,564
                                                     ------------    -----------


OTHER ASSETS
    Note receivable from stockholder, net of
       current portion                                                   952,207
    Real estate held for resale                           676,253
    Patents, net of accumulated amortization
       of $33,000 and $3,200                              478,092         46,781
    Costs in excess of net book value of
       acquired subsidiary net of accumulated
       amortization of $7,800                             462,687
    Non-compete agreement                                 100,000
    Other                                                  56,444         90,666
                                                     ------------    -----------
                                                        1,773,476      1,089,654
                                                     ------------    -----------
                                                     $ 11,629,912    $ 7,893,531
                                                     ============    ===========

                                (continued)

                      PCT HOLDINGS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                              MAY 31,
                                                 ----------------------------
                                                       1995            1994
                                                       ----            ----
CURRENT LIABILITIES
    Note payable                                                   $  1,388,779
    Accounts payable                               $  1,527,467         958,850
    Accrued liabilities                                 518,065         371,417
    Current portion of long-term debt                 2,448,000       1,008,000
    Current portion of notes payable to
       stockholders                                     510,000       1,917,838
    Current portion of capital lease
       obligations                                       51,000          88,000
    Current portion of non-compete
       agreement payable                                 35,000
                                                   ------------    ------------

       Total current liabilities                      5,089,532       5,732,884

LONG-TERM LIABILITIES
    Long-term debt, net of current portion              319,574         415,329
    Notes payable to stockholders, net of
       current portion                                  457,644         160,000
    Capital lease obligations, net of
       current portion                                  115,281          73,407
    Non-compete agreement payable, net of
       current portion                                   65,000
    Deferred income tax                                                 241,000
    Deferred rent                                       128,711          45,000
                                                   ------------    ------------

       Total liabilities                              6,175,742       6,667,620
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCY (Notes 10 and 13)

STOCKHOLDERS' EQUITY
    Common stock                                     11,018,406       5,379,432
    Accumulated deficit                              (5,564,236)     (4,153,521)
                                                   ------------    ------------

                                                      5,454,170       1,225,911
                                                   ------------    ------------

                                                   $ 11,629,912    $  7,893,531
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                      PCT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                       YEAR ENDED MAY 31,
                                                -------------------------------
                                                    1995                1994
                                                    ----                ----

NET SALES                                       $ 11,035,595       $  2,940,019

COST OF SALES                                      9,092,157          2,859,791
                                                ------------       ------------

GROSS PROFIT                                       1,943,438             80,228

OPERATING EXPENSES                                 2,788,940            963,811
                                                ------------       ------------

LOSS FROM OPERATIONS                                (845,502)          (883,583)
                                                ------------       ------------

OTHER INCOME AND EXPENSE
    Interest income                                   74,352              4,008
    Interest expense                                (356,360)          (207,205)
    Other                                             13,835            (11,227)
                                                ------------       ------------

                                                    (268,173)          (214,424)
                                                ------------       ------------

LOSS BEFORE MERGER AND EQUITY
    CAPITAL COSTS                                 (1,113,675)        (1,098,007)

MERGER AND EQUITY CAPITAL COSTS                     (538,040)
                                                ------------       ------------

LOSS BEFORE FEDERAL INCOME TAX                    (1,651,715)        (1,098,007)

FEDERAL INCOME TAX BENEFIT                           241,000
                                                ------------       ------------

NET LOSS                                        $ (1,410,715)      $ (1,098,007)
                                                ============       ============

LOSS PER SHARE OF COMMON STOCK                  $      (0.41)      $      (0.60)
                                                ============       ============



The accompanying notes are an integral part of these consolidated financial statements.

                      PCT HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MAY 31, 1995 AND 1994


                                                         Common Stock                   Preferred Stock
                                                   ------------------------         ---------------------------       Accumulated
                                                   Shares            Amount         Shares               Amount         Deficit
                                                   ------            ------         ------               ------       -----------

BALANCE, May 31, 1993
  As previously reported,
    retroactively adjusted for
    effects of stock splits                       1,092,592      $  1,505,000      $    383,000      $    478,750      $ (2,790,554)
   Pooling of interest with:
    Pacific Coast Technologies,
      Inc.
    Verazzana Ventures, Ltd.                        187,500           219,000                                              (219,000)
                                                  ---------      ------------      ------------      ------------      ------------

  Balance, as restated                            1,280,092         1,724,000           383,000           478,750        (3,009,544)

  Common stock issued                               442,968         1,204,741
  Dividend paid through issu-
    ance of preferred stock                                                              45,960            45,960           (45,960)
  Exchange of preferred stock
    for common stock                                250,226           524,710          (428,960)         (524,710)
  Acquisition of Cashmere
    Manufacturing Co., Inc.                         791,666         1,925,981
  Net loss                                                                                                               (1,098,007)
                                                  ---------      ------------      ------------      ------------       -----------

BALANCE, May 31, 1994                             2,764,952      $  5,379,432              --                --          (4,153,521)

  Common stock issued                             2,137,680         4,682,091
  Stock options and warrants
    exercised                                       160,043           316,883
  Acquisition of Ceramic
    Devices, Inc.                                   133,333           640,000
  Net loss                                                                                                               (1,410,715)
                                                  ---------      ------------      ------------      ------------       -----------

BALANCE, May 31, 1995                             5,196,008      $ 11,018,406              --                --        $ (5,564,236)
                                                  =========      ============      ============      ============       ===========


The Company has authorized 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

The accompanying notes are an integral part of these consolidated financial statements.

                      PCT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                       YEAR ENDED MAY 31,
                                                  -----------------------------
                                                     1995               1994
                                                  ----------         ----------
CASH FLOW FROM OPERATING ACTIVITIES
    Cash received from customers                  $ 11,151,726     $  2,636,024
    Cash paid to suppliers and employees           (11,309,618)      (3,791,763)
    Interest paid                                     (333,106)        (122,930)
    Interest received                                   74,352            4,008
                                                  ------------     ------------

       Net cash from operating activities             (416,646)      (1,274,661)
                                                  ------------     ------------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                (604,904)         (81,189)
    Proceeds from sale of property and
       equipment                                                        100,030
    Purchase of patents                               (461,000)
    Payments received on note receivable                20,159             --
                                                  ------------     ------------

       Net cash from investing activities           (1,045,745)          18,841
                                                  ------------     ------------
CASH FLOW FROM FINANCING ACTIVITIES
    Net change in note payable                      (1,388,779)        (287,344)
    Proceeds from long-term debt                     2,229,336           88,571
    Payments on long-term debt and
       capital lease obligations                    (1,299,601)        (322,709)
    Proceeds from notes payable to
       stockholders                                     50,000          616,838
    Payments on notes payable to
       stockholders                                                  (1,659,994)
    Sale of common stock                             4,582,858        1,147,206
                                                  ------------     ------------

       Net cash from financing activities            2,513,820        1,242,562
                                                  ------------     ------------

NET CHANGE IN CASH                                   1,051,429          (13,258)

CASH, beginning of year                                 27,208           40,466
                                                  ------------     ------------

CASH, end of year                                 $  1,078,637     $     27,208
                                                  ============     ============





                                  (continued)

                      PCT HOLDINGS, INC. AND SUBSIDIARIES



                                                          YEAR ENDED MAY 31,
                                                  ------------------------------
                                                     1995                1994
                                                  ----------          ----------

RECONCILIATION OF NET LOSS TO NET CASH
       FROM OPERATING ACTIVITIES
    Net loss                                        $(1,410,715)    $(1,098,007)
    Adjustments to reconcile net loss to
         net cash from operating activities
       Depreciation and amortization                    408,541         144,655
       Loss on sale of property and
         equipment                                                       15,526
       Merger and equity capital costs
         paid in common stock                           336,888
       Federal income tax benefit                      (241,000)
       Changes in operating assets and
           liabilities
         Accounts receivable                            102,296        (303,995)
         Inventory                                     (215,675)       (190,136)
         Prepaid expenses and other                      70,965          (2,248)
         Accounts payable and accrued
           liabilities                                  532,054         159,544
                                                    -----------     -----------
NET CASH FROM OPERATING ACTIVITIES                  $  (416,646)    $(1,274,661)
                                                    ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
       FINANCING ACTIVITIES
    Acquisition of Subsidiaries (Note 1):
      Fair value of assets acquired, other
       than cash                                    $ 1,589,374     $ 5,442,433
      Liabilities assumed                              (370,346)     (3,528,659)
      Notes payable issued                             (600,000)
                                                    -----------     -----------
       Common stock issued                          $   619,028     $ 1,913,774
                                                    ===========     ===========

    Payment of dividend through issuance
       of preferred stock                                           $    45,960

    Payment of interest through issuance
       of common stock                                              $    69,742

    Payment on note payable through
       issuance of stock                            $   100,200

    Seller financed non-compete note payable        $   100,000

    Collateral recovery of building for
       note receivable                              $   676,253

    Seller financed purchase of property
       and equipment                                $   202,697

    Equipment purchased through capital
       leases                                       $   151,074


The accompanying notes are an integral part of these consolidated financial statements.

                      PCT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1995 AND 1994


NOTE 1 - FORMATION AND ACQUISITIONS

    On February 15, 1995, PCT Holdings, Inc. (formerly Verazzana Ventures, Ltd.), a Nevada corporation, (the Company) entered into an Agreement and Plan of Merger for the merger of PCT Merger Corporation, a wholly-owned subsidiary corporation of the Company (the Surviving Corporation) with PCT Holdings, Inc., a Washington corporation (the Merging Corporation). The business previously conducted by the Merging Corporation and its operating subsidiaries is owned and operated as a wholly-owned subsidiary of the Company following the exchange of shares by the Surviving Corporation. The merger was accounted for as a pooling of interests. Concurrent with the merger, the Company changed its name from Verazzana Ventures, Ltd. to PCT Holdings, Inc.

    The merger, effective February 17, 1995, was accomplished by an exchange of 2,963,675 shares of the Company's authorized, but previously unissued, common stock for all issued and outstanding shares of the Merging Corporation as of the date of the merger. Prior to the exchange of shares, there had been no relationship between the Company or any of its affiliates and the Merging Corporation or any of its affiliates. The Company had conducted only limited business operations, consisting primarily of investigating and evaluating acquisition opportunities. The Merging Corporation had conducted separate, unrelated operations prior to the merger. These consolidated financial statements report results of operations as if the Merging Corporation and the Company were combined as of the beginning of the year ended May 31, 1994. A finders and consulting fee related to the merger of $50,000 cash and 212,500 shares of the Company's common stock was paid to a consultant. Included in merger and equity capital costs during the year ended May 31, 1995 is $155,000 related to the cash payment and the fair market value of the stock issued.

    The Merging Corporation was organized on May 31, 1994 to acquire the outstanding stock of Pacific Coast Technologies, Inc. (PCTI) and Cashmere Manufacturing Co., Inc. (CMC). The stockholders of PCTI and CMC became the stockholders of the Merging Corporation, and PCTI and CMC became wholly-owned subsidiaries. The acquisition of PCTI was accounted for as a pooling of interests, whereby the assets and liabilities of both companies were combined at historical cost. These consolidated financial statements report results of operations as if PCTI and the Merging Corporation were combined as of the beginning of the year ended May 31, 1994.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995 AND 1994
                                (continued)

    The purchase method of accounting was used to account for the acquisition of CMC. Management established the value of the stock issued as equivalent to CMC's net book value (equity) of $1,925,981 at May 31, 1994. CMC's sales, costs and expenses were not included in operating results for the year ended May 31, 1994.

    On February 28, 1995, the Company acquired the outstanding stock of Ceramic Devices, Inc. (CDI) for $1,240,000, consisting of 133,333 shares of the Company's common stock at $4.80 per share, or $640,000, and notes payable totaling $600,000 (Note 8). The acquisition, accounted for using the purchase method of accounting, resulted in costs in excess of net book value of CDI of $470,529 which are being amortized over 15 years. CDI's sales, costs and expenses are included in the consolidated operating results for the three months ended May 31, 1995.

    Concurrent with the purchase of CDI, the Company entered into a non-compete agreement with the president of CDI for $100,000, payable in annual installments of $35,000 in February 1996 and 1997 and $30,000 in February 1998. The non-compete agreement covers the three-year period following the termination of employment of CDI's president, and is being amortized over 6 years which management estimates to be the period of benefit of the agreement.

    The following summary, prepared on a pro forma basis, combines the consolidated condensed balance sheets and results of operations as if CMC and CDI had been acquired as of the beginning of the year ended May 31, 1993. There are no material adjustments which impact the summary.


                                                            MAY 31,
                                                ------------------------------
                                                   1994                1993
                                                (UNAUDITED)         (UNAUDITED)
                                                -----------         -----------

Inventories                                      $ 4,139,000         $ 4,285,000
Other current assets                               1,370,000           1,203,000
Property and equipment                             2,457,000           3,764,000
Other non-current assets                           1,699,000           1,012,000
                                                 -----------         -----------

                                                 $ 9,665,000         $10,264,000
                                                 ===========         ===========

Current liabilities                              $ 6,522,000         $ 5,441,000
Long-term liabilities                              1,117,000           1,993,000
Stockholders' equity                               2,026,000           2,830,000
                                                 -----------         -----------

                                                 $ 9,665,000         $10,264,000
                                                 ===========         ===========

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995 AND 1994
                                (continued)


                                               YEAR ENDED MAY 31,
                             -------------------------------------------------
                                 1995              1994                1993
                             (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
                             -----------        -----------         -----------

Net sales                    $ 12,267,000       $  9,217,000       $ 11,596,000

Loss from
  operations                 $   (992,000)      $ (1,174,000)      $ (1,235,000)

Net loss                     $ (1,548,000)      $ (1,486,000)      $ (1,501,000)

Loss per common
  share                      $      (0.45)      $      (0.51)      $      (0.53)


NOTE 2 - OPERATIONS

        The Company serves as a holding company for PCTI, CMC, and CDI. Its fiscal year end is May 31.

        PCTI, located in Wenatchee, Washington, manufactures and distributes hermetically sealed connectors and components for the medical, energy, aerospace, communications, and general electronics industries. PCTI's customers are located throughout the United States and Europe.

      CMC, located in Cashmere, Washington, manufactures machined aluminum parts and sub-assemblies primarily for the aerospace industry. The majority of CMC's customers are located in the Puget Sound region of Western Washington. Included in accounts receivable at May 31, 1995 and 1994 is $134,000 and $180,000, respectively, which is due from The Boeing Company. Sales to The Boeing Company were approximately $5.3 million in the year ended May 31, 1995.

        CDI, located in San Diego, California, designs, manufactures and distributes ceramic capacitors and filters for the medical, space and defense industries which reduce to tolerable levels electromagnetic interference in sensitive electronic systems. CDI's customers are located throughout the United States.

        The Company plans to relocate CMC and CDI to Wenatchee, Washington during the Fall of 1995 (Note 10).

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995 AND 1994
                                (continued)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a) Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

        (b) Inventory - Inventory is generally stated at the lower of cost (first-in, first-out method) or market.

        (c) Depreciation - Property and equipment is depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. For federal income tax purposes, accelerated methods are used over statutory lives.

        (d) Patents - Patents are recorded at cost less accumulated amortization using the straight-line method over the estimated useful lives of the patents of 15 to 17 years.

         (e) Federal income tax - The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes in 1994. The effect of adopting SFAS No. 109 was not material to the consolidated financial statements. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events recognized in the financial statement and tax returns. Deferred tax liabilities and assets are based on the difference between financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years the differences are anticipated to reverse.

        (f) Retirement plan - The Company maintains a 401(k) plan covering all eligible employees who meet service requirements as provided in the plan. Company contributions to the profit sharing plan are determined annually by the Board of Directors. No contributions were made to the plan during the years ended May 31, 1995 and 1994.

        (g) Per share information - Loss per share of common stock is based upon the weighted average number of shares of common stock outstanding during the period, retroactively adjusted for stock splits. The weighted average number of shares outstanding was 3,468,741 and 1,826,423 during the year ended May 31, 1995 and 1994, respectively. Stock options which have been granted are not included in the weighted average number of shares outstanding as their effect would be anti-dilutive.

        (h) Reclassifications - Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995 AND 1994
                                (continued)


NOTE 4 - INVENTORY

                                                               MAY 31,
                                                     ---------------------------
                                                        1995             1994
                                                     ----------       ----------

Raw materials                                        $1,479,054       $1,526,768
Work in progress                                      1,142,701          651,528
Purchased and manufactured
  components and finished goods                       1,753,407        1,281,673
                                                     ----------       ----------

                                                     $4,375,162       $3,459,969
                                                     ==========       ==========

NOTE 5 - PROPERTY PLANT AND EQUIPMENT

        Property and equipment, including assets under capital lease arrangement, are as follows:

                                 Estimated
                                   Useful                MAY 31,
                                  Life in     -----------------------------
                                   Years         1995               1994
                                 ----------   ----------         ----------

Machinery and equipment              5-20     $ 3,980,275        $ 3,295,096
Furniture and fixtures               5-10         478,226            380,915
Leasehold improvements                7           119,233             12,475
                                              -----------        -----------

                                                4,577,734          3,688,486

Less accumulated
   depreciation and
   amortization                                 1,569,612          1,380,922
                                              -----------        -----------

                                              $ 3,008,122        $ 2,307,564
                                              ===========        ===========

        Included in prepaid expenses at May 31, 1995 is $18,000 in deposits related to equipment purchase commitments of approximately $221,000.

        Machinery and equipment and furniture and fixtures at May 31, 1995 and 1994, includes $230,515 and $345,628, respectively, of assets acquired under capital lease. Accumulated amortization related to leased assets was $33,714 and $151,481, respectively.

        The Company recognized depreciation of property and equipment of $343,968 and $90,948 during the years ended May 31, 1995 and 1994, respectively, and $27,042 and $50,571, respectively, of amortization of capital leases.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995 AND 1994
                                (continued)


NOTE 6 - NOTE RECEIVABLE FROM STOCKHOLDER

        In May 1994, CMC sold land and buildings which include the CMC manufacturing facilities to a stockholder for $975,207. CMC received a note for the sales price, due in monthly installments of $7,600 through May 2014, including interest at 7 percent. The note was collateralized by the land and buildings, subject to priority liens of a bank and an individual. No gain or loss resulted from this transaction. The Company entered into an agreement to lease the facilities from the majority stockholder (Note 10).

        In May 1995, the Company reacquired an undivided interest in a portion of the land and buildings from the stockholder. The portion acquired did not include the part of the buildings that house the manufacturing facilities leased by CMC. The outstanding note receivable due from the stockholder at the time of the reacquisition was reduced to $284,839, and the remainder of that note was exchanged for the land and buildings with a fair market value of $676,253. The stockholder has agreed to assume the remaining note payable collateralized by the land and building. Negotiations are not yet finalized to fully relieve the Company of responsibility for the note payable (Note 9). The terms of the note receivable mirror the terms of the note payable, with interest at 8.75 percent, due in installments of $5,900 through February 1996 with the remaining balance due in March 1996.


NOTE 7 - NOTE PAYABLE

        CMC had an operating line of credit with a bank through April 1995 with interest at the bank's prime rate plus 2 percent. On April 26, 1995, the line of credit with the bank was repaid.

        The Company and its subsidiaries are finalizing a new lending arrangement with a bank for a line of credit of $2.5 million and a capital equipment line of credit of up to $250,000. A standby letter of credit, which will provide replacement collateral for borrowings from Chelan County, State of Washington (Note 9), reduces funds available to the Company under the operating line of credit to $1.5 million, as $1.0 million is to be considered applied against the standby letter of credit. The Company will be required to establish a $1.0 million certificate of deposit at the bank as security to issue the letter of credit. Total borrowings under the line of credit are limited to a variable collateral base consisting of 40 percent of the book value of the Company's inventory to a maximum value of $1.0 million and 75 percent of eligible accounts receivable. The operating line of credit arrangement is to be available through April 1996. The capital equipment line of credit is to be available until October 31, 1995, at which time any balance will be amortized and paid over a three-year period. The loan agreement contains restrictive covenants related to tangible net worth levels, certain other financial ratios, and minimum profitability levels.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995 AND 1994
                                (continued)

NOTE 8 - NOTES PAYABLE TO STOCKHOLDERS

                                                                MAY 31,
                                                        ------------------------
                                                           1995          1994
                                                        ----------    ----------
Note payable to stockholders in
        November 1995, bearing interest
        at 8 percent.  Collateralized by assets
        of CDI.                                         $  400,000

Note payable to stockholders in
        installments of $50,000 in
        February 1996 and $75,000 in
        February 1997 and 1998, plus
        interest at 8 percent.  Collateralized
        by assets of CDI.                                  200,000

Note payable to a stockholder, due
        in monthly installments of $8,300,
        including interest at 10.25 percent,
        plus a balloon payment of $181,000
        due February 1, 1998. Collateralized
        by patents and accounts receivable
        of PCTI.                                           367,644    $  560,000

Notes payable to various stock-
        holders which were paid in full
        in June 1994.                                                  1,517,838
                                                        ----------    ----------

                                                           967,644     2,077,838
        Current portion                                    510,000     1,917,838
                                                        ----------    ----------

        Long-term portion                               $  457,644    $  160,000
                                                        ==========    ==========

        Interest paid to stockholders was $30,644 and $69,742 for the years ended May 31, 1995 and 1994, respectively. Interest in 1994 was paid through the issuance of common stock.

        Notes payable to stockholders mature as follows:

             YEAR ENDING
               MAY 31,
             -----------

                1996                   $510,000
                1997                    146,000
                1998                    311,644
                                       --------
                                       $967,644
                                       ========

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995 AND 1994
                                (continued)

NOTE 9 - LONG-TERM DEBT

                                                                MAY 31,
                                                      -------------------------
                                                         1995           1994
                                                      ----------     ----------

Chelan County, State of Washington
   Principal amount is payable in June 1997,
   however, the holder may demand payment at
   any time. Interest is payable quarterly at
   3 percent. Collateralized by all assets
   of PCTI, a $2,000,000 letter of credit
   and guarantees of certain stockholders
   (Note 7).                                            $2,000,000

Bank
   Note payable in monthly installments of
   $5,900, including interest at 8.75
   percent through March 1996, at which time
   the balance of $242,710 is due.
   Collateralized by the real property
   described in Note 6.                                    278,795    $  323,207

Various
   Notes payable in installments, plus interest
   at 6 percent to 12.5 percent.
   Collateralized by certain assets
   of PCTI and guarantees of cer-
   tain stockholders.                                      488,779       199,812

Bank
   Note payable which was paid in
   full in April 1995.                                                   900,310
                                                        ----------    ----------

                                                         2,767,574     1,423,329
   Current portion                                       2,448,000     1,008,000
                                                        ----------    ----------

   Long-term portion                                    $  319,574    $  415,329
                                                        ==========    ==========

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995 AND 1994
                                (continued)


   Long-term debt matures as follows:

                 YEAR ENDING
                   MAY 31,           AMOUNT
                 -----------         ------

                    1996          $ 2,448,000
                    1997               98,000
                    1998               75,000
                    1999               55,000
                    2000               91,574
                                  -----------
                                  $ 2,767,574
                                  ===========


NOTE 10 - LEASING ARRANGEMENTS AND COMMITMENTS

        (a) Capital lease obligations - The Company is obligated under several capital lease arrangements to finance the acquisition of machinery and office equipment. Assets under capital leases are capitalized using interest rates appropriate at the inception of the lease.

        Minimum lease payments under the capital leases and the present value of the minimum lease payments are as follows:

                 YEAR ENDING
                   MAY 31,                                 AMOUNT
                 -----------                               ------

                    1996                               $     76,000
                    1997                                     71,000
                    1998                                     47,000
                    1999                                     15,000
                    2000                                      5,000
                                                        -----------
        Total minimum lease payments                        214,000
        Less:  Amount representing interest                  47,719
                                                        -----------

        Present value of minimum lease payments             166,281
        Current portion                                      51,000
                                                        -----------

        Long-term portion                               $   115,281
                                                        ===========

        (b) Operating facility leases - During 1994, the Company entered into a lease agreement for the manufacturing facility in which PCTI is located through July 2003 with the Port of Chelan County. Rent payments for the first five years of the lease are based on a percentage of the base rent, resulting in a deferred rent liability. Rental expense is recorded ratably over the term of the lease. Total rental expense related to this lease was $128,000 and $80,000 for the years ended May 31, 1995 and 1994, respectively.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995 AND 1994
                                (continued)


        On May 31, 1994, the Company entered into an agreement to lease the manufacturing facility in which CMC is located from a stockholder for three years at $9,000 per month. In March 1995, the Company committed to lease new space, for the CMC manufacturing operations, from the Port of Chelan County (Note 2). The scheduled completion date of the building and anticipated beginning of the lease term is September 1995. The Company and the stockholder have agreed to cancel the existing lease on the CMC facility upon completion of the building for $108,000, which has been paid and charged to operations in the year ended May 31, 1995.

        The Company leases the manufacturing facilities in which CDI is located under two leases. Monthly payments on the leases are $6,700. The leases expire in April 1997. Costs related to canceling the leases upon CDI's planned move to Wenatchee, Washington have not been determined.

        Minimum lease payments under these leases are as follows:

                                                          AMOUNT
                                                       -----------

                 Year ending May 31,  1996             $   327,400
                                      1997                 391,700
                                      1998                 231,000
                                      1999                 202,000
                                      2000                 164,000
                 Thereafter                                620,300
                                                       -----------

                                                       $ 1,936,400
                                                       ===========

        (c) Employment agreements - The Company has employment agreements with certain officers and key employees. The agreements are generally for three year terms and cancelable for cause. Compensation under the agreements includes base compensation plus incentives including up to 159,999 stock options with exercise prices ranging from $2 to $8 per share, based on the Company's performance. No options under these agreements have been granted as of May 31, 1995.


NOTE 11 - FEDERAL INCOME TAX

        The federal income tax benefit is based on the estimated effective annual tax rate for the fiscal year. The benefit includes the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss (NOL) carryforwards. The benefit of $241,000 in the year ended May 31, 1995 represents a reversal of temporary differences in book/tax depreciation methods of CMC calculated at the acquisition date in May 1994.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995 AND 1994
                                (continued)

        The Company has NOL carryforwards of approximately $6.3 million available for federal income tax purposes through 2010. As a result of the greater than 50 percent change in ownership in the consolidated companies during the year, the NOL's from the subsidiaries existing prior to the respective acquisitions are limited to use by the subsidiary which originally generated the NOL. These NOL's are further limited by the amount which can be utilized in any one fiscal year. Approximately $4.8 million of the NOL's are limited to offsetting future PCTI federal taxable income. The amount which can be utilized each year is approximately $400,000.

     The deferred tax liabilities (assets) are comprised of the tax effect of the following at May 31:

                                                       1995              1994
                                                    ---------         ---------
          Inventory                                $  185,000        $  102,000
          Depreciation                               (355,000)         (346,000)
          Other                                        55,000            58,000
          Net operating loss carryforwards          2,130,000         1,620,000
          Valuation allowance                      (2,015,000)       (1,434,000)
                                                    ---------         ---------
                                                   $    --           $ (241,000)
                                                    =========         =========

        SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." Management believes that some or all of the excess of NOL carryforwards over temporary differences may be utilized in future periods. However, due to the uncertainty of future federal taxable income, a valuation allowance for the full amount of the deferred tax asset has been recorded at May 31, 1995. Due to limitations on the use of NOL carryforwards the valuation allowance at May 31, 1994 was established for the full amount of the net deferred tax assets resulting from the temporary differences and NOL's of PCTI only.

        The Company will file a consolidated tax return for the year ended May 31, 1995.


NOTE 12 - CAPITAL STOCK

        On July 18, 1994, the Board of Directors approved a one-for-three reverse split of the Company's common stock. This split resulted in a decrease of 10,309,834 shares of common stock outstanding. On January 26, 1995, the Company's Board of Directors approved a one-for-two reverse split of the Company's common stock. This split resulted in a decrease of 2,963,675 shares of common stock outstanding. All share and per share amounts have been restated to retroactively reflect these stock splits.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995 AND 1994
                                (continued)


NOTE 12 - CAPITAL STOCK (continued)

        On January 12, 1995, the Company granted stock options for 160,000 shares of the Company's common stock to certain management employees, exercisable at $2.00 per share. These shares are fully vested and exercisable. Subsequent to May 31, 1995, the Company granted additional stock options for 125,000 shares of common stock to certain management employees with an exercise price equal to the fair market value of the stock at the date of grant. The stock options expire between December 2000 and February 2005.

        During the year ended May 31, 1995, the Board of Directors gave all option and warrant holders the choice of exercising options and warrants at one-half the original exercise price, or exercise the options at no price and receive one share of common stock for every four shares of options or warrants held. Options and warrants totaling 94,444 and 292,965, respectively, were exercised with resulting proceeds of $30,000 and $54,995, respectively. The holders of the options and warrants received 48,610 and 111,433 shares of common stock, respectively. The fair market value of the Company's common stock at the date of exercise was $1.98 per share. Included in merger and equity capital costs during the year ended May 31, 1995 is $231,888 related to the repricing of the options. No options were exercised during the year ended May 31, 1994.

        The Company entered into an agreement with a Swiss company to find suitable and qualified investors for the purchase of up to 800,000 shares of the Company's common stock at a price of not less than $5.00 per share in an offering qualifying under Regulation S of the Securities Act of 1933. The Swiss company received a minimum commission of 5 percent of the gross proceeds, plus reimbursement of out-of-pocket costs and 1,000,000 shares of the Company's common stock, which according to the agreement, were earned in fiscal 1995 and are reflected as issued and outstanding in these consolidated financial statements. The Company is awaiting instructions from the Swiss company as to the actual preparation of the stock certificate(s) for the 1,000,000 shares of stock, and will accommodate actual issuance within the scope of the agreement and securities regulations for qualification under Regulation S.

        During the year ended May 31, 1995, 699,000 shares of stock were sold under the Swiss company agreement with net proceeds to the Company of $3,595,667, or $5.14 per share. Using proceeds from the stock sales, the Company paid off the CMC line of credit (Note 7) and the term loan collateralized by equipment (Note 9).


NOTE 13 - MANAGEMENT'S PLAN FOR FUTURE OPERATIONS

        As shown in the consolidated financial statements, the Company has incurred net losses of $1,410,715 and $1,098,007 during the years ended May 31, 1995 and 1994, respectively. While current assets exceed current liabilities by $1,758,782 as of May 31, 1995, the Company must maintain future cash flows sufficient to meet its ongoing obligations while improving operating results.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995 AND 1994
                                (continued)


        Management has developed and is implementing its plan to improve operating results and maintain cash flows during fiscal 1996. Significant components of management's plans for operations include:

* Bringing each Subsidiary to profitable operating results on a month-to-month basis through additional revenue opportunities with current customers. Unaudited financial information prepared by management for June 1995 presents a consolidated operating loss of $34,700 during that month, based on net revenues of $1,153,600.

* Consolidating manufacturing locations by relocating the manufacturing facilities of CMC and CDI adjacent to PCTI in Wenatchee, Washington during fiscal 1996. This facility consolidation is expected to provide significant operating efficiencies and improved management control of operations.

* Recruiting management personnel to enhance manufacturing operations, inventory control and marketing. PCTI hired a vice-president of manufacturing who assumed responsibilities during March 1995.

* Building the sales backlog. The Company's consolidated sales backlog has grown to nearly $10.5 million at August 1, 1995, compared with approximately $7.5 million in January of 1995 and $5.5 million in August of 1994.

* Continuing revenue growth through internal product development, utilization of the Company's patented technologies and strategic acquisitions. The Company will continue to develop products and support customers in the aerospace, transportation, communications, energy and medical industries.

        To sustain operations and cash flows while operational improvements are being implemented, the Company has historically been successful in maintaining sufficient cash flow through equity and debt financing arrangements. Management expects to continue to maintain liquidity as it has demonstrated in historical periods. A summary of past financing results and future financing plans follows.

        During fiscal 1995, the Company made significant progress in building its equity base, reducing debt and creating an improved business environment by trading its stock in the public market. Historical achievements include:

* Raising approximately $981,000 in a private stock placement during the Fall of 1994 to support operations.

* Raising approximately $3,596,000 during fiscal 1995 in an offering of 800,000 shares qualifying under Regulation S under the Securities Act of 1933. Additional proceeds have

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995 AND 1994
                                (continued)


     been received through this offering during fiscal year 1996 bringing total net proceeds of the offering during fiscal 1995 and 1996 to approximately $4,107,000.

* Entering into and completing an Agreement and Plan of Merger with a public shell corporation, resulting in the Company becoming publicly traded on the bulletin board or "pink sheets."

* After completing the two equity offerings referred to above, repaying debt of $2.2 million, developing a new banking relationship, purchasing equipment to support operating activities, paying the costs associated with merger transactions and providing working capital to support on-going operations.

* Purchasing CDI in a stock transaction which provided vertical integration for the Company's product base to its customers. CDI added an approximate $1.5 million revenue base and growth opportunities within the existing PCT Holdings, Inc. customer group.

* Achieving equity, asset and revenue levels to qualify the Company for listing under the NASDAQ small cap market. The Company has made application for listing.

* Arranging and currently in the process of finalizing a new lending arrangement with a bank which includes a net operating line of credit of $1.5 million, a capital equipment line of credit of $250,000, and a letter of credit arrangement in support of the Chelan County loan (Note 7).

        Management intends to consider additional stock offerings under Regulation S as strategically necessary to support future working capital requirements or merger opportunities.

        Management believes the Company's historical achievements and future plans for operations, improved equity base, reduction of debt, completion of a new lending arrangement, and the addition of equity through the sale of common stock will provide sufficient liquidity, debt and equity financing to permit the Company to meet its future obligations.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

          As disclosed in its Form 8-K filed with the Securities and Exchange Commission ("SEC") on June 2, 1995, the Company's Board of
Directors dismissed the Company's principal independent accountant, Schvaneveldt and Company, a Salt Lake City, Utah, certified public accounting firm ("Schvaneveldt"). The purpose for dismissing Schvaneveldt was to replace that firm with the Seattle, Washington-based certified public accounting firm of Moss Adams LLP. Moss Adams had been the independent accountant of

PCTH until it merged with PCT Subsidiary. Because prior to the PCTH Merger the Company's sole business activity was seeking a possible merger candidate, and because PCTH had significant pre-merger business operations with which Moss Adams was familiar, the Board determined that it would be in the best interests of the Company to engage Moss Adams to continue as its independent certifying accountant after the merger. Accordingly, at its June meeting, the Board voted to engage Moss Adams as the Company's principal independent accountant as of February 17, 1995.

          During the Company's past two fiscal years, Schvaneveldt prepared no financial statement for the Company which contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. At the time the Board acted to replace Schvaneveldt with Moss Adams, Schvaneveldt was not preparing any financial statements for the Company. There were no disagreements between the Company and Schvaneveldt on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Schvaneveldt's satisfaction, would have caused it to make reference to the subject matter of such disagreement in connection with any report it may have prepared.

          Schvaneveldt furnished the Company a letter addressed to the SEC stating that it agreed with the above statements. A copy of that letter, dated June 20, 1995, is attached as Exhibit 16 to the Company's Form 8-K/A, filed on June 22, 1995.


                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT

          The following table sets forth information as of August 21, 1995 (unless otherwise noted) regarding the directors and executive officers of the Company.

                                                     Director or
Name                                    Age          Officer Since            Position with Company
- ----                                    ---          -------------            ---------------------
Donald A. Wright                        43           02/95                    Chairman of the Board, Chief
                                                                              Executive Officer and President

Herman L. "Jack" Jones                  63           02/95                    Executive Vice President and
                                                                              Director

Roger P. Vallo                          60           02/95                    Secretary and Director

Robert L. Smith                         80           02/95                    Treasurer and Director



Nick A. Gerde                           50           02/95                    Vice President and Chief
                                                                              Financial Officer

Arthur S. Robinson                      60           02/95                    Director

Donald B. Cotton                        56           02/95                    Director

Roger D. Dudley                         43           02/95                    Director

Allen W. Dahl, M.D.                     67           02/95                    Director

John M. Eder                            52           02/95                    Director

Ronald E. Marshall                      52           02/95                    Director (resigned effective
                                                                              July 31, 1995)


         Donald A. Wright has been the Chief Executive Officer, President and a Director of the Company since February 1995 and served PCTH in the same capacity from May 1994 to February 1995. He has been an officer and director of PCTI and its predecessor, Kyle Technology Corporation since 1990. Prior to that time, Mr. Wright was the founder and president of a Washington-based high technology corporation known as Component Concepts, Inc.

         Herman L. "Jack" Jones has been the Executive Vice President and a Director of the Company since February 1995 and served PCTH in the same capacity from May 1994 to February 1995. He has also served as a director and officer of CMC since 1969.

         Roger P. Vallo has been a Director and the Secretary of the Company since February 1995 and served in the same capacity with PCTH from May 1994 to February 1995, and with PCTI from June 1993 to May 12, 1994. From 1990 he served as a Director of the predecessor of PCTI and then subsequently as a Director of PCTI. Since 1986, Mr. Vallo has been the President and Chief Executive Officer of Prudential Preferred Properties in Everett, Washington, known formerly as Duryee Realty.

         Robert L. Smith has been Director and Treasurer of the Company since February 1995 and served in the capacity with PCTH from May 1994 to February 1995. Prior to May 1994, he also served as a Director and officer of PCTI. Mr. Smith has been engaged in the commercial real estate business for Prudential Preferred Properties in Everett, Washington for many years.

         Nick A. Gerde has been the Vice President of Finance and Chief Financial Officer of the Company since February 1995 and served in the same capacity with PCTH from August 1994 to February 1995. Mr. Gerde served as Vice President/CFO with Print Northwest, Inc., a regional commercial printer located in the Puget Sound region from 1986 through 1990; Controller/CFO with Hydraulic Repair & Design, Inc., a regional hydraulic component repair and wholesale distribution company in Washington and Oregon from 1990 through mid-1993; Business Development Specialist with the Economic Development Council of North Central Washington from July 1993 to June 1994; and Vice President and a shareholder of Televar Northwest, Inc., a closely held telecommunications company in North Central Washington from July 1994 to March 1995. Mr. Gerde is a CPA with over twenty years of financial management and business experience.

          Arthur S. Robinson has been a Director of the Company since February 1995 and served in the same capacity with PCTH from May 1994 to February 1995. He has also been a Director of PCTI since October 1993. For the past five years, Mr. Robinson has been the chairman of the Robinson Group, an asset management business consulting firm.

          Donald B. Cotton has been a Director of the Company since February 1995 and served in the same capacity with PCTH from May 1994 to February 1995. He has been a Director of PCTI since October 1993. Mr. Cotton retired from GTE in 1993, where he had been employed from 1962 to retirement and served more recently as a vice president. He is currently self-employed as a software consultant.

          Roger D. Dudley has been a Director of the Company since February 1995. Mr. Dudley serves as Vice President of Studdert Companies Corp., a Salt Lake City, Utah based private investment company since February 1993. He also serves as Director, Executive Vice President, Treasurer and Secretary of fonix corporation (NASDAQ Bulletin Board "FONX") since October 1993. Mr. Dudley also serves as Secretary of Capital International Fund Limited, an international investment fund, and Executive Vice President of C.I. International Ltd., the Fund's investment manager. Mr. Dudley also served as Executive Vice President and Trustee of Pacific American Investors from June 1990 through April 1995.

          Allen W. Dahl, M.D. has been a Director of the Company since February 1995 and served in the same capacity with PCTH since October 1994. Dr. Dahl is a semi- retired physician, having been in practice since 1957 in the Puget Sound region of Washington State.

          John M. Eder has been a Director of the Company since February 1995. Mr. Eder served in the same capacity with PCTH since May 1994. Mr. Eder has served as Vice President and General Manager of CMC since May of 1989.

          Ronald E. Marshall was a Director of the Company from February 1995 through July 31, 1995, and served in the same capacity with PCTH and PCTI since 1994. Since 1981, Mr. Marshall has been an owner of Marshall and Sullivan, Inc., an investment advisor in Washington State. On July 31, 1995, Mr. Marshall tendered his resignation as a Director to the Company. Mr. Marshall's resignation was for personal reasons and did not result from any disagreement with the Board or management of the Company. A replacement for the position held by Mr. Marshall has not yet been considered.

          Directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and duly qualified. Executive officers are elected by the Board of Directors of the Company at the first meeting after each annual meeting of shareholders and hold office until their successors are elected and duly qualified.

          Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), requires the reporting persons (as defined in Section 16(a) of the Act) to file reports of ownership and changes in ownership with the SEC. Such reporting persons are required by the SEC regulations to provide the Company with copies of all Section 16(a) reports they file.

          Based solely on a review of the copies of the forms provided to the Company, or written representations that no filing of forms was required, the Company believes that during the fiscal year ended May 31, 1995, all Section 16(a) filing requirements applicable to such reporting persons were complied with.

ITEM 10. EXECUTIVE COMPENSATION

          Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company and its subsidiaries, for the fiscal years indicated, of Messrs. Donald A. Wright and Andrew A. Chudd ("Named Executives"). No other officer of the Company received annual salary and bonuses exceeding $100,000 in the fiscal year ended May 31, 1995.


                                                                                     Long Term Compensation
- -----------------------------------------------------------------------------------------------------------------------------
                                               Annual Compensation                         Awards                 Payouts
- ------------------------------------------------------------------------------------------------------------------------------------
Name and principal        Year       Salary ($)      Bonus       Other         Restricted     Securities        LTIP          All
position                                             ($)         Annual        Stock          Underlying        Payouts       Other
                                                                 Compen-       Awards         Options/          ($)           Com
                                                                 sation($)     ($)            SARs ($)                        pen-
                                                                                                                              sation
                                                                                                                              ($)
- ------------------------------------------------------------------------------------------------------------------------------------
Donald A. Wright(1)       1995       $100,000         - 0 -       - 0 -         - 0 -         $350,000(4)        - 0 -         - 0 -
CEO and President         1994       N/A             N/A         N/A           N/A            N/A               N/A           N/A
                          1993       N/A             N/A         N/A           N/A            N/A               N/A           N/A
- ------------------------------------------------------------------------------------------------------------------------------------
Andrew A. Chudd(2)        1995       $2,000           - 0 -       - 0 -         - 0 -         - 0 -              - 0 -         - 0 -
President (CEO)           1994       $11,000(3)
====================================================================================================================================

(1)      Mr. Wright became the Chief Executive Officer of the Company in February 1995, upon effectiveness of the merger of
         PCTH into PCT Subsidiary.

(2)      Mr. Chudd resigned his position as President (CEO) of the Company in February 1995, upon effectiveness of the merger of PCTH into PCT Subsidiary.

(3)      Amount includes salary paid by the Company during the indicated fiscal year to Margaret A. Chudd, spouse of Mr.
         Chudd and an officer of the Company.  As of the filing date the Company does not have access to the information regarding the allocation of the $11,000 paid in fiscal 1994 to Mr. and Mrs. Chudd.

(4)      See "Aggregated Option/SAR Exercise and Fiscal Year-End Option/SAR Value Table," below.  Represents the value of unexercised, but exercisable, warrants to purchase Common Stock of the Company granted on December 24, 1994.

          Option Grants Table. The following table sets forth information on grants of stock options or other similar rights during the last fiscal year to the Named Executives.

          Name             Number of securities        Percent of total options/     Exercise or       Expiration
                           underlying options/ SARs    SARs granted to employees     base price        Date
                           granted (#)                 in fiscal year                ($/Share)
- -----------------------------------------------------------------------------------------------------------------------------
Donald A. Wright           100,000(1)                  80%                           $2.00             December 24,
                                                                                                       2004
- -----------------------------------------------------------------------------------------------------------------------------
Andrew A. Chudd             - 0 -                       - 0 -                        N/A               N/A
=============================================================================================================================

(1)      Represents warrants to purchase 100,000 shares of Common Stock that were granted to Mr. Wright on December 24,
         1994.


Aggregated Option/SAR Exercise and Fiscal Year-End Option/SAR Value Table
- -------------------------------------------------------------------------

          The following table sets forth information concerning exercise of stock options and/or warrants during the last fiscal year by each Named Executive and the fiscal year end value of unexercised options:

                                                           Number of securities               Value of unexercised
                                                           underlying unexercised             in-the-money options/SARs
                                                           options/SARs at FY-end             at fiscal year-end ($)
- ----------------------------------------------------------------------------------------------------------------------------------
        Name            Shares Acquired      Value         Exercisable     Unexercisable      Exercisable      Unexercisable
                        on Exercise (#)      Realized
- ----------------------------------------------------------------------------------------------------------------------------------
Donald A. Wright         - 0 -                - 0 -        100,000(1)       - 0 -              $350,000         - 0 -
- ----------------------------------------------------------------------------------------------------------------------------------
Andrew A. Chudd          - 0 -                - 0 -         - 0 -           - 0 -              - 0 -            - 0 -
==================================================================================================================================

(1)      Represents warrants to purchase 100,000 shares of Common Stock that were granted to Mr. Wright on December 24,
         1994.

Long-Term Incentive Plans - Awards in Last Fiscal Year
- ------------------------------------------------------

          The following table sets forth information regarding each award made to each Named Executive in the last fiscal year under any LTIP:

                                                                              Estimated Future Payouts under Non-Stock
                                                                              Price-Based Plans
- --------------------------------------------------------------------------------------------------------------------------------
          Name            Number of Shares,       Performance or Other
                          Units or Other          Period Until Maturation       Threshold         Target          Maximum
                          Rights (#)              or Payout                     ($ or #)         ($ or #)         ($ or #)
- --------------------------------------------------------------------------------------------------------------------------------
Donald A. Wright           - 0 -                   - 0 -                       - 0 -           - 0 -           - 0 -
- --------------------------------------------------------------------------------------------------------------------------------
Andrew A. Chudd            - 0 -                   - 0 -                       - 0 -           - 0 -           - 0 -
================================================================================================================================


          No employee of the Company receives any additional compensation for his services as a director. Non-management directors receive no salary for their services as such and receive no fee for their participation in meetings. The Board of Directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board.

          The Company has established a 401(k) plan for the benefit of its employees, allowing for pre-tax contributions of a portion of gross compensation within federal guidelines. The 401(k) plan allows, but does not require, Company contributions on a non- discriminatory basis. The Company has not contributed to the plan since its inception, but pays for the costs of administration. The 401(k) plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, so that contributions to the plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) plan, and so that contributions by the Company, if any, will be deductible by the Company when made.

          Employment Agreements. Mr. Wright entered into an employment agreement with PCTH, which agreement has been assumed by PCT Subsidiary. The agreement requires that Mr. Wright devote his full business time to PCT Subsidiary. The employment is for a period of three years, commencing on January 1, 1995, ending on December 31, 1997, unless earlier terminated by PCT Subsidiary for "cause" (as defined in the agreement). The agreement prohibits Mr. Wright from competing with the Company for two years following termination of the agreement. Under the agreement, Mr. Wright will receive an annual base salary of $100,000, $125,000 and $150,000 for calendar years ending 1995, 1996 and 1997. In addition, based on his performance as judged by the Board of Directors, Mr. Wright may receive stock options to purchase 15,000 shares of Common Stock per year at an exercise price of $2.00 per share for each of the fiscal years ending 1995, 1996 and 1997. Finally, Mr. Wright may be eligible for bonuses for each of the fiscal years ending 1995, 1996 and 1997 for up to $48,500 per year.

          The Company and its operating subsidiaries have employment agreements with a total of seven employees (including Mr. Wright). These employment agreements generally have three-year terms and provide for annual salaries, bonuses, and the grant of options based on performance.

          Stock Incentive Plans

          The Company does not currently have any stock incentive plans. PCTH adopted its 1994 Stock Incentive Plan (the "1994 Plan") in May 1994. All options outstanding under the 1994 Plan were converted to common stock of PCTH immediately prior to the PCTH Merger. The 1994 Plan has been superseded by the PCT Holdings, Inc. Amended and Restated Long-Term Stock Investment and Incentive Plan (the "1995 Plan"), which was approved by the shareholders of PCTH on February 8, 1995. Although the 1995 Plan is currently a plan of PCT Subsidiary, management has proposed to the Board of Directors that the Company terminate the 1995 Plan as a plan of PCT Subsidiary and either adopt the 1995 Plan or a similar plan and recommend such plan to the Company's shareholders at the next annual meeting of shareholders.

          The 1995 Plan provides for the issuance of up to 2,000,000 shares of common stock of PCT Subsidiary pursuant to incentive stock options, nonqualified stock options, and other types of awards and rights. Nonqualified stock options may be granted to employees, directors and consultants of the Company and its subsidiaries, while incentive stock options may be granted only to employees. No options may be granted under the 1995 Plan subsequent to May 15, 2004. The 1995 Plan is required to be administered by a committee consisting of at least three disinterested persons, at least two of whom must be directors. Among other things, the committee has authority to determine the terms and conditions of the options granted under the 1995 Plan, including the exercise price (which must be 100% of the fair market value of the common stock on the date of grant), number of shares subject to the option, and the exercisability thereof. No options are currently outstanding under the 1995 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGERS

          The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of August 15, 1995, by (i) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's named executive officers and directors, and (iii) all executive officers and directors as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days are treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Shares for which beneficial ownership is disclaimed by an individual are included for purposes of determining the amount, but not the percentage, of Common Stock owned by such individual. Each person has sole voting and sole investment power with respect to the shares shown except as noted.

Name/Address of 5%                            Number of                       Percentage of
Beneficial Owner,                               Shares                           Class(1)
Director, Officer
- -----------------------------------------------------------------------------------------------------------------------
Melvin B. Hoelzle                             380,500(2)                           7.10%
8105 South Broadway
Everett, WA 98203
- -----------------------------------------------------------------------------------------------------------------------
Roger Vallo                                   242,526(3)                           4.55%
2731 Wetmore Avenue
Everett, WA 98201
- -----------------------------------------------------------------------------------------------------------------------
Donald A. Wright                              368,499(4)                           6.78%
434 Olds Station Rd.
Wenatchee, WA 98801
- -----------------------------------------------------------------------------------------------------------------------
Herman L. "Jack" Jones                        699,437                             13.12%
102 Maple Street
Cashmere, WA 98815
- -----------------------------------------------------------------------------------------------------------------------
Arthur S. Robinson                            127,086(5)                           2.38%
P.O. Box 707
Snohomish, Washington 98291-0707
- -----------------------------------------------------------------------------------------------------------------------
Robert L. Smith                               116,882                              2.19%
20008 Grand Avenue, Apt. 201
Everett, Washington 98201
- -----------------------------------------------------------------------------------------------------------------------
Donald B. Cotton                              102,110                              1.92%
538 TimberRidge Drive
Trophy Club, Texas 76262
- -----------------------------------------------------------------------------------------------------------------------
John M. Eder                                   41,666                              0.78%
4222 Knowles Road
Wenatchee, Washington 98801
- -----------------------------------------------------------------------------------------------------------------------
Allen W. Dahl                                  27,776                              0.52%
7300 Madrona Drive N.E.
Bainbridge Island, Washington
98110
- -----------------------------------------------------------------------------------------------------------------------
Roger D. Dudley                               266,043(6)                           1.67%
60 East South Temple St., #1225
Salt Lake City, Utah  84111
- -----------------------------------------------------------------------------------------------------------------------
Gomez Stiftung                                704,700                             13.22%
Austrasse 15
Postfach 1117
FL/9490
Vaduz, Lichtenstein
- -----------------------------------------------------------------------------------------------------------------------

Name/Address of 5%                            Number of                       Percentage of
Beneficial Owner,                               Shares                           Class(1)
Director, Officer
- -----------------------------------------------------------------------------------------------------------------------
Officers and Directors                      2,018,025(7)                          33.74%
as a group (10 persons)
=======================================================================================================================

         (1)      Rounded to the nearest 1/100 of one percent.

         (2)      Includes 83,333 shares held by Dain Bosworth, Incorporated, custodian for
                   Melvin B. Hoelzle IRA; and 2,083 shares held in the RHUC Trust, of which
                  Mr. Hoelzle disclaims ownership.

         (3)      Includes 241,666 shares held by Seattle-First National Bank, Custodian for
                  Roger P. Vallo, IRA.

         (4)      Includes 32,666 shares held by Dain Bosworth, Incorporated, custodian for
                  Donald A. Wright.  Also includes warrants to purchase 100,000 shares, all of which presently are exercisable.

         (5)      Includes 2,083 shares owned by Deborah K. Robinson.

         (6)      Includes 743 shares held by trusts of which Mr. Dudley and/or his spouse are beneficiaries.  Also includes 265,300 shares held by a limited liability company of which another limited liability company owned by Mr. Dudley's family holds a one-third interest.  Mr. Dudley disclaims beneficial ownership of the remaining two-thirds, or 176,867, of such shares.

         (7)      Includes 125,000 shares issuable upon the exercise of warrants that are fully exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          On May 18, 1994, PCTH received a $2,000,000 loan from the County of Chelan, Washington, pursuant to a Community Development Block Grant Float Agreement by and among PCTH, the County of Chelan and the State of Washington Department of Community, Trade and Economic Development. To secure that loan from the County of Chelan, PCTH arranged for a Standby Letter of Credit from the Frontier Bank of Everett, Washington. To secure PCTH's obligations under the letter of credit, Melvin B. Hoelzle, a more than 5% beneficial owner of the Company's stock, and Robert L. Smith, a director of the Company and a more than 5% shareholder each agreed to provide a $500,000 certificate of deposit and to execute a guaranty for the entire amount of PCTH's obligations, if any, under the letter of credit ($2,000,000). The Company recently arranged, through alternate financing, to retire the obligations of Messrs. Hoelzle and Smith with respect to the letter of credit and anticipates such alternate financing to be available in the immediate future.

          On May 31, 1994, PCTH acquired all of the outstanding shares of CMC from the shareholders of CMC, in exchange for common stock of PCTH. Herman L. "Jack" Jones, a shareholder, executive officer and director of the Company, and John M. Eder, a shareholder and director of the Company, each received shares of PCTH in that transaction.

          In connection with the acquisition of CMC by PCTH in May 1994, CMC sold the land and buildings, located in Cashmere, Washington, where its manufacturing facilities are located, to Mr. Jones (95%) and Mr. Eder (5%) for $975,207. CMC received a note from Mr. Jones for the sales price, payable in monthly installments of $7,600 through May 2014, including interest at 7% per annum. The note was collateralized by the land and the buildings which currently house CMC's operations. No significant gain or loss to the Company resulted from this transaction. CMC presently leases these premises for its operations from Mr. Jones. That lease had a term of three years and provided for monthly lease payments of $9,000. In May 1995, the Company and Messrs. Jones and Eder reached an agreement for CMC to reacquire a portion of the land and buildings. Under that agreement, CMC forgave the outstanding note receivable related to the May 1994 purchase by Messrs. Jones and Eder, and Mr. Jones and Mr. Eder agreed to assume from CMC certain bank debt related to the building. Mr. Jones also agreed to terminate the lease upon completion of a new facility in Wenatchee, Washington, for CMC's operations, which will be leased from the Port of Chelan County. The Company paid Mr. Jones $108,000 in February 1995 for the cancellation of the lease.

          On January 3, 1995, PCTH entered into a funding agreement (the "Funding Agreement") with Lysys Ltd., a Swiss limited liability company ("Lysys"). Under the Funding Agreement, Lysys agreed to use its best efforts to find suitable and qualified investors to purchase up to $4 million of PCTH's common stock after PCTH merged with or was acquired by a company whose shares were publicly traded. In consideration for its efforts under the Funding Agreement, PCTH agreed that Lysys would be entitled to receive 1,000,000 shares of PCTH's post-merger common stock. Roger D. Dudley, one of the Company's present directors, is associated with Lysys; however, he is not a director, executive officer or equity owner of Lysys. Pursuant to Mr. Dudley's relationship with Lysys, he has provided certain services to Lysys in connection with its performance under the Funding Agreement. As compensation for such services, 265,300 of the shares issuable to Lysys pursuant to the Funding Agreement were issued to SMD Ltd., LLC, a limited liability company, one-third of which is owned by another limited liability company owned by Mr. Dudley's family. Mr. Dudley claims beneficial ownership of 88,433 of such shares, and disclaims beneficial ownership of the remaining two-thirds, or 176,867 shares.

          Roger D. Dudley is an executive officer of C.I. International Ltd. ("Manager"), which is the manager of Capital International Ltd. ("Fund"), a foreign investment fund. While Mr. Dudley was serving in these capacities, the Fund purchased 86,000 shares of the Company's Common Stock. Mr. Dudley has no ownership interest in and, except as an executive officer of Manager, exercises no control over the Manager or the Fund.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit
  No.           Document
- -------         --------
3.1.1           Articles of Incorporation of the Company as filed
                on January 30, 1986 with the Secretary of State of the State of Nevada.*

3.1.2 Certificate of Amendment to the Articles of Incorporation of the Company as filed on February 16, 1995 with the Secretary of State of the State of Nevada.*

3.1.3           Bylaws of the Company.

4.1 Form of specimen certificate for common stock of the Company.*

10.1.1 Stock Purchase Agreement, dated May 19, 1994, by and between Cashmere Manufacturing Co., Inc.,
                Herman L. Jones, John M. Eder, Fred R. Paquette,
                Dan A. Paquette and PCT Holdings, Inc.

10.1.2 Exchange Agreement, dated May 31, 1994, by and between PCT Holdings, Inc., and its shareholders.

10.1.3 Letter Agreement, dated January 3, 1995, by and between PCT Holdings, Inc., and Lysys Ltd.

10.1.4          Agreement and Plan of Merger, dated February 15,
                1995, among the Company, PCT Merger Corporation and PCT Holdings, Inc.**

10.1.5 Agreement and Plan of Merger, dated February 28, 1995, among PCT Holdings, Inc., Ceramic Devices, Inc. (a Washington corporation), and Ceramic Devices, Inc. (a California corporation).***

10.1.6 Promissory Note, dated May 10, 1995, in the principal amount of $200,000, payable by the Company to William H. Payne, Ivan G. Sarda, Elinor A. Walters and Katrina A. Knowles.

10.1.7 Promissory Note, dated May 10, 1995, in the principal amount of $400,000, payable by the Company to William H. Payne, Ivan G. Sarda, Elinor A. Walters and Katrina A. Knowles.

10.1.8 Security Agreement, dated May 10, 1995, by and between Ceramic Devices, Inc., and William H.
                Payne, Ivan G. Sarda, Elinor A. Walters and
                Katrina A. Knowles.

10.1.9          Intellectual Property Acquisition and License
                Agreement, dated June 1, 1994, by and between Pacific Coast Technologies, Inc., and James C.
                Kyle.

10.1.10(a)      Promissory Note, dated June 1, 1994, in the
                principal amount of $400,000, payable by Pacific
                Coast Technologies, Inc., to James C. Kyle and
                Carol A. Kyle.

10.1.10(b)
                Promissory Note Extension, dated January 1, 1995 in the principal amount of $387,800, payable by Pacific Coast Technologies, Inc., to James C. Kyle and Carol A. Kyle.

10.1.11 Loan and Security Agreement, dated April 24, 1995, between Silicon Valley Bank and the Company,
                Ceramic Devices, Inc., Cashmere Manufacturing Co., Inc., and Pacific Coast Technologies, Inc.

10.1.12 Community Development Block Grant Float Agreement, dated May 18, 1994, by and among the State of Washington Department of Community, Trade and Economic Development, the County of Chelan, and Pacific Coast Technologies, Inc.

10.1.13         Commercial Guaranty by Melvin B. Hoelzle to
                Frontier Bank, dated May 18, 1994, on behalf of
                Pacific Coast Technologies, Inc.

10.1.14         Commercial Guaranty by Robert L. Smith and Mary
                Smith to Frontier Bank, dated May 18, 1994, on behalf of Pacific Coast Technologies, Inc.

10.1.15 Lease Agreement, dated February 1, 1993, between the Port of Chelan County and Pacific Coast
                Technologies, Inc.

10.1.16         Addendum to Lease Agreement with Pacific Coast
                Technologies, Inc., dated April 22, 1993, between the Port of Chelan County and Pacific Coast
                Technologies, Inc.

10.1.17         Lease dated May 31, 1994, by and between Herman L.
                "Jack" Jones and Cashmere Manufacturing Co., Inc.

10.1.18 Standard Industrial Lease, dated April 20, 1994, between The Manufacturers Life Insurance Company and Ceramic Devices, Inc., for certain real property situated at 8170 Ronson Road, San Diego, Ca.

10.1.19 Standard Industrial Lease, dated April 20, 1994, between The Manufacturers Life Insurance Company and Ceramic Devices, Inc., for certain real property situated at 8145 Ronson Road, San Diego, Ca.

10.1.20         Employment and Non-competition Agreement, dated
                May 31, 1994, by and between PCT Holdings, Inc., and Herman L. "Jack" Jones.

10.1.21         Employment and Non-competition Agreement, dated
                May 18, 1994, by and between Cashmere
                Manufacturing Co., Inc., and John M. Eder.

10.1.22 Employment Agreement, dated January 1, 1995, by and between PCT Holdings, Inc., and Donald A.
                Wright.

10.1.23 Employment Agreement, dated January 1, 1995, by and between PCT Holdings, Inc., and Nick A. Gerde.

10.1.24 Employment Agreement, dated January 1, 1995, by and between Pacific Coast Technologies, Inc., and
                Edward A. Taylor.

10.1.25 Employment Agreement, dated April 3, 1995, by and between Ceramic Devices, Inc., and Ivan G. Sarda.

10.1.26 Employment Agreement, dated March 1, 1995, by and between Pacific Coast Technologies, Inc., and
                Lewis L. Wear.

10.1.27         1994 Stock Incentive Plan, adopted by PCT
                Holdings, Inc., on May 15, 1994.

10.1.28 Amended and Restated Long-Term Stock Investment and Incentive Plan, approved by the shareholders of PCT Holdings, Inc., on February 8, 1995.

11.             Computation of per share earnings.

16. Letter from accountant regarding a change of accountants.****

21.             List of subsidiaries.

23.             Consent of Moss Adams LLP.


27.             Financial Data Schedule.


* Incorporation by reference from the Company's Form 8-A filed on May 16, 1995 (SEC file No. 33-3442-LA)

** Incorporation by reference from the Company's Form 8-K filed on March 1, 1995 (SEC file No. 33-3442-LA)

*** Incorporation by reference from the Company's Form 8-K filed on May 10, 1995 (SEC file No. 33-3442-LA)

**** Incorporation by reference from the Company's Form 8-K/A filed on June 22, 1995 (SEC file No. 33-3442-LA)


      (b)   Reports on Form 8-K.

            On March 1, 1995, the Company filed a Form 8-K report of the change in control of the registrant, Verazzana Ventures, Ltd. The 8-K filing includes the Agreement and Plan of Merger and audited financial statements of PCTH for the fiscal years ended May 31, 1994, 1993 and 1992. That Form 8-K was subsequently amended on March 16, 1995, to revise the schedule of beneficial ownership reported under Item 1. On April 29, 1995, the Form 8-K report was again amended to include the pro forma unaudited financial statements of the registrant that reflected the merger of PCTH with PCT Subsidiary. The pro forma financial statements consisted of balance sheets as of February 28, 1995 and May 31, 1994, and 1993, and income statements for the nine months ended February 28, 1995 and the years ended May 31, 1994 and 1993.

            On May 10, 1995, the Company filed a Form 8-K report of the Agreement and Plan of Merger in connection with the merger of CDI Merged Corporation with CDI. The merger constitutes the acquisition of a significant amount of assets other than in the ordinary course of business. Financial statements of CDI Merged Corporation for the years ended
June 30, 1992, 1993 and 1994 were included in the filing. On July 21, 1995, the Company filed a Form 8-K/A report to amend the Form 8-K filed on May 10, 1995. By this amendment the Company submitted an unaudited balance sheet, income state, and statement of cash flow for Ceramic Devices, Inc., for the eight-month period from July 1, 1994 to February 28, 1995.

            On June 9, 1995, the Company filed a Form 8-K report in which, under Item 4, it reported the change of accountant and, under Item 8, the change of fiscal year from January 31 to May 31.

            On June 22, 1995, the Company filed a Form 8-K/A report to amend Form 8-K filed on June 9, 1992. The amendment included a statement from Schvaneveldt consenting to the Company's characterization of termination of Schvaneveldt as the Company's principal independent accountant.

                                 SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PCT HOLDINGS, INC.


Date:  August 29, 1995        By  DONALD A. WRIGHT
                                  ------------------------
                                  Donald A. Wright
                                  President and Chief Executive
                                  Officer



            Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on August 29, 1995.


Signature                             Title

  /s/  Donald A. Wright               President, Chief Executive Officer,
- ----------------------------------    Chairman of the Board
Donald A. Wright                      (Principal Executive Officer)


  /s/  Nick A. Gerde                  Vice President, Chief Financial
- ----------------------------------    Officer (Principal Financial
Nick A. Gerde                         and Accounting Officer)



  /s/  Roger P. Vallo                 Secretary and Director
- ----------------------------------
Roger P. Vallo


  /s/  Robert L. Smith                Treasurer and Director
- ----------------------------------
Robert L. Smith

  /s/  Jack Jones                     Executive Vice President and
- ----------------------------------    Director
Herman L. "Jack" Jones


  /s/ Arthur S. Robinson              Director
- ----------------------------------
Arthur S. Robinson


  /s/  Donald B. Cotton               Director
- ----------------------------------
Donald B. Cotton


  /s/  Roger D. Dudley                Director
- ----------------------------------
Roger D. Dudley


  /s/  John M. Eder                   Director
- ----------------------------------
John M. Eder


  /s/  Allen W. Dahl                  Director
- ----------------------------------
Allen W. Dahl

                                EXHIBIT INDEX


            The following documents are filed herewith or have
been included as exhibits to previous filings with the
Securities and Exchange Commission and are incorporated by
reference as indicated below.
                                                                      Sequential
Exhibit No.                   Document                                 Page No.
- -----------                   --------                                ----------

3.1.1 Articles of Incorporation of the Company as filed on January 30, 1986 with the Secretary of State of the State of Nevada.*

3.1.2 Certificate of Amendment to the Articles of Incorporation of the Company as filed on February 16, 1995 with the Secretary of State of the State of Nevada.*

3.1.3           Bylaws of the Company.

4.1
                Form of specimen certificate for common stock of the Company.*

10.1.1 Stock Purchase Agreement, dated May 19, 1994, by and between Cashmere Manufacturing Co., Inc.,
                Herman L. Jones, John M. Eder, Fred R. Paquette,
                Dan A. Paquette and PCT Holdings, Inc.

10.1.2 Exchange Agreement, dated May 31, 1994, by and between PCT Holdings, Inc., and its shareholders.

10.1.3 Letter Agreement, dated January 3, 1995, by and between PCT Holdings, Inc., and Lysys Ltd.

10.1.4          Agreement and Plan of Merger, dated February 15,
                1995, among the Company, PCT Merger Corporation and PCT Holdings, Inc.**

10.1.5 Agreement and Plan of Merger, dated February 28, 1995, among PCT Holdings, Inc., Ceramic Devices, Inc. (a Washington corporation), and Ceramic Devices, Inc. (a California corporation).***

10.1.6 Promissory Note, dated May 10, 1995, in the principal amount of $200,000, payable by the Company to William H. Payne, Ivan G. Sarda, Elinor A. Walters and Katrina A. Knowles.

10.1.7 Promissory Note, dated May 10, 1995, in the principal amount of $400,000, payable by the Company to William H. Payne, Ivan G. Sarda, Elinor A. Walters and Katrina A. Knowles.

10.1.8 Security Agreement, dated May 10, 1995, by and between Ceramic Devices, Inc., and William H. Payne, Ivan G. Sarda, Elinor A.
                Walters and Katrina A. Knowles.

10.1.9          Intellectual Property Acquisition and
                License Agreement, dated June 1, 1994,
                by and between Pacific Coast Technologies, Inc., and James C. Kyle.

10.1.10(a)      Promissory Note, dated June 1, 1994, in the
                principal amount of $400,000, payable by Pacific Coast Technologies, Inc., to
                James C. Kyle and Carol A. Kyle.

10.1.10(b)      Promissory Note Extension, dated January 1, 1995
                in the principal amount of $387,800, payable by Pacific Coast Technologies, Inc., to James
                C. Kyle and Carol A. Kyle.

10.1.11 Loan and Security Agreement, dated April 24, 1995, between Silicon Valley Bank and the Company, Ceramic Devices, Inc., Cashmere Manufacturing
                Co., Inc., and Pacific Coast Technologies, Inc.

10.1.12 Community Development Block Grant Float Agreement, dated May 18, 1994, by and among the State of Washington Department of Community, Trade and
                Economic Development, the County of Chelan, and Pacific Coast Technologies, Inc.

10.1.13         Commercial Guaranty by Melvin B. Hoelzle to
                Frontier Bank, dated May 18, 1994, on behalf of Pacific Coast Technologies, Inc.

10.1.14         Commercial Guaranty by Robert L. Smith and
                Mary Smith to Frontier Bank, dated May 18, 1994, on behalf of Pacific Coast Technologies, Inc.

10.1.15 Lease Agreement, dated February 1, 1993, between the Port of Chelan County and Pacific Coast
                Technologies, Inc.

10.1.16         Addendum to Lease Agreement with Pacific Coast
                Technologies, Inc., dated April 22, 1993, between the Port of Chelan County and Pacific
                Coast Technologies, Inc.

10.1.17         Lease dated May 31, 1994, by and between
                Herman L. "Jack" Jones and Cashmere
                Manufacturing Co., Inc.

10.1.18 Standard Industrial Lease, dated April 20, 1994, between The Manufacturers Life Insurance Company and Ceramic Devices, Inc., for certain real property situated at 8170 Ronson Road, San Diego, Ca.

10.1.19 Standard Industrial Lease, dated April 20, 1994, between The Manufacturers Life Insurance Company and Ceramic Devices, Inc., for certain real property situated at 8145 Ronson Road, San Diego, Ca.

10.1.20         Employment and Non-competition Agreement, dated
                May 31, 1994, by and between PCT Holdings, Inc., and Herman L. "Jack" Jones.

10.1.21         Employment and Non-competition Agreement, dated
                May 18, 1994, by and between Cashmere
                Manufacturing Co., Inc., and John M. Eder.

10.1.22 Employment Agreement, dated January 1, 1995, by and between PCT Holdings, Inc., and Donald A.
                Wright.

10.1.23 Employment Agreement, dated January 1, 1995, by and between PCT Holdings, Inc., and Nick A. Gerde.

10.1.24 Employment Agreement, dated January 1, 1995, by and between Pacific Coast Technologies, Inc., and Edward A. Taylor.

10.1.25 Employment Agreement, dated April 3, 1995, by and between Ceramic Devices, Inc., and Ivan G. Sarda.

10.1.26 Employment Agreement, dated March 1, 1995, by and between Pacific Coast Technologies, Inc., and Lewis L. Wear.

10.1.27         1994 Stock Incentive Plan, adopted by PCT
                Holdings, Inc., on May 15, 1994.

10.1.28 Amended and Restated Long-Term Stock Investment and Incentive Plan, approved by the shareholders of PCT Holdings, Inc., on February 8, 1995.

11.             Computation of per share earnings.

16. Letter from accountant regarding a change of accountants.****

21.             List of subsidiaries.

23.             Consent of Moss Adams LLP.

27.             Financial Data Schedule.


* Incorporation by reference from the Company's Form 8-A filed on May 16, 1995 (SEC file No. 33-3442-LA)

** Incorporation by reference from the Company's Form 8-K filed on March 1, 1995 (SEC file No. 33-3442-LA)

*** Incorporation by reference from the Company's Form 8-K filed on May 10, 1995 (SEC file No. 33-3442-LA)

**** Incorporation by reference from the Company's Form 8-K/A filed on June 22, 1995 (SEC file No. 33-3442-LA)