Form 10KSB/A
period 1995-05-31
PCT HOLDINGS INC /NV/
filed 1995-10-13
CIK 790023

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-KSB/A
                              Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended May 31, 1995, or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                       Commission file number 0-26088

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

         Title of each class        Name of each exchange on which registered
         -------------------        -----------------------------------------
               None                                       None

        Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.001 par value
                              (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     Yes  X    No ___
                      ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /
                                              ---

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

Documents Incorporated by Reference:  None

Transitional small business disclosure format:  Yes ___   No  X
                                                             ---

                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT

         The following table sets forth information as of August 21, 1995 (unless otherwise noted) regarding the directors and executive officers of the Company.
                                   Director or
Name                         Age  Officer Since   Position with Company
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

Roger D. Dudley              43       02/95       Director

Allen W. Dahl, M.D.          67       02/95       Director

John M. Eder                 52       02/95       Director

Ronald E. Marshall           52       02/95       Director (resigned
                                                  effective July 31, 1995)


          Donald A. Wright has been the Chief Executive Officer, President and a Director of the Company since February 1995 and served PCTH in the same capacity from May 1994 to February 1995. He has been an officer and director of PCTI and its predecessor, Kyle Technology Corporation, since 1990. Prior to that time, Mr. Wright was the founder and president of a Washington-based high technology corporation known as Component Concepts, Inc.

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

          Robert L. Smith has been Director and Treasurer of the Company since February 1995 and served in the same capacity with PCTH from May 1994 to February 1995. Prior to May 1994, he also served as a Director and officer of PCTI. Mr. Smith has been engaged in the commercial real estate business for Prudential Preferred Properties in Everett, Washington, for many years.

          Nick A. Gerde has been the Vice President of Finance and Chief Financial Officer of the Company since February 1995 and served in the same capacity with PCTH from August 1994 to February 1995. Mr. Gerde served as Vice President/CFO with Print Northwest, Inc., a commercial printer located in the Puget Sound region from 1986 through 1990; Controller/CFO with Hydraulic Repair & Design, Inc., a regional hydraulic component repair and wholesale distribution company in Washington and Oregon from 1990 through mid- 1993; Business Development Specialist with the Economic Development Council of North Central Washington from July 1993 to June 1994; and Vice President and a shareholder of Televar Northwest, Inc., a closely held telecommunications company in North Central Washington from July 1994 to March 1995. Mr. Gerde is a CPA with over twenty years of financial management and business experience.

          Arthur S. Robinson has been a Director of the Company since February 1995 and served in the same capacity with PCTH from May 1994 to February 1995. He also has been a Director of PCTI since October 1993. For the past five years, Mr. Robinson has been the chairman of the Robinson Group, an asset management business consulting firm.

          Donald B. Cotton has been a Director of the Company since February 1995 and served in the same capacity with PCTH from May 1994 to February 1995. He has been a Director of PCTI since October 1993. Mr. Cotton retired from GTE in 1993, where he had been employed from 1962 to retirement and served most recently as a vice president. He is currently self-employed as a software consultant.

          Roger D. Dudley has been a Director of the Company since February 1995. Mr. Dudley serves as Vice President of Studdert Companies Corp., a Salt Lake City, Utah, based private investment company since February 1993. He also serves as Director,

Executive Vice President, Treasurer and Secretary of fonix corporation (NASDAQ Bulletin Board "FONX") since October 1993. Mr. Dudley also serves as Secretary of Capital International Fund Limited, an international investment fund, and Executive Vice President of C.I. International Ltd., the Fund's investment manager. Mr. Dudley also served as Executive Vice President and Trustee of Pacific American Investors from June 1990 through April 1995.

          Allen W. Dahl, M.D. has been a Director of the Company since
February 1995 and has served in the same capacity with PCTH since October 1994. Dr. Dahl is a semi-retired physician, having been in practice since 1957 in the Puget Sound region of Washington State.

          John M. Eder has been a Director of the Company since February 1995. Mr. Eder has served in the same capacity with PCTH since May 1994. Mr. Eder has served as Vice President and General Manager of CMC since May 1989.

          Ronald E. Marshall was a Director of the Company from February
1995 through July 31, 1995, and has served in the same capacity with PCTH and PCTI since 1994. Since 1981, Mr. Marshall has been an owner of Marshall and Sullivan, Inc., an investment advisor in Washington State. On July 31,
1995, Mr. Marshall tendered his resignation as a Director of the Company.
Mr. Marshall's resignation was for personal reasons and did not result from any disagreement with the Board or management of the Company. A replacement for the position held by Mr. Marshall has not yet been considered.

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

          Based solely on a review of the copies of the forms provided to the Company, or written representations that no filing of forms was required, the Company believes that during the fiscal year ended May 31, 1995, all Section 16(a) filing requirements applicable to such reporting persons were complied with, except that two filings on Form 4 of Mr. Donald
A. Wright were filed after the date on which they were due.

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

Name/Address of 5%
Beneficial Owner,                        Number of           Percentage of
Director, Officer                         Shares                Class(1)
-----------------                        ---------           -------------

Melvin B. Hoelzle                        380,500(2)              7.10%
8105 South Broadway
Everett, WA 98203

Roger Vallo                              242,526(3)              4.55%
2731 Wetmore Avenue
Everett, WA 98201

Donald A. Wright                         363,599(4)              6.69%
434 Olds Station Rd
Wenatchee, WA 98801

Herman L. "Jack" Jones                   699,437                13.12%
102 Maple Street
Cashmere, WA 98815

Arthur S. Robinson                       127,086(5)              2.38%
P.O. Box 707
Snohomish, WA 98291-0707

Robert L. Smith                          116,882                 2.19%
20008 Grand Avenue, Apt. 201
Everett, Washington 98201

Donald B. Cotton                         102,110                 1.92%
538 TimberRidge Drive
Trophy Club, Texas 76262

John M. Eder                              41,666                 0.78%
4222 Knowles Road
Wenatchee, Washington 98801

Allen W. Dahl                             27,776                 0.52%
7300 Madrona Drive N.E
Bainbridge Island, WA  98110

Roger D. Dudley                          266,043(6)              1.67%
60 East South Temple St., #1225
Salt Lake City, Utah  84111

Gomez Stiftung                           704,700                13.22%
Austrasse 15
Postfach 1117
FL/9490
Vaduz, Lichtenstein

Officers and Directors                 1,836,258(7)             33.65%
as a group (10 persons)

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

         (5)      Includes 2,083 shares owned by Deborah K. Robinson.

         (6) Includes 743 shares held by trusts of which Mr. Dudley and/or his spouse are beneficiaries. Also includes
                  265,300 shares held by a limited liability company of which another limited liability company owned by Mr. Dudley's family holds a one-third interest. Mr. Dudley disclaims beneficial ownership of two-thirds, or 176,867, of such shares.

         (7) Includes 125,000 shares issuable upon the exercise of warrants that are fully exercisable.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PCT HOLDINGS, INC.


Date:  October 11, 1995                By   /s/ DONALD A. WRIGHT
                                         -------------------------------------
                                         Donald A. Wright
                                         President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment has been signed below by the following persons on behalf of the registrant and in the following capacities on October 11, 1995.

Signature                              Title
---------                              -----



  /s/  DONALD A. WRIGHT                President, Chief Executive Officer,
-------------------------------        Chairman of the Board
Donald A. Wright                       (Principal Executive Officer)


  /s/  NICK A. GERDE                   Vice President, Chief Financial
-------------------------------        Officer (Principal Financial
Nick A. Gerde                          and Accounting Officer)


  /s/  ROGER P. VALLO                  Secretary and Director
-------------------------------
Roger P. Vallo


                                       Treasurer and Director
-------------------------------
Robert L. Smith


  /s/  JACK JONES                      Executive Vice President and Director
-------------------------------
Herman L. "Jack" Jones

                                       Director
-------------------------------
Arthur S. Robinson


                                       Director
-------------------------------
Donald B. Cotton


                                       Director
-------------------------------
Roger D. Dudley


  /s/  JOHN M. EDER                    Director
-------------------------------
John M. Eder



  /s/  ALLEN W. DAHL                   Director
-------------------------------
Allen W. Dahl