Form 10QSB
period 1995-08-31
PCT HOLDINGS INC /NV/
filed 1995-10-16
CIK 790023

                  U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended August 31, 1995

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________________ to
         ------------------------

                       Commission File Number 0-26088

                             PCT HOLDINGS, INC.
     (Exact name of small business issuer as specified in its charter)


               Nevada                                 87-0431483
(State or other jurisdiction of incorporation      (I.R.S. Employer
              or organization)                    Identification No.)

             434 Olds Station Road, Wenatchee, Washington 98801
                  (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (509) 664-8000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X    No______
                                                                -----

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes____ No____

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 11, 1995, 5,332,008 shares of the Company's Common Stock, par value $.001 per share, were outstanding.


Transitional Small Business Disclosure Format (check one):  Yes_____  No   X
                                                                         -----

                      PART 1 -- FINANCIAL INFORMATION

Item 1.  Financial Statements


Consolidated Balance Sheets - August 31 and May 31, 1995

Consolidated Statements of Income - First Quarter Ended August 31, 1995 and 1994

Consolidated Statements of Cash Flow - First Quarter Ended August 31, 1995 and 1994

Management's Statement and Notes to Consolidated Financial Statements

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AUGUST 31 AND MAY 31, 1995

                                                    AUGUST 31          MAY 31
Assets                                                1995              1995
------                                             -----------       ---------
                                                   (unaudited)       (audited)
Current Assets
   Cash                                         $   476,051         $ 1,078,637
   Receivables                                    1,621,033           1,075,999
   Inventory                                      4,942,063           4,375,162
   Prepaid Expense                                   68,936              39,721
   Other                                            281,181             278,795
                                               ------------        ------------
Total Current Assets                              7,389,264           6,848,314
                                               ============        ============

Net Property, Plant &                             3,209,609           3,008,122
Equipment

Real Estate Held for Resale                         676,253             676,253
Patents, net                                        454,635             478,092
Costs in Excess of NBV                              462,687             462,687
Non-compete Agreement                               100,000             100,000
Other                                               115,908              56,444
                                               ------------        ------------
Total Assets                                   $ 12,408,356        $ 11,629,912
                                               ============        ============

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities
   Accounts Payable                            $  2,122,108        $  1,527,467
   Accrued Liabilities                              366,622             518,065
   Current Portion - LTD                          2,677,401           2,448,000
   Current Portion - C/L                             48,585              51,000
   Current Portion - N/P                            600,000             510,000
   Current Portion - Non-Com                         35,000              35,000
                                               ------------        ------------
Total Current Liabilities                         5,849,716           5,089,532
                                               ============        ============

Long Term Debt, net                                 540,739             319,574
Capital Leases, net                                  51,063             115,281
Notes Payable, net                                     --               457,644
Non-compete Agreement, net                           65,000              65,000
Deferred Rent                                       146,710             128,711
                                               ------------        ------------

Total Liabilities                                 6,653,228           6,175,742
                                               ============        ============

Shareholders' Equity
   Common Stock                                  11,511,777          11,018,406
   Accumulated Deficit                           (5,756,649)         (5,564,236)
                                               ------------        ------------

Total Shareholders' Equity                        5,755,128           5,454,170
                                               ------------        ------------

Total Liabilities & Equity                     $ 12,408,356        $ 11,629,912
                                               ============        ============



The accompanying notes are an integral part of the consolidated financial statements

PCT HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
First Quarters Ended August 31, 1995 and 1994

                                                      Quarters Ended
                                                -----------------------------
                                                August 31           August 31
                                                  1995                1994
                                                Unaudited           Unaudited
                                                ---------           ---------

NET SALES                                       $ 3,456,473        $ 2,824,024
COST OF SALES                                     2,795,475          2,218,324
                                                -----------        -----------
GROSS PROFIT                                        660,998            605,700
OPERATING EXPENSES                                  808,687            508,948
                                                -----------        -----------
INCOME (LOSS) OPERATIONS                           (147,689)            96,752
                                                -----------        -----------

OTHER INCOME AND EXPENSE
      Interest Income                                 ---               18,920
      Interest Expense                              (44,776)           (93,815)
    Other                                                52             11,535
                                                -----------        -----------
NET INCOME (LOSS) BEFORE
   FEDERAL INCOME TAX                               (44,724)           (63,360)
                                                -----------        -----------

LESS:  INCOME TAXES                                       0             (9,850)
                                                -----------        -----------
NET INCOME (LOSS) FOR THE PERIOD                ($  192,413)       $    23,542
                                                ===========        ===========

PER SHARE OF COMMON STOCK                       ($     0.02)       $      0.01
                                                ===========        ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING DURING THE PERIOD                     5,264,008          2,764,952
                                                ===========        ===========



The accompanying notes are an integral part of the consolidated financial statements

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FIRST QUARTERS ENDED AUGUST 31, 1995 AND 1994


                                                      August 31       August 31
                                                        1995            1994
                                                      Unaudited       Unaudited
                                                      ---------       ---------

CASH FLOW FROM OPERATING ACTIVITIES
       Net cash from operating activities            ($  741,800)   $   203,734
                                                     -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                  (293,661)      (105,611)
    Purchase of Patents                                    ---         (450,000)
    Other Changes, net                                   (74,299)         ---
                                                     -----------    -----------
       Net cash from investing activities               (367,960)      (555,611)
                                                     -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
     Payments of Debt and Capital Leases                 (72,447)      (104,404)
     Proceeds from Financing Debt                         86,250      2,025,896
     Payments on notes payable to stockholders             ---       (1,492,838)
     Sale of common stock                                493,371        410,000
                                                     -----------    -----------
       Net cash from financing activities                507,174        838,654
                                                     -----------    -----------

NET CHANGE IN CASH                                      (602,586)       486,777

Cash, beginning of period                              1,078,637         27,208
                                                     -----------    -----------

Cash, end of period                                  $   476,051    $   513,985
                                                     ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

PCT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management's Statement

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of August 31, 1995 and 1994, the consolidated results of operations for the three-month periods ended August 31, 1995 and 1994, and the consolidated statements of cash flow for the three-month periods ended August 31, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report(s) on Form 10-KSB.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended May 31, 1995 and 1994, which have been provided in their entirety in the Company's Form 10-KSB for the period ended May 31, 1995.

The results of operations for the three-month periods ended August 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Also, certain reclassifications have been made to the balance sheet and the statements of operations and cash flow to conform to the fiscal year 1995 presentations.

Computations of Income and Loss per Share

Income and Loss per common and common equivalent share are computed using the weighted average number of common and common equivalent shares outstanding during each period reflected in these financial statements. Common equivalent shares consist of stock options, which are excluded from the computation if antidilutive. Fully diluted income and loss per share did not differ significantly from primary income and loss per share in any period being reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview:

The Company's revenues for the three-month period ended August 31, 1995 were derived from its three operating subsidiaries involved in the manufacture and sale of electrical connectors and instrument packages (Pacific Coast Technologies, Inc. ("PCTI")); high quality machined aluminum and metal parts (Cashmere Manufacturing Company, Inc. ("CMC")); and devices that filter out electromagnetic interference (Ceramic Devices, Inc ("CDI"), which was
acquired on February 28, 1995).    Revenues for the three-month period ended
August 31, 1994 were derived from the operations of PCTI and CMC only.

Results of Operations:

Gross revenues for the quarter ended August 31, 1994 versus the quarter ended August 31, 1995 increased from $2,824,024 to $3,456,473, an increase of
$632,449.   $445,782 of the increase was attributable to CDI, leaving a net increase of $186,667, mostly attributable to the operations of PCTI, or a 21.9% increase in PCTI's revenues. This increase was due to generally higher average activity among the customer base of PCTI and a larger backlog in comparison to the same period in the prior year. CMC's revenues declined modestly during the same period, from $1,861,238 in 1994 to $1,836,129 in 1995, a $28,109 decrease, or 1.5%. Gross margins for the two comparable periods were 21.4% in 1994 versus 20.4% in 1995, a decrease due in part to higher levels of overtime labor utilization. Management is actively recruiting and training qualified production employees, particularly machinists, to reduce this factor. Operating expenses increased from $508,948 in 1994 to $808,687, an increase of $299,739. $146,112 of the increase was due to the addition of the CDI operating subsidiary. The balance of the increase, amounting to $155,627, was due in large part to legal costs of nearly $70,000 incurred during the quarter in connection with the Balo litigation described below and to legal and accounting fees related to completion and reporting of the transactions closed by the Company and its subsidiaries during fiscal year 1995. Interest expense declined from $93,815 in 1994 to $44,776 in 1995, reflecting reductions in long-term and short-term debt in comparison to the prior year. As reflected in the cash flow statement, the Company used a significant portion of stock sale proceeds to reduce debt. The corresponding decline in net income from the above stated factors totalled approximately $216,000, from income of $23,542 in 1994 to a net loss of $192,413 in 1995.

Liquidity:

At August 31, 1995, total current assets were $7,389,264 and total current liabilities were $5,849,716, resulting in net working capital of $1,539,548, and a current asset and liability ratio of 1.3 to 1.0. Comparable amounts at August 31, 1994 were $6,848,314 of current assets and $5,089,532 in current liabilities, resulting in net working capital of $1,758,782, and a current ratio of 1.35 to 1.0. Although the Company continues to experience operating losses and will continue to require working capital and cash to support operations, management has adopted operational plans intended to bring each operating subsidiary to some level of profitability during the upcoming fiscal year 1996. Irrespective of these plans, there can be no assurance that the Company will reach profitability.

During the quarter ended August 31, 1995, the Company completed its agreement for a working capital line of credit and a capital equipment line of credit with a technology-based bank, resulting in a net working capital line availability of $1,500,000 and capital equipment line availability of $250,000. Subsequent to the end of the first quarter, $1,000,000 of the operating line was drawn to provide a compensating balance to secure a letter of credit backing a demand loan of $2,000,000 included in current liabilities. An additional $150,000 has been drawn to support operations. The capital equipment line has not yet been utilized.

Capital Resources:

At August 31, 1995, the Company had no material purchase commitments for capital equipment. Additions and/or replacements of plant and equipment are generally provided through working capital or a trade-in for down payment resources, and a capital lease of long-term purchase note secured by the related equipment purchased.

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

On July 28, 1995, PCTI filed a motion for summary judgment in its favor, which was denied on September 8, 1995, on the basis that factual issues remain to be resolved at trial. PCTI also filed a patent infringement action against Balo, which has been consolidated with Balo's lawsuit. PCTI's lawsuit alleges that Balo's sales of hermetic connectors infringes U.S. Patent Nos. 4,690,480 and 5,041,019, both owned by PCTI. Balo and PCTI are seeking damages and an injunction against each other's continued manufacture and sale of hermetic connectors.

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

Item 3.   Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits:  27 - Financial Data Schedule.

b. Report on Form 8-K: During the period covered by this Report, no reports on Form 8-K were filed.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PCT HOLDINGS, INC.



Date: October 11, 1995               /s/ DONALD A. WRIGHT
                                     -----------------------------------------
                                     Donald A. Wright, President & CEO



Date: October 11, 1995               /s/ Nick A. Gerde
                                     -----------------------------------------
                                     Nick A. Gerde, Vice President Finance/CFO
                                     and Principal Accounting Officer