Form 10QSB
period 1995-11-30
PCT HOLDINGS INC /NV/
filed 1996-01-16
CIK 790023

                  U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended November 30, 1995

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to __________________

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
Yes  X    No
   -----    -----

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court. Yes       No
                                                  -----    -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 12, 1996, 7,199,309 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                               -----    -----

                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - November 30 and May 31, 1995

     Consolidated Statements of Income - Second Quarter and Six Months
        Ended November 30, 1995 and 1994

     Consolidated Statements of Cash Flow - Second Quarter and Six Months
        Ended November 30, 1995 and 1994

     Management's Statement and Notes to Consolidated Financial Statements

     Supplemental Disclosure of Pooled Entities Consolidating Financial
        Statements

        Consolidating Balance Sheets at November 30 and May 31, 1995

        Consolidating Statements of Income for the Quarters Ended November 30, 1995 and 1994, and Six Month Periods Ended November 30, 1995 and 1994

        Consolidating Statements of Cash Flow for the Quarters Ended November 30, 1995 and 1994, and Six Month Periods Ended November 30, 1995 and 1994

        Audited Financial Statements for Morel Industries, Inc., for the Years Ended June 30, 1995 and 1994 (the entity acquired in the pooling transaction)

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30 AND MAY 31, 1995

                                               NOVEMBER 30              MAY 31
                                                  1995                   1995
Assets                                        (unaudited)             (unaudited)
------------------------------------      -------------------        --------------

Current Assets
   Cash                                      $  2,143,555             $  1,230,462
   Receivables                                  4,449,782                2,597,526
   Inventory                                    6,395,476                5,311,473
   Prepaid Expense                                134,684                  152,449
   Other                                            7,970                  751,840
                                             ------------             ------------
Total Current Assets                         $ 13,131,467             $ 10,043,750
                                             ------------             ------------

Net Property, Plant & Equipment                10,036,375                9,675,201

Real Estate Held for Resale                       676,253                  676,253
Patents, net                                      984,857                  478,092
Costs in Excess of NBV                            951,316                  462,687
Non-compete Agreement                             100,000                  100,000
Other                                             403,831                   81,189
                                             ------------             ------------
Total Assets                                 $ 26,284,099             $ 21,517,172
                                             ============             ============

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities
   Bank Line of Credit                       $  2,396,031             $    968,539
   Accounts Payable                             3,064,292                2,633,798
   Accrued Liabilities                          1,107,482                1,058,687
   Current Portion - LTD                          263,610                3,449,781
   Current Portion - C/L                           46,440                   51,000
   Current Portion - N/P                        1,625,000                  510,000
   Current Portion - Non-Com                       35,000                   35,000
                                             ------------             ------------
Total Current Liabilities                       8,537,855                8,706,805
                                             ------------             ------------

Long Term Debt, net                             5,332,512                2,467,246
Capital Leases, net                                45,048                  115,281
Notes Payable, net                                419,197                  457,644
Non-compete Agreement, net                         65,000                   65,000
Deferred Rent                                   1,041,740                1,474,495
                                             ------------             ------------

Total Liabilities                              15,441,352               13,286,471
                                             ------------             ------------

Shareholders' Equity
   Common Stock                                16,991,113               13,794,937
   Common Stock, Non Voting
   Additional Paid in Capital
   Accumulated Deficit                         (6,148,356)              (5,564,236)
                                             ------------             ------------

Total Shareholders' Equity                     10,842,757                8,230,701
                                             ------------             ------------

Total Liabilities & Equity                   $ 26,284,109             $ 21,517,172
                                             ============             ============

The accompanying notes are an integral part of the consolidated financial statements

PCT HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Second Quarters and Six Month Periods Ended November 30, 1995 and 1994


                                                            Quarters Ended                              Six Months Ending
                                                --------------------------------------      ----------------------------------------
                                                  November 30           November 30            November 30            November 30
                                                      1995                  1994                  1995                    1994
                                                   Unaudited             Unaudited              Unaudited              Unaudited
                                                ----------------      ----------------      -----------------      -----------------

NET SALES                                          $6,436,068            $5,411,482           $12,609,215             $10,872,407
COST OF SALES                                       5,576,125             4,827,268            11,112,625               9,710,888
                                                 ------------          ------------          ------------            ------------
GROSS PROFIT                                          859,943               584,214             1,496,590               1,161,519
OPERATING EXPENSES                                  1,333,916               853,219             2,384,091               1,898,572
                                                 ------------          ------------          ------------            ------------
LOSS FROM OPERATIONS                                 (473,973)             (269,005)             (887,501)               (737,053)
                                                 ------------          ------------          ------------            ------------

OTHER INCOME AND EXPENSE
      Interest Income                                    --                    --                    --                      --
      Interest Expense                               (153,626)             (145,991)             (299,329)               (263,416)
      Gain on the Sale of Property                       --                    --                    --                   417,384
      Financing Fee                                  (140,000)                 --                (140,000)                   --
      Other                                            13,950                23,635                24,212                 116,040
                                                 ------------          ------------          ------------            ------------
                                                     (279,676)             (122,356)             (415,117)                270,008
                                                 ------------          ------------          ------------            ------------
NET LOSS BEFORE FEDERAL INCOME TAX                   (753,649)             (391,361)           (1,302,618)               (467,045)
FEDERAL INCOME TAX                                       --                    --                    --                      --
                                                 ------------          ------------          ------------            ------------
NET LOSS FOR THE PERIOD                          ($   753,649)         ($   391,361)         ($ 1,302,618)           ($   467,045)
                                                 ============          ============          ============            ============
PER SHARE OF COMMON STOCK                        ($      0.12)         ($      0.10)         ($      0.21)           ($      0.13)
                                                 ============          ============          ============            ============

WEIGHTED AVERAGE SHARES
OUTSTANDING DURING THE PERIOD                       6,288,476             3,812,673             6,193,992               3,705,513
                                                 ============          ============          ============            ============


The accompanying notes are an integral part of the consolidated financial statements

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
SECOND QUARTER AND SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994



                                               Quarters Ending              Six Months Ending
                                          --------------------------    --------------------------
                                           November 30   November 30    November 30    November 30
                                              1995          1994           1995           1994
                                            Unaudited    Unaudited       Unaudited      Unaudited
                                          ------------  ------------    -----------    -----------

CASH FLOW FROM OPERATING ACTIVITIES
  Net cash from operating activities      $  (289,454)   $  (700,178)   $(1,650,854)   $(1,179,744)
                                          -----------    -----------    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment         (783,125)      (838,871)      (603,786)    (2,611,282)
  Purchase of Patents                        (520,000)          --         (520,000)      (450,000)
  Other Changes, net                         (446,343)      (157,600)      (135,042)        86,800
                                          -----------    -----------    -----------    -----------
     Net cash from investing activities    (1,749,468)      (681,271)    (1,258,828)    (2,974,482)
                                          -----------    -----------    -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Payments of Debt and Capital
  Leases                                     (592,278)      (534,480)      (948,125)      (290,284)
  Proceeds from Financing Debt              1,033,583      1,167,100      1,034,613      4,152,500
  Payments on notes payable to
    stockholders                              (31,414)       (25,000)       (31,414)    (1,517,838)
  Sale of common stock                      3,416,665        625,202      3,910,036      1,035,202
  Other changes, net                             --           23,750           --           49,646
                                          -----------    -----------    -----------    -----------
     Net cash from financing activities     3,826,536      1,258,572      3,965,110      3,429,226
                                          -----------    -----------    -----------    -----------

NET CHANGE IN CASH                          1,787,614       (124,877)     1,055,428       (725,000)

Cash, beginning of period                     355,951        257,185      1,088,137        857,308
                                          -----------    -----------    -----------    -----------
Cash, end of period                       $ 2,143,565    $   132,308    $ 2,143,565    $   132,308
                                          ===========    ===========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

PCT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FORM 10-QSB - NOVEMBER 30, 1995

Management's Statement

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of November 30, 1995 and 1994, the consolidated results of operations for the three- and six-month periods ended November 30, 1995 and 1994, and the consolidated statements of cash flow for the three- and six-month periods ended November 30, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended May 31, 1995 and 1994 which have been provided in their entirety in the Company's Form 10-KSB.

The Company entered into an Agreement and Plan of Merger with Morel Industries, Inc., a Washington corporation ("Morel"), pursuant to which Morel Acquisition Corporation, a Washington corporation and subsidiary of the Company formed for the purpose of effecting the acquisition of Morel, was merged into Morel effective, for accounting purposes, as of November 30, 1995 (the "Merger"). The Company reported this transaction on current reports on Form 8-K dated September 28, 1995, and November 30, 1995. The Merger is being accounted for as a pooling of interests. Accordingly, the Company has provided the appropriate unaudited interim financial information for the current and historical periods with disclosure guidelines for pooling of interest accounting. Since the scope of the transaction requires historical audited financial statements for Morel for Form 8-K financial reporting purposes, the Company has chosen to include those audited financial statements in this Form 10-QSB as supplemental disclosure. Accordingly, the financial statements also should be read in conjunction with Morel's audited financial statements, and the notes thereto, for the years ended June 30, 1995 and 1994, which are included herein.

The Company also entered into a purchase agreement with Seismic Safety Products, Inc., a Florida corporation ("Florida Seismic"), pursuant to which Seismic Safety Products, Inc., a Washington corporation and wholly-owned subsidiary of the Company, purchased substantially all of that Florida Seismic's, subject to certain liabilities, for consideration consisting of cash and common stock of the Company. The Company reported this transaction on current reports on Form 8-K dated October 24, 1995, and November 30, 1995. Because the purchase was completed as of November 30, 1995, the results of the transaction have been included in the consolidated financial statements of the Company at that date. The transaction falls below materiality guidelines for supplemental disclosure. If reported on a proforma basis, assets including equipment and goodwill would total approximately $572,000, with contract debt of $36,000 and equity for the issued common stock of $483,000. The results of operations for the three- and six-month periods ended November
30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Also, certain reclassifications have been made to the balance sheet and the statements of operations and cash flow to conform to the 1995 presentations.

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

The supplemental disclosure of pooled entities consolidating financial statements follows.

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET - SUPPLEMENTAL DISCLOSURE FORM 10-QSB
NOVEMBER 30, 1995


                                                PCT HOLDINGS              MOREL IND.             CONSOLIDATED
                                                                         NOVEMBER 30
                                            ----------------------------------------------------------------------
                                                    1995                     1995                    1995
Assets                                           (unaudited)             (unaudited)              (unaudited)
--------------------------------------      ---------------------     ------------------     ---------------------

Current Assets
   Cash                                           $2,523,796            $ (380,231)                $2,143,565
   Receivables                                     3,002,112             1,447,670                  4,449,782
   Inventory                                       5,449,424               946,052                  6,395,476
   Prepaid Expense                                    97,068                37,616                    134,684
   Other                                               2,386                 5,584                      7,970
                                                 -----------            ----------                -----------
Total Current Assets                             $11,074,786            $2,056,691                $13,131,477
                                                 -----------            ----------                -----------

Net Property, Plant & Equipment                    3,482,605             6,553,770                 10,036,375
Real Estate Held for Resale                          676,253                  ---                     676,253
Patents, net                                         984,857                  ---                     984,857
Costs in Excess of NBV                               951,316                  ---                     951,316
Non-compete Agreement                                100,000                  ---                     100,000
Other                                                379,926               403,831                     23,905
                                                 -----------            ----------                -----------
Total Assets                                     $17,649,743            $8,634,366                $26,284,109
                                                 ===========            ==========                ===========

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities
   Bank Line of Credit                            $1,480,000              $916,031                 $2,396,031
   Accounts Payable                                1,977,638             1,086,654                  3,064,292
   Accrued Liabilities                               513,694               593,788                  1,107,482
   Current Portion - LTD                             208,800                54,810                    263,610
   Current Portion - C/L                              46,440                  ---                      46,440
   Current Portion - N/P                             725,000               900,000                  1,625,000
   Current Portion - Non-Com                          35,000                  ---                      35,000
                                                 -----------            ----------                -----------
Total Current Liabilities                          4,986,572             3,551,283                  8,537,855
                                                 -----------            ----------                -----------

Long Term Debt, net                                3,454,036             1,878,476                  5,332,512
Capital Leases, net                                   45,048                  ---                      45,048
Notes Payable, net                                   150,000               269,197                    419,197
Non-compete Agreement, net                            65,000                  ---                      65,000
Deferred Rent/Taxes                                  169,001               872,739                  1,041,740
                                                 -----------            ----------                -----------
Total Liabilities                                  8,869,657             6,571,695                 15,441,352
                                                 -----------            ----------                -----------
Shareholders' Equity
   Common Stock                                   14,928,442                41,600                 16,991,113
   Common Stock, Non Voting                             ---                   ---                        ---
   Additional Paid in Capital                           ---                800,938                       ---
   Accumulated Deficit                            (6,148,356)            1,220,133                 (6,148,356)
                                                 -----------            ----------                -----------

Total Shareholders' Equity                         8,780,086             2,062,671                 10,842,757
                                                 -----------            ----------                -----------

Total Liabilities & Equity                       $17,649,743            $8,634,366                $26,284,109
                                                 ===========            ==========                ===========

The accompanying notes are an integral part of the consolidated financial statements

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET - SUPPLEMENTAL DISCLOSURE FORM 10-QSB
MAY 31, 1995 (June 30, 1995 for Morel Industries, Inc.)


                                        PCT HOLDINGS    MOREL IND.    CONSOLIDATED
                                         May 31          June 30
                                          1995            1995
Assets                                 (unaudited)     (unaudited)     (unaudited)
------------------------------------   ------------    ------------   ------------
Current Assets
   Cash                                $  1,078,637    $    151,825   $  1,230,462
   Receivables                            1,075,999       1,521,527      2,597,526
   Inventory                              4,375,162         936,311      5,311,473
   Prepaid Expense                           39,721         112,728        152,449
   Other                                    278,795         473,045        751,840
                                       ------------    ------------   ------------
Total Current Assets                   $  6,848,314    $  3,195,436   $ 10,043,750
                                       ------------    ------------   ------------

Net Property, Plant & Equipment           3,008,122       6,667,079      9,675,201

Real Estate Held for Resale                 676,253            --          676,253
Patents, net                                478,092            --          478,092
Costs in Excess of NBV                      462,687            --          462,687
Non-compete Agreement                       100,000            --          100,000
Other                                        56,444          24,745         81,189
                                       ------------    ------------   ------------
Total Assets                           $ 11,629,912    $  9,887,260   $ 21,517,172
                                       ============    ============   ============

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities
   Bank Line of Credit                         --      $    968,539   $    968,539
   Accounts Payable                    $  1,527,467       1,106,331      2,633,798
   Accrued Liabilities                      518,065         540,622      1,058,687
   Current Portion - LTD                  2,448,000       1,001,781      3,449,781
   Current Portion - C/L                     51,000            --           51,000
   Current Portion - N/P                    510,000            --          510,000
   Current Portion - Non-Com                 35,000            --           35,000
                                       ------------    ------------   ------------
Total Current Liabilities                 5,089,532       3,617,273      8,706,805
                                       ------------    ------------   ------------

Long Term Debt, net                         319,574       2,147,672      2,467,246
Capital Leases, net                         115,281            --          115,281
Notes Payable, net                          457,644            --          457,644
Non-compete Agreement, net                   65,000            --           65,000
Deferred Rent/Taxes                         128,711       1,345,784      1,474,495
                                       ------------    ------------   ------------
Total Liabilities                         6,175,742       7,110,729     13,286,471
                                       ------------    ------------   ------------
Shareholders' Equity
   Common Stock                          11,018,406          41,600     13,794,937
   Common Stock, Non Voting                    --           175,000           --
   Additional Paid in Capital                  --           825,938           --
   Accumulated Deficit                   (5,564,236)      1,733,993     (5,564,236)
                                       ------------    ------------   ------------
Total Shareholders' Equity                5,454,170       2,776,531      8,230,701
                                       ------------    ------------   ------------

Total Liabilities & Equity             $ 11,629,912    $  9,887,260   $ 21,517,172
                                       ============    ============   ============


The accompanying notes are an integral part of the consolidated financial statements

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME
Second Quarter Ended November 30, 1995 and 1994
SUPPLEMENTAL DISCLOSURE - FORM 10-QSB


                                              Quarter Ending                            Quarter Ending
                            ------------------------------------------   -----------------------------------------
                            November 30    November 30    November 30    November 30    November 30    November 30
                               1995           1995           1995           1994          1994            1994
                            Unaudited      Unaudited      Unaudited      Unaudited      Unaudited      Unaudited
                          -------------  -------------  -------------- --------------  ------------  --------------
                           PCT HOLDINGS    MOREL IND.    CONSOLIDATED   PCT HOLDINGS    MOREL IND.    CONSOLIDATED
                          -------------  -------------  -------------- --------------  ------------  --------------
NET SALES                  $3,674,762     $2,761,306    $ 6,436,068     $2,819,628     $2,591,854    $ 5,411,482
COST OF SALES               2,990,826      2,585,299      5,576,125      2,238,286      2,588,982      4,827,268
                          -----------    -----------    -----------    -----------    -----------    -----------
GROSS PROFIT                  683,936        176,007        859,943        581,342          2,872        584,214
OPERATING EXPENSES          1,013,835        320,081      1,333,916        539,664        313,555        853,219
                          -----------    -----------    -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS         (329,899)      (144,074)      (473,973)        41,678       (310,683)      (269,005)
                          -----------    -----------    -----------    -----------    -----------    -----------
OTHER INCOME AND EXPENSE

    Interest Income              --             --             --             --             --             --
    Interest Expense          (61,818)       (91,808)      (153,626)       (91,974)       (54,017)      (145,991)
    Gain on the Sale of
      Property                   --             --             --             --             --             --
    Financing Fee                --         (140,000)      (140,000)          --             --             --
    Other                          11         13,939         13,950         18,499          5,136         23,635
                          -----------    -----------    -----------    -----------    -----------    -----------
                              (61,807)      (217,869)      (279,676)       (73,475)       (48,881)      (122,356)
                          -----------    -----------    -----------    -----------    -----------    -----------
NET LOSS BEFORE FEDERAL
  INCOME TAX                 (391,706)      (361,943)      (753,649)       (31,797)      (359,564)      (391,361)
FEDERAL INCOME TAX               --             --             --             --             --             --
                          -----------    -----------    -----------    -----------    -----------    -----------
NET LOSS FOR THE PERIOD   ($  391,706)   ($  361,943)   ($  753,649)   ($   31,797)   ($  359,564)   ($  391,361)
                          ===========    ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME
Six Months Ended November 30, 1995 and 1994
SUPPLEMENTAL DISCLOSURE - FORM 10-QSB


                                       Six Months Ending                               Six Months Ending
                          ---------------------------------------------   ---------------------------------------------
                           November 30    November 30     November 30      November 30     November 30     November 30
                               1995          1995            1995             1994           1994             1994
                            Unaudited      Unaudited       Unaudited        Unaudited       Unaudited       Unaudited
                          -------------  -------------   --------------   --------------  -------------   --------------
                          PCT HOLDINGS    MOREL IND.      CONSOLIDATED     PCT HOLDINGS    MOREL IND.      CONSOLIDATED
                          -------------  -------------   --------------   --------------  -------------   --------------
NET SALES                 $  7,131,235    $  5,477,980    $ 12,609,215    $  5,643,652    $  5,228,755    $ 10,872,407
COST OF SALES                5,786,301       5,326,324      11,112,625       4,456,610       5,254,278       9,710,888
                          ------------    ------------    ------------    ------------    ------------    ------------
GROSS PROFIT                 1,344,934         151,656       1,496,590       1,187,042         (25,523)      1,161,519
OPERATING EXPENSES           1,822,522         561,569       2,384,091       1,048,612         849,960       1,898,572
                          ------------    ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS          (477,588)       (409,913)       (887,501)        138,430        (875,483)       (737,053)
                          ------------    ------------    ------------    ------------    ------------    ------------
OTHER INCOME AND EXPENSE
    Interest Income               --              --              --              --              --              --
    Interest Expense          (106,594)       (192,735)       (299,329)       (185,789)        (77,627)       (263,416)
    Gain on the Sale of           --              --              --              --           417,384         417,384
    Property
    Financing Fee                 --          (140,000)       (140,000)           --              --              --
    Other                           61          24,151          24,212          48,954          67,086         116,040
                          ------------    ------------    ------------    ------------    ------------    ------------
                              (106,533)       (308,584)       (415,117)       (136,835)        406,843         270,008
                          ------------    ------------    ------------    ------------    ------------    ------------
NET LOSS BEFORE FEDERAL
  INCOME TAX                  (584,121)       (718,497)     (1,302,618)          1,595        (468,640)       (467,045)
FEDERAL INCOME TAX                --              --              --              --              --              --
                          ------------    ------------    ------------    ------------    ------------    ------------
NET LOSS FOR THE PERIOD   ($   584,121)   ($   718,497)    ($1,302,618)   $      1,595    ($   468,640)   ($   467,045)
                          ============    ============    ============    ============    ============    ============


The accompanying notes are an integral part of the financial statements.

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS  OF CASH FLOW
SECOND QUARTER ENDED NOVEMBER 30, 1995
SUPPLEMENTAL DISCLOSURE - FORM 10-QSB





                                                 PCT         MOREL
                                               HOLDINGS    INDUSTRIES    CONSOLIDATED
                                                        Quarters Ending
                                              ----------------------------------------
                                              November 30    November 30   November 30
                                                  1995          1995          1995
                                               Unaudited     Unaudited     Unaudited
                                              -----------    ----------   ------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net cash from operating activities          $    94,746    $(384,200)   $  (289,454)
                                              -----------    ---------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment             (764,025)     (19,100)      (783,125)
  Purchase of Patents                            (520,000)        --         (520,000)
  Other Changes, net                             (504,243)      57,900       (446,343)
                                              -----------    ---------    -----------
     Net cash from investing activities        (1,788,268)      38,800     (1,749,468)
                                              -----------    ---------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Payments of Debt and Capital Leases            (592,278)        --         (592,278)
  Proceeds from Financing Debt                    948,363       85,200      1,033,563
  Payments on notes payable to stockholders       (31,414)        --          (31,414)
  Sale of common stock                          3,416,665         --        3,416,665
  Other changes, net                                 --           --             --
                                              -----------    ---------    -----------
     Net cash from financing activities         3,741,336       85,200      3,826,536
                                              -----------    ---------    -----------

NET CHANGE IN CASH                              2,047,814     (260,200)     1,787,614

Cash, beginning of period                         476,051     (120,100)       355,951
                                              -----------    ---------    -----------
Cash, end of period                           $ 2,523,865    $(380,300)   $ 2,143,565
                                              ===========    =========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS  OF CASH FLOW
SECOND QUARTER ENDED NOVEMBER 30, 1994
SUPPLEMENTAL DISCLOSURE - FORM 10-QSB



                                                  PCT        MOREL
                                                HOLDINGS   INDUSTRIES     CONSOLIDATED
                                                           Quarters Ending
                                              ----------------------------------------
                                              November 30   November 30    November 30
                                                 1994          1994           1994
                                              Unaudited     Unaudited      Unaudited
                                              ---------    -----------    -----------

CASH FLOW FROM OPERATING ACTIVITIES
  Net cash from operating activities          $(347,678)   $  (352,500)   $  (700,178)
                                              ---------    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment           (141,771)      (697,100)      (838,871)
  Purchase of Patents                              --             --             --
  Other Changes, net                               --          157,600        157,600
                                              ---------    -----------    -----------
     Net cash from investing activities        (141,771)      (539,500)      (681,271)
                                              ---------    -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Payments of Debt and Capital Leases          (155,080)      (379,400)      (534,480)
  Proceeds from Financing Debt                  155,000      1,012,100      1,167,100
  Payments on notes payable to stockholders     (25,000)          --          (25,000)
  Sale of common stock                          625,202           --          625,202
 Other Changes, net                              23,750           --           23,750
                                              ---------    -----------    -----------
     Net cash from financing activities         623,872        632,700      1,256,572
                                              ---------    -----------    -----------

NET CHANGE IN CASH                              134,423       (259,300)      (124,877)

Cash, beginning of period                       513,985       (266,800)       257,185
                                              ---------    -----------    -----------
Cash, end of period                           $ 648,408    $  (516,100)   $   132,308
                                              =========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS  OF CASH FLOW
SIX MONTHS ENDED NOVEMBER 30, 1995
SUPPLEMENTAL DISCLOSURE - FORM 10-QSB



                                                   PCT          MOREL
                                                 HOLDINGS     INDUSTRIES     CONSOLIDATED
                                                           Six Months Ending
                                               ------------------------------------------
                                               November 30    November 30     November 30
                                                  1995           1995            1995
                                               Unaudited      Unaudited       Unaudited
                                              -----------    -----------    -------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net cash from operating activities          $  (647,054)   $(1,003,800)   $(1,650,854)
                                              -----------    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment           (1,057,686)       453,900       (603,786)
  Purchase of Patents                            (520,000)          --         (520,000)
  Other Changes, net                             (578,542)       443,500       (135,042)
                                              -----------    -----------    -----------
     Net cash from investing activities        (2,156,228)       897,400     (1,258,828)
                                              -----------    -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Payments of Debt and Capital Leases            (664,725)      (283,400)      (948,125)
  Proceeds from Financing Debt                  1,034,613           --        1,034,613
  Payments on notes payable to stockholders       (31,414)          --          (31,414)
  Sale of common stock                          3,910,036           --        3,910,036
  Other changes, net                                 --             --             --
                                              -----------    -----------    -----------
     Net cash from financing activities         4,248,510       (283,400)     3,965,110
                                              -----------    -----------    -----------

NET CHANGE IN CASH                              1,445,228       (389,800)     1,055,428

Cash, beginning of period                       1,078,637          9,500      1,088,137
                                              -----------    -----------    -----------
Cash, end of period                           $ 2,523,865    $  (380,300)   $ 2,143,565
                                              ===========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS  OF CASH FLOW
SIX MONTHS ENDED NOVEMBER 30, 1994
SUPPLEMENTAL DISCLOSURE - FORM 10-QSB



                                                   PCT            MOREL
                                                 HOLDINGS      INDUSTRIES   CONSOLIDATED
                                                           Six Months Ending
                                               -----------------------------------------
                                               November 30    November 30    November 30
                                                  1994           1994           1994
                                               Unaudited      Unaudited      Unaudited
                                              -----------    -----------    ------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net cash from operating activities          $  (143,944)   $(1,035,800)   $(1,179,744)
                                              -----------    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment             (247,382)    (2,363,900)    (2,611,282)
  Purchase of Patents                            (450,000)          --         (450,000)
  Other Changes, net                                 --           86,800         86,800
                                              -----------    -----------    -----------
     Net cash from investing activities          (697,382)    (2,277,100)    (2,974,482)
                                              -----------    -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Payments of Debt and Capital Leases            (259,484)       (30,800)      (290,284)
  Proceeds from Financing Debt                  2,155,000      1,997,500      4,152,500
  Payments on notes payable to stockholders    (1,517,838)          --       (1,517,838)
  Sale of common stock                          1,035,202           --        1,035,202
  Other changes, net                               49,646           --           49,646
                                              -----------    -----------    -----------
     Net cash from financing activities         1,462,526      1,966,700      3,429,226
                                              -----------    -----------    -----------

NET CHANGE IN CASH                                621,200     (1,346,200)      (725,000)

Cash, beginning of period                          27,208        830,100        857,308
                                              -----------    -----------    -----------
Cash, end of period                           $   648,408    $  (516,100)   $   132,308
                                              ===========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Morel Industries, Inc.
Entiat, Washington

     We have audited the accompanying balance sheets of Morel Industries, Inc. as of June 30, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morel
Industries, Inc. at June 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ BDO SEIDMAN, LLP

November 8, 1995, except as to
Notes 4 and 9 which date is December 1, 1995
Seattle, Washington

                           MOREL INDUSTRIES, INC.
                              BALANCE SHEETS


June 30,                                        1995              1994
--------------------------------------------------------------------------
ASSETS (Note 4)
CURRENT ASSETS
    Cash                                      $151,825          $636,114
    Accounts receivable (Note 3)             1,395,527         1,415,762
    Project receivable (Note 8)                126,000           897,656
    Inventories (Notes 1 and 3)                936,311           821,021
    Prepaid expenses and other                 112,728            28,970
--------------------------------------------------------------------------
Total Current Assets                         2,722,391         3,799,523
PROPERTY AND EQUIPMENT, less accumulated
depreciation (Notes 2 and 3)                 6,667,079         2,625,767
RECEIVABLE FROM STOCKHOLDERS                      ---            111,403
DEFERRED BOND COSTS                             24,745              ---
--------------------------------------------------------------------------
                                            $9,414,215        $6,536,693
==========================================================================

                           MOREL INDUSTRIES, INC.
                               BALANCE SHEETS



June 30,                                             1995              1994
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Line-of-credit (Note 3)                         $968,539          $889,554
  Accounts payable                               1,106,331           937,286
  Accrued expenses                                 540,622           454,141
  Current maturities of long-term debt (Note 4)  1,001,781           103,149
  Pre-billed moving expenditures (Note 8)             ---            768,500
-------------------------------------------------------------------------------
Total Current Liabilities                        3,617,273         3,152,630
-------------------------------------------------------------------------------
DEFERRED SALES TAX                                 144,891              ---
LONG-TERM DEBT, net of current maturities
  (Note 4)                                       2,147,672              ---
DEFERRED INCOME TAXES (Note 6)                     727,848           681,645
-------------------------------------------------------------------------------
Total Liabilities                                6,637,684         3,834,275
-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (Note 9)
    Common stock, $100 par value;
      2,500 shares authorized;
      416 shares issued and outstanding             41,600            41,600
    Common stock, non-voting, $2,000 par value;
       2,500 shares authorized; 87.5 shares
       issued and outstanding                      175,000           175,000
    Additional paid-in capital                     825,938           825,938
    Retained earnings                            1,733,993         1,659,880
-------------------------------------------------------------------------------
Total Stockholders' Equity                       2,776,531         2,702,418
-------------------------------------------------------------------------------
                                                $9,414,215        $6,536,693
===============================================================================

See accompanying summary of accounting policies and notes to financial statements.

                           MOREL INDUSTRIES, INC.
                            STATEMENTS OF INCOME



Years Ended June 30,                                       1995         1994
-------------------------------------------------------------------------------
SALES                                                  $10,707,838   $9,895,578
COST OF SALES                                            9,622,768    8,327,254
-------------------------------------------------------------------------------
Gross Profit                                             1,085,070    1,568,324
OPERATING EXPENSES                                       1,189,553    1,240,742
-------------------------------------------------------------------------------
Income (Loss) from Operations                             (104,483)     327,582
-------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
    Interest income                                         30,844       18,326
    Interest expense                                      (267,477)    (130,500)
    Realized recovery (loss) on investment                  28,881      (77,471)
    Other expense                                          (13,886)     (40,235)
-------------------------------------------------------------------------------
Total Other Income (Expense)                              (221,638)    (229,880)
-------------------------------------------------------------------------------
Income (Loss) Before Extraordinary Item                   (326,121)      97,702
EXTRAORDINARY ITEM, gain on sale of foundry less
    applicable income taxes of $151,789 and $988,134
    (Note 8)                                               294,648    1,918,142
-------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                          (31,473)   2,015,844
Deferred Income Tax (Provision) Benefit (Note 6)           105,586      (38,708)
-------------------------------------------------------------------------------
Net Income                                                 $74,113   $1,977,136
===============================================================================

See accompanying summary of accounting policies and notes to financial statements.

                           MOREL INDUSTRIES, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY


                                         Non-voting    Additional    Retained
                             Common       Common        Paid-in      Earnings
                              Stock       Stock         Capital      (Deficit)       Total
                            --------    -----------    ----------    ---------       -----

BALANCE, July 1, 1993        $41,600     $175,000       $825,938     $(317,256)  $  725,282

Net income                      --           --             --       1,977,136    1,977,136
                             -------     --------       --------    ----------   ----------

BALANCE, June 30, 1994        41,600      175,000        825,938     1,659,880    2,702,418

Net income                      --           --             --          74,113       74,113
                             -------     --------       --------    ----------   ----------

BALANCE, June 30, 1995       $41,600     $175,000       $825,938    $1,733,993   $2,776,531
                             =======     ========       ========    ==========   ==========


See accompanying summary of accounting policies and notes to financial statements.

                           MOREL INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOW




Years Ended June 30                                     1995           1994
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                         $74,113       $1,977,136

    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Gain on sale of foundry                        (294,648)      (1,918,142)
       Depreciation and amortization                   356,600          112,241
       Deferred income taxes                          (105,586)          38,708
       Settlement of stockholder receivable as a
       bonus                                           111,403             ---
       Changes in operating assets and liabilities:
          Decrease (increase) in assets:
              Accounts receivable                       20,235         (194,725)
              Inventories                             (115,290)        (118,583)
              Prepaid expenses and other               (83,758)         (17,096)
          Increase (decrease) in liabilities
              Accounts payable                         169,045         (262,525)
              Accrued expenses                          86,481          247,960
                                                    ----------        ---------

Net Cash Provided by (Used in) Operating Activities    218,595         (135,026)
                                                    ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale and relocation of foundry     2,508,860        3,336,528
    Acquisition of property and equipment           (4,492,197)      (1,937,427)
    Payment of relocation costs                     (1,963,807)        (512,761)
    Increase in deferred sales tax                     144,891             ---
    Increase in receivable from stockholder               ---          (111,403)
                                                    ----------        ---------
Net Cash Provided by (Used in) Investing
     Activities                                     (3,802,253)         774,937
                                                    ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in line-of-credit               78,985           89,555
    Proceeds from long-term borrowings               3,438,868             ---
    Principal payments on long-term debt              (392,564)        (435,660)
    Increase in deferred bond costs                    (25,920)            ---
                                                    ----------        ---------

Net Cash Provided by (Used in) Financing
     Activities                                      3,099,369         (346,105)
                                                    ----------        ---------


Net Increase (Decrease) in Cash                       (484,289)         293,806
CASH, beginning of period                             $636,114         $342,308
                                                    ----------        ---------

CASH, end of period                                   $151,825         $636,114
                                                    ==========        =========

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
    Cash paid for interest                            $260,733         $130,500
                                                    ==========        =========



See accompanying summary of accounting policies and notes to financial statements.

                           MOREL INDUSTRIES, INC.
                       SUMMARY OF ACCOUNTING POLICIES



NATURE OF BUSINESS  Morel Industries, Inc. ("Morel") is a manufacturer of
AND SIGNIFICANT     aluminum castings located in Entiat, Washington.  During
CUSTOMER            1994, Morel changed its name from Morel Foundry
                    Corporation to emphasize Morel's expanding capabilities in machining and powder coat painting. In 1995 and 1994 sales to a major customer in the Class 8 truck industry were 75% and 78% of total sales.

INVENTORIES         Inventories are valued at the lower of cost (first-in,
                    first-out) or market. Work-in-process is valued at the lower of estimated cost or market. Estimated cost is derived through an analysis of historical gross profit margins.

PROPERTY AND        Property and equipment is recorded at cost and is
EQUIPMENT           depreciated using the straight-line method over estimated
                    useful lives as follows:

                                                                        Years
                    ----------------------------------------------------------
                    Office equipment                                     3-7
                    Foundry equipment                                   7-10
                    Building                                           15-40
                    ----------------------------------------------------------

                    Expenditures for repairs and maintenance which do not extend the useful life of the related asset are expensed as incurred.

INCOME TAXES        Deferred taxes are provided for temporary differences in
                    the basis of assets and liabilities for book and income tax reporting purposes. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

                           MOREL INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1:             Inventories consisted of the following:
Inventories
                    June 30,                                 1995        1994
                    -----------------------------------------------------------
                    Work-in-process                        $695,411    $593,064
                    Raw materials                           112,538     100,812
                    Foundry supplies                        128,362     127,145
                    -----------------------------------------------------------
                    Total inventories                      $936,311    $821,021
                    ===========================================================

NOTE 2:             Property and equipment consisted of the following:
Property and
Equipment           June 30,                                 1995        1994
                    -----------------------------------------------------------
                    Machinery, equipment and
                    furniture                            $3,768,755  $2,874,282
                    Land and building                     3,684,314     823,844
                    Accumulated depreciation               (785,990) (1,072,359)
                    -----------------------------------------------------------
                    Net property and equipment           $6,667,079  $2,625,767
                    ===========================================================

NOTE 3:             Morel has a line-of-credit with a bank with interest at the
Line-of-Credit      bank's prime rate (9% at June 30, 1995) plus 2%.  The
                    agreement allows Morel to borrow up to the lesser of $1,000,000 or 80% of eligible accounts receivable as defined by the bank. At June 30, 1995, $968,539 was outstanding and $31,461 was available for borrowing.
                    The line-of-credit is secured by accounts receivable, inventories and equipment and is personally guaranteed by the stockholders, see Notes 4 and 9.

NOTE 4:             June 30,                                 1995        1994
Long-Term Debt      -----------------------------------------------------------
                    Industrial revenue bond
                    payable to a bank with
                    monthly payments of
                    $19,252, including interest at
                    8.12% through November
                    2009, secured by land,
                    building and equipment, and
                    personally guaranteed by the
                    stockholders.                        $1,953,154        -
                    -----------------------------------------------------------

                    Note payable to a supplier
                    with quarterly interest
                    payments of 12% on the
                    outstanding balance;
                    principal due February 1996
                    and 1997, secured by
                    property and equipment.                 277,291        -

                    Note payable to an
                    organization with monthly
                    payments of $1,718,
                    including interest at 10.5%
                    through September 2000,
                    secured by personal
                    residences and guarantee of
                    the stockholders.                       100,000        -

                    Note payable to an
                    individual, interest only at
                    14% through September 30,
                    1995, when interest increases
                    to 15%.  Due in full in
                    March 1996.  Secured by
                    substantially all assets of
                    Morel and subordinated to
                    the industrial revenue bond.            500,000        -

                    Notes payable to suppliers
                    with monthly payments of
                    $757 to $44,543 including
                    interest at 10%.  Unsecured
                    with maturities through
                    February 1996                           318,320        -

                    Note payable to a supplier in
                    quarterly installments of
                    $25,000, plus interest at 12%
                    through May 1995,
                    unsecured.                                   -      100,000

                    Other                                       688       3,149
                    -----------------------------------------------------------
                                                         $3,149,453    $103,149
                    Less current maturities               1,001,781     103,149
                    -----------------------------------------------------------
                    Total Long-Term Debt                 $2,147,672        -
                    ===========================================================

                    Scheduled maturities of long-term debt as of June 30, 1995, are as follows:
                    -----------------------------------------------------------
                    1996                                            $1,001,781
                    1997                                               270,316
                    1998                                               100,415
                    1999                                               109,207
                    2000                                               118,774
                    Thereafter                                       1,548,960
                    -----------------------------------------------------------
                    Total                                           $3,149,453
                    ===========================================================

                    Morel's line-of-credit and industrial revenue bond agreements require, among other matters, that Morel maintain minimum working capital, tangible net worth and debt to tangible net worth ratios. Morel was not in compliance with the covenants at June 30, 1995. In conjunction with the merger of Morel on December 1, 1995, the bank provided a waiver of the covenants through November 30, 1995, and restructured the covenants through the expiration of the agreements, see
                    Note 9. Management believes Morel will be in compliance with the covenants through June 30, 1996.

NOTE 5:             Morel leases equipment and vehicles under noncancelable
Commitments and     operating leases.  Future minimum lease payments are as
Contingencies       follows:
                    -----------------------------------------------------------
                    1996                                               $32,336
                    1997                                                22,142
                    1998                                                 5,092
                    1999                                                 1,796
                    2000                                                   974
                    -----------------------------------------------------------
                                                                       $62,340
                    ===========================================================

                    Rent expense for the years ended June 30, 1995 and 1994, was $57,386 and $66,669.

                    During the normal course of business, matters arise which may ultimately subject Morel to claims and litigation. Management believes that the resolution of these matters will not have a material adverse effect on Morel's financial condition.

NOTE 6:             Deferred tax liabilities are comprised of the following:
Income Taxes
                    -----------------------------------------------------------
                    June 30,                            1995          1994
                    -----------------------------------------------------------
                    Property and equipment          $(1,227,233)  $(1,065,361)
                    Officers' bonus                      93,424        47,964
                    Other                                58,502        39,782
                    Net operating loss carryforward     347,459       295,970
                    -----------------------------------------------------------
                                                      $(727,848)    $(681,645)
                    ===========================================================

                    Morel has net operating loss carryforwards of approximately $1,022,000 with expiration dates through fiscal year 2010.

                    The difference between Morel's effective income tax rate and the statutory rate of 34% consists of the following:

                    June 30,                                 1995       1994
                    -----------------------------------------------------------
                    Income tax (provision)
                    benefit                               $110,881    $(33,219)
                      at the statutory rate                    -        (2,487)
                    Amortization of goodwill                (3,426)     (1,388)
                    Meals and entertainment                 (1,869)     (1,614)
                    Officer's life insurance
                    -----------------------------------------------------------
                                                           $105,586   $(38,708)
                    ===========================================================

NOTE 7:             Morel participates in a multi-employer pension plan
Employee Benefit    pursuant to an agreement between Morel and its employee
Plans               bargaining unit.  Although the plan is a defined benefit
                    plan, the specific benefit levels are not negotiated with or known by Morel. Contributions expense related to the plan was $36,014 and $29,411 for the years ended
                    June 30, 1995 and 1994. Subsequent to year end, Morel's collective bargaining agreement expired and was not renewed. Accordingly, Morel no longer participates in the multi-employer plan.

                    Morel has a 401(k) employee benefit plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation. Morel's annual contribution to the plan is determined by the board of directors. Morel made no contributions during the years ended June 30, 1995 and 1994.

NOTE 8:             In 1994, Morel was required to sell its facility in Seattle,
Sale of Foundry     Washington, to the Port of Seattle (the Port).  Under terms
Property            of the sale Morel received $2,533,000 for the facility and
                    $3,626,000 for relocation costs. In March 1994, Morel purchased a facility in Entiat, Washington, and began operations in Entiat during August 1994.


                    For financial statement purposes, Morel recognized an extraordinary gain of $294,648 and $1,918,142 for the years ended June 30, 1995 and 1994. For tax reporting purposes, Morel retained its original basis in the assets sold and, accordingly, did not recognize a taxable gain.

                    At June 30, 1995 and 1994, Morel was due $126,000 and $897,656 from the Port for relocation costs. During the year ended June 30, 1994, Morel billed the Port $768,500 for relocation costs which had not yet been incurred, and which are recorded in the accompanying balance sheet as a liability.

NOTE 9:             On December 1, 1995, Morel entered into an agreement to
Subsequent Events   merge with PCT Holdings, Inc. (PCTH), in a transaction
                    expected to be accounted for as a pooling of interests.
                    PCTH serves as a holding company for subsidiaries providing sealed connectors and components, ceramic capacitors and filters and machined aluminum parts for the medical, energy, aerospace, communications and electronics industries.

                    Morel has reported a loss before extraordinary item of $362,121 in 1995 and as of June 30, 1995, has a working capital deficit of $894,822. Additionally, at June 30, 1995, Morel was in violation of certain debt covenants on the line-of-credit and industrial revenue bond agreements. Subsequent to the merger, PCTH provided Morel with $1 million of working capital. The proceeds of the loan were used primarily to repay $500,000 of the industrial revenue bond. The balance was used to fund $260,000 of accounts payable, prepayment penalties of $140,000 and provide working capital for Morel.

                    In conjunction with the repayment of the industrial revenue bond, the bank provided Morel with a waiver of its debt covenants through November 30, 1995, and restructured the covenants through the expiration of the agreements.

                    Morel's 1996 operating plan has been developed to improve operating efficiency and continue to broaden Morel's revenue base. Additionally, PCTH has committed to provide Morel with sufficient working capital until profitable operations are restored. Although Morel believes that its operating plan and working capital available from PCTH will be adequate to meet its 1996 working capital needs and maintain compliance with the restructured debt covenants, there can be no assurance that Morel may not experience liquidity problems because of adverse market conditions or other unfavorable events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview:

The Company's revenues for the three- and six-month periods ended November
30, 1995 were derived from its four operating subsidiaries involved in the manufacture and sale of electrical connectors and instrument packages
(Pacific Coast Technologies, Inc. ("PCTI")); high quality machined aluminum and metal parts (Cashmere Manufacturing Company, Inc. ("CMC")); ceramic capacitors, filters and feedthroughs (Ceramic Devices, Inc. ("CDI")); and the manufacture of cast aluminum parts and assemblies (Morel Industries, Inc. ("Morel")). As noted previously, Morel was acquired through merger and the transaction was accounted for as a pooling of interests as of November 30, 1995. Consequently, the historical financial information presented has been restated to include Morel's operations. Revenues shown for the three- and six-month periods ended November 30, 1994, were derived from the operations of PCTI, CMC and Morel only.

Results of Operations:

Gross revenues for the quarter ended November 30, 1994, versus the same period in 1995 increased from $5,411,482 to $6,436,068, an increase of $1,024,586 or 18.9%. $479,324 of the increase is attributable to CDI, which was not owned by the Company in the comparable period of the prior year, leaving a net increase of $545,262 ($191,041 (16.6% increase) for PCTI, $184,769 (11.1% increase) for CMC, and $169,452 (6.5% increase) for Morel). The increase for PCTI was due to generally higher average activity among its customer base and a much larger backlog in comparison to the same period in the prior year. Revenue growth at CMC and Morel reflects a steadying of monthly revenues. Gross margins for the two comparable periods were 10.8% in 1994 versus 13.4% in 1995, an increase due primarily to the acquisition of Morel. Management is actively recruiting and training qualified production employees, particularly machinists, to reduce turnover and overtime utilization.

Operating expenses increased from $853,219 for the quarter ended November 30, 1994 to $1,333,916 for the same period in 1995, an increase of $480,697. $142,079 of the increase is due to the addition of CDI. The balance of the increase, amounting to $338,618, is due in large part to legal and transaction costs of the recent acquisitions of Morel and Seismic Safety Products, mentioned previously. Interest expense was consistent between the two periods. The financing fee recorded in the current quarter is a result of negotiation with Morel's primary lender to allow reduction of principal and restructuring of loan covenants and conditions. The corresponding decline in net income from the above stated factors totaled $362,000, from a net loss of $391,361 for the quarter ended November 30, 1994 to a net loss of $753,649 for the quarter ended November 30, 1995.

Gross revenues for the six-month period ended November 30, 1994 versus the same period in 1995 increased from $10,872,407 to $12,609,215, an increase of $1,736,808, or 16%. The six-month revenue trends follow the same pattern as the second quarter, in comparison to the prior year. On a consolidated basis, gross margins improved slightly from 10.7% to 11.9%, primarily as a result of the increased sales levels. Operating expenses increased $485,519, from $1,898,572 for the six-month period ended November 30, 1994 to $2,384,091 for the same period in 1995, reflecting the legal and transaction costs noted in the quarterly analysis above and in the first quarter. Morel recorded a gain of $417,384 related to moving the operation from its facility in Seattle to its new and refurbished facility in Entiat, Washington, about 17 miles north of the Company's offices and the Company's other subsidiary operations in Wenatchee.

The corresponding increase in net loss between the six-month period ended November 30, 1994 and the same period in 1995 reflects the key factors of the gain in the previous year, as well as the patent litigation, legal and transaction costs noted previously. The net loss widened to $1,302,618 or ($0.21 per share) from $467,045 or ($0.13 per share) in the same period of the previous year. Subsequent to the end of the second quarter of fiscal year 1995, the Company settled the Balo patent litigation, described in detail in previous filings. The settlement agreement includes the immediate cessation of all litigation and the purchase by PCTI of Balo's patented technology.

Liquidity:

At November 30, 1995, total current assets were $13,220,238, total current liabilities were $8,461,894, for net working capital of $4,758,490, and a current ratio of 1.56 to 1.0. Comparable amounts at May 31, 1995 were $10,076,750 of current assets, $8,706,805 in current liabilities, for net working capital of $1,336,945, and a current ratio of 1.15 to 1.0. Although the Company continues to experience operating losses and acquisition transactions requiring working capital and cash to support, the Company has operational plans to bring each operating subsidiary to some level of profitability during the remaining six months of fiscal year 1996. There can be no assurance, however, that this goal will be achieved for any or all of the Company's subsidiaries. The Company has sold 838,470 shares of common stock during the second quarter with net proceeds of nearly $3.0 million. The funds were used primarily to satisfy the financing required for the recent acquisitions of Morel and Seismic Safety Products, and scheduled reductions of long term debt and working capital. The Company has also arranged a $600,000 working capital term loan for Morel to support operations.

The Company has initiated discussions with its primary lender to renegotiate its lending arrangements for a working capital line. At November 30, 1995, the Company is not in compliance with a loan provision providing for a minimum loss of $100,000 for the current and subsequent quarters. The loan arrangements did not anticipate the non-recurring patent litigation costs identified previously, or the scope and extent of the Company's acquisition opportunities and the legal and transactional costs which resulted from those activities, and the Company is actively exploring other equity sources. The Company's lender also has indicated its willingness to evaluate restructuring its lending arrangements. There can be no assurance, however, that the Company's lender will agree to restructure such arrangements or, if it does not, that suitable equity or debt financing will be available. Failure to restructure outstanding debt or make alternative financing arrangements, or both, could have a materially adverse effect on the Company's liquidity.

Capital Resources:

At November 30, 1995, the Company has no material purchase commitments for capital equipment. Additions and/or replacements of plant and equipment are generally provided through working capital or a trade-in for down payment resources, and a capital lease of long-term purchase note secured by the related equipment purchased.

Inflation:

Inflation has not had a significant impact on the Company's operations in the past two years, and is not expected to have a significant impact in the foreseeable future.

                                  PART II
                             OTHER INFORMATION

Item 1.  Legal Proceedings

On December 22, 1995, the Company and PCTI entered into a settlement agreement with Balo Precision Parts, Inc. ("Balo"), pursuant to which the parties settled patent litigation in the U.S. District Court for the District of New Jersey involving patent infringement claims by and against Balo. The parties have petitioned the court for a judgment of dismissal with prejudice of all claims between PCTI and Balo. As described in the Company's 10-QSB for the quarter ended August 31, 1995, Balo and
PCTI had been seeking damages and injunctions against each other's continued manufacture and sale of hermetic electrical connectors, with each company claiming that the other's hermetic connectors infringed patents owned by it.

As part of the settlement agreement, PCTI has purchased two patents previously owned by Balo, and Balo has received a license under these patents from PCTI.

Item 2.  Changes in Securities

None.

Item 3.   Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on November 28, 1995. The shareholders voted upon the following matters at the Annual
Meeting:

     a. Election of Directors

     The following eight directors nominated by the Board of Directors were elected to serve as directors of the Company until the 1996 Annual Meeting of Shareholders:

                                           FOR              WITHHELD
                                           ---              --------

Donald A. Wright                         3,763,954            1,319
Herman L. "Jack" Jones                   3,763,954            1,319
Roger P. Vallo                           3,763,954            1,319
Robert L. Smith                          3,498,629          266,644
Arthur S. Robinson                       3,498,629          266,644
Donald B. Cotton                         3,763,954            1,319
Allen W. Dahl                            3,763,954            1,319
Paul Schmidhauser                        3,763,954            1,319

     b. Approval of the 1995 Stock Incentive Plan

     The Company's 1995 Stock Incentive Plan, which was described in the Company's proxy materials for the Annual Meeting, was approved by the following vote:

          FOR                       3,592,799
          AGAINST                      19,608
          ABSTAIN                     117,907

     c. Approval of the Independent Director Stock Plan

     The Company's Independent Director Stock Plan, which was described in the Company's proxy materials for the Annual Meeting, was approved by the following vote:

          FOR                       3,575,799
          AGAINST                      40,827
          ABSTAIN                     113,647

     d. Ratification of Moss Adams as the Company's Independent Auditors

     The selection of Moss Adams LLP as the Company's independent auditors was ratified by the following vote:

          FOR                       3,763,904
          AGAINST                         175
          ABSTAIN                       1,194

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits

          4.1 Registration Rights Agreement, dated December 1, 1995, by and between PCT Holdings, Inc., a Nevada corporation, and Stephen
               L. Morel and Mark Morel, as former shareholders of Morel Industries, Inc., a Washington corporation

          4.2 Registration Rights Agreement, dated November 30, 1995, by and between PCT Holdings, Inc., a Nevada corporation, Seismic Safety Products, Inc., a Florida corporation ("Seller"), and various shareholders of Seller

          10.1 Asset Purchase Agreement, dated October 27, 1995, between PCT Holdings, Inc., a Nevada corporation, Seismic Safety Products, Inc., a Washington corporation, PCT Holdings, Inc., a
               Washington corporation, Seismic Safety Products, Inc., a
               Florida corporation ("Seller"), and certain affiliates of Seller

          10.2 Patent Purchase Agreement, dated October 27, 1995, by and between PCT Holdings, Inc., a Washington corporation, Seismic Safety Products, Inc., a Washington corporation, and James C. McGill, in his individual capacity

          10.3 Patent Purchase Agreement, dated October 24, 1995, by and between PCT Holdings, Inc., a Washington corporation, Seismic Safety Products, Inc., a Washington corporation, and James C. McGill and Antonio F. Fernandez, in their individual capacities

          10.4 Agreement and Plan of Merger, dated November 30, 1995, among PCT Holdings, Inc., a Nevada corporation, Morel Acquisition Corporation, a Washington corporation, Morel Industries, Inc., a Washington corporation, Stephen L. Morel, and Mark Morel

          27   Financial Data Schedule

          99.1 Employment Agreement, dated December 1, 1995, between Morel Industries, Inc., a Washington corporation, and Stephen L. Morel

          99.2 Employment Agreement, dated December 1, 1995, between Morel Industries, Inc., a Washington corporation, and Mark Morel

     b. Reports on Form 8-K.

     During the quarterly period ended November 30, 1995, the following Current Reports on Form 8-K were filed with the Commission:

          On September 28, 1995, the Company reported that it had signed a letter of intent to acquire Morel Industries, Inc. ("Morel"), subject to negotiation and execution of a definitive agreement by both parties and approval by the respective parties' boards of directors.

          On October 24, 1995, the Company reported that it had entered into an asset purchase agreement with Seismic Safety Products, Inc., a Florida corporation, to purchase substantially all of that company's assets. The Company also reported that it had entered into agreements to purchase certain patents and related intellectual property rights from certain affiliates of Seismic. Closing of these agreements was subject to approval by the respective companies' boards of directors.

          On November 30, 1995, the Company reported that it had effected a merger between Morel and a wholly-owned subsidiary of the Company, had purchased substantially all of Seismic's assets, and had closed the patent purchase agreements with certain affiliates of Seismic.

     No financial statements were filed with any of these Form 8-K reports.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PCT HOLDINGS, INC.



Date: January 12, 1996                  /s/ Donald A. Wright
                                        ----------------------------------
                                        Donald A. Wright, President & CEO



Date: January 12, 1996                  /s/ Nick A. Gerde
                                        ----------------------------------
                                        Nick A. Gerde, Vice President,
                                        Chief Financial Officer, and Principal
                                        Accounting Officer

                               EXHIBIT INDEX


Exhibit                                                          Sequential
Number    Description                                            Page

4.1       Registration Rights Agreement, dated December          *
          1, 1995, by and between PCT Holdings, Inc., a
          Nevada corporation, and Stephen L. Morel and
          Mark Morel, as former shareholders of Morel
          Industries, Inc., a Washington corporation

4.2       Registration Rights Agreement, dated November          *
          30, 1995, by and between PCT Holdings, Inc., a Nevada corporation, Seismic Safety
          Products, Inc., a Florida corporation
          ("Seller"), and various shareholders of
          Seller

10.1      Asset Purchase Agreement, dated October 27,
          1995, between PCT Holdings, Inc., a Nevada corporation, Seismic Safety Products, Inc., a
          Washington corporation, PCT Holdings, Inc., a
          Washington corporation, Seismic Safety
          Products, Inc., a Florida corporation
          ("Seller"), and certain affiliates of Seller

10.2      Patent Purchase Agreement, dated October 27,
          1995, by and between PCT Holdings, Inc., a Washington corporation, Seismic Safety
          Products, Inc., a Washington corporation, and James C. McGill, in his individual capacity

10.3      Patent Purchase Agreement, dated October 24,
          1995, by and between PCT Holdings, Inc., a Washington corporation, Seismic Safety
          Products, Inc., a Washington corporation, and James C. McGill and Antonio F. Fernandez, in their individual capacities

10.4      Agreement and Plan of Merger, dated November           *
          30, 1995, among PCT Holdings, Inc., a
          Nevada corporation, Morel Acquisition
          Corporation, a Washington corporation, Morel
          Industries, Inc., a Washington corporation,
          Stephen L. Morel, and Mark Morel

27        Financial Data Schedule

99.1 Employment Agreement, dated December 1, 1995, between Morel Industries, Inc., a Washington corporation, and Stephen L. Morel

99.2 Employment Agreement, dated December 1, 1995, between Morel Industries, Inc., a Washington corporation, and Mark Morel

-----------------------
* Incorporated by reference from the Company's Form 8-K dated November 30, 1995 (SEC file no. 0-26088).