Form 10QSB
period 1996-02-29
PCT HOLDINGS INC /NV/
filed 1996-04-22
CIK 790023

                  U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended February 29, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________   to
         ------------------.

                       Commission File Number 0-26088

                             PCT HOLDINGS, INC.
     (Exact name of small business issuer as specified in its charter)


             Nevada                                     87-0431483
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

             434 Olds Station Road, Wenatchee, Washington 98801
                  (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (509) 664-8000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
                                                                    ---   -----

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes____ No____

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 6, 1996, 6,979,309 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                               ----    -----

                      PART 1 -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - February 29, 1996 and May 31, 1995

Consolidated Statements of Income - Third Quarter and Nine Month Periods
     Ended February 29, 1996 and February 28, 1995

Consolidated Statements of Cash Flow - Third Quarter and Nine Month Periods
     Ended February 29, 1996 and February 28, 1995

Management's Statement and Notes to Consolidated Financial Statements

PCT HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
FEBRUARY 29, 1996, AND MAY 31, 1995


                                                   FEBRUARY 29         MAY 31
                                                      1996              1995
Assets                                            (Unaudited)        (Audited)
- ---------------------------------------           -----------        ---------
Current Assets
   Cash                                          $    496,545      $  1,078,637
   Certificate of Deposit                           1,000,000
   Receivables                                      2,878,789         1,075,999
   Inventory                                        6,762,150         4,375,162
   Prepaid Expense                                     90,887            39,721
   Other                                               15,598           278,795
                                                 ------------      ------------
Total Current Assets                               11,243,969         6,848,314
                                                 ------------      ------------

Net Property, Plant & Equipment                    10,140,436         3,008,122

Real Estate Held for Resale                           675,568           676,253
Patents, net                                        1,377,059           478,092
Other Assets                                          103,242            56,444
Non - Compete Agreement                                87,500           100,000
Excess of Cost over NBV                             1,801,365           462,687
                                                 ------------      ------------
Total Assets                                     $ 25,429,139      $ 11,629,912
                                                 ============      ============


Liabilities and Shareholders' Equity
- ---------------------------------------
Current Liabilities
  Notes Payable                                  $    810,000
  Short-Term Borrowing                              2,181,955
   Accounts Payable                                 2,748,783      $  1,527,467
   Accrued Liabilities                                665,375           518,065
   Current Portion - LTD                            2,246,583         2,448,000
   Current Portion - C/L                               59,962            51,000
   Current Portion - N/P                              553,172           510,000
   Current Portion - Non-Compete Agreement             35,000            35,000
                                                 ------------      ------------
Total Current Liabilities                           9,300,830         5,089,532
                                                 ------------      ------------

Long Term Debt, net                                 3,038,041           319,574
Capital Leases, net                                   106,005           115,281
Notes Payable, net                                    566,807           457,644
Non-compete Agreement, net                             65,000            65,000
Deferred Income Tax                                   876,363
Deferred Rent                                         149,009           128,711
                                                 ------------      ------------
Total Long Term Debt                                4,801,225         1,086,210
                                                 ------------      ------------

Total Liabilities                                  14,102,055         6,175,742
                                                 ============      ============

Shareholders' Equity
   Common Stock                                    17,713,305        11,018,406
   Accumulated Deficit                             (6,386,221)       (5,564,236)
Total Shareholders' Equity                         11,327,084         5,454,170

Total Liabilities & Shareholders' Equity         $ 25,429,139      $ 11,629,912
                                                 ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

PCT HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THIRD QUARTER AND NINE MONTHS
ENDED FEBRUARY 29, 1996, AND FEBRUARY 28, 1995


                                     Quarters Ended                 Nine Months Ended
                              ---------------------------     ---------------------------
                              February 29     February 28     February 29     February 28
                                  l996            1995           l996             1995
                               Unaudited       Unaudited       Unaudited        Audited
                             ------------    ------------    ------------     -----------
NET SALES                    $  6,356,263    $  2,443,897    $ 13,487,498    $  8,087,549

COST OF SALES                   5,039,411       1,934,315      10,825,712       6,390,925
                             ------------    ------------    ------------    ------------

GROSS PROFIT                    1,316,852         509,582       2,661,786       1,696,624

OPERATING EXPENSES              1,359,997         702,462       3,182,456       1,751,074
                             ------------    ------------    ------------    ------------

INCOME (LOSS) FROM                (43,145)       (192,880)       (520,670)        (54,450)
OPERATIONS
                             ------------    ------------    ------------    ------------

OTHER INCOME AND EXPENSE
     Interest Income               13,863          38,171          23,116          57,257
     Interest Expense            (227,693)        (97,162)       (334,287)       (282,951)
     Other                         19,109         (33,655)          9,856          (3,787)
                             ------------    ------------    ------------    ------------
                                 (194,721)        (92,646)       (301,315)       (229,481)
                             ------------    ------------    ------------    ------------

LOSS BEFORE MERGER AND
     EQUITY CAPITAL COSTS        (237,866)       (285,526)       (821,985)       (283,931)

MERGER AND EQUITY
     CAPITAL COSTS                               (365,888)                       (365,888)
                             ------------    ------------    ------------    ------------

NET LOSS BEFORE FEDERAL
     INCOME TAX                  (237,866)       (651,414)       (821,985)       (649,819)

FEDERAL INCOME TAX BENEFIT                        226,000                         226,000
                             ------------    ------------    ------------    ------------

NET LOSS FOR THE PERIOD      $   (237,866)   $   (425,414)   $   (821,985)   $   (423,819)
                             ============    ============    ============    ============

PER SHARE OF COMMON STOCK    $      (0.03)   $      (0.14)   $      (0.14)   $      (0.14)
                             ============    ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

PCT HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS  OF CASH FLOW
THIRD QUARTER AND NINE MONTHS ENDED
FEBRUARY 29, 1996, AND FEBRUARY 28, 1995


                                                                         Quarters Ended                     Nine Months Ended
                                                                 ------------------------------      ------------------------------
                                                                 February 29       February 28       February 29       February 28
                                                                    1996              1995              1996              1995
                                                                  Unaudited         Unaudited         Unaudited         Unaudited
                                                                 ------------      ------------      -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
         Net cash from operating activities                      $    (65,387)     $    300,913      $ (2,786,646)     $    359,053
                                                                 ------------      ------------      ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment                              (397,728)         (129,566)       (1,012,166)         (376,948)
     Proceeds from sale of property and equipment
     Purchase of patents                                             (400,000)                           (400,000)         (450,000)
     Payments received on note receivable                                                 5,736                              17,207
     Other Changes, Net                                               290,523                              80,807
          Net cash from investing activities                         (507,205)         (123,830)       (1,331,359)         (809,741)
                                                                 ------------      ------------      ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net change in note payable                                                        (625,090)                           (763,689)
     Proceeds from notes payable to stockholders                                                                             50,000
     Payments on notes payable to stockholders                        (16,529)         (126,975)          (48,167)       (1,644,813)
     Proceeds from long-term debt                                     253,610                             773,266         2,129,336
     Payments on long term debt and cap leases                       (468,441)         (235,437)       (1,111,067)         (544,567)
     Sale of common stock                                                               728,009         3,612,304         1,763,211
     Increase (decrease) in Credit Line                              (190,721)                          1,289,279
     Other Changes, Net                                               (32,578)                             20,298
            Net cash from financing activities                       (454,659)         (259,493)        4,535,913           989,478
                                                                 ------------      ------------      ------------      ------------

NET CHANGE IN CASH                                                 (1,027,251)          (82,410)          417,908           538,790
Cash, beginning of period                                           2,523,796           648,408         1,078,637            27,208
                                                                 ------------      ------------      ------------      ------------
Cash, end of period                                              $  1,496,545      $    565,998      $  1,496,545      $    565,998
                                                                 ============      ============      ============      ============

Supplemental Schedule of Non Cash
Financing Activities
     Acquisition of Subsidiaries involved the
     following:
          Fair value of assets acquired, other
          than cash                                                                $  1,749,374      $ 10,827,232      $  1,749,374
          Liabilities Assumed                                                          (370,346)       (7,424,419)         (370,346)
          Notes payable issued                                                         (600,000)         (320,000)         (600,000)

Total                                                            $          0      $    779,028      $  3,082,813      $    779,028

Payment of note - issuance of stock                                                                                    $    100,200
Seller Financed purchase of equipment                            $     91,600      $    105,000      $    361,256      $    105,000
Equipment purchased - capital leases                             $     81,666                        $     81,666      $    151,074


The accompanying notes are an integral part of the consolidated financial statements.

PCT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FORM 10-QSB - FEBRUARY 29, 1996


Management's Statement

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of February 29, 1996, and May 31, 1995, the consolidated results of operations for the three and nine month periods ended February 29, 1996, and February 28, 1995, and the consolidated statements of cash flow for the three and nine month periods ended February 29, 1996, and February 28, 1995. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

     Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended May 31, 1995, and 1994, and the nine months ended February 28, 1995.

     As previously reported on current reports on Form 8-K dated September 28, 1995, and November 30, 1995, the Company entered into an Agreement and Plan of Merger with Morel Industries, Inc., a Washington corporation ("Morel"), pursuant to which Morel Acquisition Corporation, a Washington corporation and subsidiary of the Company formed for the purpose of effecting the acquisition of Morel, was merged into Morel effective, for accounting purposes, as of November 30, 1995 (the "Merger"). Although the Merger was accounted for as a pooling of interests, the Company recently has concluded, in consultation with its accounting advisors, that the transaction does not meet all the conditions necessary to be accounted for as a pooling of interests. As a result, the Company has revised its financial statements to reflect the change from pooling of interests to purchase accounting and to report Registrant's financial condition and results of operations accordingly. The Company also has initiated the process of amending its Quarterly Report on Form 10-QSB for the quarter and six month period ended November 30, 1995, and its current report on Form 8-K, dated December 16, 1995, to reflect the change in accounting treatment of the Merger.

     The results of operations for the three and nine month periods ended February 29, 1996, and February 28, 1995, are not necessarily indicative of the results to be expected for the full year. Also, certain reclassifications have been made to the May 31, 1995, balance sheet to conform to the 1996 presentations.

Computations of Loss per Share

     Loss per common and common equivalent share are computed using the weighted average number of common and common equivalent shares outstanding during each reported period. Common equivalent shares consist of stock options, which are excluded from the computation if antidilutive. Fully diluted loss per share did not differ significantly from primary loss per share in any period reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview:

     The Company's revenues for the three months ended February 29, 1996 were derived from its five operating subsidiaries that are involved in: the manufacture and sale of electrical connectors and instrument packages (Pacific Coast Technologies, Inc. ("PCTI")); high quality machined aluminum parts and components (Cashmere Manufacturing, Inc. ("CMC")); ceramic capacitors, filters and feedthroughs (Ceramic Devices, Inc. ("CDI")); seismic safety gas shutoff valves (Seismic Safety Products, Inc. ("SSP")); and cast aluminum parts and assemblies (Morel Industries, Inc. ("Morel")). Effective November 30, 1995, SSP acquired the assets of a Florida corporation that produced seismic safety products and certain patents and associated technology from certain affiliates of the Florida corporation. Morel was acquired effective November 30, 1995, through a merger resulting in the issuance of Company stock, and the transaction was initially accounted for as a pooling of interest. These transactions were reported in the current report on Form 8-K dated November 30, 1995, as subsequently amended; the Morel acquisition also was reported in the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1995. Although the acquisition of Morel was accounted for as a pooling of interests, the Company recently has concluded, in consultation with its accounting advisors, that the transaction does not meet the conditions necessary to be accounted for as a pooling of interests. As a result, the Company has revised its financial statements to reflect the change from pooling of interests to purchase accounting and to report Registrant's financial condition and results of operations accordingly. The Company is expeditiously preparing and will file shortly amendments to the Form 10-QSB and the Form 8-K, as amended, to report the revised accounting treatment of the Morel acquisition.

     The Company's revenues for the three and nine month periods ended February 28, 1995 were derived from the two operating subsidiaries then owned by the Company, PCTI and CMC. In comparison, the Company's revenue base for the first six months of the current nine month period include the operations of PCTI, CMC and CDI; and the operations of all five of the Company's subsidiaries are included in the final three months of that period.

Results of Operations:

     Gross revenues for the third quarter ended February 28, 1996, increased by $3,912,366 to $6,356,263 from $2,443,897 in the comparable quarter in 1995. The addition of three new operating subsidiaries generated revenues accounting for $3,261,806 of this increase, with CDI, SSP, and Morel accounting for revenues of $674,860, $59,000, and $2,527,946, respectively. CMC's revenues increased $306,636, or 18.0%, during the third quarter of 1996 as compared to the same period in 1995, primarily due to additions of new customers and an increase in orders from the Boeing Company. PCTI increased its revenues by $643,924, an 87.1% increase over the comparable period in 1995, resulting from an enhanced customer base, larger order sizes, and products incorporating the Company's technologies. Cost of sales for the quarter ended February 28, 1996 versus February 29, 1995 increased from $1,934,315 to $5,039,411, an increase of $3,105,096. The three new subsidiaries contributed $2,422,900 of the increase. Gross profit margins during the third quarters of 1996 and 1995 were comparable at 20.7% for the third quarter 1996 and 20.9% for the same period in 1995. CMC's gross margins declined nearly 3.0% between the two periods, primarily due to price increases in extruded aluminum, while PCTI's gross margins increased from 17.8% in the third quarter 1995 to nearly 36.0% in the third quarter 1996 due to the efficiencies of a larger revenue base, better utilization of the production facility, and more balanced product mix.

     Operating expenses increased $657,535, of which $490,168 pertains to the new subsidiaries, CDI ($160,570), SSP ($76,515), and Morel ($253,083).
PCTI's operating expenses increased 16.9%, or nearly $67,000, to provide administrative and sales support for the significant increase in revenue. CMC's expenses increased 24.2%, or nearly $74,000, due to increases in facility costs (rent and utilities), quality and maintenance. Interest expense increased from $97,162 to $227,693, primarily from debt relating to the new operating subsidiaries CDI ($12,000) and Morel ($93,553). Net income improved from a loss in the prior year's third quarter of ($425,414) or ($.14) per share, or an adjusted loss of ($285,526) or ($.09) per share after giving effect to the non-recurring merger and equity capital costs and federal income tax benefit, to a loss of ($237,866) or ($.03) per share.

     Gross revenues for the nine month period ended February 29, 1996, increased over the comparable 1995 period, from $8,087,549 to $13,487,498, an increase of $5,399,949. Subsidiaries acquired during the 1996 period contributed $4,186,912 of this increase, with $1,599,966 from CDI, $59,000 from SSP and $2,527,946 from Morel. PCTI contributed $1,215,512 to this gross revenue increase, a 42.6% revenue increase for PCTI over the comparable period in 1995, which resulted from an enhanced customer base, larger order sizes and products incorporating PCTI technologies. CMC sales were relatively constant in the two periods.

     Operating expenses increased from the 1995 to 1996 nine-month period, due to the new subsidiaries and changes due primarily to volume. The Company also incurred approximately $220,000 during the 1996 nine month period in legal costs associated with the acquisition of SSP and Morel, and patent litigation costs relating to a lawsuit that was settled during that period. Interest expense for the nine month periods experienced a net increase of $51,336, representing an increase from the acquired subsidiaries of approximately $134,000, an increase of $72,723 at PCTI for utilization of a working capital line of credit, and a decline at CMC of $155,366 because of a repayment in the fourth quarter of fiscal 1995 of a working capital line of credit and an equipment term loan. After giving effect for the non-recurring merger and equity capital costs ($365,888) and federal tax benefit ($226,000), the adjusted loss for the nine months ended February 28, 1995, of $283,818 or ($.09) loss per share compares to an adjusted loss of $360,041 or ($.06) loss per share after giving effect to the non-recurring legal and patent litigation costs ($220,000) and start-up losses for the first three months of Morel ownership ($241,944) for the nine months ended February 29, 1996.

Liquidity:

     At February 29, 1996, the Company's total current assets were $11,243,969, and its total current liabilities were $9,300,830, resulting in net working capital of $1,943,139 and a current ratio of approximately
1.21 to 1.0. Comparable amounts at May 31, 1995 were $6,848,314 of current assets and $5,089,532 of current liabilities, resulting in net working capital of $1,758,782 and a current ratio of 1.35 to 1.0. Although the Company continues to experience operating losses and its acquisition transactions require working capital and cash to support, the Company has operational action plans in place to continue to bring each operating subsidiary to some level of profitability by the end of this fiscal year, May 31, 1996. There can be no assurance, however, that this goal will be achieved on a consistent basis for any or all of the Company's operating subsidiaries.

     The Company has renegotiated two short-term promissory notes due at February 29, 1996, for six months to allow time to gather the necessary resources through a restructured debt arrangement or an infusion of new equity. In addition, the Company is involved in discussions with its two primary lenders to re-negotiate and extend its lending arrangements, primarily involving its working capital lines of credit. The Company is not in compliance with a loan covenant providing for a minimum loss of $100,000 for the current and subsequent quarters. As noted in the Form 10-QSB for the quarter ended November 30, 1995, the loan arrangements did not anticipate the non-recurring patent litigation costs identified previously, or the scope and extent of the Company's acquisition activities and the legal and transactional costs which resulted from those activities. The Company's lender has indicated its willingness to evaluate restructuring its lending arrangements in light of these developments. The Company's other primary lender through its acquisition of the Morel subsidiary has identified a default condition in the nature of funding the Morel operation. The Company has reached an agreement under conditions with the lender whereby the lender has waived default and extended the credit line facility through June 1, 1996. The Company is actively exploring other equity sources and debt re-structuring avenues. There can be no assurance, however, that the Company's lenders will agree to further restructure their lending arrangements with the Company or, if they do not, that suitable equity or debt financing will be available. Failure to restructure outstanding debt or make alternative financing arrangements, or both, could have a materially adverse effect on the Company's liquidity.


Capital Resources:

     The Company has no material purchase commitments for capital equipment. Additions and/or replacements of plant and equipment generally are provided through working capital or a trade-in for down payment resources, and a capital lease or long-term purchase note secured by the related equipment being acquired.

Inflation:

     Inflation has not had a significant impact on the Company's operations in the past two years, and is not expected to have a significant impact in the foreseeable future.

                                  PART II
                             OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

     On April 4, 1996, the Company was notified by one of its lenders that the Company was in default under certain financial covenants and a funding covenant in a loan agreement relating to an operating line of credit for the Morel subsidiary. On April 10, 1996, the Company and the lender entered into an agreement that, subject to certain conditions, grants a temporary waiver by the lender of the defaults until June 1, 1996. The Company is in discussions with another lender seeking a waiver from the Company's default under certain financial covenants in a loan and security agreement with that lender.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits.

          Exhibit  27 -- Financial Data Schedule

     b.   Reports on Form 8-K.

     During the quarter ended February 29, 1996, the Company filed the following Current Reports on Form 8-K:

     Form 8-K, dated November 30, 1995, and filed on December 18, 1995, reporting an acquisition of assets (Item 2) by merger between a subsidiary of the Company that was formed for such purpose and Morel Industries, Inc.; the purchase of substantially all of the assets of Seismic Safety Products, Inc. (Item 5); and the purchase of certain technology rights (Item 5). No financial statements were filed with this report.

     Form 8-K/A, dated November 30, 1995, and filed on February 14, 1996, amending the aforementioned Form 8-K by reporting the financial statements of Morel Industries, Inc., the acquired business, and providing the pro forma and certain other supplementary financial information relating to the Company and the acquired business.

     Form 8-K/A, dated November 30, 1995, and filed on February 21, 1996, amending the aforementioned Form 8-K by restating the financial statements of the acquired business (Morel Industries, Inc.), and providing the pro forma and certain other supplementary financial information relating to the Company and the acquired business.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PCT HOLDINGS, INC.



Date: April 19, 1996               /s/ DONALD A. WRIGHT
                                   --------------------------------------------
                                   Donald A. Wright, President & CEO



Date: April 19, 1996               /s/ NICK A. GERDE
                                   --------------------------------------------
                                   Nick A. Gerde, Vice President Finance/CFO
                                   and Principal Accounting Officer

                               EXHIBIT INDEX

Exhibit        Description                                         Sequential
Number                                                             Page

27             Financial Data Schedule                             16