Form 10QSB/A
period 1995-11-30
PCT HOLDINGS INC /NV/
filed 1996-05-07
CIK 790023

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                               FORM 10-QSB/A


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 1995

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

                       Commission File Number 0-26088

                             PCT HOLDINGS, INC.
     (Exact name of small business issuer as specified in its charter)

              NEVADA                                  87-0431483
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

             434 OLDS STATION ROAD, WENATCHEE, WASHINGTON 98801
                  (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (509) 664-8000


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X /  No /   /

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court.  Yes /   /  No /   /

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 12, 1996,
                                                  -----------------------
7,199,309 shares of the Company's Common Stock, par value $.001 per share,
- --------------------------------------------------------------------------
were outstanding.
- ----------------

Transitional Small Business Disclosure Format (check one):  Yes /   /  No / X /

                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - November 30 and May 31, 1995

     Consolidated Statements of Income - Second Quarter and Six Months
          Ended November 30, 1995 and 1994

     Consolidated Statements of Cash Flow - Second Quarter and Six Months
          Ended November 30, 1995 and 1994

     Management's Statement and Notes to Consolidated Financial Statements

     Supplemental Disclosure of Pro Forma Consolidated Financial Statements

          Pro Forma Combined Balance Sheets at November 30 and May 31, 1995

          Pro Forma Combined Statements of Income for the Years Ended May 31, 1995 and June 30, 1995, Quarters Ended November 30, 1995 and 1994, and Six Month Periods Ended November 30, 1995 and 1994

          Audited Financial Statements for Morel Industries, Inc., for the Years Ended June 30, 1995 and 1994 (the entity acquired in the purchase transaction)

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30 AND MAY 31, 1995


                                           NOVEMBER 30             MAY 31
                                              1995                  1995
Assets                                     (unaudited)            (audited)
- -----------------------------------       -------------          ----------
Current Assets
   Cash                                     $ 2,143,555          $1,078,637
   Receivables                                4,449,782           1,075,999
   Inventory                                  6,395,476           4,375,162
   Prepaid Expense                              134,684              39,721
   Other                                          7,970             278,795
                                            -----------         -----------
Total Current Assets                        $13,131,467         $ 6,848,314
                                            -----------         -----------

Net Property, Plant & Equipment               9,952,605           3,008,122

Real Estate Held for Resale                     676,253             676,253
Patents, net                                    984,857             478,092
Costs in Excess of NBV                        1,572,415             462,687
Non-compete Agreement                           100,000             100,000
Other                                           403,831              56,444
                                            -----------         -----------
Total Assets                                $26,821,438         $11,629,912
                                            ===========         ===========

Liabilities and Shareholders' Equity
- ------------------------------------

Current Liabilities
   Bank Line of Credit                      $ 2,396,031         $         0
   Accounts Payable                           3,064,292           1,527,467
   Accrued Liabilities                        1,107,482             518,065
   Current Portion - LTD                        263,610           2,448,000
   Current Portion - C/L                         46,440              51,000
   Current Portion - N/P                      1,625,000             510,000
   Current Portion - Non-Com                     35,000              35,000
                                            -----------         -----------
Total Current Liabilities                     8,537,855           5,089,532
                                            -----------         -----------

Long Term Debt, net                           5,332,512             319,574
Capital Leases, net                              45,048             115,281
Notes Payable, net                              419,197             457,644
Non-compete Agreement, net                       65,000              65,000
Deferred Rent                                 1,041,740             128,711
                                            -----------         -----------

     Total Liabilities                       15,441,352           6,175,742
                                            -----------         -----------

Shareholders' Equity
   Common Stock                              17,528,442          11,018,406
   Common Stock, Non Voting
   Additional Paid in Capital
   Accumulated Deficit                      (6,148,356)          (5,564,236)
                                            -----------         -----------

Total Shareholders' Equity                   10,842,757           5,454,170
                                            -----------         -----------

Total Liabilities & Equity                  $26,284,109         $11,629,912
                                            ===========         ===========

 The accompanying notes are an integral part of the consolidated financial statements

PCT HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Second Quarters and Six Month Periods Ended November 30, 1995 and 1994
FORM 10-QSB


                                       Quarters Ended               Six Months Ending
                                 --------------------------    ----------------------------
                                 November 30    November 30     November 30     November 30
                                        1995           1994            1995            1994
                                   Unaudited      Unaudited       Unaudited       Unaudited
                                 -----------    -----------    ------------    ------------
NET SALES                        $ 3,674,762    $ 2,819,628     $ 7,131,235     $ 5,643,652
COST OF SALES                      2,990,826      2,238,286       5,786,301       4,456,610
                                 -----------    -----------    ------------    ------------
GROSS PROFIT                         683,936        581,342       1,344,934       1,187,042
OPERATING EXPENSES                 1,013,835        539,664       1,822,522       1,048,612
                                 -----------    -----------    ------------    ------------
LOSS FROM OPERATIONS                (329,899)        41,678        (477,588)        138,430
                                 -----------    -----------    ------------    ------------

OTHER INCOME AND
EXPENSE
      Interest Income
      Interest Expense               (61,818)       (91,974)       (106,594)       (185,789)
      Other                               11         18,499              61          48,954
                                 -----------    -----------    ------------    ------------
                                     (61,807)       (73,475)       (106,533)       (136,835)
                                 -----------    -----------    ------------    ------------
NET LOSS BEFORE FEDERAL
INCOME TAX                          (391,706)       (31,797)       (684,121)          1,595
FEDERAL INCOME TAX
                                 -----------    -----------    ------------    ------------
NET LOSS FOR THE PERIOD            ($391,706)      ($31,797)      ($584,121)         $1,595
                                 ===========    ===========    ============    ============
PER SHARE OF COMMON                   ($0.06)        ($0.01)         ($0.09)          $0.00
STOCK
                                 ===========    ===========    ============    ============

WEIGHTED AVERAGE
SHARES OUTSTANDING
DURING THE PERIOD                  6,288,476      3,812,673       6,193,992       3,705,513
                                 ===========    ===========    ============    ============

 The accompanying notes are an integral part of the consolidated financial statements

PCT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS  OF CASH FLOW
SECOND QUARTER AND SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994
FORM 10-QSB

                                                               Quarters Ending                  Six Months Ending
                                                        ----------------------------      -----------------------------
                                                         November 30     November 30       November 30      November 30
                                                                1995            1994              1995             1994
                                                           Unaudited       Unaudited         Unaudited        Unaudited
                                                        ------------    ------------      ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net cash from operating activities                   $ (1,979,459)   $   (347,678)     $ (2,721,259)    $   (143,944)
                                                        ------------    ------------      ------------     ------------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of property and equipment                      (320,777)       (141,771)         (614,438)        (247,382)
   Purchase of Patents                                                                                        (450,000)
   Other Changes, net                                      (135,417)                         (209,716)
                                                        ------------    ------------      ------------     ------------
     Net cash from investing activities                    (456,194)       (141,771)         (824,154)        (697,382)
                                                        ------------    ------------      ------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Payments of Debt and Capital Leases                     (570,179)       (155,080)         (642,626)        (259,484)
   Proceeds from Financing Debt                              433,406         155,000           519,656        2,155,000
   Change in Working Capital Line of Credit                1,480,000                         1,480,000
   Payments on notes payable to stockholders                (14,501)        (25,000)          (31,638)      (1,517,838)
   Sale of common stock                                    3,118,933         625,202         3,612,304        1,035,202
   Other changes, net                                         35,739          23,750            52,876           49,646
                                                        ------------    ------------      ------------     ------------
     Net cash from financing activities                    4,483,398         623,872         4,990,572        1,462,526
                                                        ------------    ------------      ------------     ------------

NET CHANGE IN CASH                                         2,047,745         134,423         1,445,159          621,200

Cash, beginning of period                                    476,051         513,985         1,078,637           27,208
                                                        ------------    ------------      ------------     ------------

Cash, end of period                                     $  2,523,796    $    648,408      $  2,523,796     $    648,408
                                                        ============    ============      ============     ============

Supplemental Schedule of Non-Cash Financing Activities
   Acquisition of Subsidiaries involved the following:
     Fair Value of assets acquired other than cash      $ 10,824,232                      $ 10,824,232
     Liabilities Assumed                                  (7,424,419)                       (7,424,419)
     Notes Payable Issued                                   (320,000)                         (320,000)
                                                        ------------                      ------------
Total Non-Cash Financing Activities                     $  3,082,813                      $  3,082,813

Payment of note - issuance of stock                                     $    100,200                       $    100,200
Seller financed purchase of equipment                   $     85,600                      $    171,200     $    105,000
Equipment purchased - capital leases                                                                       $    151,074


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

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended May 31, 1995 and 1994, which have been provided in their entirety in the Company's Form 10- KSB.

The Company entered into an Agreement and Plan of Merger with Morel Industries, Inc., a Washington corporation ("Morel"), pursuant to which Morel Acquisition Corporation, a Washington corporation and subsidiary of the Company formed for the purpose of effecting the acquisition of Morel, was merged into Morel effective, for accounting purposes, as of November 30, 1995 (the "Merger"). The Company reported this transaction on current reports on Form 8-K dated September 28, 1995, and November 30, 1995. The Merger is being accounted for as a purchase. Accordingly, the Company has provided the appropriate unaudited interim financial information for the current and historical periods with disclosure guidelines for purchase accounting. Since the scope of the transaction requires historical audited financial statements for Morel for Form 8-K financial reporting purposes, the Company has chosen to include those audited financial statements in this Form 10- QSB as supplemental disclosure. Accordingly, the financial statements also should be read in conjunction with Morel's audited financial statements, and the notes thereto, for the years ended June 30, 1995 and 1994, which are included herein.

The Company also entered into a purchase agreement with Seismic Safety Products, Inc., a Florida corporation ("Florida Seismic"), pursuant to which Seismic Safety Products, Inc., a Washington corporation and wholly-owned subsidiary of the Company, purchased substantially all of Florida Seismic's assets, subject to certain liabilities, for consideration consisting of cash and common stock of the Company. The Company reported this transaction on current reports on Form 8-K dated October 24, 1995, and November 30, 1995. Because the purchase was completed as of November 30, 1995, the results of the transaction have been included in the consolidated financial statements of the Company at that date. The transaction falls below materiality guidelines for supplemental disclosure. If reported on a proforma basis, assets including equipment and goodwill would total approximately $572,000, with contract debt of $36,000 and equity for the issued common stock of $483,000.

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

The following pro forma supplemental financial information is provided to reflect the acquisition of a significant subsidiary (Morel) as if acquired for balance sheet purposes at the end of the latest fiscal period (May 31, 1995) and current interim period (November 30, 1995), and for income statement purposes at the beginning of the latest fiscal year (May 31, 1995) and current interim periods (quarter and six months ended November 30, 1995). The pro forma adjustments column of the following balance sheets and income statements reflects the following:

1) Elimination of the equity section of the acquired company and reflection of the stock issued for the purchase;
2) Recording of the note payable liability to the shareholder holding the nonvoting common stock;
3) Recording of a net reduction in the fixed assets of $83,770 to record them at estimated fair market value;
4) Recording of the excess of cost over net book value of assets acquired in the transaction; and
5)   The associated amortization of the excess for the period.

PCT HOLDINGS, INC. AND SUBSIDIARIES
PRO FORMA COMBINED BALANCE SHEET - SUPPLEMENTAL DISCLOSURE FORM 10-QSB MAY 31, 1995 (June 30, 1995 for Morel Ind.)

                                                PCT                 MOREL            Pro Forma             COMBINED
                                              HOLDINGS              IND.            Adjustments
                                               May 31              June 30
                                          -----------------------------------------------------------------------------
                                                1995                1995                                     1995
Assets:                                       (audited)            (audited)                              (unaudited)
- --------------------------------------    ----------------     ---------------                         ----------------
Current Assets
   Cash                                        $ 1,078,637         $   151,825                              $ 1,230,462
   Receivables                                   1,075,999           1,521,527                                2,597,526
   Inventory                                     4,375,162             936,311                                5,311,473
   Prepaid Expense                                  39,721             112,728                                  152,449
   Other                                           278,795             473,045                                  751,840
                                          ----------------     ---------------                         ----------------
      Total Current Assets                     $ 6,848,314         $ 3,195,436                              $10,043,750
                                          ----------------     ---------------                         ----------------

Net Property, Plant & Equip                      3,008,122           6,667,079          (83,770)              9,591,431
Real Estate Held for Resale                        676,253                                                      676,253
Patents, net                                       478,092                                                      478,092
Costs in Excess of NBV                             462,687                              107,239                 562,777
                                                                                         (7,149)
Non-compete Agreement                              100,000                                                      100,000
Other                                               56,444              24,745                                   81,189
                                          ----------------     ---------------                         ----------------
      Total Assets                             $11,629,912         $ 9,887,260                              $21,533,492
                                          ================     ===============                         ================

Liabilities and Shareholders' Equity
- ------------------------------------
Current Liabilities
   Bank Line of Credit                                                 968,539                                  968,539
   Accounts Payable                            $ 1,527,467         $ 1,106,331                                2,633,798
   Accrued Liabilities                             518,065             540,622                                1,058,687
   Current Portion - LTD                         2,448,000           1,001,781                                3,449,781
   Current Portion - C/L                            51,000                                                       51,000
   Current Portion - N/P                           510,000                              200,000               710,000
   Current Portion - Non-Com                        35,000                                                       35,000
                                          ----------------     ---------------                         ----------------
      Total Current Liabilities                  5,089,532           3,617,273                                8,906,805
                                          ----------------     ---------------                         ----------------
Long Term Debt, net                                319,574           2,147,672                                2,467,246
Capital Leases, net                                115,281                                                      115,281
Notes Payable, net                                 457,644                                                      457,644
Non-compete Agreement, net                          65,000                                                       65,000
Deferred Rent/Taxes                                128,711           1,345,784                                1,474,495
                                          ----------------     ---------------                         ----------------
      Total Liabilities                          6,175,742           7,110,729                               13,486,471
                                          ----------------     ---------------                         ----------------
Shareholders' Equity                                                                  2,600,000
   Common Stock                                 11,018,406              41,600          (41,600)             13,618,406
   Non Voting Common Stock                                             175,000         (175,000)
   Additional Paid in Capital                                          825,938         (825,938)
   Accumulated Deficit                          (5,564,236)          1,733,993       (1,733,993)             (5,571,385)
                                          ----------------     ---------------                         ----------------
                                                                                         (7,149)
                                          ----------------     ---------------                         ----------------
      Total Shareholders' Equity                 5,454,170           2,778,531                                8,047,021
                                          ----------------     ---------------                         ----------------
      Total Liabilities & Equity               $11,629,912         $ 9,887,260                              $21,533,492
                                          ================     ===============                         ================

 The accompanying notes are an integral part of the pro forma combined financial statements.

PCT HOLDINGS, INC. AND SUBSIDIARIES
PRO FORMA COMBINED BALANCE SHEET - SUPPLEMENTAL DISCLOSURE FORM 10-QSB NOVEMBER 30, 1995

                                                PCT                MOREL            Pro Forma             COMBINED
                                              HOLDINGS              IND.            Adjustments
                                                      NOVEMBER 30
                                          -----------------------------------------------------------------------------
                                                1995                1995                                     1995
Assets:                                     (unaudited)          (unaudited)                              (unaudited)
- --------------------------------------    ----------------     ---------------                         ----------------
Current Assets
   Cash                                          2,523,796            (380,231)                               2,143,565
   Receivables                                   3,002,112           1,447,670                                4,449,782
   Inventory                                     5,449,424             946,052                                6,395,476
   Prepaid Expense                                  97,068              37,616                                  134,684
   Other                                             2,386               5,584                                    7,970
                                          ----------------     ---------------                         ----------------
      Total Current Assets                     $11,074,786           2,056,691                              $13,131,477
                                          ----------------     ---------------                         ----------------

Net Property, Plant & Equip                      3,482,605           6,553,770          (83,770)              9,952,605
Real Estate Held for Resale                        676,253                                                      676,253
Patents, net                                       984,857                                                      984,857
Costs in Excess of NBV                             951,316                              621,099               1,551,712
                                                                                        (20,703)
Non-compete Agreement                              100,000                                                      100,000
Other                                              379,926              23,905                                  403,831
                                          ----------------     ---------------                         ----------------
      Total Assets                             $17,649,743         $ 6,634,366                              $26,800,735
                                          ================     ===============                         ================

Liabilities and Shareholders' Equity
- --------------------------------------
Current Liabilities
   Bank Line of Credit                         $ 1,480,000         $   916,031                              $ 2,396,031
   Accounts Payable                              1,977,638           1,086,654                                3,064,292
   Accrued Liabilities                             513,694             593,788                                1,107,482
   Current Portion - LTD                           208,800              54,810                                  263,810
   Current Portion - C/L                            46,440                                                       46,440
   Current Portion - N/P                           725,000             900,000                                1,625,000
   Current Portion - Non-Com                        35,000                                                       35,000
                                          ----------------     ---------------                         ----------------
      Total Current Liabilities                  4,986,572           3,551,283                                8,537,855
                                          ----------------     ---------------                         ----------------
Long Term Debt, net                              3,454,036           1,878,478                                5,332,512
Capital Leases, net                                 45,048                                                       45,048
Notes Payable, net                                 150,000             269,197                                  419,197
Non-compete Agreement, net                          65,000                                                       65,000
Deferred Rent/Taxes                                169,001             872,739                                1,041,740
                                          ----------------     ---------------                         ----------------
      Total Liabilities                          8,869,657           6,571,695                               15,441,352
                                          ----------------     ---------------                         ----------------
Shareholders' Equity                                                                  2,600,000
   Common Stock                                 14,928,442              41,600          (41,600)             17,528,442
   Additional Paid in Capital                                          800,938         (800,938)
   Accumulated Deficit                          (6,148,358)          1,220,133       (1,220,133)             (6,169,059)
                                                                                        (20,703)
                                          ----------------     ---------------                         ----------------
      Total Shareholders' Equity                 8,780,086           2,062,671                               11,359,383
                                          ----------------     ---------------                         ----------------
      Total Liabilities & Equity               $17,649,743         $ 8,634,366                              $26,800,735
                                          ================     ===============                         ================


      The accompanying notes are an integral part of the pro forma combined financial statements

PCT HOLDINGS, INC AND SUBSIDIARIES
PROFORMA COMBINED STATEMENTS OF INCOME
FISCAL YEAR ENDED MAY 31, 1995, AND JUNE 30, 1995, RESPECTIVELY
PCT HOLDINGS, INC., AND MOREL INDUSTRIES, INC.
SUPPLEMENTAL FINANCIAL INFORMATION FOR FORM 10-QSB

                                                      PCT             MOREL
                                                   HOLDINGS,        IND., INC.
                                                      INC.
                                                            YEARS ENDED
                                                  May 31, 1995      June 30, 1995      Pro Forma        COMBINED
                                                     Audited           Audited        Adjustments      Unaudited
                                                  ------------      ------------      -----------    --------------
NET SALES                                          $11,035,595       $10,707,838                        $21,743,433

COST OF SALES                                        9,092,157         9,622,768                         18,714,925
                                                  ------------      ------------                     --------------

GROSS PROFIT                                         1,943,438         1,085,070                          3,028,508

OPERATING EXPENSES                                   2,788,940         1,189,553            7,149         3,985,642
                                                  ------------      ------------                     --------------

INCOME (LOSS) FROM OPERATIONS                         (845,502)         (104,483)                          (957,134)
                                                  ------------      ------------                     --------------

OTHER INCOME AND EXPENSE

     Interest Income                                    74,352            30,844                            105,196

     Interest Expense                                 (356,360)         (267,477)                          (623,837)

         Gain on sale of foundry, net of
         income taxes of  $151,789
                                                             0           323,529                            323,529

     Merger and Equity Capital Costs                  (538,040)                                            (538,040)

     Other                                              13,835            13,886                                (51)
                                                  ------------      ------------                     --------------

                                                      (806,213)           73,010                           (733,203)

INCOME (LOSS) BEFORE FEDERAL                                 0                 0                         (1,690,337)
TAX

FEDERAL INCOME TAX (DEFERRED)                          241,000           105,586                            346,586
                                                  ------------      ------------                     --------------

NET INCOME (LOSS) FOR THE YEAR                     ($1,410,715)      $    74,113                        ($1,343,751)
                                                  ============      ============                     ==============

INCOME (LOSS) PER SHARE OF                              ($0.41)            $0.12                             ($0.33)
COMMON STOCK


 The accompanying notes are an integral part of the pro forma combined financial statements

PCT HOLDINGS, INC. AND SUBSIDIARIES
PRO FORMA COMBINED STATEMENTS OF INCOME
Second Quarter Ended November 30, 1995 and 1994
SUPPLEMENTAL DISCLOSURE - FORM 10-QSB

                                      Quarter Ending
                               -----------------------------------------------------------
                                November 30    November 30      Pro Forma     November 30
                                   1995           1995         Adjustments       1995
                                 Unaudited      Unaudited                      Unaudited
                               -------------  -------------                  -------------
                                    PCT        MOREL IND.                       COMBINED
                                 HOLDINGS
                               -------------  -------------    ------------  -------------
NET SALES                        $ 3,674,762    $ 2,761,306                    $ 6,436,068
COST OF SALES                      2,990,826      2,585,299                      5,576,125
                               -------------  -------------                  -------------
GROSS PROFIT                         683,936        176,007                        859,943
OPERATING                          1,013,835        320,081         10,352       1,333,916
EXPENSES
                               -------------  -------------                  -------------
LOSS FROM                           (329,899)      (144,074)                      (473,973)
OPERATIONS
                               -------------  -------------                  -------------
OTHER INCOME
 AND EXPENSE
    Interest Income                      ---            ---                            ---
    Interest Expense                 (61,818)       (91,808)                      (153,626)
    Gain on the Sale of                  ---            ---                            ---
    Property
    Financing Fee                        ---       (140,000)                      (140,000)
    Other                                 11         13,939                         13,950
                               -------------  -------------                  -------------
                                     (61,807)      (217,869)                      (279,676)
                               -------------  -------------                  -------------
NET LOSS BEFORE
FEDERAL INCOME TAX                  (391,706)      (361,943)                      (753,649)

FEDERAL INCOME TAX                       ---            ---                            ---
                               -------------  -------------                  -------------
NET LOSS FOR THE PERIOD            ($391,706)     ($361,943)                     ($753,649)
                               =============  =============                  =============


  The accompanying notes are an integral part of the pro forma combined financial statements.

PCT HOLDINGS, INC. AND SUBSIDIARIES
PRO FORMA COMBINED STATEMENTS OF INCOME
Six Months Ended November 30, 1995 and 1994
SUPPLEMENTAL DISCLOSURE - FORM 10-QSB

                                    Six Months Ending
                               ------------------------------------------------------------
                                 November       November       Pro Forma      November 30
                                    30             30         Adjustments         1995
                                   1995           1995                         Unaudited
                                 Unaudited      Unaudited
                               -------------  -------------                  --------------
                                    PCT           MOREL                         COMBINED
                                  HOLDINGS         IND.
                               -------------  -------------  --------------  --------------
NET SALES                        $ 7,131,235    $ 5,477,980                     $12,609,215
COST OF SALES                      5,786,301      5,326,324                      11,112,625
                               -------------  -------------                  --------------
GROSS PROFIT                       1,344,934        151,656                       1,496,590
OPERATING EXPENSES                 1,822,522        561,569          20,703       2,384,091
                               -------------  -------------                  --------------
LOSS FROM                           (477,588)      (409,913)                       (887,501)
OPERATIONS
                               -------------  -------------                  --------------
OTHER INCOME AND
EXPENSE
    Interest Income                      ---            ---                             ---
    Interest Expense                (106,594)      (192,735)                       (299,329)
    Gain on the Sale of                  ---            ---                             ---
    Property
    Financing Fee                        ---      (140,000)                       (140,000)
    Other                                 61         24,151                          24,212
                               -------------  -------------                  --------------
                                    (106,533)      (308,584)                       (415,117)
                               -------------  -------------                  --------------
NET LOSS BEFORE
FEDERAL INCOME TAX                  (584,121)      (718,497)                     (1,302,618)
FEDERAL INCOME TAX                       ---            ---                             ---
                               -------------  -------------                  --------------
NET LOSS FOR THE PERIOD            ($584,121)     ($718,497)                    ($1,302,618)
                               =============  =============                  ==============


 The accompanying notes are an integral part of the pro forma combined financial statements.

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


BDO SEIDMAN, LLP

November 8, 1995, except as to
Notes 4 and 9 which date is December 1, 1995
Seattle, Washington

                         MOREL INDUSTRIES, INC.
                             BALANCE SHEETS


JUNE 30,                                                     1995           1994
- --------------------------------------------------------------------------------
ASSETS (Note 4)
CURRENT ASSETS
   Cash                                                  $151,825       $636,114
   Accounts receivable (Note 3)                         1,395,527      1,415,762
   Project receivable (Note 8)                            126,000        897,656
   Inventories (Notes 1 and 3)                            936,311        821,021
   Prepaid expenses and other                             112,728         28,970
- --------------------------------------------------------------------------------
Total Current Assets                                    2,722,391      3,799,523

PROPERTY AND EQUIPMENT, less accumulated
depreciation (Notes 2 and 3)                            6,667,079      2,625,767

RECEIVABLE FROM STOCKHOLDERS                                  ---        111,403

DEFERRED BOND COSTS                                        24,745            ---
- --------------------------------------------------------------------------------
                                                       $9,414,215     $6,536,693
================================================================================

                           MOREL INDUSTRIES, INC.
                               BALANCE SHEETS


JUNE 30,                                                     1995           1994
- --------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line-of-credit (Note 3)                             $  968,539     $  889,554
   Accounts payable                                     1,106,331        937,286
   Accrued expenses                                       540,622        454,141
   Current maturities of long-term debt (Note 4)        1,001,781        103,149
   Pre-billed moving expenditures (Note 8)                    ---        768,500
- --------------------------------------------------------------------------------
Total Current Liabilities                               3,617,273      3,152,630
- --------------------------------------------------------------------------------
DEFERRED SALES TAX                                        144,891            ---
LONG-TERM DEBT, net of current maturities (Note 4)      2,147,672            ---
DEFERRED INCOME TAXES (Note 6)                            727,848        681,645
- --------------------------------------------------------------------------------
Total Liabilities                                       6,637,684      3,834,275
- --------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (Note 9)
   Common stock, $100 par value; 2,500 shares
     authorized; 416 shares issued and outstanding         41,600         41,600
   Common stock, non-voting, $2,000 par value;
     2,500 shares authorized; 87.5 shares issued
     and outstanding                                      175,000        175,000
   Additional paid-in capital                             825,938        825,938
   Retained earnings                                    1,733,993      1,659,880
- --------------------------------------------------------------------------------
Total Stockholders' Equity                              2,776,531      2,702,418
- --------------------------------------------------------------------------------
                                                       $9,414,215     $6,536,693
================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                           MOREL INDUSTRIES, INC.
                            STATEMENTS OF INCOME


YEARS ENDED JUNE 30,                                         1995           1994
- --------------------------------------------------------------------------------
SALES                                                 $10,707,838    $ 9,895,578
COST OF SALES                                           9,622,768      8,327,254
- --------------------------------------------------------------------------------
Gross Profit                                            1,085,070      1,568,324
OPERATING EXPENSES                                      1,189,553      1,240,742
- --------------------------------------------------------------------------------
Income (Loss) from Operations                            (104,483)       327,582
- --------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
   Interest income                                         30,844         18,326
   Interest expense                                      (267,477)      (130,500)
   Realized recovery (loss) on investment                  28,881        (77,471)
   Other expense                                          (13,886)       (40,235)
- --------------------------------------------------------------------------------
Total Other Income (Expense)                             (221,638)      (229,880)
- --------------------------------------------------------------------------------
Income (Loss) Before Extraordinary Item                  (326,121)        97,702
EXTRAORDINARY ITEM, gain on sale of foundry less
   applicable income taxes of $151,789 and $988,134
   (Note 8)                                               294,648     1,918,142
- --------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                         (31,473)     2,015,844
Deferred Income Tax (Provision) Benefit (Note 6)          105,586        (38,708)
- --------------------------------------------------------------------------------
Net Income                                            $    74,113    $ 1,977,136
================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                           MOREL INDUSTRIES, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Non-voting      Additional      Retained
                                           Common         Common         Paid-in      Earnings
                                            Stock          Stock         Capital      (Deficit)          Total
- --------------------------------------------------------------------------------------------------------------
BALANCE, July 1, 1993                     $41,600       $175,000        $825,938     $ (317,256)   $   725,282
Net income                                    ---            ---             ---      1,977,136      1,977,136
- --------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1994                     41,600        175,000         825,938      1,659,880      2,702,418
Net income                                    ---            ---             ---         74,113         74,113
- --------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1995                    $41,600       $175,000        $825,938     $1,733,993     $2,776,531
==============================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                           MOREL INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOW


YEARS ENDED JUNE 30                                                            1995              1994
- -----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $    74,113       $ 1,977,136
- -----------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
       Gain on sale of foundry                                             (294,648)       (1,918,142)
       Depreciation and amortization                                        356,600           112,241
       Deferred income taxes                                               (105,586)           38,708
       Settlement of stockholder receivable as a bonus                      111,403               ---
       Changes in operating assets and liabilities:
          Decrease (increase) in assets:
              Accounts receivable                                            20,235         (194,725)
              Inventories                                                  (115,290)         (118,583)
              Prepaid expenses and other                                    (83,758)          (17,096)
          Increase (decrease) in liabilities
              Accounts payable                                              169,045          (262,525)
              Accrued expenses                                               86,481           247,960
- -----------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities                         218,595          (135,026)
- -----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale and relocation of foundry                          2,508,860         3,336,528
    Acquisition of property and equipment                                (4,492,197)       (1,937,427)
    Payment of relocation costs                                          (1,963,807)         (512,761)
    Increase in deferred sales tax                                          144,891               ---
    Increase in receivable from stockholder                                     ---          (111,403)
- -----------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                      (3,802,253)          774,937
- -----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in line-of-credit                                    78,985            89,555
    Proceeds from long-term borrowings                                    3,438,868               ---
    Principal payments on long-term debt                                   (392,564)         (435,660)
    Increase in deferred bond costs                                         (25,920)              ---
- -----------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                       3,099,369          (346,105)
- -----------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                            (484,289)          293,806
CASH, beginning of period                                               $   636,114       $   342,308
- -----------------------------------------------------------------------------------------------------
CASH, end of period                                                     $   151,825       $   636,114
=====================================================================================================
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
    Cash paid for interest                                              $   260,733       $   130,500
=====================================================================================================


See accompanying summary of accounting policies and notes to financial statements.

                           MOREL INDUSTRIES, INC.
                       SUMMARY OF ACCOUNTING POLICIES



NATURE OF BUSINESS         Morel Industries, Inc. ("Morel") is a manufacturer
   AND SIGNIFICANT         of aluminum castings located in Entiat, Washington.
   CUSTOMER                During 1994, Morel changed its name from Morel
                           Foundry Corporation to emphasize Morel's expanding capabilities in machining and powder coat painting.
                           In 1995 and 1994 sales to a major customer in the Class 8 truck industry were 75% and 78% of total sales.

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

PROPERTY AND               Property and equipment is recorded at cost and is
   EQUIPMENT               depreciated using the straight-line method over
                           estimated useful lives as follows:

                                                                    Years
                           ----------------------------------------------
                           Office equipment                           3-7
                           Foundry equipment                         7-10
                           Building                                 15-40
                           ----------------------------------------------
                           Expenditures for repairs and maintenance which do not extend the useful life of the related asset are expensed as incurred.

INCOME TAXES               Deferred taxes are provided for temporary
                           differences in the basis of assets and
                           liabilities for book and income tax reporting purposes. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

                           MOREL INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1:                    Inventories consisted of the following:
Inventories
                           JUNE 30,                            1995        1994
                           ----------------------------------------------------
                           Work-in-process                 $695,411    $593,064
                           Raw materials                    112,538     100,812
                           Foundry supplies                 128,362     127,145
                           ----------------------------------------------------
                           Total inventories               $936,311    $821,021
                           ====================================================

NOTE 2:                    Property and equipment consisted of the following:
Property and Equipment
                           JUNE 30,                            1995        1994
                           ----------------------------------------------------
                           Machinery, equipment and
                           furniture                     $3,768,755  $2,874,282
                           Land and building              3,684,314     823,844
                           Accumulated depreciation       (785,990) (1,072,359)
                           ----------------------------------------------------
                           Net property and equipment    $6,667,079  $2,625,767
                           ====================================================

NOTE 3:                    Morel has a line-of-credit with a bank with
Line-of-Credit             interest at the bank's prime rate (9% at June 30,
                           1995) plus 2%.  The agreement allows Morel to
                           borrow up to the lesser of $1,000,000 or 80% of
                           eligible accounts receivable as defined by the bank.
                           At June 30, 1995, $968,539 was outstanding and
                           $31,461 was available for borrowing. The
                           line-of-credit is secured by accounts
                           receivable, inventories and equipment and is
                           personally guaranteed by the stockholders, see
                           Notes 4 and 9.

NOTE 4:                    JUNE 30,                            1995        1994
Long-Term Debt
                           ----------------------------------------------------
                           Industrial revenue bond
                           payable to a bank with
                           monthly payments of
                           $19,252, including interest
                           at 8.12% through November
                           2009, secured by land,
                           building and equipmentng
                           and personally guaranteed
                           by the stockholders.          $1,953,154          --
                           ----------------------------------------------------

                           Note payable to a supplier
                           with quarterly interest
                           payments of 12% on the
                           outstanding balance;
                           principal due February 1996
                           and 1997, secured by
                           property and equipment.          277,291          --

                           Note payable to an
                           organization with monthly
                           payments of $1,718,
                           including interest at 10.5%
                           through September 2000,
                           secured by personal
                           residences and guarantee of
                           the stockholders.               100,000           --

                           Note payable to an
                           individual, interest only at
                           14% through September 30,
                           1995, when interest
                           increases to 15%. Due in
                           full in March 1996. Secured
                           by substantially all assets
                           of Morel and subordinated to
                           the industrial revenue bond.    500,000           --

                           Notes payable to suppliers
                           with monthly payments of
                           $757 to $44,543 including
                           interest at 10%. Unsecured
                           with maturities through
                           February 1996                  318,320             --

                           Note payable to a supplier
                           in quarterly installments of
                           $25,000, plus interest at
                           12% through May 1995,
                           unsecured.                          --        100,000

                           Other                              688          3,149
                           -----------------------------------------------------
                                                       $3,149,453       $103,149
                           Less current maturities      1,001,781        103,149
                           -----------------------------------------------------
                           Total Long-Term Debt        $2,147,672             --
                           =====================================================

                           Scheduled maturities of long-term debt as of
                           June 30, 1995, are as follows:
                           -----------------------------------------------------
                           1996                                       $1,001,781
                           1997                                          270,316
                           1998                                          100,415
                           1999                                          109,207
                           2000                                          118,774
                           Thereafter                                  1,548,960
                           -----------------------------------------------------
                           Total                                      $3,149,453
                           =====================================================

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

NOTE 5:                    Morel leases equipment and vehicles under
Commitments and            noncancelable operating leases.  Future minimum
Contingencies              lease payments are as follows:
                           -----------------------------------------------------
                           1996                                          $32,336
                           1997                                           22,142
                           1998                                            5,092
                           1999                                            1,796
                           2000                                              974
                           -----------------------------------------------------
                                                                         $62,340
                           =====================================================
                           Rent expense for the years ended June 30, 1995
                           and 1994, was $57,386 and $66,669.

                           During the normal course of business, matters arise which may ultimately subject Morel to claims and litigation. Management believes that the resolution of these matters will not have a material adverse effect on Morel's financial condition.


NOTE 6:                    Deferred tax liabilities are comprised of the
Income Taxes               following:
                           -----------------------------------------------------
                           JUNE 30,                          1995           1994
                           Property and equipment     $(1,227,233)   $(1,065,361)
                           Officers' bonus                 93,424         47,964
                           Other                           58,502         39,782
                           Net operating loss
                             carryforward                 347,459        295,970
                           -----------------------------------------------------
                                                      $  (727,848)   $  (681,645)
                           =====================================================

                           Morel has net operating loss carryforwards of approximately $1,022,000 with expiration dates through fiscal year 2010.

                           The difference between Morel's effective income tax rate and the statutory rate of 34% consists of the following:

                           JUNE 30,                          1995           1994
                           -----------------------------------------------------
                           Income tax (provision) benefit
                             at the statutory rate    $   110,881    $   (33,219)
                           Amortization of goodwill            --         (2,487)
                           Meals and entertainment         (3,426)        (1,388)
                           Officer's life insurance        (1,869)        (1,614)
                           -----------------------------------------------------
                                                      $   105,586    $   (38,708)
                           =====================================================

NOTE 7:                    Morel participates in a multi-employer pension plan
Employee Benefit Plans     pursuant to an agreement between Morel and its
                           employee bargaining unit. Although the plan is a
                           defined benefit plan, the specific benefit
                           levels are not negotiated with or known by
                           Morel. Contributions expense related to the plan
                           was $36,014 and $29,411 for the years ended June
                           30, 1995 and 1994. Subsequent to year end,
                           Morel's collective bargaining agreement expired
                           and was not renewed. Accordingly, Morel no
                           longer participates in the multi-employer plan.

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

NOTE 8:                    In 1994, Morel was required to sell its facility in
Sale of Foundry Property   Seattle, Washington, to the Port of Seattle (the

                           Port). Under terms of the sale Morel received
                           $2,533,000 for the facility and $3,626,000 for relocation costs. In March 1994, Morel purchased a facility in Entiat, Washington, and began operations in Entiat during August 1994.

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


NOTE 9:                    On December 1, 1995, Morel entered into an agreement
Subsequent Events          to merge with PCT Holdings, Inc. (PCTH), in a
                           transaction expected to be accounted for as a
                           pooling of interests. PCTH serves as a holding
                           company for subsidiaries providing sealed
                           connectors and components, ceramic capacitors
                           and filters and machined aluminum parts for the
                           medical, energy, aerospace, communications and
                           electronics industries.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview:

The Company's revenues for the three- and six-month periods ended November 30, 1995, were derived from its three operating subsidiaries involved in the manufacture and sale of electrical connectors and instrument packages (Pacific Coast Technologies, Inc. ("PCTI")); high quality machined aluminum and metal parts (Cashmere Manufacturing Company, Inc. ("CMC")); and ceramic capacitors, filters and feedthroughs (Ceramic Devices, Inc. ("CDI")). Revenues shown for the three- and six-month periods ended November 30, 1994, were derived from the operations of PCTI and CMC only.

Results of Operations:

Gross revenues for the quarter ended November 30, 1994, versus the same period in 1995 increased from $2,819,628 to $3,674,762, an increase of $855,134 or 30.3%. $479,324 of the increase is attributable to CDI, which was not owned by the Company in the comparable period of the prior year, leaving a net increase of $375,810, $191,041 (16.6% increase) for PCTI, and $184,769 (11.1% increase) for CMC. The increase for PCTI was due to generally higher average activity among its customer base and a much larger backlog in comparison to the same period in the prior year. Revenue growth at CMC reflects a steadying of comparative monthly revenues. Gross profit for the two comparable periods were 20.6% in 1994 versus 18.6% in 1995, a decrease due primarily to CMC. Management is actively recruiting and training qualified production employees, particularly machinists, to reduce turnover and overtime utilization.

Operating expenses increased from $537,664 for the quarter ended November 30, 1994, to $1,013,835 for the same period in 1995, an increase of $474,171. $142,079 of the increase is due to the addition of CDI. The balance of the increase, amounting to $332,092, is due in large part to legal and transaction costs of the recent acquisitions of Morel and Seismic Safety Products, mentioned previously. Interest expense declined $30,156, or 32.8%, primarily from reduction of CMC debt in the fourth quarter of fiscal 1995. The corresponding decline in net income from the above stated factors totaled $360,000, from a net loss of $31,797 for the quarter ended November 30, 1994, to a net loss of $391,706 for the quarter ended November 30, 1995.

Gross revenues for the six-month period ended November 30, 1994 versus the same period in 1995 increased from $5,643,652 to $7,131,235, an increase of $1,487,583, or 26.4%. The six-month revenue trends follow the same pattern as the second quarter, in comparison to the prior year. On a consolidated basis, gross profit decreased from 21.0% to 18.9%, primarily as a result of the increased cost levels at CMC, and the costs of moving the CMC operation to a new production facility in Wenatchee. Operating expenses increased $773,910, from $1,048,612 for the six months ended November 30, 1994, to $1,822,522 for the same period in 1995, reflecting the legal and transaction costs noted in the quarterly analysis above and in the first quarter. Interest expense for the six months declined $79,195, from reduction of debt at CMC in the prior year.

The corresponding increase in net loss between the six-month period ended November 30, 1994 and the same period in 1995 reflects the key factors of the patent litigation, legal and transaction costs noted previously. The net loss widened to $584,121 (or $0.09 per share) from income of $1,595 (or $0.00 per share) in the same period of the previous year. Subsequent to the end of the second quarter of fiscal year 1995, the Company settled the Balo patent litigation, described in detail in previous filings. The settlement agreement includes the immediate cessation of all litigation and the purchase by PCTI of Balo's patented technology.

Liquidity:

At November 30, 1995, total current assets were $13,131,477, total current liabilities were $8,537,855, for net working capital of $4,593,622, and a current ratio of 1.54 to 1.0. Comparable amounts at May 31, 1995 were $6,848,314 of current assets, $5,089,532 in current liabilities, for net working capital of $1,758,782, and a current ratio of 1.35 to 1.0. Although the Company continues to experience operating losses and acquisition transactions requiring working capital and cash to support, the Company has operational plans to bring each operating subsidiary to some level of profitability during the remaining six months of fiscal year 1996. There can be no assurance, however, that this goal will be achieved for any or all of the Company's subsidiaries. The Company has sold 838,470 shares of common stock during the second quarter with net proceeds of nearly $3.0 million. The funds were used primarily to satisfy the financing required for the recent acquisitions of Morel and Seismic Safety Products, and scheduled reductions of long term debt and working capital. The Company has also arranged a $600,000 working capital term loan for Morel to support operations.

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


                                 PCT HOLDINGS, INC.



Date: May 8, 1996                DONALD A. WRIGHT
                                 -----------------------------------------
                                 Donald A. Wright, President & CEO



Date: May 8, 1996                NICK A. GERDE
                                 -----------------------------------------
                                 Nick A. Gerde, Vice President,
                                 Chief Financial Officer, and Principal
                                 Accounting Officer

                               EXHIBIT INDEX


Exhibit                                                             Sequential
Number       Description                                            Page
- -------      -----------------------                                ----------

27           Financial Data Schedule