Form 10KSB
period 1996-05-31
PCT HOLDINGS INC /NV/
filed 1996-08-23
CIK 790023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended May 31, 1996

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

         Securities registered pursuant to Section 12(b) of the Act

       Title of each class        Name of each exchange on which registered
             None                                  None

        Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.001 par value
                              (Title of class)

                       Common Stock Purchase Warrants
                              (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $20,725,000

State the aggregate market value of the voting stock held by non-affiliates, based on the closing price for the registrant's Common Stock on the Nasdaq National Market System, as of August 14, 1996: approximately $19,629,503.

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 1996: Common Stock, $.001 par value ("Common Stock"): 9,728,309 shares Common Stock Purchase Warrants
("Warrants"): 2,250,000 Warrants

Documents Incorporated by Reference: None, except certain Exhibits referred to on the list of Exhibits, contained in Item 13 of this report.

Transitional small business disclosure format: Yes ___ No X

                             TABLE OF CONTENTS

Item of Form 10-KSB                                                        Page

PART I

Item 1 -    Description of Business........................................ 1

Item 2 -    Description of Property........................................13

Item 3 -    Legal Proceedings..............................................13

Item 4 -    Submission of Matters to a Vote of Security Holders............13

PART II

Item 5 -    Market for the Registrant's Common Stock and Warrants
            and Related Shareholder Matters................................14

Item 6 -    Management's Discussion and Analysis of
            Financial Condition and Results of  Operations.................15

Item 7 -    Financial Statements...........................................20

Item 8 -    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........................41

PART III

Item 9 -    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..............42

Item 10 -   Executive Compensation.........................................46

Item 11 -   Security Ownership of Certain Beneficial
            Owners and Management..........................................53

Item 12 -   Certain Relationships and Related
            Transactions...................................................56

Item 13 -   Exhibits and Reports on Form 8-K...............................59

SIGNATURES.................................................................63

EXHIBIT INDEX..............................................................65

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Overview

     PCT Holdings, Inc. (the "Company") develops, manufactures, markets and sells a broad range of precision electronic components designed to operate with a high degree of reliability in harsh environments such as the ocean, space and the human body. These environments experience extremes in temperature, pressure and corrosiveness that can make product repair or replacement difficult or impossible. The Company uses its patented technologies to produce electronic components for a wide variety of applications in the aerospace, defense, energy, medical and general electronics industries. The Company intends to begin doing business in the near future under the trade name "Pacific Aerospace & Electronics."

     The Company operates through five wholly owned subsidiaries. Two of these businesses are engaged in the production of electronic devices, with one producing a variety of electronics packages and connectors shielded from their environment by the Company's proprietary ceramic seals, and the other producing devices designed to filter out electromagnetic interference detrimental to other electronic devices. The Company has recently acquired a business that designs, manufactures and sells automatic natural gas shut-off valves for use in earthquake sensitive areas. The Company also has two businesses that manufacture machined or cast metal products for many applications, including products that are incorporated into or complementary with the products of its other subsidiaries.

     A substantial percentage of the Company's customers for its electronic products consists of large manufacturing companies in the aerospace, defense, energy, medical and general electronics industries. These include Hughes Aircraft Company ("Hughes Aircraft"), Honeywell Inc.'s Military Avionics Division, Lockheed Martin Corporation ("Lockheed Martin"), Northrop Grumman Corporation ("Northrop Grumman"), Space
Systems/Loral, Inc., Westinghouse Electric Corporation and TRW, Inc. The Company's metal products customers include Boeing, Kawasaki Heavy Industries, Ltd., Deere & Company, Northrop Grumman and PACCAR, Inc. The Company also markets and sells its products to a variety of smaller, specialized electronics companies. The Company, with its natural gas shut-off valves, has recently entered the consumer home improvement market and has received initial orders for its valves from home improvement centers such as Eagle Hardware & Garden Inc., HomeBase Inc., Home Depot U.S.A., Inc. and Ace Hardware Corp.

     The Company's strategy is to expand the range of products it offers within its core areas of competence, and to produce a larger portion of the customer's total product requirement, through internal growth and the acquisition or development of new technologies. The Company has recently experienced significant growth in revenues, as a result of both the acquisition of complementary businesses and internal growth within each of its operating subsidiaries. The Company hopes to continue to experience growth and to exploit both technological and marketing synergies resulting from the integration of the businesses it has acquired and other businesses or technologies that it may acquire in the future. See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's business segments.

Acquisition History

     The Company is the result of an initial acquisition in 1990, four additional acquisitions that have occurred since May 1994, and a merger with a non-operating public company in February 1995.

     Acquisition of Pacific Coast. Donald A. Wright purchased Pacific Coast Technologies, Inc. ("Pacific Coast") in April 1990. Pacific Coast designs, manufactures and markets hermetically sealed electrical connectors, electronic sealants and instrument packages, using patented and proprietary technology. Mr. Wright acquired Pacific Coast in exchange for cash and a promissory note to the sellers. In May 1994, PCT Holdings, Inc., a Washington corporation ("Original PCTH"), was formed to hold the stock of Pacific Coast and to acquire Cashmere Manufacturing Co., Inc. ("Cashmere"). See "Acquisition of Cashmere," below. The formation of Original PCTH was treated as if a pooling of interests for accounting purposes. In 1994, Mr. Wright initiated a series of strategic acquisitions of companies whose operations and products the Company believes are complementary to the products designed, manufactured and marketed by Pacific Coast.

     Acquisition of Cashmere. The first such company acquired was Cashmere in May 1994. Cashmere operates a precision machine shop that produces diversified components and assemblies for the aerospace, defense, electronics and transportation industries, including products and services provided to the Company's other subsidiaries. Cashmere was acquired in May 1994 by Original PCTH in exchange for common stock of Original PCTH. The transaction was treated as a purchase for accounting purposes. In February 1995, Original PCTH was merged into a wholly owned subsidiary of Verazzana Ventures, Ltd., an inactive public company (the "Verazzana merger"). In the Verazzana merger, the Original PCTH stock paid as consideration for the Cashmere acquisition was converted into 791,666 shares of the Company's Common Stock. The successor to Original PCTH was dissolved in May 1996, leaving Pacific Coast and Cashmere as subsidiaries of the Company.

     Acquisition of Ceramic Devices. The Company acquired Ceramic
Devices, Inc. ("Ceramic Devices") in April 1995 (effective for accounting purposes as of February 28, 1995). Ceramic Devices designs and manufactures a line of specialized filtering devices for use with electronic circuits operating in hostile environments and has a customer base similar to that of Pacific Coast. The purchase price for the Ceramic Devices acquisition was the issuance by the Company to the sellers of two promissory notes totaling $600,000 in principal amount and 133,333 shares of the Company's Common Stock. The transaction was treated as a purchase for accounting purposes.

     Acquisition of Seismic. In November 1995, the Company formed Seismic Safety Products, Inc. ("Seismic"), which acquired substantially all of the assets of a Florida corporation of the same name and certain patents from affiliates of the Florida corporation. Seismic develops and markets automatic natural gas shut-off valves activated by earthquakes and plans to market other earthquake safety products. Cashmere manufactures the natural gas shut-off valve for Seismic. The purchase price for the Seismic asset and patent acquisition was cash, certain deferred payment obligations and 128,750 shares of the Company's Common Stock. The transaction was treated as a purchase for accounting purposes.

     Acquisition of Morel. Most recently, the Company acquired Morel Industries, Inc. ("Morel") in December 1995 (effective for accounting purposes as of November 30, 1995). Morel manufactures precision cast aluminum parts used principally in the transportation, heavy trucking and aerospace industries. The purchase price for the Morel acquisition was the issuance of 650,000 shares of the

Company's Common Stock, after certain post-closing adjustments. The transaction was treated as a purchase for accounting purposes.

     Integration of Acquisitions; Management of Growth. The Company intends to continue to evaluate opportunities for growth through expansion of current operations, or through the acquisition of other entities or lines of business, or both, although no material expansions or acquisitions are currently planned. There is no assurance, however, that the Company will be able to implement its growth strategy or that such strategy ultimately will prove successful. Recent and any future acquisitions may subject the Company to many risks, including risks relating to integrating and managing the operations and personnel of acquired companies, maintaining uniform standards, controls, procedures and policies, potential disruption of the Company's ongoing business, and possible impairment of relationships with employees and customers as a result of the integration of any new management or other personnel. Any future acquisitions could adversely affect the Company's results of operations due to the risks of assessing the value, strengths, and weaknesses of acquisition candidates or new products, diversion of management attention from the Company's existing businesses, reduction of the Company's cash, disruption of product development cycles, dilution of earnings per share or other factors. The Company's ability to manage its current and future growth will require it to implement and improve its operational, financial, budgeting, management information and internal control systems. The success of the Company will depend on the ability of management to implement effectively these changes and to manage the Company's operations over the long term. The Company's historical acquisitions have been made, and any future acquisitions will be made, on the assumption that certain synergies and other operating efficiencies can be achieved in the combined operation. While the Company believes that it has experienced some of the anticipated benefits from its acquisitions, there is no assurance that all of the expected benefits will be achieved or that any benefits will be sustained. A failure to achieve or sustain the anticipated benefits of any acquisition could result in that acquisition having a detrimental effect on the Company's results of operations, cash flow and financial condition.

Pacific Coast Technologies, Inc.

     Products. Pacific Coast designs, manufactures and markets hermetically sealed electrical connectors, electronic sealants and instrument packages, using patented and proprietary technology. Pacific Coast was founded in 1976, and was acquired by Mr. Wright in 1990. See "Acquisition History." Pacific Coast's products are specifically designed for use in applications that operate in harsh environments, such as the ocean, space and the human body, which experience extremes in temperature, pressure or corrosiveness. Pacific Coast distributes its products primarily to the defense, aerospace, and communications industry, the energy industry, and the medical industry. In the aerospace, defense and communications industry, Pacific Coast's largest customer group, its products are used in radar, avionics, and telecommunications applications. Pacific Coast participated in the production of the world's first hermetically sealed fiber optic connector for use on the international space station Alpha. In the energy industry, Pacific Coast's products are used in tools for drilling oil wells. In the medical industry, Pacific Coast's products can be found in pacemakers, bone growth stimulators and other implantable electronic devices such as audio implants for the hearing impaired. Pacific Coast's products generally range in price from approximately $50 to $1,000.

     Pacific Coast uses its proprietary hermetic sealant, Kryoflex(R), in many of its products to provide a high level of hermetic seal protection in harsh environments. Kryoflex is a multiple-phase derivative of ceramic oxide crystalline silicate. A Kryoflex seal is mechanically stronger, and withstands and dissipates more heat, than the glass or brazed ceramic seals used by many of Pacific Coast's competitors. Unlike many of its competitors, a Kryoflex seal can bond to a number of different metals and can bond dissimilar metals. The composition and method of making Kryoflex is a proprietary trade secret of Pacific Coast.

     Pacific Coast has patented its technology in the field of explosively bonded metals. This technology allows dissimilar metals to be welded together to make electronic connectors and packages. The resulting devices are lighter than those made entirely of stainless steel but have equivalent hermetic seal protection. This technology makes Pacific Coast products competitive where light weight is a requirement, such as in space applications.

     Pacific Coast has recently patented several metal matrix composite technologies. Metal matrix composites allow Pacific Coast to make lighter, more durable electronic packages. In March 1996, Hughes Aircraft, an existing customer of Pacific Coast, placed the first order for products utilizing the Company's metal matrix composite technology. Pacific Coast intends to make this technology available to Morel for use in casting sealed electronic packaging for customers of Pacific Coast.

     Pacific Coast generally develops new products from its existing technologies in response to specific customer needs, with such development almost exclusively funded by its customers. Pacific Coast plans to continue developing new technologies to meet the changing requirements of its customers and, where appropriate, to file additional patent applications for those new technologies. Pacific Coast may also purchase additional strategic proprietary technology from third-party developers. Pacific Coast does not expect to devote substantial resources to research and development that is not funded by customers.

     Customers. Pacific Coast's customer base includes Fortune 1000 companies as well as smaller, specialized firms. For fiscal 1996, Pacific Coast's major customers in the defense, aerospace and communications market included ST Olektron Corp., Honeywell Inc.'s Military Avionics Division, Amphenol Corporation, AlliedSignal Inc.'s Aerospace Equipment Systems division, Space Systems/Loral, Inc., Hughes Aircraft, Westinghouse Electric Corporation, TRW Space and Electronics Group, and Lockheed Martin. Pacific Coast's major customers in the energy market during that period included Schlumberger Industries, Inc. and its French parent company (collectively, "Schlumberger"), Baker Hughes and Western Atlas International, Inc. Pacific Coast's major customers in the medical market during that year were Advanced Bionics Corporation and Electro-Biology, Inc. Pacific Coast has a varied customer base, and no single customer accounted for more than 10% of its net sales for fiscal 1996, except for ST Olektron Corp. (13.7%) and Schlumberger (10.8%).

     Strategy. Pacific Coast's strategy is to increase its sales and market share by developing increasingly sophisticated electronic packages, modules and subsystems that integrate its proprietary technology and products made by the Company's other subsidiaries. Pacific Coast also plans to expand its cross-marketing with the Company's other subsidiaries. As sales volumes increase, Pacific Coast intends to increase its automation in order to obtain additional efficiencies. In addition, Pacific Coast is developing a number of standard products that it believes can be produced and sold more cost effectively than custom products. In the aerospace and defense industries, the Company believes that there is a significant potential for increased use of its products in satellite and ground-based radar applications. In the communications industry, Pacific Coast believes that there is similar potential for use of its products in radio frequency applications. In the energy market, Pacific Coast plans to continue to develop new devices to be incorporated on oil drilling tools in order to take advantage of the emerging development of oil fields in Russia, China, and other areas. In the medical devices market, Pacific Coast expects to develop standard and custom devices to support more sophisticated audio implants, bone growth stimulators, pacemakers and other implantable electronic devices.

Ceramic Devices, Inc.

     Products. Ceramic Devices designs and manufactures a line of specialized filtering devices for use with electronic circuits operating in hostile environments. Ceramic Devices was founded in 1982, and the Company purchased it as of February 1995 to obtain a source of ceramic filters for Pacific Coast's connectors and electronic products. Ceramic Devices' products filter out electromagnetic interference and other electrical signals that pose significant problems for the manufacturers and users of high-performance, high-reliability electronic systems. Ceramic Devices is an approved supplier of ceramic filtering devices to military contractors. Ceramic Devices fabricates all components of its multilayer capacitors and filters to military requirements and individualized customer specifications. Ceramic Devices' product development is generally funded by its customers. Ceramic Devices' products generally range in price from approximately $5 to $100.

     Customers. Ceramic Devices' customer base is generally the same as the customer base of Pacific Coast, including large defense, aerospace and communications companies. Such customers purchase Ceramic Devices products for incorporation into sophisticated electronic systems. Ceramic Devices' major customers include Hughes Electro-Optical Operations, Inc., Hughes Aircraft, Lockheed Martin, AlliedSignal Inc.'s Aerospace Equipment Systems division, and EMS Technologies, Inc. No one customer accounted for more than 10% of Ceramic Devices' net sales for fiscal 1996, except for Lockheed Martin (13.9%) and Hughes Aircraft (12%). Because the customer base of Pacific Coast represents potential customers for Ceramic Devices, the companies use the same direct sales force and manufacturers' representative group.

     Strategy. The Ceramic Devices growth strategy includes increasing its marketing efforts to existing and potential customers in the defense, aerospace and communications industries, and targeting customers of Pacific Coast in the medical industry. In May 1996, Ceramic Devices completed its move from San Diego, California to the Pacific Coast facility in Wenatchee, Washington. The Ceramic Devices strategy also includes increasing the efficiency of its production process through interaction with Pacific Coast, combining its filters with Pacific Coast products, and marketing Ceramic Devices products together with products of Pacific Coast.

Seismic Safety Products, Inc.

     Products. Seismic develops and markets natural gas shut-off valves that are automatically activated by earthquakes, and plans to market other earthquake safety products for use in residential applications. Cashmere manufactures the natural gas shut-off valve for Seismic, using patented technology that Seismic purchased in November 1995 from the inventors after six years of development. The technology for an industrial version of this valve is currently being completed by Seismic. Seismic's valves are designed to be installed in new and existing natural gas lines and to automatically shut off the supply of gas in an earthquake. The valve may also be used as a manual natural gas shut-off valve to avert fires in other emergency situations. Significant patented features of the valve include a mechanism for manual reset of the shut-off valve without special tools and a seamless design to prevent potential leakage. Seismic's natural gas shut-off valve is certified by the

American Gas Association and the State of California. The price for Seismic's residential natural gas shut-off valve generally ranges from approximately $100 wholesale to $200 retail.

     Customers. Seismic began marketing its residential valve in December 1995 under the brand name "Northridge Valve(TM)." Beginning in March 1996, Seismic received initial orders from several large home improvement centers, including Eagle Hardware & Garden Inc., HomeBase Inc., Home Depot U.S.A., Inc. and Ace Hardware Corp. Prospective purchasers of Seismic's valve include builders, plumbers, security companies and utility companies.

     Strategy. Seismic's strategy is to sell its gas shut-off valve to large home improvement centers and other consumer outlets, and to utility companies for distribution to their customers, in earthquake-prone areas. The City of Los Angeles requires that new construction have an automatic natural gas shut-off valve installed. The Company believes that similar regulations may appear elsewhere on the West Coast due to its relatively high potential for seismic activity. The Seismic patents and patent applications extend beyond the current product to cover other possible products, such as an industrial version of the natural gas shut-off valve and an electrical shut-off product currently under development. Future production plans could include the use of aluminum cast components made by Morel, which the Company believes may reduce production costs, in addition to the precision machined parts currently made by Cashmere which are included in the shut-off valve.

     Unlike the other businesses acquired by the Company, there had been no sales of the Seismic subsidiary's natural gas shut-off valve before the Company acquired the technology for that product in November 1995. In addition, the natural gas shut-off valve is intended for consumer use and is being marketed to retail distributors of home improvement products and to natural gas utilities for sale to consumers. This represents a different type of product than the Company has previously manufactured, and a different kind of market than the markets in which the Company's other subsidiaries operate. There is no assurance that this product will achieve market acceptance, or that the Company will be able to market the product successfully or to compete in this new market. The Company has begun to assess whether it should substantially revise its strategy with respect to Seismic. If the Company determines that it would not be in its best interests to invest further in a marketing program for Seismic, the Company may decide to pursue a completely different strategy, such as selling Seismic and retaining the right to manufacture its products or structuring a strategic relationship to do marketing. The Company is in the preliminary stages of this assessment and cannot currently predict the outcome.

Cashmere Manufacturing Co., Inc.

     Products. Cashmere operates a precision machine shop that produces diversified components and assemblies for the aerospace, defense, electronics and transportation industries. Cashmere was founded in 1969, and the Company purchased it in 1994 to provide precision machined products initially for Pacific Coast. Cashmere now provides products for other subsidiaries of the Company as well. Cashmere produces principally aluminum products, ranging from small connectors to very complex assemblies. Cashmere builds to order only, in conformance with the machining specifications of its customers. Cashmere is ISO 9000 approved, which qualifies it to perform work for most aerospace and general electronic companies. Cashmere's products generally range in price from approximately $10 to $200.

     Customers. Prior to fiscal 1995, Cashmere's sales were almost exclusively to Boeing. Through a diversification program, the percentage of Cashmere's sales to Boeing was approximately

75% for fiscal 1996. Sales to Boeing by Cashmere and other Company subsidiaries constituted approximately 28% of the Company's consolidated net sales for that year. As a result, general economic conditions and events affecting Boeing, all of which are outside the control of the Company, may have a significant impact on Cashmere's sales and consequently on the overall results of operations of the Company. For example, a change in inventory practices at Boeing and a general downturn in the aerospace market led to an almost 50% drop in Cashmere's sales in calendar year 1993. A machinist's union strike at Boeing during the winter of 1995-1996 adversely affected Cashmere sales to Boeing, although such sales have increased since that time. Cashmere has entered into contracts with Boeing which extend beyond one year to supply parts at fixed prices, and, accordingly, aluminum or other metal price increases or other cost increases can adversely affect Cashmere's margins on the sale of those parts. Boeing has considerable flexibility under its contracts with Cashmere to reduce its level of orders or to cease ordering products from Cashmere.

     At May 31, 1996, Cashmere's major customers were Boeing, Pacific Coast, Nissho Iwai American Corporation, Kawasaki Heavy Industries, Ltd. and Northrop Grumman. Pacific Coast, Morel, and Seismic together accounted for 9.4% of Cashmere's sales for fiscal 1996. Cashmere manufactures a variety of aluminum and stainless steel connector shells and electronic packages for Pacific Coast, machines cast parts for Morel, and is the sole manufacturer of the natural gas shut-off valve marketed by Seismic.

     Strategy. Through access to the customer base of Pacific Coast, Cashmere is pursuing strategies intended to continue reducing its dependency on Boeing. Cashmere plans to expand its direct sales effort, concentrate on customer service, and offer additional value-added services. Most Pacific Coast products require machining which is increasingly being provided by Cashmere, allowing Cashmere to benefit from the sales and marketing efforts of Pacific Coast. Morel is also currently a customer of Cashmere. Cashmere, together with Morel, has recently implemented direct sales coverage in the Pacific Northwest and Southern California in an effort to expand the market for products of both companies. There is no assurance, however, that Cashmere can successfully implement these or other strategies so as to reduce its reliance on Boeing to a degree that will protect the Company in the event of unexpected decreases in sales to Boeing.


Morel Industries, Inc.

     Products. Morel manufactures precision cast aluminum parts used principally in the transportation, heavy trucking and aerospace industries. Morel was founded in 1909, and the Company purchased Morel in 1995 to provide cast parts for its other subsidiaries and to expand its presence in the transportation industry. Morel uses sand castings, lost foam and permanent molds to contain and shape molten aluminum. These components are often further shaped or patterned on Morel's milling equipment to meet a customer's specific needs. Morel also provides additional services such as painting, machining and general assembly work. Morel is currently operating at less than full capacity and believes that it could use its remaining capacity without significant additional capital expenditures. Morel's products generally range in price from approximately $5 to $100.

     Customers. Morel is dependent on sales to PACCAR, Inc., including its Kenworth and Peterbilt divisions (collectively, "PACCAR"). Net sales to PACCAR constituted 75% of Morel's net sales in fiscal 1995. Net sales to PACCAR in the last six months of fiscal 1996 constituted 23% of the Company's consolidated net sales for that period. PACCAR has reported results for the first half of fiscal 1996 that reflect an approximately 11.5% decline in net sales compared to the first half of fiscal 1995. PACCAR has previously reported an industry-wide decrease in demand for trucks from the record sales levels of 1995. PACCAR has no contractual obligation to continue to place orders for products of Morel. Morel's other major customers include Deere & Company, Accra Manufacturing, Inc. and Boeing.

     Strategy. Morel's customers are increasingly requesting products that are cast and machined by a single provider. The Company believes that Morel's ability to machine its aluminum parts, combined with additional capacity at Cashmere, will increase its ability to compete for finished cast aluminum business. The Company plans to diversify Morel's customer base by taking advantage of its access to the customers and marketing of the Company's other subsidiaries. The Company also has plans to provide Morel access to proprietary technology, such as the metal matrix composite technology recently patented by Pacific Coast, in order to enhance Morel's competitive advantages in its industry. The Company believes the recent addition of direct sale representatives in the Pacific Northwest and Southern California for Morel and Cashmere will allow Morel to diversify its customer base and reduce its dependence on PACCAR. There is no assurance, however, that Morel can successfully implement these or other strategies so as to reduce its reliance on PACCAR to a degree that will protect the Company in the event of unexpected decreases in sales to PACCAR.

Marketing

     Pacific Coast and Ceramic Devices. Pacific Coast and Ceramic Devices market their products in the United States, Europe and Japan through a network of 22 manufacturer representatives and resellers as of May 31, 1996, generally established on a geographic basis. These representatives and resellers are subject to agreements that prevent them from selling the products of competitors of Pacific Coast and Ceramic Devices. In addition, Pacific Coast and Ceramic Devices maintain a joint internal sales and customer service staff and engineering capability to meet customer requirements for technical support.

     Seismic. The Company currently markets Seismic's natural gas shut-off valve in California, Oregon, Utah and Washington. In addition, the Company believes that there is a significant market for Seismic's valves in other earthquake-prone areas, such as Japan. Seismic's strategy is to increase its marketing efforts in two domestic distribution channels: large regional natural gas utilities for direct sales to their customers and large home improvement centers for sales to consumers. The Company has begun to assess whether it should substantially revise its strategy with respect to Seismic. See Item 1 - "Business - Seismic Safety Products, Inc."

     Cashmere and Morel. Cashmere and Morel have a similar existing and potential customer base and use the same direct sales approach and personnel. They currently have direct regional sales personnel covering the West Coast. The Company expects to engage additional salespeople for other geographic regions as business warrants.

Competition

     The Company operates in highly competitive markets. Most of its competitors have greater financial resources, broader experience, better name recognition and more substantial marketing operations than does the Company, and represent substantial long-term competition. The industries in which the Company competes are characterized by ongoing product development efforts and evolving technology, and success depends in part upon the ability to gain a competitive advantage through proprietary technology. Although the Company believes that its proprietary technology may give it a competitive advantage with respect to its technology-based products, new developments by competitors are expected to continue. The Company's competitors may develop products that are viewed by customers as more effective or more economic than the Company's product lines. There is no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures faced by the Company will not materially or adversely affect the Company's business and results of operations.

     Pacific Coast and Ceramic Devices. The market for Pacific Coast and Ceramic Devices products is highly competitive and is composed of numerous competitors, none of which dominates the market. Competition is based primarily on product quality, price, custom product development capability, and technical support. Pacific Coast's principal competitors include Balo Precision Parts, Inc. ("Balo"), Amphenol Corporation, Hermetic Seal Corporation, Kemlon Products and Development Co., ITT Cannon Inc. and Alberox Corporation. Pacific Coast recently purchased two patents from Balo and licensed certain rights under these and certain other related patents of the Company to Balo under the terms of a settlement agreement between Pacific Coast and Balo. See "Proprietary Rights." Pacific Coast is not aware of any competitor that competes with all of its product lines, although competitors do exist in each market. Ceramic Devices' principal competitors in all of its markets include AVX Corporation, Spectrum Control, Inc. and Maxwell Laboratories, Inc.'s Sierra Capacitor/Filter Division. Many of these companies have greater financial and technical resources than the Company. The Company believes that Pacific Coast and Ceramic Devices products are positioned to be competitive in these markets due to the quality of the products, the proprietary and patented technology, and their custom product development capability.

     Seismic. The market for Seismic's natural gas shut-off valve includes several principal competitors, such as Safe T Quake Corporation, Engdahl Enterprises and Pacific Seismic Valves, Inc. The Company believes that its valve's rugged construction, ease of installation, easy reset feature, and pricing should allow it to be competitive in this market.

     Cashmere and Morel. The market for Cashmere and Morel products is very competitive on a regional basis. The Company expects that access to Pacific Coast's proprietary technology and customer base will provide Cashmere and Morel with a competitive advantage in their industries. In addition, the Company believes that modernization accomplished when Morel purchased its current facilities in March 1994 enables Morel to produce its products more efficiently. The Company believes that the ability to offer combined and complementary products and value-added services with the Company's other subsidiaries will enhance the ability of Cashmere and Morel to compete in this market.

Suppliers and Production

     Availability and Cost of Materials. The Company does not have fixed price contracts or arrangements for all of the raw materials and other supplies it purchases. The Company generally has readily available sources of raw materials and other supplies required for the manufacture of its products and, where possible, the Company maintains alternate sources of supply. However, shortages of, and price increases for, certain raw materials and supplies used by the Company have occurred in the past and may occur in the future. Future shortages or price fluctuations could have a material adverse effect on the Company's ability to manufacture and sell its products in a timely and cost effective manner.

     Pacific Coast and Ceramic Devices. Pacific Coast and Ceramic Devices have multiple competitive sources generally available to supply all of their needs for raw, processed and machined materials. However, Pacific Coast and Ceramic Devices occasionally experience delivery and quality difficulties with their vendors, and maintain secondary sources of supply for outside purchases. Pacific Coast and Ceramic Devices also maintain a quality control program to monitor supplier compliance with their supply requirements.

     Cashmere, Morel and Seismic. Cashmere has a readily available source of supply for the raw materials it requires through numerous product distributors. Morel has several suppliers of aluminum for its casting process, including Aluminum Company of America, Inc. (ALCOA), Morel's largest supplier, which has a supply facility located within approximately 35 miles of Morel's facility. However, delivery and quality of supplies may vary or change from time to time. In addition, the price of aluminum fluctuates with the market, which is generally absorbed by Cashmere but which Morel can generally pass through to its customers. All of Seismic's products are supplied by Cashmere.

Proprietary Rights

     The Company relies primarily on a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures, and other intellectual property protection methods to protect its proprietary technology. The Company currently holds 32 United States patents and has three United States patent applications pending and three international patent applications pending. Of these, Pacific Coast owns 29 United States patents and has two United States patent applications pending and two international patent applications pending, and Seismic owns three United States patents, has one United States patent application pending and has one international patent application pending that designates Japan and Europe as jurisdictions in which patent protection is sought.

     The Company's issued patents will expire at various times over the next 16 years, beginning in September 1997. Although the Company believes that the manufacturing processes of its technology that is currently protected by patents, particularly that of Pacific Coast, are sufficiently complex that competing products made with the same technology are unlikely, there is no assurance that the Company's competitors will not design competing products using the same or similar technology once these patents have expired.

     There is no assurance that the patent applications by Pacific Coast and Seismic will result in issued patents, that the existing patents or any future patents issued to the Company or its subsidiaries will provide any competitive advantages for their products or technology, or that, if challenged, the patents issued to the Company or its subsidiaries will be held valid and enforceable. Despite the precautions taken by the Company, unauthorized parties may attempt to copy aspects of the Company's products or obtain and use information that the Company regards as proprietary, and existing intellectual property laws afford only limited protection. Policing violations of such laws is difficult. The laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There is no assurance that these protections will be adequate or that the Company's competitors will not independently develop similar technology, gain access to the Company's trade secrets or other proprietary information, or design around the Company's patents.

     The market for the Company's products is characterized by steadily evolving technology and industry standards, changes in customer needs and new product introductions. The Company's success will depend on its ability to enhance its current products, develop new products that meet changing customer needs, advertise and market its products, and respond to evolving industry standards and other technological changes on a timely and cost-effective basis. There is no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or enhancements will achieve market acceptance. Furthermore, from time to time the Company and others may announce new products, enhancements or technologies that have the potential to replace or render obsolete the Company's existing products. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, the introduction of new products or enhancements by others or any significant delays in the development or introduction of new products by the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company may be required to enter into costly litigation to enforce its intellectual property rights or to defend infringement claims by others. Such infringement claims could require the Company to license the intellectual property rights of third parties. There is no assurance that such licenses would be available on reasonable terms, or at all. The Company recently settled litigation with Balo, a competitor of Pacific Coast, involving patent infringement claims by and against Balo. As a result of the settlement, Pacific Coast acquired two patents from Balo in the field of explosively bonded hermetic connectors and packages, which was the subject of the litigation, and granted Balo a license to use these and certain other related patents of the Company.

Government Regulation

     Certain of the Company's products are manufactured and sold under United States government contracts or subcontracts. As with all companies that provide products or services to the federal government, the Company is directly and indirectly subject to various federal rules, regulations and orders applicable to government contractors. Certain of these government regulations relate specifically to the vendor-vendee relationship with the government, such as the bidding and pricing rules. Under regulations of this type, the Company must observe certain pricing restrictions, produce and maintain detailed accounting data, and meet various other requirements. The Company is also subject to a number of regulations affecting the conduct of its business generally. For example, the Company must adhere to federal acquisition requirements and to standards established by the Occupational Safety and Health Act relating to labor practices and occupational safety standards. Violation of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds.

Environmental Matters

     The Company is subject to federal, state and local laws, regulations and ordinances concerning solid waste disposal, hazardous materials storage, use and disposal, air emissions, waste water and storm water disposal, employee health and other environmental matters (together, "Environmental Laws"). Proper waste disposal and environmental regulation are major considerations for the Company because certain metals and chemicals used in its manufacturing processes are classified as hazardous substances.

     Since the Company's acquisition of Morel in December 1995, the Company has initiated an environmental compliance program for the Morel facility, which includes obtaining all permits necessary for that facility to operate in compliance with applicable Environmental Laws. As part of this program, Morel in January 1996 obtained a permit to discharge air emissions. Morel is operating without a permit required by Environmental Laws to discharge waste water and storm water. In May 1996, Morel submitted an application to the State of Washington for this permit. A failure by Morel to obtain the required permit could result in regulatory authorities imposing fines on Morel or ordering Morel to cease operations or both. The Company is obtaining the necessary environmental data to support the permit application and expects to submit such data by September 1996. Although the Company believes that the necessary permit will be issued in the first or second quarter of fiscal 1997, there is no assurance that such permit will be issued, and the failure to obtain such permit would have a material adverse effect on the Company.

     From time to time, the Company's operations may result in other noncompliance with Environmental Laws. If any violations of Environmental Laws occur, the Company could be liable for damages and for the costs of remedial actions and could also be subject to revocation of permits necessary to conduct its business. Any such revocation could require the Company to cease or limit production at one or more of its facilities, which could have a material adverse effect on the Company. As a generator of hazardous materials, the Company is subject to financial exposure even if it fully complies with these laws. Environmental Laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violations. There is no assurance that any present or future noncompliance with Environmental Laws will not have a material adverse effect on the Company's results of operations or financial condition.

Employees

     As of August 14, 1996, the Company and its subsidiaries had a total of 358 full-time employees, of which 293 were in manufacturing and quality assurance, 16 were in customer service, marketing and sales, 14 were in engineering, 31 were in administration, and 4 were in customer-sponsored product development. None of the Company's employees is covered by an ongoing collective bargaining agreement, the Company has experienced no work stoppages, and the Company believes that its relationship with its employees is good.

ITEM 2.   DESCRIPTION OF PROPERTY

     All of the Company's subsidiaries are now located in the greater Wenatchee, Washington area. All of the operating subsidiaries except Morel operate from adjacent buildings in Wenatchee, and Morel is located 15 miles away in Entiat. The close proximity of the operating subsidiaries is part of the Company's strategy to enhance the efficiencies between these companies.

     Pacific Coast operates from facilities in Wenatchee, Washington of approximately 31,000 square feet, which it has leased from the Port of Chelan County since September 1994. An additional 7,500 square feet were added to the lease in January 1996 to house Ceramic Devices' operations. Ceramic Devices completed its move to Wenatchee from San Diego, California in May 1996. Cashmere and Seismic operate from an adjacent facility of approximately 42,000 square feet which Cashmere has leased from the Port of Chelan County since October 1995. This facility was built to suit Cashmere by the Port of Chelan. The leases for these facilities expire in the year 2005 and both contain options to renew for two additional five-year terms. Total lease costs for these facilities are $342,000 per year.

     Morel operates from facilities in Entiat, Washington of approximately 84,000 square feet. Morel purchased these facilities and relocated from Seattle in August 1994, at which time the facilities were renovated into a modern foundry operation.

     Cashmere owns a portion of its previous facility of approximately 46,000 square feet located in nearby Cashmere, Washington. Although the Company held this property for sale during a portion of fiscal 1996, it is currently using the property for staging and storage. The Company is assessing its long-term plans for the property, including retaining the property as an operating asset.

     Ceramic Devices is subject to two leases for its previous facilities in San Diego, California. Those facilities total approximately 9,900 square feet of office and manufacturing space in two buildings. Both leases expire on April 30, 1997, and the total rent is $6,775 per month. Ceramic Devices is seeking to sublease this space through the end of the lease term.

ITEM 3.   LEGAL PROCEEDINGS

     Neither the Company nor its property is subject to any pending material legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND WARRANTS
          AND RELATED SHAREHOLDER MATTERS.

     Until March 13, 1995, there was no public market for the Company's Common Stock. From that date through September 14, 1995, the Common Stock was listed on the Nasdaq Electronic Bulletin Board. From September 15, 1995 through July 15, 1996, the Common Stock was traded on the Nasdaq - Small Cap Market System under the symbol "PCTH." Since July 16, 1996, the Company's Common Stock and Common Stock Purchase Warrants ("Warrants") have been traded on the Nasdaq National Market System under the symbols "PCTH" for the Common Stock and "PCTHW" for the Warrants. Each Warrant initially entitles the holder thereof to purchase one share of Common Stock at an exercise price of $4.6875 per share, subject to certain adjustments including, if the Company's audited fiscal 1997 net income (adjusted to exclude any expense relating to the vesting of any employee options or warrants) does not exceed $1.5 million, a one time downward adjustment of the exercise price to (a) $3.90625 per share if such net income is $800,000 to $1.5 million, (b) $3.125 per share if such net income is $500,000 to $799,000, and (c) $2.34375 per share if such net income is less than $500,000.

     The following table shows the range of high and low sales prices reported by Nasdaq for the Common Stock for each period in the calendar years shown below.


Period                                               High       Low
1995
First Quarter (from March 13, 1995)...........      $6.00      $5.00
Second Quarter................................       8.00       5.00
Third Quarter.................................       8.00       5.00
Fourth Quarter................................       6.00       4.00
1996
First Quarter.................................      4.375       3.75
Second Quarter................................       5.00       2.75
Third Quarter (through August 14, 1996).......     4.3125      2.125

     The Warrants have been traded only since July 16, 1996. The high sales price reported on the Nasdaq National Market System for the Warrants from that date through August 14, 1996 was $0.75, and the low sales price was $0.50.

     As of August 14, 1996, the closing sales price on the Nasdaq National Market System for the Common Stock was $2.375 per share and the closing sales price on the Nasdaq National Market System for the Warrants was .625 per Warrant.

     As of August 14, 1996, there were 853 holders of record of 9,728,309 shares of Common Stock and three holders of record of 2,250,000 Warrants.

     The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future. The Company's agreement with its principal lender restricts the Company's ability to pay dividends.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in this report in Item 1 - "Business" and in
Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Overview" and "Liquidity and Capital Resources" and in Item 1 - "Business" under each of the captions.

Overview

     The Company's financial condition and results of operations have been substantially affected by a corporate acquisition at the end of fiscal 1994, another acquisition in fiscal 1995 and two additional acquisitions in fiscal 1996. These acquisitions, as well as internal growth in the Company's existing business and the acquired businesses, have resulted in substantial increases in net sales from $3,456,000 in the first quarter of fiscal 1996 to $7,238,000 in the fourth quarter of fiscal 1996. Approximately $2,891,000 of this growth in net sales resulted from the acquisitions and approximately $891,000 resulted from internal growth.

     Operating expenses and margins have also been substantially affected by acquisitions. Expenses directly associated with acquisitions, including transaction-related legal, accounting and other expenses and merger and equity capital costs, amounted to approximately $538,000 in fiscal 1995 and approximately $104,000 in fiscal 1996. The Company has also experienced substantial increases in all other expense categories as a result of the increase in operations. A portion of these expenses can be attributed to the assimilation of acquired operations into the existing business.

     The Company's electronic products business is characterized by relatively low volumes and high margins, as compared with its metal products business where volumes have historically been higher and margins lower than in the electronic products business. The Company believes that margins will remain higher for electronic products than for metal products, although products incorporating both electronic and metal parts are expected to generate margins closer to electronic product margins. As a result of margin differences, changes in product mix between electronic and metal products can be expected to affect overall margins for the Company. Due to the lack of sales history for its natural gas shut-off valves, the Company is unable to assess accurately the effect that product line may have on margins.

     As a result of the foregoing factors, the Company's historical results of operations are not necessarily indicative of future operating performance.

     The Company reported net losses of $1,098,000 in fiscal 1994, $1,411,000 in fiscal 1995, and $999,000 in fiscal 1996. The Company has not demonstrated an ability to achieve substantial profitable operations. There is no assurance that profitable operations will be achieved in fiscal 1997 or at any time thereafter or that any profitable operations will be sustained. The Company's ability to achieve a profitable level of operations in the future will depend on many factors, including the Company's ability to assimilate its recent and potential future acquisitions and to finance its subsidiaries' production, the degree of market penetration of its products, its ability to develop new products, the degree of market acceptance of new products, and the level of competition in those markets in which the Company operates. The Company is currently experiencing growth in orders and backlog, which will require additional expenditures to support a higher level of inventory and operations. These requirements will affect cash flow and results of operations over the short term and may result in significant future losses if anticipated growth is not sustained.

     The Company's net sales for the six months ended May 31, 1996 were approximately $13,594,000. Of that amount, Pacific Coast's net sales were $3,874,000, or 29%; Ceramic Devices' net sales were $1,029,000, or 8%; Seismic's net sales were $190,000, or 1%; Cashmere's net sales were $3,213,000, or 23%; and Morel's net sales were $5,288,000, or 39%. The
Company expects that the most substantial rates of growth in revenue, if any, in the future will come principally from Pacific Coast.

     The Company and certain of its subsidiaries have relied on commercial borrowing arrangements, as well as equity infusions, to supply significant portions of their required working capital. The Company's working capital requirements have been substantially increased by the growth in its operations and by the significant transaction-related expenses associated with acquisitions. In March and May 1996, the Company received aggregate net proceeds of approximately $1,270,000 from the issuance of additional short-term debt. The proceeds were used principally to repay indebtedness to an existing lender and for operating capital. In May 1996, the Company also closed a Regulation S offering pursuant to which the Company raised proceeds, net of commissions, of approximately $1,340,000. The proceeds of that offering were used primarily for working capital and to retire short-term debt.

     On July 19, 1996, the Company closed an underwritten public offering of 2,250,000 Units, with each Unit consisting of one share of Common Stock and one Warrant, at a price of $3.125 per Unit (the "July 1996 public offering"). The proceeds of the July 1996 public offering, net of underwriting commissions and underwriters' expenses and before other expenses, were approximately $6,182,600, of which $1,841,700 had been used, as of August 9, 1996, to pay off certain short-term debt and certain interest and fees associated with such debt. The Company believes that the net proceeds from the July 1996 public offering, together with its existing credit facilities, will be sufficient to meet its budgeted working capital requirements for at least the next 12 months. However, there is no assurance that additional financing will be available to the Company, if and when needed, or that the Company's working capital requirements will not exceed those currently budgeted.

     The Company has not experienced any material seasonality in its operations. The Company has evaluated the effect of the recent accounting pronouncements, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS No. 123 "Accounting for Stock-Based Compensation." The Company will implement SFAS No. 121 in fiscal 1997. Implementation is not expected to have a material impact on the Company's financial statements. The Company intends to continue to apply APB Opinion No. 25 in accounting for stock-based compensation for purposes of determining net income and to adopt the pro forma disclosure requirements of SFAS No. 123 in fiscal 1997.

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $8,829,000, the benefits of which expire beginning in fiscal 2001 through fiscal 2011. The net operating losses created by the subsidiaries prior to their acquisition and the net operating losses created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition have limitations related to the amount of usage by each subsidiary or taxable consolidated group, as described in the Internal Revenue Code. The following approximate net operating losses are available on an individual company basis, without taking into account any relevant expirations or limitations: PCT Holdings, Inc. $126,000, Pacific Coast $5,584,000, Ceramic Devices $342,000, Cashmere $691,000, Morel $1,979,000,
and Seismic $107,000. If the subsidiaries achieve profitable operations, the net operating loss carryforwards available should reduce the federal income taxes due in future years.

Results of Operations for the Fiscal Years Ended May 31, 1996 and 1995

     The Company acquired Ceramic Devices in fiscal 1995 and acquired Seismic and Morel in fiscal 1996. Accordingly, the Company's results of operations for fiscal 1995 included a full year of operations at Pacific Coast and Cashmere and three months at Ceramic Devices. Fiscal 1996 operations included a full year of operations at Pacific Coast, Cashmere and Ceramic Devices and six months at Seismic and Morel.

     The Company's net sales increased a total of $9,690,000 in fiscal 1996 from fiscal 1995. Of that increase, $2,509,000 resulted from increased revenue of Pacific Coast; $147,000 resulted from increased revenue of Cashmere; $1,555,000 was from a full year of operations of Ceramic Devices; $190,000 was from the addition of Seismic; and $5,289,000 was from the addition of Morel.

     Net sales of Pacific Coast in fiscal 1996 were 64.7% higher than net sales of that subsidiary in the prior year. The Company believes that this increase is a result of a variety of factors, including larger order sizes, broader market acceptance of the Company's proprietary technologies, increased sales of higher priced products, the addition of new customers, and improved engineering, design and manufacturing capabilities. Cashmere's net sales in fiscal 1996 increased by 2.6% over net sales in 1995. Net sales of Ceramic Devices in fiscal 1996 were $1,954,000, compared with net sales of $399,000 for the three months during which the Company owned Ceramic Devices in fiscal 1995. The Company believes that the increase in net sales of Ceramic Devices is due primarily to increasing order sizes from existing customers.

     Intercompany sales, which were eliminated in consolidation and not included in the above analysis, totaled $723,000 for fiscal 1996. Intercompany sales in fiscal 1996 were made by Cashmere to Pacific Coast ($375,000), Seismic ($124,000) and Morel ($224,000). In comparison, intercompany sales for fiscal 1995 totaled $287,000, which represented sales by Cashmere to Pacific Coast.

     Gross profit of the Company increased from $1,943,000 in fiscal 1995 to $4,286,000 in fiscal 1996. This represents an increase from 17.6% of net sales in fiscal 1995 to 20.7% of net sales in fiscal 1996. The increase in gross profit margin is primarily attributable to increased margins at Pacific Coast, which the Company believes resulted principally from larger order quantities and improved manufacturing efficiencies at Pacific Coast.

     Interest income decreased to $37,000 in fiscal 1996 from $74,000 in fiscal 1995, primarily as the result of a reduction in a note receivable of Cashmere related to Cashmere's reacquisition of a portion of the Cashmere manufacturing facility in May 1995. Interest income in fiscal 1996 resulted primarily from earnings on a $1,000,000 certificate of deposit held as collateral for Pacific Coast's Community Development Block Grant loan from Washington State and Chelan County. Interest expense increased in fiscal 1996 to $535,000 from $356,000 in fiscal 1995, primarily as a result of debt acquired upon the acquisition of Morel. Interest expense attributable to Morel in fiscal 1996, from December 1, 1995, when the Company acquired Morel, totaled $205,000. Merger and equity capital costs of $104,000 in fiscal 1996 represent expenses related to the acquisitions of Morel and Seismic. Merger and equity capital costs of $538,000 in fiscal 1995 represent the cost of converting options and warrants of Original PCTH to common stock immediately prior to the Verazzana merger, the acquisition costs associated with that merger, and the Ceramic Devices acquisition in April 1995. See Item 1 - "Description of Business - Acquisition History."

     The federal income tax benefits of $67,000 for fiscal 1996 and $241,000 for fiscal 1995 resulted from recording deferred tax assets for net operating losses generated during those periods.

     The Company has determined that it operates in two business segments within the guidelines of SFAS No. 14. These business segments are "Electronic and Safety Products" (Pacific Coast, Ceramic Devices and Seismic) and "Machined and Cast Metal Products" (Cashmere and Morel). Accordingly, the Company has included the appropriate disclosure in Note 17, Business Segment Information, in its audited financial statements. See
Item 7 - "Financial Statements."

Liquidity and Capital Resources

     At May 31, 1996, the Company had $13,009,000 in total current assets and $12,057,000 in total current liabilities, resulting in net working capital of $952,000 and a current ratio of 1.08 to 1.00. At May 31, 1995, the Company had $6,614,000 in current assets and $5,239,000 in current liabilities, resulting in net working capital of $1,375,000 and a current ratio of 1.26 to 1.00. The Company renegotiated and refinanced certain loans that were due during fiscal 1996 so that $1,663,000 in principal amount plus accrued interest would be due on August 31, 1996 and September 1, 1996 to certain lenders to Ceramic Devices and Morel. The Company used a portion of the net proceeds from the July 1996 public offering to pay those obligations. The Company's primary line of credit expired on July 1, 1996, at which time the Company was in default under one of its covenants. On July 26, 1996, the Company obtained a modification and renewal of that line of credit with revised covenants, which extends the line of credit until July 1997. The Company has obtained a waiver, until September 1, 1996, of defaults under certain financial and funding covenants with Morel's bank lender. The Company has also extended the repayment time on a number of its accounts payable, some of which have been or will be paid from the proceeds of the July 1996 public offering. See "Recent Developments."

     The Company believes that the net proceeds from the July 1996 public offering, together with its existing credit facilities, will be sufficient to meet its budgeted working capital requirements for at least the next 12 months. However, the Company may need to raise additional capital sooner than currently anticipated. The Company's actual capital needs will depend upon numerous factors, including the amount of revenue generated from operations, the cost of increasing the Company's sales and marketing activities, the ability of third-party suppliers to meet product commitments, and any future acquisitions, none of which can be predicted with certainty. The Company may receive additional funds upon exercise of the Warrants and other outstanding warrants and stock options, but there is no assurance that any such warrants or stock options will be exercised. As a result of these and other factors, the Company is unable to predict accurately the amount or timing of future capital that it will require. There is no assurance that commercial credit will be available to the Company, if and when needed, or that the Company's working capital requirements will not exceed those currently budgeted. Although the Company believes it will be able to obtain satisfactory lending arrangements from bank or other institutional lenders when and if additional financing becomes necessary, there is no assurance that additional financing will be available if required, or that any available financing will be on favorable terms. Inability to obtain additional future capital could have a material adverse effect on the Company's business and results of operations.

     The Company currently has no material purchase commitments for capital equipment. Additions and replacements of plant and equipment are generally funded through working capital, trade-in credits for the replaced equipment, or capital leases or long-term notes secured by the equipment purchased.

Recent Developments

     In the fourth quarter of fiscal 1996, the Company obtained an aggregate of $2,690,000 in additional debt and equity financing. In
March 1996, the Company borrowed $150,000 from Robert L. Smith, a director of the Company, pursuant to a promissory note that accrued interest at 18% per annum and was due in full on September 27, 1996. This loan, plus accrued interest and a loan fee that together amounted to $15,000, was repaid in full on August 9, 1996. The Company issued Mr. Smith a warrant to purchase 37,500 shares of Common Stock at an exercise price of $4.80 per share, expiring on May 22, 2001, as additional consideration for this loan. See Item 12 - "Certain Relationships and Related Transactions." In
May 1996, the Company borrowed $1,200,000 from UTCO Associates, Ltd. ("UTCO") pursuant to a promissory note that accrued interest at 18% per annum, and was due in full on the earlier of the July 1996 public offering or September 1, 1996. This loan was repaid in full on July 19, 1996 out of the net proceeds of the July 1996 public offering. The Company issued UTCO a warrant to purchase 300,000 shares of Common Stock at an exercise price of $4.80 per share, expiring on May 22, 2001, as additional consideration for this loan. The proceeds from these loans were used to pay off a line of credit from a bank lender to Morel and to provide working capital. In
May 1996, the Company sold 490,000 shares of Common Stock in a Regulation S offering to Swiss investors at prices of $2.54 and $3.00 per share, raising proceeds, net of commissions, of approximately $1,340,000. The proceeds of this Regulation S offering were used to pay approximately $500,000 in principal and accrued interest on two promissory notes incurred in connection with the acquisition of Ceramic Devices, to pay $250,000 in principal and accrued interest on a $500,000 promissory note acquired upon the acquisition of Morel, and to provide working capital. On July 19, 1996, the Company closed the July 1996 public offering, which was an underwritten public offering of 2,250,000 Units, with each Unit consisting of one share of Common Stock and one Warrant, at a price of $3.125 per Unit. The proceeds of the July 1996 public offering, net of underwriting commissions and underwriters' expenses and before other expenses, were approximately $6,182,600, of which $1,841,700 had been used, as of August 9, 1996, to pay off certain short-term debt of the Company and certain interest and fees associated with such debt.

ITEM 7.   FINANCIAL STATEMENTS

                       INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
PCT Holdings, Inc. and Subsidiaries Consolidated Financial Statements
Independent Auditor's Report...............................................  21
Consolidated Balance Sheet as of May 31, 1996 and 1995.....................  22
Consolidated Statement of Operations for the years ended
   May 31, 1996 and 1995...................................................  23
Consolidated Statement of Changes in Stockholders' Equity
   for the years ended May 31, 1996 and 1995...............................  24
Consolidated Statement of Cash Flows for the years ended
   May 31, 1996 and 1995...................................................  25
Notes to Consolidated Financial Statements.................................  27

                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
PCT Holdings, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of PCT Holdings, Inc. and Subsidiaries (the Company) as of May 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCT Holdings, Inc. and Subsidiaries as of May 31, 1996 and 1995, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ MOSS ADAMS LLP
Everett, Washington
June 15, 1996, except for Note 7 and
 Note 15(b), as to which
 the date is July 15, 1996.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                                                                                May 31,
                                                                   ------------------------------
                                                                       1996              1995
                                                                   ------------      ------------
CURRENT ASSETS
   Cash........................................................... $   725,000        $ 1,079,000
   Restricted cash................................................   1,000,000
   Stock subscriptions receivable.................................   1,030,000
   Accounts receivable............................................   3,359,000          1,076,000
   Inventory......................................................   6,699,000          4,375,000
   Current portion of note receivable from related party..........      52,000             44,000
   Prepaid expenses and other.....................................     144,000             40,000
                                                                   -----------        -----------
      Total current assets........................................  13,009,000          6,614,000
                                                                   -----------        -----------
PROPERTY AND EQUIPMENT............................................  10,656,000          3,684,000
                                                                   -----------        -----------
OTHER ASSETS
   Notes receivable from related party, net of current portion....     183,000            235,000
   Costs in excess of net book value of acquired subsidiaries.....   1,938,000            463,000
   Patents........................................................   1,387,000            478,000
   Non-compete agreement..........................................      79,000            100,000
   Other..........................................................     397,000             56,000
                                                                   -----------        -----------
      Total other assets..........................................   3,984,000          1,332,000
                                                                   -----------        -----------
        TOTAL ASSETS.............................................. $27,649,000        $11,630,000
                                                                   ===========        ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable.................................................. $ 2,438,000        $   600,000
   Bank line of credit............................................   1,224,000
   Accounts payable...............................................   3,142,000          1,527,000
   Accrued liabilities............................................     840,000            518,000
   Current portion of long-term debt..............................   4,290,000          2,508,000
   Current portion of capital lease obligations...................      53,000             51,000
   Current portion of non-compete agreement payable...............     70,000              35,000
                                                                   -----------        -----------
      Total current liabilities...................................  12,057,000          5,239,000
LONG-TERM LIABILITIES
   Long-term debt, net of current portion.........................   1,809,000            628,000
   Capital lease obligations, net of current portion..............     152,000            115,000
   Non-compete agreement payable, net of current portion..........      30,000             65,000
   Deferred income tax............................................     592,000
   Deferred rent and other........................................     470,000            129,000
                                                                   -----------        -----------
      Total liabilities...........................................  15,110,000          6,176,000
                                                                   -----------        -----------

STOCKHOLDERS' EQUITY
   Common stock...................................................  19,102,000         11,018,000
   Accumulated deficit............................................  (6,563,000)        (5,564,000)
                                                                   -----------        -----------
      Total stockholders' equity..................................  12,539,000          5,454,000
                                                                   -----------        -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................ $27,649,000        $11,630,000
                                                                   ===========        ===========

            The accompanying notes are an integral part of these consolidated financial statements.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS




                                                       Year ended May 31,
                                                 -----------------------------
                                                     1996             1995
                                                 ------------     ------------
NET SALES.....................................   $20,725,000       $11,035,000
COST OF SALES.................................    16,439,000         9,092,000
                                                 -----------       -----------
GROSS PROFIT..................................     4,286,000         1,943,000
OPERATING EXPENSES............................     4,765,000         2,789,000
                                                 -----------       -----------
LOSS FROM OPERATIONS..........................     (479,000)         (846,000)
                                                 -----------       -----------
OTHER INCOME AND EXPENSE
   Interest income............................        37,000            74,000
   Interest expense...........................     (535,000)         (356,000)
   Merger, acquisition and capital costs......     (104,000)         (538,000)
   Other......................................        15,000            14,000
                                                 -----------       -----------
                                                   (587,000)         (806,000)
                                                 -----------       -----------
LOSS BEFORE FEDERAL INCOME TAX................   (1,066,000)       (1,652,000)
FEDERAL INCOME TAX BENEFIT....................        67,000           241,000
                                                 -----------       -----------
NET LOSS......................................  $  (999,000)      $(1,411,000)
                                                 ===========       ===========

LOSS PER SHARE OF COMMON STOCK................  $     (0.16)      $     (0.41)
                                                 -----------       -----------
WEIGHTED AVERAGE SHARES OUTSTANDING
  DURING THE PERIOD...........................     6,209,000         3,469,000
                                                 -----------       -----------









The accompanying notes are an integral part of these consolidated financial statements.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED MAY 31, 1996 AND 1995





                                                      Common Stock
                                                 -------------------------      Accumulated
                                                  Shares         Amount           Deficit
                                                 ---------     -----------      -----------

BALANCE, May 31, 1994........................... 2,764,952     $ 5,379,000      $(4,153,000)
   Common stock issued.......................... 2,137,680       4,682,000
   Stock options and warrants exercised.........   160,043         317,000
   Acquisition of Ceramic Devices, Inc..........   133,333         640,000
   Net loss.....................................                                 (1,411,000)
                                                 ---------     -----------      -----------
BALANCE, May 31, 1995........................... 5,196,008      11,018,000       (5,564,000)
   Common stock issued.......................... 1,503,551       4,932,000
   Stock warrant issued for patents.............                    57,000
   Acquisition of Seismic Safety Products, Inc..   128,750         483,000
   Acquisition of Morel Industries, Inc.........   650,000       2,600,000
   Warrants issued for bridge financing.........                    12,000
   Net loss.....................................                                   (999,000)
                                                 ---------     -----------      -----------
BALANCE, May 31, 1996........................... 7,478,309     $19,102,000      $(6,563,000)
                                                 =========     ===========      ===========

The Company has authorized 100,000,000 shares of common stock.













The accompanying notes are an integral part of these consolidated financial statements.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                  Year Ended May 31,
                                                            ---------------------------------
                                                                1996                 1995
                                                            ------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Cash received from customers............................. $19,730,000          $11,152,000
   Cash paid to suppliers and employees..................... (21,801,000)         (11,310,000)
   Interest paid............................................    (658,000)            (333,000)
   Interest received........................................       37,000              74,000
                                                             -----------          -----------
     Net cash from operating activities.....................  (2,692,000)            (417,000)
                                                             -----------          -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Transfer of cash to restricted cash......................  (1,000,000)
   Purchase of property and equipment.......................    (754,000)            (605,000)
   Proceeds from sale of property and equipment.............       9,000
   Purchase of patents......................................    (400,000)            (461,000)
   Payments received on note receivable from related party..      44,000               20,000
   Increase in other assets, net............................     (79,000)
                                                             -----------          -----------
     Net cash from investing activities.....................  (2,180,000)          (1,046,000)
                                                             -----------          -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Net change in bank line of credit........................     308,000           (1,387,000)
   Proceeds from long-term debt.............................     767,000            2,229,000
   Payments on long-term debt and capital lease obligations.  (1,457,000)          (1,299,000)
   Proceeds from notes payable..............................   1,338,000               50,000
   Payments on notes payable to stockholders................                       (1,660,000)
   Sale of common stock.....................................   3,878,000            4,582,000
   Sale of warrants.........................................      12,000
   Increase in stock issue costs............................    (328,000)
                                                             -----------          -----------
      Net cash from financing activities....................   4,518,000            2,515,000
                                                             -----------          -----------

NET CHANGE IN CASH..........................................    (354,000)           1,052,000

CASH, beginning of year.....................................   1,079,000               27,000
                                                             -----------          -----------

CASH, end of year........................................... $   725,000          $ 1,079,000
                                                             ===========          ===========






            The accompanying notes are an integral part of these consolidated financial statements.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)




                                                                                  Year Ended May 31,
                                                                             ----------------------------
                                                                                 1996            1995
                                                                             ------------    ------------
RECONCILIATION OF NET LOSS TO NET CASH FROM OPERATING
 ACTIVITIES
   Net loss ..............................................................   $   (999,000)   $ (1,411,000)
   Adjustments to reconcile net loss to net cash from operating activities
      Depreciation and amortization ......................................        871,000         408,000
      Loss on sale of property and equipment .............................          8,000
      Merger, acquisition and capital costs paid in common stock .........        337,000
      Director compensation paid in common stock .........................         24,000
      Federal income tax benefit .........................................        (67,000)       (241,000)
      Changes in operating assets and liabilities
        Accounts receivable ..............................................     (1,018,000)        102,000
        Inventory ........................................................     (1,303,000)       (215,000)
        Prepaid expenses and other .......................................          8,000          71,000
        Accounts payable and accrued liabilities .........................       (216,000)        532,000
                                                                             ------------    ------------

NET CASH FROM OPERATING ACTIVITIES .......................................   $ (2,692,000)   $   (417,000)
                                                                             ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES
   Acquisition of Subsidiaries (Note 1):
      Fair value of assets acquired, other than cash .....................   $ 10,286,000    $  1,589,000
      Liabilities assumed ................................................     (7,203,000)       (370,000)
      Notes payable issued ...............................................                       (600,000)
                                                                             ------------    ------------
      Common stock issued ................................................   $  3,083,000    $    619,000
                                                                             ============    ============

Stock subscriptions receivable for issuance of common stock ..............   $  1,030,000
Seller financed purchase of property and equipment .......................   $    389,000    $    203,000
Equipment purchased through capital leases ...............................   $    150,000    $    151,000
Seller financed purchase of patents ......................................   $    520,000
Patent acquired through issuance of warrant ..............................   $     57,000
Note payable reduction through issuance of stock .........................                   $    100,000
Seller financed non-compete agreement payable ............................                   $    100,000
Collateral recovery of building for note receivable ......................                   $    673,000





The accompanying notes are an integral part of these consolidated financial statements.


                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1996 AND 1995



NOTE 1 -- FORMATION AND ACQUISITIONS

     During the year ended May 31, 1995, the original PCT Holdings, Inc., a Washington corporation (Original PCTH), merged with PCT Merger Corporation, a Washington corporation and wholly owned subsidiary of an inactive public company, Verazzana Ventures, Ltd. (Verazzana). Subsequent to the merger Verazzana changed its name to PCT Holdings, Inc., a Nevada corporation (the Company) and PCT Merger Corporation changed its name to PCT Holdings, Inc., a Washington corporation (PCTH Washington). As consideration for the merger, 2,963,675 shares of the Company's authorized, but previously unissued, common stock were issued to the shareholders of Original PCTH. A finders and consulting fee related to the merger of $50,000 cash and 212,500 shares of the Company's common stock was paid to a consultant. Included in merger, acquisition and capital costs during the year ended
May 31, 1995 is $155,000 related to the cash payment and the fair market value of the stock issued. The merger was accounted for as if a pooling of interests. These consolidated financial statements report results of operations as if the business combination occurred as of the beginning of the year ended May 31, 1995.

     Effective for accounting purposes as of February 28, 1995, the Company acquired and took control of Ceramic Devices, Inc., a California corporation. The acquisition was accomplished through the merger of the California corporation into Ceramic Devices, Inc., a newly formed Washington corporation and wholly owned subsidiary of the Company (Ceramic Devices), that closed in April 1995. As consideration for the merger, the Company paid the California corporation's shareholders $1.24 million, consisting of 133,333 shares of the Company's common stock valued at $4.80 per share, or $640,000, and notes payable totaling $600,000 (Note 8). The merger resulted in costs in excess of net book value of Ceramic Devices of $471,000.

     In November 1995, Seismic Safety Products, Inc. (Seismic), a newly formed Washington corporation wholly owned by PCTH Washington, acquired all of the assets of Seismic Safety Products, Inc., a Florida corporation. The asset purchase price consisted of $70,000 in cash and 128,750 shares of the Company's common stock valued at $3.75 per share, or $483,000, for a total of $553,000. In connection with the transaction, Seismic acquired from related parties of the Florida corporation certain patents for a total consideration of $520,000 (Note 9). Costs in excess of net book value of $535,000 were recorded as a result of this acquisition.

     During the year ended May 31, 1996, the Company acquired Morel Industries, Inc. (Morel) through the merger of Morel Acquisition Corporation, a newly formed Washington corporation wholly owned by the Company, into Morel. The transaction was effective for accounting purposes as of November 30, 1995 and the Company issued 650,000 shares of common stock, after certain post-closing adjustments, valued at $4.00 per share for a total purchase price of approximately $2.6 million. Costs in excess of net book value of $939,000 were recorded as a result of this merger.

     The Seismic acquisition and the Ceramic Devices and Morel mergers described above were accounted for by the purchase method. Accordingly, assets and liabilities have been reflected at fair value. The operating results of these acquired companies are included in the consolidated statements of operations from their respective acquisition dates. Any costs in excess of net book value as a result of these transactions are being amortized over 15 years.

     In May 1996, PCTH Washington transferred its sole assets, the stock of Pacific Coast Technologies, Inc. (Pacific Coast), Cashmere Manufacturing Co., Inc. (Cashmere) and Seismic to the Company, and was dissolved. There was no effect on these consolidated financial statements and there were no federal income tax consequences as a result of the dissolution.

     The following summary, prepared on a pro forma basis, combines the consolidated condensed results of operations as if Ceramic Devices, Morel and Seismic had been acquired as of the beginning of the year ended May 31, 1995. There are no material adjustments which impact the summary.


                                                           Year Ended May 31,
                                                       -------------------------
                                                          1996           1995
                                                       -----------   -----------
                                                               (Unaudited)

Net sales..............................................$25,217,000  $22,779,000
Loss from operations...................................$  (961,000) $(1,086,000)
Net loss...............................................$(1,704,000) $(1,480,000)
Loss per share of common stock.........................$     (0.27) $     (0.43)
Weighted average shares outstanding during the period..  6,209,000    4,119,000

     The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

NOTE 2 -- OPERATIONS

     The Company is located in Wenatchee, Washington. Its fiscal year end is May 31.

     The Company operates through five wholly owned subsidiaries. Two of these businesses are engaged in the production of electronic devices, with Pacific Coast producing a variety of electronics packages and connectors shielded from their environment by the Company's proprietary ceramic seals, and Ceramic Devices producing devices designed to filter out electromagnetic interference detrimental to other electronic devices. Seismic designs, manufactures and sells automatic natural gas shut-off valves for use in earthquake sensitive environments. Cashmere and Morel manufacture machined or cast metal products for many applications, including products that are incorporated into or complementary with the products of other subsidiaries of the Company.

     The Company's customers are located throughout the United States and Europe. Included in accounts receivable at May 31, 1996 are $250,000 and $569,000 which are due from The Boeing Company and PACCAR, respectively. Included in accounts receivable at May 31, 1995 is $134,000, which is due from The Boeing Company. Sales to The Boeing Company were approximately $5.9 million and $5.3 million in the years ended May 31, 1996 and 1995, respectively. Sales to PACCAR were approximately $3.1 million in the year ended May 31, 1996.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of consolidation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

     (b) Inventory Inventory is generally stated at the lower of cost (first-in, first-out method) or market.

     (c) Depreciation Property and equipment is depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. For federal income tax purposes, accelerated methods are used over statutory lives.

     (d) Patents Purchased patents are recorded at cost. Developed patents are recorded at the value of related compensation awarded. Patents are amortized on the straight-line basis over the estimated useful lives of the patents of 11 to 17 years.

     (e) Excess purchase price Costs in excess of the net book value of acquired subsidiaries is amortized over 15 years. The Company assesses the recoverability of this intangible asset on a regular basis by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future cash flows.

     (f) Stock issuance costs During 1996, the Company incurred $318,000 of costs related to the issuance of common stock in a proposed public offering. These costs were deferred as of May 31, 1996 and are included in other assets. These costs will be charged against the proceeds of the stock offering.

     (g) Federal income tax Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company and its subsidiaries file a consolidated federal income tax return.

     (h) Per share information Loss per share of common stock is based upon the weighted average number of shares of common stock outstanding during the period, retroactively adjusted for stock splits. The weighted average number of shares outstanding was 6,209,000 and 3,469,000 during the years ended May 31, 1996 and 1995, respectively. Stock options which have been granted are not included in the weighted average number of shares outstanding as their effect would be anti-dilutive.

     (i) Fair value of financial instruments The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other noncurrent assets, accounts payable, accrued expenses and notes payable are a reasonable estimate of their fair value. The carrying value of long-term debt differs from the estimated fair value as follows:

                            May 31, 1996                 May 31, 1995
                    ---------------------------    -------------------------
                     Carrying       Estimated       Carrying      Estimated
                      Amount        Fair Value       Amount       Fair Value
                    ----------      ----------     ----------     ----------

Long-term debt......$6,099,000      $5,999,000     $3,136,000     $2,946,000

     The estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of the year end or that will be realized in the future.

     (j) Use of estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     (k) Revenue recognition Revenue is recognized when products are shipped to customers.

     (l) Reclassifications Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

NOTE 4 -- INVENTORY

                                                 May 31,
                                     -----------------------------
                                        1996               1995
                                     ----------         ----------

Raw materials.....................   $1,900,000         $1,479,000
Work in progress..................    2,134,000          1,143,000
Purchased and manufactured
components and finished goods.....    2,665,000          1,753,000
                                     ----------         ----------
                                     $6,699,000         $4,375,000
                                     ==========         ==========

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment, including assets under capital lease arrangement, are as follows:

                                                               May 31,
                                                     --------------------------
                                  Estimated              1996           1995
                                 Useful Life         -----------    -----------
                                  in Years
                                 -----------
Land............................                     $   470,000    $   230,000
Buildings.......................   20-39               3,915,000        446,000
Machinery and equipment.........    5-20               7,376,000      3,981,000
Furniture and fixtures..........    3-15                 854,000        478,000
Leasehold improvements..........    7-31                 273,000        119,000
                                                     -----------     ----------
                                                      12,888,000      5,254,000
Less accumulated depreciation
   and amortization                                    2,232,000      1,570,000
                                                     -----------     ----------
                                                     $10,656,000     $3,684,000
                                                     ===========     ==========

     Machinery and equipment and furniture and fixtures at May 31, 1996 and 1995, includes $226,000 and $230,000, respectively, of assets acquired under capital lease. Accumulated amortization related to leased assets was $44,000 and $34,000 for the years ended
May 31, 1996 and 1995, respectively.

     The Company recognized depreciation of property and equipment of $670,000 and $344,000 during the years ended May 31, 1996 and 1995, respectively. Amortization of intangible assets was recognized in the amount of $201,000 and $64,000, of which capital lease amortization was $26,000 and $27,000, respectively, for the years ended May 31, 1996 and 1995, respectively.

     In October 1995, the Company began to utilize a building located in Cashmere, Washington which had previously been considered real estate held for resale. The asset was reclassified to an operating asset during the year ended May 31, 1996, and the May 31, 1995 balance sheet was reclassified to conform to the 1996 presentation.

NOTE 6 -- NOTE RECEIVABLE FROM RELATED PARTY

     In May 1995, the Company reacquired a portion of land and buildings originally sold to two stockholders during the year ended May 31, 1994. At the time of the repurchase, a note receivable which was part of the original sale transaction and due from one stockholder was reduced to $279,000, and the remainder of that note was canceled in exchange for the land and buildings based on a negotiated fair market value of $673,000. The stockholder agreed to assume the remaining note payable collateralized by the land and building. The terms of the note receivable mirror the terms of the note payable, with interest at a designee's prime rate (8.25% at May 31, 1996) plus 1%, due in installments of $5,900 to the maturity date of the note payable in March 1999 (Note 9).

NOTE 7 -- BANK LINE OF CREDIT

     The Company is negotiating to renew a bank line of credit arrangement which expired July 1, 1996. The interest on the outstanding balance owing at May 31, 1996 is being paid monthly at the bank's prime rate (8.25% at May 31, 1996) plus 2%. The bank has issued a standby letter of credit which provides collateral for borrowings from Chelan County, State of Washington (Note 9). The Company has established a $1.0 million certificate of deposit at the bank as security for the letter of credit which expires
September 18, 1996. The security for obligations under the expired loan agreement is all of the assets of the Company, Pacific Coast, Cashmere and Ceramic Devices.

NOTE 8 -- NOTES PAYABLE

                                                        Year Ended May 31,
                                                  -----------------------------
                                                      1996             1995
                                                  ------------     ------------

Former stockholders of Ceramic Devices
  Notes payable bearing interest at 10% with
  principal and interest all due August 1996.
  Collateralized by the assets of Ceramic
  Devices ......................................   $ 600,000         $600,000

UTCO Associates, Ltd.
  Note payable, net of original issue discount of
  $12,000, in monthly interest only payments at
  18% through September 1996 at which time the
  principal balance is due. The note provides,
  with certain contingencies, renewal options
  through December 1996. Collateralized by all of
  the personal property assets of the Company,
  Pacific Coast, Cashmere, Morel and
  Seismic ......................................   1,188,000

Individual
  Note payable in monthly installments of $20,000
  plus interest at 15% through September 1996.
  Collateralized by the real property of Morel,
  subordinate to the industrial revenue bond debt
  (Note 9), and all personal property of Morel, of
  which accounts receivable and inventory are
  subordinate to the security interests of UTCO
  Associates,
  Ltd...........................................     500,000

Related party
  Note payable bearing interest at 18% with
  principal and interest all due September 1996
  and unsecured.................................     150,000
                                                  ----------         --------
                                                  $2,438,000         $600,000
                                                  ==========         ========

     In connection with the UTCO and related party loans above, the Company issued the lenders warrants to purchase 337,500 shares of common stock at an exercise price of $4.80 per share. The warrants expire in five years and were independently valued at approximately $12,000. This amount represents original issue discount which is expected to be charged to operations in the first quarter of fiscal 1997.

NOTE 9 -- LONG-TERM DEBT

                                                              May 31,
                                                    --------------------------
                                                       1996            1995
                                                    ----------      ----------
Chelan County, State of Washington
  Principal amount is payable in June 1997. Holder
  may demand payment at any time. Interest is
  payable quarterly at 3%. Collateralized by a
  $2,000,000 letter of credit and personal
  guarantees of certain stockholders (Note 7)...    $2,000,000      $2,000,000

Bank
  Industrial revenue bond payable in monthly
  installments of $19,200, including interest at
  8.12% through November 2009. Collateralized by
  land, building and equipment of Morel, personal
  guarantees of certain stockholders and the
  guarantee of the
  Company ......................................     1,367,000

City of Entiat
  Note payable in monthly installments of $7,300,
  including interest at 8% through May 2001 at
  which time the balance of $200,100 will be due.
  Collateralized by accounts receivable,
  inventory, equipment and real property of Morel
  and the guarantee of the Company. Subordinated
  to the bank industrial revenue bond
  debt .........................................       600,000

Individual
  Note payable in monthly installments of $8,300,
  including interest at 10.25% until February 1998
  at which time the balance of $179,000 will be
  due. Collateralized by patents and accounts
  receivable of Pacific Coast ..................       303,000         368,000

Bank
  Note payable in monthly installments of $5,900,
  including interest at a designee's prime rate
  plus 1% through March 1999, at which time the
  balance of $82,000 is due. Collateralized by
  real property of Cashmere and personal guarantee
  of a certain stockholder (Note 6) ............       235,000         279,000

Bank
  Note payable in monthly installments of $7,800,
  plus interest at the bank's prime rate plus
  1.75% through September 1998. Cross
  collateralized and cross-defaulted with bank
  loan agreement (Note 7) ......................       219,000

Corporation
  Note payable in quarterly installments of
  $12,200, including interest at 8% through
  March 2001, unsecured ........................       200,000

Various
  Notes payable in total monthly installments of
  $15,000, including interest at 9% to 14%.
  Collateralized by equipment of the Company           621,000         489,000

Title Company
  Note payable in quarterly interest only payments
  at 12% through February 1997 at which time the
  balance of $177,000 will be due. Collateralized
  by the real and personal property of Morel.
  Subordinated to certain other debt ...........       177,000

Quest for Economic Development
  Note payable in monthly installments of $1,700
  including interest at 10.5% through April 2000
  at which time the balance of $58,000 will be
  due. Collateralized by the personal residences
  and guarantees of certain stockholders .......        92,000

Former stockholders of Seismic (Florida corporation)
  Notes payable due November 1996, unsecured....       200,000

Former stockholder of Seismic (Florida corporation)
  Note payable in monthly installments of $5,000
  through October 1997, unsecured...............        85,000
                                                    ----------      ----------
                                                     6,099,000       3,136,000
Less current portion............................     4,290,000       2,508,000
                                                    ----------      ----------
Long-term portion...............................    $1,809,000      $  628,000
                                                    ==========      ==========

     The industrial revenue bond agreements require, among other matters, that the Company maintain minimum working capital, tangible net worth and debt to tangible net worth ratios. In conjunction with the merger of Morel, the bank restructured the covenants through the expiration of the agreements. The Company was not in compliance with the covenants at May 31, 1996. The bank has provided a waiver of the covenants through September 1, 1996 at which time the entire balance due under the bond agreements is callable. The outstanding principal balance has been classified as a current liability.

     Long-term debt matures as follows:


Year Ending May 31,                   Amount
- -------------------                ----------
1997.........................      $4,290,000
1998.........................         677,000
1999.........................         346,000
2000.........................         265,000
2001.........................         153,000
Thereafter...................         368,000
                                   ----------
                                   $6,099,000

NOTE 10 -- LEASING ARRANGEMENTS AND COMMITMENTS

(a) Capital lease obligations -- The Company is obligated under several capital lease arrangements to finance the acquisition of machinery and office equipment. Assets under capital leases are capitalized using interest rates appropriate at the inception of the lease.

     Minimum lease payments under the capital leases and the present value of the minimum lease payments are as follows:


Year Ending May 31,                               Amount
- -------------------                             ---------
1997........................................    $ 79,000
1998........................................      64,000
1999........................................      56,000
2000........................................      45,000
2001........................................      25,000
Thereafter..................................      16,000
                                                --------

Total minimum lease payments................     285,000
Less: Amount representing interest..........      80,000
                                                --------
Present value of minimum lease payments.....     205,000
Current portion.............................      53,000
                                                --------
Long-term portion...........................    $152,000
                                                ========

(b) Operating leases -- The Company leases the manufacturing facilities in which Pacific Coast, Cashmere, Ceramic Devices and Seismic are located through November 2005 from the Port of Chelan County. Rent payments through September 2000 are based on a percentage of the base rent, resulting in a deferred rent liability. Rental expense is recorded ratably over the term of the lease. Beginning in October 1998, the base rent is subject to annual adjustments for increases in the Consumer Price Index.

     In February 1995, the Company agreed to cancel the existing lease on the Cashmere facility with a shareholder upon completion of the new facilities to be leased from the Port of Chelan County. A lease cancellation fee of $108,000 was paid and charged to operations in the year ended May 31, 1995.

     In April 1996, the Company moved the manufacturing facilities of Ceramic Devices to Wenatchee. The Company remains obligated under two leases which housed Ceramic Devices' manufacturing facilities in San Diego through April 1997. Monthly payments on the leases are $6,775. While the Company is attempting to sublease the space, there is no assurance that the Company will be successful. The Company has recorded a loss of $73,000 in the year ended May 31, 1996 for the remaining lease payments under the leases.

     The Company has several vehicle and equipment leases with minimum monthly lease payments in the aggregate of approximately $2,700. The lease terms range from three to six years.

     Total rental expense was $516,000 and $421,000 for the years ended May 31, 1996 and 1995, respectively.

     Minimum lease payments under these leases are as follows:


Year ending May 31,                       Amount
- -------------------                    -----------
1997................................   $   389,000
1998................................       349,000
1999................................       357,000
2000................................       331,000
2001................................       323,000
Thereafter..........................     1,380,000
                                        ----------
                                        $3,129,000
                                        ==========

NOTE 11 -- FEDERAL INCOME TAX

     The federal income tax benefit represents the expected utilization of net operating loss (NOL) carryforwards generated subsequent to the Morel and Cashmere mergers. Loss carryforwards generated by the Company prior to such mergers may, subject to certain limitations, reduce tax liabilities on future earnings, or in part, reduce remaining deferred tax liabilities by reduction of the costs in excess of net book value of acquired assets in the Morel merger. The benefits of $67,000 and $241,000 recognized in the years ended May 31, 1996 and 1995, respectively, resulted from recording net operating losses available to offset deferred tax liabilities. The income tax benefit reflected in the statement of operations is less than the statutory rate of 34% because of certain nondeductible expenses and limitations on the utilization of net operating losses.

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $8,829,000, the benefits of which expire in the tax year 2001 through the tax year 2011. The net operating losses created by the subsidiaries prior to their acquisition and the net operating losses created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition, have limitations related to the amount of usage by each subsidiary or taxable consolidated group as described in the Internal Revenue Code. The following approximate net operating losses are available on an individual company basis, without taking into account the aforementioned expirations or limitations: PCT Holdings, Inc. $126,000, Pacific Coast $5,584,000,

Ceramic Devices $342,000, Morel $1,979,000, Seismic $107,000, and Cashmere $691,000. If the subsidiaries achieve profitable operations, the net operating loss carryforwards available should reduce the federal income taxes due in future tax years.

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                     May 31,
                                          --------------------------------
                                              1996                1995
                                          ------------        ------------
Deferred tax assets
Inventory..............................   $     91,000          $  185,000
Net operating loss carryforward........      3,002,000           2,130,000
Other..................................        183,000              55,000
Valuation allowances...................     (2,429,000)         (2,015,000)
                                          ------------          ----------
                                               847,000             355,000
Deferred tax liabilities
Depreciation...........................      1,439,000             355,000
                                          ------------          ----------

Net deferred tax liability.............   $    592,000          $    --
                                          ============          ==========

     SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." Management believes that some of the excess of NOL carryforwards over temporary differences may be utilized in future periods. However, due to the uncertainty of future federal taxable income, a valuation allowance for the full amount of the net deferred tax asset has been recorded at May 31, 1996 and 1995. Due to limitations on the availability of certain of the NOL's referred to above, deferred tax liabilities associated with fixed assets acquired in the Morel merger have not been fully offset.

NOTE 12 -- COMPENSATION PLANS AND COMMITMENTS

     Long-term investment and incentive plan. The Company has a long-term stock investment and incentive plan (the Option Plan) under which directors, officers, key employees and other key individuals may be awarded stock options, stock appreciation rights, stock bonuses and cash bonuses. Under the plan, the option exercise price is generally no less than fair market value at the date of grant. Options expire no later than ten years from the grant date.

     The Company has evaluated the effect of the recent accounting pronouncement, SFAS No. 123 "Accounting for Stock-Based Compensation." The Company intends to continue to apply APB Opinion No. 25 in accounting for stock-based compensation for purposes of determining net income and to adopt the pro forma disclosure requirements of SFAS No. 123 in the year ending May 31, 1997.

     During the year ended May 31, 1996, the Company granted options to purchase 145,283 shares of the Company's common stock under the Option Plan, with a weighted average exercise price of $5.08 per share. The exercise price of the options granted equaled the fair market value of the Company's common stock on the dates of grant. No options granted were exercised or canceled during the year ended May 31, 1996. Of the options outstanding, 23,333 are currently exercisable. The remaining 121,950 outstanding options vest, if at all, in increments of 24,390 shares on each of June 1, 1996, 1997, 1998, 1999 and 2000. All outstanding options will expire in November 2005. There were no options under the Option Plan granted prior to the year ended May 31, 1996, and therefore there were no outstanding options under the Option Plan at May 31, 1995.

     In May 1996, the Company agreed to grant an officer an option to purchase 845,000 shares of the Company's common stock under the Option Plan, upon the effective date of the public offering. The exercise price is contingent upon the price of the public offering, but in no event will it be less than $3.75 per share. The option will expire ten years after the date of grant.

     Independent Director Stock Plan - During the year ended May 31, 1996, the Company adopted an Independent Director Stock Plan (the Director Plan) under which non-employee directors (Independent Directors) of the Company are awarded stock. The Director Plan provides for an initial award of 500 shares of the Company's common stock to each of the Independent Directors serving upon adoption of the Director Plan, and an initial award of 500 shares of the Company's common stock to each new Independent Director. In addition, the Director Plan provides for an annual award to each Independent Director equivalent to the result of $5,000 divided by the fair market value of the Company's common stock on the award date. The initial award is fully vested upon the date of the award. The annual award vests in full on the first anniversary following the date of the annual award if the Independent Director has attended at least 75% of the regularly scheduled meetings of the Board during the year. If an Independent Director does not attend 75% of the regularly scheduled meetings of the board between the date of award of an annual award and the first anniversary thereof, the shares shall be forfeited. In November 1995, 9,000 shares of the Company's common stock were issued to the Independent Directors. Included in the year ended May 31, 1996 is $24,000 of compensation expense resulting from the shares issued.

     Employment agreements. The Company has employment agreements with certain officers and key employees. The agreements are generally for three year terms and are cancelable for cause. Compensation under the agreements includes base compensation plus incentives including up to 136,666 stock options, under the Option Plan, with exercise prices ranging from $2.00 to $8.00 per share. The incentives are awarded at the discretion of the Board of Directors on an annual basis. The stock options are not considered granted until awarded by the Board of Directors.

     Other agreements. The Company, from time to time, enters into other agreements with employees.

     Effective as of February 15, 1995, the Company converted warrants issued by Original PCTH into warrants for the purchase of an aggregate of 125,000 shares of the Company's common stock to certain management employees, exercisable at $2.00 per share, the fair value on the date of grant. The warrants expire in December 2004 and February 2005, respectively. The warrants were outstanding at May 31, 1996 and 1995.

     On January 31, 1995, the Company granted warrants for the purchase of up to 35,000 shares of common stock at $2.00 per share, the fair value on the date of the agreement, to a certain employee. The exercise of the warrants was contingent upon the issuance of a patent and Pacific Coast achieving certain sales goals for calendar years 1996 and 1997. On July 18, 1995, the measurement date, the patent was issued and 15,000 of the warrants vested and became exercisable. The fair market value of the Company's common stock was $5.80 per share at the date the warrants vested. The Company has capitalized patent costs of $57,000 related to the excess of the fair market value of the common stock over the exercise price of the warrants at the measurement date.

     Retirement plan. The Company maintains a 401(k) plan covering all eligible employees who meet service requirements as provided in the plan. Company contributions to the profit sharing plan are determined annually by the Board of Directors. No contributions were made by the Company to the plan during the years ended May 31, 1996 and 1995.

NOTE 13 -- COMMON STOCK

     On July 18, 1994, the Original PCTH Board of Directors approved a one-for-three reverse split of Original PCTH's common stock. This split resulted in a decrease of 10,309,834 shares of common stock outstanding. On January 26, 1995, the Original PCTH Board of Directors approved a one-for-two reverse split of Original PCTH's common stock. This split resulted in a decrease of 2,963,675 shares of common stock outstanding. All share and per share amounts have been restated to retroactively reflect these stock splits.

     During the year ended May 31, 1995, just prior to the Verazzana merger (Note 1) the Original PCTH Board of Directors gave all option and warrant holders the choice of exercising options and warrants at one-half the original exercise price, or exercising the options at no price and receiving one share of common stock for every four shares issuable upon exercise of options or warrants held. Options and warrants to purchase a total of 94,444 shares and 292,965 shares, respectively, were exercised with resulting proceeds of $30,000 and $54,995, respectively. The holders of the options and warrants received 48,610 and 111,433 shares of Original PCTH common stock, respectively. The fair market value of the common stock at the date of exercise was $1.98 per share. Included in merger, acquisition and capital costs during the year ended May 31, 1995 is $231,888 related to the repricing of the options and warrants. No options or warrants were exercised during the year ended May 31, 1996.

     The Company entered into funding agreements with a Swiss company to find suitable and qualified investors to purchase shares of the Company's common stock in an offering exempt from registration under Regulation S of the Securities Act of 1933, as amended (Regulation S). The Swiss company facilitated the sale of 1,429,470 shares of the Company's common stock with net proceeds of $4,908,000, or an average of $3.43 per share, during the year ended May 31, 1996 and 699,000 shares of the Company's common stock with net proceeds of $3,596,000, or an average of $5.14 per share, during the year ended May 31, 1995. The Swiss company received a commission of $375,000 and a designee of the Swiss company received 65,000 shares of the Company's common stock during the year ended May 31, 1996. The Swiss company received $478,000 and designees of the Swiss company received 1,000,000 shares of the Company's common stock during the year ended May 31, 1995.

     At May 31, 1996, the Company had stock subscriptions receivable of $1,030,000 after deduction of commissions related to the sales of 390,000 shares of common stock at $2.54 and $3.00 per share sold under a Regulation S offering in May 1996. The Company received the stock subscription funds in June 1996.

     The following table summarizes option and warrant activity:


                                                                           Year Ended
                                                 -------------------------------------------------------------
                                                        May 31, 1996                       May 31, 1995
                                                 -----------------------------      --------------------------
                                                 Options/        Price per          Options/    Price per
                                                 Warrants        Share              Warrants    Share
                                                 --------        -------------      --------    ------------
Outstanding at beginning of year..........        160,000        $2.00               387,409    $0.60 - 9.00
Options/warrants granted..................        482,783         4.80 - 5.125       160,000        2.00
Exercised.................................                                           387,409        0 - 1.98
Canceled..................................
                                                  -------        -------------       -------    ------------
Outstanding at end of year................        642,783        $2.00 - 5.125       160,000    $  2.00
                                                  =======                            =======

NOTE 14 -- CONTINGENCIES

     In the normal course of business, the Company disposes of potentially hazardous material which could result in claims related to environmental cleanup. The Company has not been notified of any related claims. The Company is subject to various other environmental and governmental regulations, however, the extent of any non-compliance with those regulations is not ascertainable.

     The Company is currently a party to various legal actions or claims arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or results of operations.

NOTE 15 -- SUBSEQUENT EVENTS

     (a) During June 1996, the Company reduced the principal amount of certain notes payable, as described in Note 8, utilizing proceeds from the May 1996 Regulation S offering, as described in Note 13.

     (b) The Company has entered into an underwriting agreement to sell 2,250,000 units composed of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock at a price of $3.125 per unit. A portion of the proceeds will be used to repay approximately $2,190,000 of notes payable and long-term debt.

NOTE 16 -- OTHER RELATED PARTY TRANSACTIONS

     On October 9, 1995, a director of the Company loaned Morel $100,000 pursuant to the terms of a promissory note for working capital until consummation of the Morel merger. In December 1995, Morel paid the principal balance of the note, plus $5,000 as consideration for making this loan.

     In February 1995, a director of the Company from February 1995 to April 1996 and of Original PCTH and its successor from May 1994 to April 1996, exchanged his rights in a consulting contract with Original PCTH for shares of common stock of Original PCTH, which were subsequently converted to 17,361 shares of the Company's common stock.

NOTE 17 - BUSINESS SEGMENT INFORMATION

     The Company operates through five subsidiaries and operates in two general business segments, "Electronic and Safety Products" and "Machined and Cast Metal Products." In the first segment, Pacific Coast and Ceramic Devices develop, manufacture, market and sell electronic packaging, connectors, and filter devices, and Seismic designs and sells natural gas shut-off valves. In the second segment, Cashmere and Morel manufacture machined and cast metal products. There is vertical integration at various levels and segment transfers are accounted for on an arm's length pricing basis.

     In computing income (loss) from continuing operations for each segment, all costs have been allocated to segments except merger, acquisition and capital costs.

     Identifiable assets are those assets used in the Company's operations in each business segment, and the identifiable assets do not include advances or loans between the business segments. There are no identifiable corporate assets, and no allocations were necessary for assets used jointly by the business segments.


                                                       Year Ended May 31,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Net sales
   Electronic and safety products...............   $   8,533,00    $  4,280,000
   Machined and cast metal products.............     12,192,000       6,755,000
                                                   ------------    ------------
                                                   $ 20,725,000    $ 11,035,000
                                                   ============    ============

Loss from continuing operations
   Electronic and safety products...............   $   (376,000)   $   (847,000)
   Machined and cast metal products.............       (586,000)       (267,000)
                                                   ------------    ------------
Loss............................................       (962,000)     (1,114,000)
   Corporate expenses, adjustments and other....       (104,000)       (538,000)
                                                   ------------    ------------
                                                   $ (1,066,000)   $ (1,652,000)
                                                   ============    ============

Identifiable assets
   Electronic and safety products...............   $  1,383,000    $  1,287,000
   Machined and cast metal products.............      9,273,000       2,397,000
                                                   ------------    ------------
                                                   $ 10,656,000    $  3,684,000
                                                   ============    ============

Capital expenditures
   Electronic and safety products...............   $    469,000    $    876,000
   Machined and cast metal products.............      1,424,000         209,000
                                                   ------------    ------------
                                                   $  1,893,000    $  1,085,000
                                                   ============    ============

Depreciation and amortization
   Electronic and safety products...............   $    270,000    $    209,000
   Machined and cast metal products.............        426,000         162,000
                                                   ------------    ------------
                                                   $    696,000    $    371,000
                                                   ============    ============

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective for fiscal 1996, the Company dismissed its principal independent accountant, Schvaneveldt and Company, a Salt Lake City, Utah, public accounting firm ("Schvaneveldt"). The purpose for dismissing Schvaneveldt was to replace that firm with the Seattle, Washington-based certified public accounting firm of Moss Adams LLP ("Moss Adams"). Moss Adams had been the independent accountant of Pacific Coast and its parent before the Verazzana merger. Because prior to the Verazzana merger the Company's sole business activity was seeking a possible merger candidate, and because Pacific Coast and its parent had significant pre-merger business operations with which Moss Adams was familiar, the Company's Board determined that it would be in the best interests of the Company to engage Moss Adams to continue as its independent certifying accountant after the merger.

     During the Company's past two fiscal years, Schvaneveldt prepared no financial statement for the Company which contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. At the time the Board replaced Schvaneveldt with Moss Adams, Schvaneveldt was not preparing any financial statements for the Company. There were no disagreements between the Company and Schvaneveldt on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Schvaneveldt's satisfaction, would have caused it to make reference to the subject matter of such disagreement in connection with any report it may have prepared. Schvaneveldt furnished the Company a letter addressed to the SEC stating that it agreed with the above statements. A copy of that letter, dated June 20, 1995, is attached as Exhibit 16 to the Company's Form 8-K/A, filed on June 22, 1995.

                                  PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth information as of August 9, 1996 (unless otherwise noted) regarding the directors and executive officers of the Company.


                                         Director or
Name                              Age    Officer Since   Position with Company
- ----                              ---    -------------   ---------------------

Donald A. Wright(1)               44     02/95           Chairman of the Board, Chief
                                                         Executive Officer and President
Herman L. "Jack" Jones            65     02/95           Executive Vice President, Chief
                                                         Operating Officer  and Director
Roger P. Vallo(1)(2)(3)(4)        61     02/95           Director
Robert L. Smith(1)(4)             81     02/95           Director
Nick A. Gerde                     51     02/95           Vice President Finance, Chief
                                                         Financial Officer and Treasurer
Donald B. Cotton(2)(4)            58     02/95           Director
Paul Schmidhauser(3)              47     11/95           Director
Allen W. Dahl, M.D.(1)(2)(3)(4)   68     02/95           Director

- -----------------------------
(1) Member of the Nominating Committee
(2) Member of the Compensation Committee
(3) Member of the Option Committee
(4) Member of the Finance and Audit Committee


     Donald A. Wright has been the Chairman of the Board, Chief Executive Officer and President of the Company since February 1995, and held those same positions with Original PCTH and its successor from May 1994 until the successor was dissolved in May 1996. Mr. Wright has been an officer and director of Pacific Coast and its predecessor, Kyle Technology Corporation, since 1990. Mr. Wright also has been an officer and director of each of the Company's other operating subsidiaries since their respective acquisitions by the Company.

     Herman L. "Jack" Jones has been Executive Vice President, Chief Operating Officer and a director of the Company since February 1995, and held those same positions with Original PCTH and its successor from May 1994 until the successor was dissolved. Mr. Jones also has served as a director of Pacific Coast since April 1994, a director of Morel since December 1995 and a director of Seismic since October 1995. Mr. Jones founded Cashmere, has served as a director of Cashmere since 1969, and served as President of Cashmere from that time until August 21, 1996.

     Nick A. Gerde has been the Vice President Finance and Chief Financial Officer of the Company since February 1995. He has been the Treasurer of the Company since August 9, 1996. Mr. Gerde is also an officer and director of each of the Company's operating subsidiaries. Mr. Gerde served as Controller/CFO of Hydraulic Repair & Design, Inc., a regional hydraulic component repair and wholesale distribution company, from March 1990 through April 1993; Business Development Specialist with the Economic Development Council of North Central Washington from July 1993 to
June 1994; and vice president of Televar Northwest, Inc., a closely held telecommunications company, from July 1994 to February 1995. Mr. Gerde is a certified public accountant.

     Roger P. Vallo has been a director of the Company since February 1995 and was the Secretary of the Company from that date until August 9, 1996. Mr. Vallo held those same positions with Original PCTH and its successor from May 1994 until the successor was dissolved. Mr. Vallo served as a director of Pacific Coast from February 1991 to November 1995 and as Secretary from July 1993 to October 1994. From 1990, he served as a director of the predecessor of Pacific Coast and subsequently as a director of Pacific Coast. Mr. Vallo also is the President and Chief Executive Officer of Prudential Preferred Properties in Everett, Washington.

     Robert L. Smith has been a director of the Company since February 1995 and was the Treasurer of the Company from that date until July 9, 1996. Mr. Smith held those same positions with Original PCTH and its successor from May 1994 until the successor was dissolved. Prior to May 1994, he served as a director and officer of Pacific Coast. Mr. Smith is engaged in the commercial real estate business for Prudential Preferred Properties in Everett, Washington.

     Donald B. Cotton has been a director of the Company since
February 1995, and was a director of Original PCTH and its successor from May 1994 until the successor was dissolved. He was a director of Pacific Coast from October 1993 to October 1994. Mr. Cotton retired from GTE in 1993, where he served most recently as a vice president. He is currently self-employed as a software consultant.

     Allen W. Dahl, M.D. has been a director of the Company since
February 1995, and was a director of Original PCTH and its successor from October 1994 until the successor was dissolved. Dr. Dahl is a semi-retired physician, practicing in the Puget Sound region of Washington.

     Paul Schmidhauser has been a director of the Company since November 1995. Mr. Schmidhauser currently manages SIR Schmidhauser Industrial Representations AG, a Swiss company. From January 1994 to January 1995, Mr. Schmidhauser was a private investor. Prior to January 1994, Mr. Schmidhauser was a Vice President of ABB W&E Umwelttechnik AG, a Swiss company.

     Directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and duly qualified. Under the terms of an agreement between Lysys Ltd. ("Lysys") and the Company, dated January 3, 1995, Lysys has the right to nominate one of the Company's Board members, until July 1998.
Mr. Schmidhauser is the current designee of Lysys to the Board of Directors. See Item 12 - "Certain Relationships and Related Transactions." Executive officers are elected by the Board of Directors of the Company at the first Board meeting after each annual meeting of shareholders and hold office until their successors are elected and duly qualified.

Significant Employees

     John M. Eder, 53, has been President and a director of Seismic since October 1995. He also has served as Executive Vice President of Cashmere since September 1990, and as a director of Cashmere since October 1994.

     Mark Morel, 41, has been President of Morel since July 23, 1996 and was Vice President of Sales of Morel from July 1989 to July 23, 1996. He has been a director of Morel since December 1988.

     Stephen L. Morel, 43, has been Vice President of Technology of Morel since July 23, 1996 and was President of Morel from February 1989 to
July 23, 1996. He has been a director of Morel since May 1976. Stephen Morel and Mark Morel, above, are brothers.

     Ivan G. Sarda, 63, has been President and a director of Ceramic Devices since April 1995. Before the Company's acquisition of Ceramic Devices, Mr. Sarda was a founder and served as President and a director of Ceramic Devices' predecessor.

     Lewis L. Wear, 55, has been President of Pacific Coast since
February 1996, and a director of Pacific Coast since November 1995. He also has been a director of Ceramic Devices since November 1995. Prior to November 1995, Mr. Wear was Vice President of Sales for Vacuum Atmospheres, a division of WEMS, Inc.

     Garry R. Vandekieft, 55, has been President of Cashmere since
August 21, 1996, and was General Manager of Cashmere from June 17, 1996 to August 21, 1996. Prior to being employed by Cashmere, Mr. Vandekieft served as Manufacturing Operations Manager of Advanced Wind Turbines during 1995 and 1996, and as Director of Manufacturing of Master-Halco from 1990 through 1994.

Director Compensation

     The Independent Director Stock Plan, approved by the shareholders of the Company in November 1995, provides for an initial award of 500 shares of Common Stock and an annual award of $5,000 worth of Common Stock to each non-employee director. Each non-employee director who serves on a committee of the Board of Directors is entitled to receive a fee of $1,000 per year for each committee on which that director serves, and the chairperson of each committee is entitled to receive an additional $500 fee per year. In addition, each non-employee director of a subsidiary of the Company, who is not a director of the Company, will receive a fee of up to $1,000 per year. At the Board's option, persons who serve as directors of a subsidiary of the Company may be eligible for additional fees. Each of the cash fees may be paid, at the Board's option, in shares of Common Stock. Non-employee directors receive no salary for their services and receive no fee from the Company for their participation in meetings, although all directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board. As of May 31, 1996, 9,000 shares have been issued to Directors under the Independent Director Plan, with 6,000 shares subject to forfeiture if certain conditions are not met.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of the copies of the forms provided to the Company, or written representations that no other filing of forms was required, the Company believes that during the fiscal year ended May 31, 1996, all Section 16(a) filing requirements applicable to such reporting persons were complied with. An amended Form 3 was filed on August 22, 1996, to reflect certain shares that have been held on behalf of Donald A. Wright in an IRA account since July 18, 1994. The beneficial ownership of these shares has previously been disclosed in the Company's filings with the Securities and Exchange Commission, but Mr. Wright's Form 3, filed in fiscal 1995, had not previously included these shares.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth the annual and long-term compensation of Donald A. Wright ("Named Executive") for services in all capacities to the Company for the last three fiscal years. No other officer of the Company received annual salary and bonuses exceeding $100,000 in the fiscal year ended May 31, 1996. This table and the following tables do not include stock options granted to Mr. Wright on July 15, 1996 for 845,000 shares of Common Stock, at $4.6875 per share. The tables also do not include stock options granted to Mr. Wright on July 30, 1996 for 60,000 shares of Common Stock, at an exercise price of at $2.375 per share, which are subject to shareholder approval of certain amendments to the Company's stock incentive plan. See "Benefit Plans," below.


                                                                        Long-Term Compensation
                                                                  ---------------------------------
                                  Annual Compensation                    Awards             Payouts
                       ----------------------------------------   -------------------------  -------
                                                                               Securities
                                                       Other      Restricted   Underlying
                                                      Annual        Stock       Options/      LTIP       All Other
Name and               Fiscal   Salary    Bonus    Compensation     Awards        SARs      Payouts    Compensation
Principal Position     Year(1)   ($)      ($)          ($)           ($)          (#)         ($)          ($)
- ------------------     -------  ------    -----     -----------   -----------  -----------  -------    ------------
Donald A.                 1996   110,577    0            0             0       112,560          0          400(5)
Wright(2)(3)              1995    83,654    0            0             0       100,000(4)       0            0
CEO and President         1994    75,000    0            0             0             0          0            0

- -----------------------------

(1) Information is shown for the May 31 fiscal years of the Company and, prior to February 1995, Original PCTH, which employed Mr. Wright during the relevant periods.

(2) Mr. Wright became the Chief Executive Officer of the Company in February 1995, upon effectiveness of the merger of Original PCTH into a wholly owned subsidiary of the Company. See Item 1 - "Description of Business - Acquisition History."

(3) The compensation shown for Mr. Wright for the fiscal year ended May 31, 1994 was paid by Original PCTH.

(4) Represents unexercised, but exercisable, warrants to purchase 100,000 shares of Common Stock. See "Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values," below.

(5)  Represents estimated value of the personal use of a company car.


Option Grants

     The following table sets forth information on grants of stock options or other similar rights by the Company during the last fiscal year to the Named Executive.


                                                Percent of Total                     Market Price
                      Number of Securities        Options/SARs         Exercise or    on Date of
                       Underlying Options/    Granted to Employees     Base Price       Grant            Expiration
Name                    SARs Granted (#)         in Fiscal Year         ($/Share)     ($/Share)             Date
- ----                  --------------------    --------------------     -----------   -------------       ----------
Donald A. Wright             97,560                    67%                5.125          5.125           10/30/2005
                             15,000                    10%                4.875         4.875(1)         11/28/2005

- -----------------------------
(1) Documentation regarding these options originally reflected an exercise price of $2.00 per share, per Mr. Wright's employment agreement. During the fiscal year, the Board of Directors clarified that the exercise price of the options was to have been $4.875 per share, the closing sale price of the Common Stock on the Nasdaq SmallCap Market on the date the options were granted, and the documentation for the options was revised accordingly.

     Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values. The following table sets forth information concerning exercise of stock options and warrants during the last fiscal year by the Named Executive and the fiscal year end value of unexercised options:


                                                         Number of Securities            Value of Unexercised
                                                        Underlying Unexercised           In-the-Money Options/
                                                      Options/SARs at FY-end (#)          SARs at FY-end ($)
                       Shares Acquired    Value     -----------------------------    -----------------------------
Name                   on Exercise (#)   Realized   Exercisable     Unexercisable    Exercisable     Unexercisable
- ----                   ---------------   --------   -----------     -------------    -----------     -------------
Donald A. Wright              0             0        134,512(1)        78,048          209,000            N/A

- -----------------------------
(1) Includes warrants that were granted by Original PCTH on December 24, 1994, and converted by the Company, as of February 17, 1995, into warrants to purchase 100,000 shares of Common Stock at $2.00 per share, which are currently exercisable in full.

Employment Agreements

     Mr. Wright has been employed by the Company pursuant to an Employment Agreement dated January 1, 1995, as amended on March 1, 1996 (the "Recent Employment Agreement"). The Recent Employment Agreement was superseded by an Employment Agreement dated as of June 1, 1996 (the "New Employment Agreement"). The New Employment Agreement has a term of two years, ending on May 31, 1998, unless terminated earlier for "cause" (as defined in the New Employment Agreement). Both employment agreements prohibit Mr. Wright from competing with the Company for two years following termination. Under the Recent Employment Agreement, Mr. Wright received an annual base salary of $100,000 for calendar year 1995, and salary at an annual rate of $125,000 for the first five months of calendar year 1996. Under the New Employment Agreement, Mr. Wright receives an annual base salary of $160,000 and $175,000 for fiscal years 1997 and 1998, respectively, subject to any increase that may be determined to be appropriate by the Board of Directors. In addition, under the New Employment Agreement, if a "change of control" of the Company occurs and within six months thereafter Mr. Wright is terminated without "cause" or terminates his employment for "good reason" (as such terms are defined in the New Employment Agreement), Mr. Wright would be entitled to receive a severance payment equal to twice his annual base salary then in effect, subject to certain exceptions provided in the New Employment Agreement. The term "change of control" includes the following events: (i) a change in composition of the Board of Directors over any two-year period such that the directors at the beginning of the period, together with directors subsequently approved by the continuing directors, no longer constituted a majority of the Board, or (ii) any person becoming the beneficial owner of securities having 30% or more of the voting power of the Company's outstanding voting securities, subject to certain exceptions in the New Employment Agreement. Any such severance payment under the New Employment Agreement would be reduced to the extent necessary to avoid subjecting the payment to penalty taxes on parachute payments. In addition to such severance payment, Mr. Wright and his family would be entitled to continue to participate for one year after such termination in employee health and medical benefits plans and programs in which they were participants when employment terminated, to the extent permitted by such plans and programs. In fiscal 1996, the Board of Directors awarded Mr. Wright options to purchase up to 15,000 shares of Common Stock at $4.875 per share for his performance during fiscal year 1995, all of which are currently exercisable. During fiscal 1997, the Board of Directors awarded Mr. Wright an option to purchase 845,000 shares of Common Stock at $4.6875 per share. Also during fiscal 1997, the Board of Directors awarded Mr. Wright options to purchase up to 60,000 shares of Common Stock at $2.375 per share, all of which are subject to shareholder approval of the Plan Amendments referred to below (see "Benefit Plans"), and 30,000 of which will be exercisable upon shareholder approval of such amendments.

Benefit Plans

     1995 Stock Incentive Plan, as amended

     The Company's 1995 Stock Incentive Plan, as amended by the Board of Directors on July 30, 1996, subject to shareholder approval of such amendments (as amended, the "Plan") provides for the award of incentive stock options ("ISOs") to key employees and the award of non-qualified stock options ("NSOs"), stock appreciation rights ("SARs"), bonus rights, and other incentive grants to employees and certain non-employees (other than non-employee directors) who have important relationships with the Company or its subsidiaries. The July 30, 1996 amendments to the Plan (the "Plan Amendments") would increase the number of shares reserved for issuance under the Plan from 1,000,000 to 2,000,000 and clarify the limitation on options that may be granted to any person in one fiscal year.

     Administration. The Plan may be administered by the Board of Directors or by a committee of directors or officers of the Company. The Board of Directors has designated an Option Committee to administer the Plan. The Option Committee determines and designates the individuals to whom awards under the Plan should be made and the amount and terms and conditions of the awards, except that if officers of the Company serve on the Option Committee it may not grant options to such officers. The Option Committee may adopt and amend rules relating to the administration of the Plan, but only the Board of Directors may amend or terminate the Plan. The Plan is administered in accordance with Rule 16b-3 adopted under the Exchange Act.

     Eligibility. Awards under the Plan may be made to employees, including employee directors, of the Company and its subsidiaries, and to nonemployee agents, consultants, advisors, and other persons (but not including nonemployee directors) that the Option Committee believes have made or will make an important contribution to the Company or any subsidiary thereof.

     Shares Available. Subject to adjustment as provided in the Plan, a maximum of 2,000,000 shares of Common Stock are reserved for issuance thereunder. The maximum number of shares with respect to which options may be granted to any person during any fiscal year is 1,000,000. If an option, SAR or performance unit granted under the Plan expires or is terminated or canceled, the unissued shares subject to such option, SAR or performance unit are again available under the Plan. In addition, if shares sold or awarded as a bonus under the Plan are forfeited to the Company or repurchased thereby, the number of shares forfeited or repurchased are again available under the Plan.

     Term. Unless earlier terminated by the Board, the Plan will continue in effect until the earlier of: (i) ten years from the date on which the Plan is adopted by the Board, and (ii) the date on which all shares available for issuance under the Plan have been issued and all restrictions on such shares have lapsed. The Board may suspend or terminate the Plan at any time except with respect to options, performance units, and shares subject to restrictions then outstanding under the Plan.

     Stock Option Grants. The Option Committee may grant ISOs and NSOs under the Plan. With respect to each option grant, the Option Committee determines the number of shares subject to the option, the option price, the period of the option, the time or times at which the option may be exercised (including whether the option will be subject to any vesting requirements and whether there will be any conditions precedent to exercise of the option), and the other terms and conditions of the option.

     ISOs are subject to special terms and conditions. The aggregate fair market value, on the date of the grant, of the Common Stock for which an ISO is exercisable for the first time by the optionee during any calendar year, may not exceed $100,000. An ISO may not be granted to an employee who possesses more than 10% of the total voting power of the Company's stock unless the option price is at least 110% of the fair market value of the Common Stock subject to the option on the date it is granted and the option is not exercisable five years after the date of grant. No ISO may be exercisable after ten years from the date of grant. The option price may not be less than 100% of the fair market value of the Common Stock covered by the option at the date of grant.

     In general, no vested option may be exercised unless at the time of such exercise the optionee is employed by or in the service of the Company or any subsidiary thereof, within 12 months following termination of employment by reason of death or disability, or within three months following termination for any other reason except for cause. Options are nonassignable and nontransferable by the optionee except by will or by the laws of descent and distribution at the time of the optionee's death. No shares may be issued pursuant to the exercise of an option until full payment therefor has been made. Upon the exercise of an option, the number of shares reserved for issuance under the Plan will be reduced by the number of shares issued upon exercise of the option. As of August 15, 1996, options to purchase an aggregate of 995,283 shares of Common Stock have been granted under the Plan, and options to purchase an additional 115,000 shares have been granted, subject to shareholder approval of the Plan Amendments. See "Description of Securities - Stock Options."

     Stock Appreciation Rights. The Option Committee may grant SARs under the Plan. Each SAR entitles the holder, upon exercise, to receive from the Company an amount equal to the excess of the fair market value on the date of exercise of one share of Common Stock of the Company over its fair market value on the date of grant (or, in the case of a SAR granted in connection with an option, the excess of the fair market value of one share of Common Stock of the Company over the option price per share under the option to which the SAR relates), multiplied by the number of shares covered by the SAR or the option. Payment by the Company upon exercise of a SAR may be made in Common Stock, in cash, or by a combination of Common Stock and cash.

     If a SAR is granted in connection with an option, the following rules shall apply: (i) the SAR shall be exercisable only to the extent and on the same conditions that the related option could be exercised; (ii) the SAR shall be exercisable only when the fair market value of the stock exceeds the option price of the related option; (iii) the SAR shall be for no more than 100% of the excess of the fair market value of the stock at the time of exercise over the option price; (iv) upon exercise of the SAR, the option or portion thereof to which the SAR relates terminates; and
(v) upon exercise of the option, the related SAR or portion thereof terminates.

     Each SAR is nonassignable and nontransferable by the holder except by will or by the laws of descent and distribution at the time of the holder's death. Upon the exercise of a SAR for shares, the number of shares reserved for issuance under the Plan will be reduced by the number of shares issued. Cash payments of SARs will not reduce the number of shares of Common Stock reserved for issuance under the Plan. No SARs have been granted under the Plan.

     Restricted Stock. The Option Committee may issue shares of Common Stock under the Plan subject to the terms, conditions, and restrictions determined thereby. Upon the issuance of restricted stock, the number of shares reserved for issuance under the Plan shall be reduced by the number of shares issued. No restricted shares have been granted under the Plan.

     Stock Bonus Awards. The Option Committee may award shares of Common Stock as a stock bonus under the Plan. The Option Committee may determine the recipients of the awards, the number of shares to be awarded, and the time of the award. Stock received as a stock bonus is subject to the terms, conditions, and restrictions determined by the Option Committee at the time the stock is awarded. No stock bonus awards have been granted under the Plan.

     Cash Bonus Rights. The Option Committee may grant cash bonus rights under the Plan in connection with (i) options granted or previously granted, (ii) SARs granted or previously granted, (iii) stock bonuses awarded or previously awarded, and (iv) shares issued under the Plan. Bonus rights granted in connection with options entitle the optionee to a cash bonus if and when the related option is exercised. The amount of the bonus is determined by multiplying the excess of the total fair market value of the shares acquired upon the exercise over the total option price for the shares by the applicable bonus percentage. The bonus rights granted in connection with a SAR entitle the holder to a cash bonus when the SAR is exercised. The amount of the bonus is determined by multiplying the total fair market value of the shares or cash received pursuant to the exercise of the SAR by the applicable percentage. The bonus percentage applicable to any bonus right is determined by the Option Committee but may in no event exceed 75%. Bonus rights granted in connection with stock bonuses entitle the recipient to a cash bonus, in an amount determined by the Option Committee, when the stock is awarded or purchased or any restrictions to which the stock is subject lapse. No bonus rights have been granted under the Plan.

     Performance Units. The Option Committee may grant performance units consisting of monetary units which may be earned if the Company achieves certain goals established by the Committee over a designated period of time. The goals established by the Option Committee may include earnings per share, return on shareholders' equity, return on invested capital, and similar benchmarks. Payment of an award earned may be in cash or in Common Stock or partly in both, and may be made when earned, or vested and deferred, as the Option Committee determines. Each performance unit will be nonassignable and nontransferable by the holder except by will or by the laws of descent and distribution at the time of the holder's death. The number of shares reserved for issuance under the Plan shall be reduced by the number of shares issued upon payment of an award. No performance units have been granted under the Plan.

     Changes in Capital Structure. The Plan provides that if the outstanding Common Stock of the Company is increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any recapitalization, stock split or certain other transactions, appropriate adjustment will be made by the Option Committee in the number and kind of shares available for grants under the Plan. In addition, the Option Committee will make appropriate adjustments in the number and kind of shares as to which outstanding options will be exercisable. In the event of a merger, consolidation or other fundamental corporate transformation, the Board may, in its sole discretion, permit outstanding options to remain in effect in accordance with their terms; to be converted into options to purchase stock in the surviving or acquiring corporation in the transaction; or to be exercised, to the extent then exercisable, during a 30-day period prior to the consummation of the transaction.

Independent Director Stock Plan

     The Company's Independent Director Stock Plan (the "Director Plan") provides for the award of shares of Common Stock to non-employee directors of the Company to attract, reward, and retain qualified individuals to serve as directors and to provide added incentive to such persons by increasing their ownership interest in the Company.

     Administration. The Director Plan may be administered by the Board of Directors or by a committee of directors and officers of the Company. The Board has delegated to the Compensation Committee the responsibility of administering the Director Plan. Subject to the requirements of the Director Plan, the Compensation Committee has the authority to, among other things, determine the fair market value of the Common Stock, interpret the Director Plan and prescribe, amend, and rescind rules and regulations relating thereto, and make all determinations deemed necessary or advisable to administer the Director Plan, except that only the Board of Directors may suspend, amend or terminate the Director Plan. No director may vote on any action by the Board of Directors with respect to any matter relating to an award held by such director. The Director Plan is administered in accordance with Rule 16b-3 adopted under the Exchange Act.

     Eligibility. Shares may be awarded under the Director Plan only to Independent Directors. The term "Independent Director" means a director who is not an employee of the Company or any of its subsidiaries.

     Shares Available. The total number of shares of Common Stock that may be awarded as bonuses under the Director Plan may not exceed 100,000 shares. If any share awarded under the Director Plan is forfeited, such share will again be available for purposes of the Director Plan.

     Term. Unless earlier suspended or terminated by the Board, the Director Plan will continue in effect until the earlier of: (i) ten years from the date on which it is adopted by the Board, and (ii) the date on which all shares available for issuance under the Director Plan have been issued.

     Initial Award. The Independent Directors who were elected at the 1995 annual shareholders meeting each received 500 shares of Common Stock (the "Initial Award") for a total of 3,000 shares. In the future, each new Independent Director will receive an Initial Award upon such Independent Director's first election or appointment to the Board.

     Annual Award. Each Independent Director also will be awarded additional shares (the "Annual Award") in an amount determined in accordance with the formula set forth below, on an annual basis, each time he or she is elected to the Board (or, if directors are elected to serve terms longer than one year, as of the date of each annual shareholders' meeting during that term). The number of shares awarded in the Annual Award will be equivalent to the result of $5,000 divided by the fair market value of a share on the date of the award, rounded to the nearest 100 shares (or a fraction thereof if the Independent Director is elected or appointed to the Board at any time other than at the annual meeting of shareholders). Each of the Independent Directors elected at the 1995 annual shareholders meeting received an Annual Award of 1,000 shares of Common Stock for a total of 6,000 shares.

     Vesting and Forfeiture. Shares issued pursuant to an Initial Award are fully vested upon the date of the award. Shares issued pursuant to an Annual Award vest in full on the first anniversary following the date of the Annual Award if the Independent Director has attended at least 75% of the regularly scheduled meetings of the Board during that year (the "Vesting Period"). If an Independent Director does not attend at least 75% of the regularly scheduled meetings of the Board during the Vesting Period, the shares issued pursuant to that Annual Award will expire and be forfeited without having vested. If a Director ceases to be an Independent Director for any reason other than death or disability before his or her last Annual Award vests, the shares issued pursuant to that Annual Award will be forfeited. If an Independent Director is unable to continue his or her service as a director as a result of his or her disability or death, unvested shares of such Independent Director will immediately become vested as of the date of disability or death. In the event of a merger, consolidation or plan of exchange to which the Company is a party and in which the Company is not the survivor, or a sale of all or substantially all of the Company's assets, any unvested shares will vest automatically upon the closing of such transaction.

     Status Before Vesting. Each Independent Director will be a shareholder of record with respect to all shares awarded under the Director Plan, whether or not vested. No Independent Director may transfer any interest in unvested shares to any person other than to the Company.

Certain Tax Considerations Related to Executive Compensation

     As a result of Section 162(m) of the Internal Revenue Code of 1986, as amended, in the event that compensation paid by the Company to a "covered employee" (the chief executive officer and the next four highest paid employees) in a year were to exceed an aggregate of $1,000,000, the Company's deduction for such compensation could be limited to $1,000,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table shows, to the best of the Company's knowledge based on the records of the Company's transfer agent and the Company's records on issuances of shares, as adjusted to reflect changes in ownership documented in filings with the Securities and Exchange Commission made by certain shareholders and provided to the Company pursuant to Section 16 of the Exchange Act and statements provided to the Company by certain shareholders, Common Stock ownership as of August 14, 1996, by (i) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock ("Principal Shareholder"), (ii) each of the Company's directors, (iii) the Named Executive in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.

                                                                                          Amount and Nature
                                                 Amount and Nature of     Percentage of     of Beneficial
                                                 Beneficial Ownership        Common         Ownership of    Percentage of
Name and Address of Beneficial Owner              of Common Stock(1)        Stock(2)          Warrants         Warrants
- ------------------------------------             --------------------     -------------   ----------------- -------------
Donald A. Wright(3)
c/o PCT Holdings, Inc. ...........................
434 Olds Station Road
Wenatchee, WA 98801 ..............................   1,246,282                 11.6%             1,500              *

Herman L. "Jack" Jones
c/o PCT Holdings, Inc. ...........................
432 Olds Station Road
Wenatchee, WA 98801 ..............................     701,437                  7.2%            ___                 ___

Pensionfund of the Siemens
Companies in Switzerland
CH 8047
Zurich, Switzerland ..............................     650,000                  6.7%            ___                 ___

Stephen Morel
224 Stoneybrook Lane
Wenatchee, WA 98801 ..............................     398,433                  4.1%            ___                 ___

Melvin B. Hoelzle(4)
8105 South Broadway
Everett, WA 98203 ................................     380,500                  3.9%            ___                 ___

Roger Vallo(5)
2707 Colby Avenue
Suite 1101
Everett, WA 98201 ................................     219,026                  2.2%            ___                 ___

Robert L. Smith(6)
20008 Grand Avenue, Apt. 201
Everett, WA 98201 ................................     170,887                  1.8%             5,000              *


Donald B. Cotton(7)
538 Timber Ridge Drive
Trophy Club, TX 76262 ............................     103,609                  1.1%            ___                 ___

Allen W. Dahl
7300 Madrona Drive N.E
Bainbridge Island, WA 98110 ......................      29,276                   *              ___                 ___

Paul Schmidhauser
Rebbergstrasse 28
CH-8112 Otelfingen, Switzerland ..................       2,500                   *               1,000              *

All Executive Officers and .......................   2,518,478(8)              23.4%            11,500              *
Directors as a group (eight
persons)

- -----------------------------
 *   Less than 1%.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days are treated as outstanding for determining the amount and percentage of Common Stock owned by such individual. Shares for which beneficial ownership is disclaimed by an individual also are included for purposes of determining the amount and percentage of Common Stock owned by such individual. To the Company's knowledge, each person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable.

(2) Rounded to the nearest 1/10th of one percent, based on 9,728,309 shares of Common Stock outstanding on August 14, 1996.

(3) Includes 34,266 shares held by Ragen MacKenzie, Incorporated, custodian for Donald A. Wright, in two IRA accounts. Also includes currently exercisable warrants to purchase 100,000 shares of Common Stock, and currently exercisable options to purchase 34,512 shares of Common Stock. Also includes an option to purchase 845,000 shares of Common Stock granted to Mr. Wright on July 15, 1996. Does not include options to purchase 60,000 shares of Common Stock that are subject to shareholder approval of the Plan Amendments. See Item 10 - "Executive Compensation - Benefit Plans." If the Plan Amendments are approved by the shareholders, options to purchase up to 30,000 shares of Common Stock will become immediately exercisable and options to purchase the remaining 30,000 shares of Common Stock will vest on June 1, 1997.

(4) Includes 85,416 shares held by Dain Bosworth, Incorporated, custodian for Melvin B. Hoelzle IRA.

(5) Includes 216,666 shares held by or on behalf of Seattle-First National Bank, custodian for Roger P. Vallo IRA.

(6) Includes a currently exercisable warrant to purchase 37,500 shares of Common Stock.

(7) Includes 69,443 shares held by Lincoln Trust Company, custodian for Donald B. Cotton IRA.


(8) Includes currently exercisable warrants to purchase up to 162,500 shares of Common Stock, and currently exercisable options to purchase up to 892,723 shares of Common Stock. Does not include options granted to two executive officers of the Company to purchase an aggregate of 90,000 shares of Common Stock that are subject to shareholder approval of the Plan Amendments. If the Plan Amendments are approved by the shareholders at the next annual meeting of the Company, options to purchase up to 45,000 shares of Common Stock will become immediately exercisable and options to purchase the remaining 45,000 shares of Common Stock will vest on June 1, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 18, 1994, Pacific Coast received a $2,000,000 loan from the County of Chelan, Washington, secured by a standby letter of credit from the Frontier Bank of Everett, Washington. To secure the Company's obligations under the letter of credit, Melvin B. Hoelzle, a Principal Shareholder, and Robert L. Smith, a director of the Company, each provided a certificate of deposit and executed a guaranty. The Company retired the letter of credit and the obligations of Messrs. Hoelzle and Smith on September 21, 1995.

     On May 31, 1994, Original PCTH acquired all of the outstanding shares of Cashmere from the shareholders of Cashmere, in exchange for common stock of Original PCTH. Herman L. "Jack" Jones, a Principal Shareholder, executive officer, and director of the Company received shares of Original PCTH in that transaction, which were later exchanged for 791,666 shares of the Company. In connection with the acquisition, Cashmere sold the land and buildings, located in Cashmere, Washington, where its manufacturing facilities were then located, to Mr. Jones and John M. Eder, a former director of the Company and presently an Executive Vice President of Cashmere and President of Seismic, for $975,207. Cashmere received a note from Mr. Jones for the sales price, payable in monthly installments of $7,600 through May 2014, including interest at 7% per annum. The note was collateralized by the land and the buildings that then housed Cashmere's operations. No significant gain or loss to the Company resulted from this transaction. Cashmere leased these premises from Mr. Jones for a term of three years with monthly lease payments of $9,000. In May 1995, the Company and Messrs. Jones and Eder reached an agreement for Cashmere to reacquire a portion of the land and buildings. Under that agreement, Cashmere canceled $673,990 of the outstanding note from Mr. Jones, Mr. Jones agreed to assume the payment obligation of Cashmere under certain bank debt related to the property, although Cashmere remains an obligor under that bank debt, and Cashmere renewed the $278,795 balance of the note from Mr. Jones under the same terms as the bank debt. Mr. Jones is negotiating to refinance the bank debt in his name and remove Cashmere as an obligor. There is no assurance that Cashmere will be removed as an obligor on the bank debt. The Company paid Mr. Jones $108,000 in May 1995 for the cancellation of the lease, which was terminated upon completion of Cashmere's new facility in Wenatchee, Washington.

     On January 3, 1995, Original PCTH entered into a funding agreement (the "Funding Agreement") with Lysys Ltd. ("Lysys"). Under the Funding Agreement, Lysys agreed to use its best efforts to find suitable and qualified investors to purchase the Company's Common Stock. Subsequent to the Verazzana merger, Lysys facilitated the sale by the Company of 800,000 shares of Common Stock pursuant to the Funding Agreement in an offering exempt from registration under Regulation S of the Securities Act, which raised approximately $4.6 million. As compensation for its services, Lysys was paid a commission of $478,400 in cash and 739,700 shares of the Company's Common Stock were issued to designees of Lysys. Pensionfund of the Siemens Companies in Switzerland ("Siemens"), a Principal Shareholder, purchased 150,000 shares in the offering.

     Under the Funding Agreement, Lysys has the right to nominate one of the Company's Board members until July 1998. Paul Schmidhauser, who was elected as a director of the Company at the 1995 annual shareholders meeting, was nominated as a director by Lysys. Mr. Schmidhauser has no ownership or other pecuniary interest in or association with Lysys.

     Roger D. Dudley, one of the Company's directors from February 1995 to November 1995, is associated with Lysys although he is not a director, executive officer or equity owner of Lysys. Mr. Dudley provided certain services to Lysys in connection with its performance under the Funding Agreement. As compensation for such services, 295,300 of the shares of Common Stock issuable to Lysys pursuant to the Funding Agreement were issued to SMD Ltd., LLC, a limited liability company, one-third of which is owned by another limited liability company owned by Mr. Dudley's family.

Mr. Dudley claims beneficial ownership of 88,433 of such shares, and disclaims beneficial ownership of the remaining shares.

     Mr. Dudley is also an executive officer of C.I. International Limited, which is the manager of Capital International Fund Limited, a foreign investment fund. While Mr. Dudley was a director of the Company, Capital International Fund Limited purchased 86,000 shares of Common Stock on February 15, 1995 and 64,000 shares on July 12, 1995. Mr. Dudley has no ownership interest in these shares and, except in his capacity as an executive officer of C.I. International Limited, exercises no control over C.I. International Limited or Capital International Fund Limited.

     In February 1995, Arthur S. Robinson, a director of the Company from February 1995 to April 1996 and of Original PCTH and its successor from May 1994 to April 1996, exchanged his rights in a consulting contract with Original PCTH for shares of common stock of Original PCTH, which were subsequently converted to 17,361 shares of the Company's Common Stock.

     The Company entered into another agreement with Lysys on November 3, 1995, as amended on January 19, 1996 (the "Placement Agreement"), pursuant to which Lysys facilitated the sale by the Company of 838,470 shares of Common Stock in an offering exempt from registration under Regulation S of the Securities Act. The Company raised approximately $3.4 million from the offering, from which Lysys was paid a commission of $234,772. Pursuant to the Placement Agreement, the Company issued 30,000 shares of Common Stock to a designee of Lysys as additional compensation in connection with the offering. Siemens, a Principal Shareholder, purchased 500,000 shares of Common Stock in the offering.

     On October 9, 1995, Allen W. Dahl, a director of the Company, loaned Morel $100,000 pursuant to the terms of a promissory note, for working capital until consummation of the Morel merger, as defined in the following paragraph. All amounts due under this note were paid in full by Morel in December 1995.

     On December 1, 1995 (effective for accounting purposes on November 30,
1995), the Company effected a merger between a subsidiary of the Company that was formed for such purpose and Morel (the "Morel merger"). See
Item 1 - "Description of Business - Acquisition History." As consideration for the Morel merger, the Company, after certain post-closing adjustments, issued 650,000 shares of Common Stock to Stephen L. Morel and Mark Morel (the "Morel Shareholders"). Also in connection with the Morel merger, the Company entered into a registration rights agreement with the Morel Shareholders, pursuant to which the Morel Shareholders were granted the right, under certain circumstances, to have up to 50% of their shares registered, at the Company's expense, on an equal basis with other shareholders of the Company within two years after the date of closing. These registration rights were waived as to the July 1996 public offering. Prior to the Morel merger, no material relationship existed between Morel and the Company or any of its affiliates, directors, officers, or their associates, except that Morel and certain subsidiaries of the Company transacted business from time to time in the ordinary course of business.

     On March 28, 1996, Robert L. Smith, a director of the Company, loaned the Company $150,000 pursuant to a promissory note from the Company to Mr. Smith that accrued interest at 18% per annum and was due in full on September 27, 1996. This loan, plus accrued interest and a loan fee that together amounted to $15,000, was paid in full on August 9, 1996. The Company also issued Mr. Smith a warrant to purchase 37,500 shares of Common Stock at $4.80 per share that is immediately exercisable, but those shares cannot be sold until the expiration of a lock-up period on January 11, 1997. In addition, the warrant grants Mr. Smith certain rights to register the shares issuable upon exercise of the warrant. Mr. Smith waived his rights to register those shares in the July 1996 public offering.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


 Exhibit
  Number    Description

     3.1 Articles of Incorporation of Verazzana Ventures, Ltd. (now known as PCT Holdings, Inc.), as filed on January 30, 1986, with the Secretary of State of the State of Nevada.(2)
     3.2 Certificate of Amendment to the Articles of Incorporation of PCT Holdings, Inc., as filed on February 16, 1995, with the Secretary of State of the State of Nevada.(2)
     3.3    Amended and Restated Bylaws of PCT Holdings, Inc.(7)
     4.1    Form of specimen certificate for Common Stock.(2)
     4.2    Form of specimen certificate for Warrants.(9)
     4.3 Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996.(11)
     4.4    Purchase Warrant to Paulson Investment Company, Inc. dated
            July 15, 1996.(11)
     4.5 Registration Rights Agreement, dated December 1, 1995, between PCT Holdings, Inc., a Nevada corporation, and Stephen L. Morel and Mark Morel.(6)
     4.6 Registration Rights Agreement, dated November 30, 1995, between PCT Holdings, Inc., a Nevada corporation, Seismic Safety Products, Inc., a Florida corporation, and certain of its shareholders.(6)
     4.7 Agreement and Plan of Merger, dated February 28, 1995, among PCT Holdings, Inc., Ceramic Devices, Inc., a Washington corporation, and Ceramic Devices, Inc., a California corporation.(1)
     4.8 Common Stock Purchase Warrant from PCT Holdings, Inc. to UTCO Associates, Ltd. dated May 22, 1996.(2)
     4.9    Purchase Warrant to Cohig & Associates, Inc. dated July 15,
            1996.(11)
     10.1 Loan and Security Agreement, dated April 24, 1995, between Silicon Valley Bank and PCT Holdings, Inc., Ceramic
            Devices, Inc., Cashmere Manufacturing Co., Inc., and Pacific Coast Technologies, Inc.(4)
     10.2 Employment Agreement, dated as of January 1, 1995, between PCT Holdings, Inc. and Donald A. Wright.(4)
     10.3 Amendment to Employment Agreement, dated March 1, 1996, between PCT Holdings, Inc. and Donald A. Wright.(7)
     10.4 Employment Agreement, dated as of June 1, 1996, between PCT Holdings, Inc. and Donald A. Wright.(7)
     10.5   Common Stock Purchase Warrant from PCT Holdings, Inc. to Donald
            A. Wright dated as of February 17, 1995.(7)
     10.6   Common Stock Purchase Warrant from PCT Holdings, Inc. to
            Nick A. Gerde dated as of February 17, 1995.(7)
     10.7   1995 Stock Incentive Plan.(7)
     10.8   Independent Director Stock Plan.(7)
     10.9   Common Stock Purchase Warrant from PCT Holdings, Inc. to Robert
            L. Smith dated as of May 22, 1996.(7)
     10.10 Amended and Restated Promissory Note from PCT Holdings, Inc. to Robert L. Smith dated as of May 22, 1996.(7)
     10.11 Promissory Note from PCT Holdings, Inc. to UTCO Associates, Ltd. dated as of May 22, 1996.(7)

     10.12 Security Agreement between PCT Holdings, Inc. and UTCO Associates, Ltd. dated as of May 22, 1996.(8)
     10.13 Asset Purchase Agreement, dated October 27, 1995, between PCT Holdings, Inc., a Nevada corporation, Seismic Safety
            Products, Inc., a Washington corporation, PCT Holdings, Inc., a Washington corporation, Seismic Safety Products, Inc., a Florida corporation, and certain of its affiliates.(5)
     10.14 Patent Purchase Agreement, dated October 27, 1995, between PCT Holdings, Inc., a Washington corporation, Seismic Safety Products, Inc., a Washington corporation, and James C. McGill.(5)
     10.15 Patent Purchase Agreement, dated October 24, 1995, between PCT Holdings, Inc., a Washington corporation, Seismic Safety Products, Inc., a Washington corporation, and James C. McGill and Antonio F. Fernandez.(5)
     10.16 Agreement and Plan of Merger, dated November 30, 1995, between PCT Holdings, Inc., a Nevada corporation, Morel Acquisition Corporation, Morel Industries, Inc., Stephen L. Morel, and Mark Morel.(6)
     10.17 Stock Purchase Agreement, dated May 19, 1994, between Cashmere Manufacturing Co., Inc., Herman L. Jones, John M. Eder, Fred R. Paquette, Dan A. Paquette and PCT Holdings, Inc.(4)
     10.18  Exchange Agreement, dated May 31, 1994, between PCT
            Holdings, Inc. and its shareholders.(4)
     10.19  Letter Agreement, dated January 3, 1995, between PCT
            Holdings, Inc. and Lysys Ltd.(4)
     10.20 Agreement and Plan of Merger, dated February 15, 1995, between PCT Holdings, Inc., a Nevada corporation, PCT Merger Corporation, a Washington corporation, and PCT Holdings, Inc., a Washington corporation.(4)
     10.21 Agreement and Plan of Merger, dated February 28, 1995, between PCT Holdings, Inc., Ceramic Devices, Inc., a Washington corporation, and Ceramic Devices, Inc., a California corporation.(4)
     10.22 Promissory Note, dated May 10, 1995, in the principal amount of $200,000, from PCT Holdings, Inc. to William H. Payne, Ivan G. Sarda, Elinor A. Walters and Katrina A. Knowles.(4)
     10.23 Security Agreement, dated May 10, 1995, between Ceramic Devices, Inc., and William H. Payne, Ivan G. Sarda, Elinor A. Walters and Katrina A. Knowles.(4)
     10.24 Intellectual Property Acquisition and License Agreement, dated June 1, 1994, between Pacific Coast Technologies, Inc. and James C. Kyle.(4)
     10.25 Promissory Note, dated June 1, 1994, in the principal amount of $400,000, from Pacific Coast Technologies, Inc. to James C. Kyle and Carol A. Kyle.(4)
     10.26 Promissory Note Extension, dated January 1, 1995, in the principal amount of $387,800, from Pacific Coast
            Technologies, Inc. to James C. Kyle and Carol A. Kyle.(4)
     10.27 Lease Agreement, dated February 1, 1993, between the Port of Chelan County and Pacific Coast Technologies, Inc.(4)
     10.28  Addendum to Lease Agreement with Pacific Coast
            Technologies, Inc., dated April 22, 1993, between the Port of Chelan County and Pacific Coast Technologies, Inc.(4)
     10.29 Standard Industrial Lease, dated April 20, 1994, between The Manufacturers Life Insurance Company and Ceramic Devices, Inc., for certain real property situated at 8170 Ronson Road, San Diego, California.(4)
     10.30 Standard Industrial Lease, dated April 20, 1994, between The Manufacturers Life Insurance Company and Ceramic Devices, Inc., for certain real property situated at 8145 Ronson Road, San Diego, California.(4)

     10.31 Employment and Non-Competition Agreement, dated May 31, 1994, between PCT Holdings, Inc. and Herman L. "Jack" Jones.(4)
     10.32 Employment Agreement, dated January 1, 1995, between PCT Holdings, Inc. and Nick A. Gerde.(4)
     10.33 Amended Employment Agreement, dated March 1, 1996, between PCT Holdings, Inc. and Nick A. Gerde.(7)
     10.34 Employment Agreement, dated December 1, 1995, between Morel Industries, Inc. and Stephen L. Morel.(5)
     10.35 Revised and Restated Promissory Note, dated May 17, 1996, from Morel Industries, Inc. to Richard and Jacquelyn Doane.(8)
     10.36 Guaranty, dated January 24, 1996, from PCT Holdings, Inc. to Richard and Jacquelyn Doane.(7)
     10.37 Confirmation of Guaranty, dated May 17, 1996, from PCT Holdings, Inc. to Richard and Jacquelyn Doane.(8)
     10.38 Promissory Note, dated March 15, 1996, from Cashmere Manufacturing Co., Inc. to Cashmere Valley Bank, Inc.(8)
     10.39 Commercial Guaranty, dated March 3, 1993, from Herman L. "Jack" Jones to Cashmere Valley Bank.(8)
     10.40 Amended and Restated Agreement, dated May 30, 1996, between Herman L. "Jack" Jones, John Eder and Cashmere Manufacturing Co., Inc.(9)
     10.41 Renewal Promissory Note from Herman L. "Jack" Jones to PCT Holdings, Inc. dated March 15, 1996.(9)
     10.42 Lease Agreement between the Port of Chelan County and Cashmere Manufacturing Co., Inc. dated November 4, 1994.(8)
     10.43 Building Construction Agreement between the Port of Chelan County and Cashmere Manufacturing Co., Inc. dated November 4, 1994.(8)
     10.44 General Terms Agreement No. PLR-950 Relating to Boeing Model Aircraft between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group, effective as of February 5, 1990, as amended.(8)
     10.45 Special Business Provisions No. L-890821-8140N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 18, 1992.(8)(10)
     10.46 Special Business Provisions No. L-500660-8134N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 31, 1991.(8)(10)
     10.47 Special Business Provisions No. L-435579-8180N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of August 11, 1994.(8)(10)
     10.48 Special Business Provisions No. PLR-950A between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 5, 1990.(8)(10)
     10.49 Administrative Agreement No. L-435579-8180N between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group effective as of August 11, 1994.(8)
     10.50 Special Business Provisions No. POP-65311-0047 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(8)(10)
     10.51 General Terms Agreement No. BCA-65311-0044 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(8)
     10.52  Extension and Modification of Promissory Note, dated
            April 1996, between PCT Holdings, Inc. and William H. Payne, Ivan G. Sarda, the Waldal Family Trust and Katrina Knowles.(8)
     10.53 Consent to Offering and Additional Indebtedness, dated June 7, 1996, between PCT Holdings, Inc. and William N. Payne, Ivan G. Sarda, the Waldal Family Trust and Katrina Knowles.(9)

     10.54 Loan Modification Agreement, dated July 26, 1996, between Silicon Valley Bank and PCT Holdings, Inc., Ceramic Devices, Inc., Cashmere Manufacturing Co., Inc., Pacific Coast Technologies, Inc. and Seismic Safety Products, Inc.(11)
     16.1   Letter from accountant regarding a change of accountants.(3)
     21.    List of Subsidiaries.(7)
     23.    Consent of Moss Adams LLP.(11)
     27.    Financial Data Schedule.(11)

- -----------------------------

     (1) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 1, 1995.

     (2) Incorporated by reference to the Company's Form 8-A filed on May 16, 1995.

     (3) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on June 22, 1995.

     (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on August 29, 1995.

     (5) Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1995.

     (6) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 18, 1995.

     (7) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 31, 1996.

     (8) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on June 19, 1996.

     (9) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2 filed on July 12, 1996.

     (10) Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.

     (11) Submitted with this Form 10-KSB.


     (b)  Reports on Form 8-K.

     On May 7, 1996, the Company filed Amendment No. 3 to its report on Form 8-K dated November 30, 1995 (the "Amendment"). The Amendment contained certain historical and pro forma financial statements related to the acquisition of Morel by the Company as of November 30, 1995. The Amendment was filed to provide disclosure related to the Company's determination that the acquisition should be accounted for as a purchase rather than as if a pooling of interests, as had been reported earlier.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PCT HOLDINGS, INC.


Date:  August 23, 1996                  By   /s/ DONALD A. WRIGHT
                                          -------------------------------------
                                          DONALD A. WRIGHT
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on August 23, 1996.


Signature                             Title


  /s/  DONALD A. WRIGHT               President, Chief Executive Officer, and
- -----------------------------------   Chairman of the Board
DONALD A. WRIGHT                      (Principal Executive Officer)


  /s/  NICK A. GERDE                  Vice President Finance, Chief Financial
- -----------------------------------   Officer and Treasurer (Principal Financial
NICK A. GERDE                         and Accounting Officer)


  /s/  ROGER P. VALLO                 Director
ROGER P. VALLO


  /s/  ROBERT L. SMITH                Director
ROBERT L. SMITH


  /s/  JACK JONES                     Executive Vice President, Chief Operating
- -----------------------------------   Officer and Director
HERMAN L. "JACK" JONES



  /s/  DONALD B. COTTON               Director
- -----------------------------------
DONALD B. COTTON

  /s/  ALLEN W. DAHL                  Director
- -----------------------------------
ALLEN W. DAHL


 /s/ PAUL SCHMIDHAUSER                Director
- -----------------------------------
PAUL SCHMIDHAUSER

                               EXHIBIT INDEX

     The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

 Exhibit
  Number    Description

     3.1 Articles of Incorporation of Verazzana Ventures, Ltd. (now known as PCT Holdings, Inc.), as filed on January 30, 1986, with the Secretary of State of the State of Nevada.(2)
     3.2 Certificate of Amendment to the Articles of Incorporation of PCT Holdings, Inc., as filed on February 16, 1995, with the Secretary of State of the State of Nevada.(2)
     3.3    Amended and Restated Bylaws of PCT Holdings, Inc.(7)
     4.1    Form of specimen certificate for Common Stock.(2)
     4.2    Form of specimen certificate for Warrants.(9)
     4.3 Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996.(11)
     4.4    Purchase Warrant to Paulson Investment Company, Inc. dated
            July 15, 1996.(11)
     4.5 Registration Rights Agreement, dated December 1, 1995, between PCT Holdings, Inc., a Nevada corporation, and Stephen L. Morel and Mark Morel.(6)
     4.6 Registration Rights Agreement, dated November 30, 1995, between PCT Holdings, Inc., a Nevada corporation, Seismic Safety Products, Inc., a Florida corporation, and certain of its shareholders.(6)
     4.7 Agreement and Plan of Merger, dated February 28, 1995, among PCT Holdings, Inc., Ceramic Devices, Inc., a Washington corporation, and Ceramic Devices, Inc., a California corporation.(1)
     4.8 Common Stock Purchase Warrant from PCT Holdings, Inc. to UTCO Associates, Ltd. dated May 22, 1996.(2)
     4.9    Purchase Warrant to Cohig & Associates, Inc. dated July 15,
            1996.(11)
     10.1 Loan and Security Agreement, dated April 24, 1995, between Silicon Valley Bank and PCT Holdings, Inc., Ceramic
            Devices, Inc., Cashmere Manufacturing Co., Inc., and Pacific Coast Technologies, Inc.(4)
     10.2 Employment Agreement, dated as of January 1, 1995, between PCT Holdings, Inc. and Donald A. Wright.(4)
     10.3 Amendment to Employment Agreement, dated March 1, 1996, between PCT Holdings, Inc. and Donald A. Wright.(7)
     10.4 Employment Agreement, dated as of June 1, 1996, between PCT Holdings, Inc. and Donald A. Wright.(7)
     10.5   Common Stock Purchase Warrant from PCT Holdings, Inc. to Donald
            A. Wright dated as of February 17, 1995.(7)
     10.6   Common Stock Purchase Warrant from PCT Holdings, Inc. to
            Nick A. Gerde dated as of February 17, 1995.(7)
     10.7   1995 Stock Incentive Plan.(7)
     10.8   Independent Director Stock Plan.(7)
     10.9   Common Stock Purchase Warrant from PCT Holdings, Inc. to Robert
            L. Smith dated as of May 22, 1996.(7)
     10.10 Amended and Restated Promissory Note from PCT Holdings, Inc. to Robert L. Smith dated as of May 22, 1996.(7)

     10.11 Promissory Note from PCT Holdings, Inc. to UTCO Associates, Ltd. dated as of May 22, 1996.(7)
     10.12 Security Agreement between PCT Holdings, Inc. and UTCO Associates, Ltd. dated as of May 22, 1996.(8)
     10.13 Asset Purchase Agreement, dated October 27, 1995, between PCT Holdings, Inc., a Nevada corporation, Seismic Safety
            Products, Inc., a Washington corporation, PCT Holdings, Inc., a Washington corporation, Seismic Safety Products, Inc., a Florida corporation, and certain of its affiliates.(5)
     10.14 Patent Purchase Agreement, dated October 27, 1995, between PCT Holdings, Inc., a Washington corporation, Seismic Safety Products, Inc., a Washington corporation, and James C. McGill.(5)
     10.15 Patent Purchase Agreement, dated October 24, 1995, between PCT Holdings, Inc., a Washington corporation, Seismic Safety Products, Inc., a Washington corporation, and James C. McGill and Antonio F. Fernandez.(5)
     10.16 Agreement and Plan of Merger, dated November 30, 1995, between PCT Holdings, Inc., a Nevada corporation, Morel Acquisition Corporation, Morel Industries, Inc., Stephen L. Morel, and Mark Morel.(6)
     10.17 Stock Purchase Agreement, dated May 19, 1994, between Cashmere Manufacturing Co., Inc., Herman L. Jones, John M. Eder, Fred R. Paquette, Dan A. Paquette and PCT Holdings, Inc.(4)
     10.18  Exchange Agreement, dated May 31, 1994, between PCT
            Holdings, Inc. and its shareholders.(4)
     10.19  Letter Agreement, dated January 3, 1995, between PCT
            Holdings, Inc. and Lysys Ltd.(4)
     10.20 Agreement and Plan of Merger, dated February 15, 1995, between PCT Holdings, Inc., a Nevada corporation, PCT Merger Corporation, a Washington corporation, and PCT Holdings, Inc., a Washington corporation.(4)
     10.21 Agreement and Plan of Merger, dated February 28, 1995, between PCT Holdings, Inc., Ceramic Devices, Inc., a Washington corporation, and Ceramic Devices, Inc., a California corporation.(4)
     10.22 Promissory Note, dated May 10, 1995, in the principal amount of $200,000, from PCT Holdings, Inc. to William H. Payne, Ivan G. Sarda, Elinor A. Walters and Katrina A. Knowles.(4)
     10.23 Security Agreement, dated May 10, 1995, between Ceramic Devices, Inc., and William H. Payne, Ivan G. Sarda, Elinor A. Walters and Katrina A. Knowles.(4)
     10.24 Intellectual Property Acquisition and License Agreement, dated June 1, 1994, between Pacific Coast Technologies, Inc. and James C. Kyle.(4)
     10.25 Promissory Note, dated June 1, 1994, in the principal amount of $400,000, from Pacific Coast Technologies, Inc. to James C. Kyle and Carol A. Kyle.(4)
     10.26 Promissory Note Extension, dated January 1, 1995, in the principal amount of $387,800, from Pacific Coast
            Technologies, Inc. to James C. Kyle and Carol A. Kyle.(4)
     10.27 Lease Agreement, dated February 1, 1993, between the Port of Chelan County and Pacific Coast Technologies, Inc.(4)
     10.28  Addendum to Lease Agreement with Pacific Coast
            Technologies, Inc., dated April 22, 1993, between the Port of Chelan County and Pacific Coast Technologies, Inc.(4)
     10.29 Standard Industrial Lease, dated April 20, 1994, between The Manufacturers Life Insurance Company and Ceramic Devices, Inc., for certain real property situated at 8170 Ronson Road, San Diego, California.(4)

     10.30 Standard Industrial Lease, dated April 20, 1994, between The Manufacturers Life Insurance Company and Ceramic Devices, Inc., for certain real property situated at 8145 Ronson Road, San Diego, California.(4)
     10.31 Employment and Non-Competition Agreement, dated May 31, 1994, between PCT Holdings, Inc. and Herman L. "Jack" Jones.(4)
     10.32 Employment Agreement, dated January 1, 1995, between PCT Holdings, Inc. and Nick A. Gerde.(4)
     10.33 Amended Employment Agreement, dated March 1, 1996, between PCT Holdings, Inc. and Nick A. Gerde.(7)
     10.34 Employment Agreement, dated December 1, 1995, between Morel Industries, Inc. and Stephen L. Morel.(5)
     10.35 Revised and Restated Promissory Note, dated May 17, 1996, from Morel Industries, Inc. to Richard and Jacquelyn Doane.(8)
     10.36 Guaranty, dated January 24, 1996, from PCT Holdings, Inc. to Richard and Jacquelyn Doane.(7)
     10.37 Confirmation of Guaranty, dated May 17, 1996, from PCT Holdings, Inc. to Richard and Jacquelyn Doane.(8)
     10.38 Promissory Note, dated March 15, 1996, from Cashmere Manufacturing Co., Inc. to Cashmere Valley Bank, Inc.(8)
     10.39 Commercial Guaranty, dated March 3, 1993, from Herman L. "Jack" Jones to Cashmere Valley Bank.(8)
     10.40 Amended and Restated Agreement, dated May 30, 1996, between Herman L. "Jack" Jones, John Eder and Cashmere Manufacturing Co., Inc.(9)
     10.41 Renewal Promissory Note from Herman L. "Jack" Jones to PCT Holdings, Inc. dated March 15, 1996.(9)
     10.42 Lease Agreement between the Port of Chelan County and Cashmere Manufacturing Co., Inc. dated November 4, 1994.(8)
     10.43 Building Construction Agreement between the Port of Chelan County and Cashmere Manufacturing Co., Inc. dated November 4, 1994.(8)
     10.44 General Terms Agreement No. PLR-950 Relating to Boeing Model Aircraft between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group, effective as of February 5, 1990, as amended.(8)
     10.45 Special Business Provisions No. L-890821-8140N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 18, 1992.(8)(10)
     10.46 Special Business Provisions No. L-500660-8134N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 31, 1991.(8)(10)
     10.47 Special Business Provisions No. L-435579-8180N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of August 11, 1994.(8)(10)
     10.48 Special Business Provisions No. PLR-950A between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 5, 1990.(8)(10)
     10.49 Administrative Agreement No. L-435579-8180N between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group effective as of August 11, 1994.(8)
     10.50 Special Business Provisions No. POP-65311-0047 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(8)(10)
     10.51 General Terms Agreement No. BCA-65311-0044 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(8)

     10.52  Extension and Modification of Promissory Note, dated
            April 1996, between PCT Holdings, Inc. and William H. Payne, Ivan G. Sarda, the Waldal Family Trust and Katrina Knowles.(8)
     10.53 Consent to Offering and Additional Indebtedness, dated June 7, 1996, between PCT Holdings, Inc. and William N. Payne, Ivan G. Sarda, the Waldal Family Trust and Katrina Knowles.(9)
     10.54 Loan Modification Agreement, dated July 26, 1996, between Silicon Valley Bank and PCT Holdings, Inc., Ceramic Devices, Inc., Cashmere Manufacturing Co., Inc., Pacific Coast Technologies, Inc. and Seismic Safety Products, Inc.(11)
     16.1   Letter from accountant regarding a change of accountants.(3)
     21.    List of Subsidiaries.(7)
     23.    Consent of Moss Adams LLP.(11)
     27.    Financial Data Schedule.(11)

- -----------------------------

     (1) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 1, 1995.

     (2) Incorporated by reference to the Company's Form 8-A filed on May 16, 1995.

     (3) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on June 22, 1995.

     (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on August 29, 1995.

     (5) Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1995.

     (6) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 18, 1995.

     (7) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 31, 1996.

     (8) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on June 19, 1996.

     (9) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2 filed on July 12, 1996.

     (10) Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.

     (11) Submitted with this Form 10-KSB.