Form 10QSB
period 1996-08-31
PCT HOLDINGS INC /NV/
filed 1996-09-30
CIK 790023

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 1996

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
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court. Yes          No
                                                   ---         ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 10, 1996, 9,728,309 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ---      ---

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets - August 31 and May 31, 1996

     Consolidated Statements of Income - First Quarters Ended August 31, 1996 and 1995

     Consolidated Statements of Cash Flow - First Quarters Ended August 31, 1996 and 1995

     Management's Statement and Notes to Unaudited Consolidated Financial Statements

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                FORM 10-QSB
                      AUGUST 31, 1996 AND MAY 31, 1996


                                                                           August 31, 1996        May 31, 1996
                              ASSETS                                         (Unaudited)           (Audited)
                                                                             -----------           ---------
CURRENT ASSETS
 Cash                                                                        $ 2,893,000          $   725,000
 Restricted cash                                                               1,000,000            1,000,000
 Stock subscriptions receivable                                                                     1,030,000
 Accounts receivables                                                          3,809,000            3,359,000
 Inventory                                                                     7,176,000            6,699,000
 Current portion of note receivable from related party                            52,000               52,000
 Prepaid expenses and other                                                       81,000              144,000
                                                                             -----------          -----------
      Total current assets                                                    15,011,000           13,009,000
                                                                             -----------          -----------
PROPERTY AND EQUIPMENT, NET                                                   10,669,000           10,656,000
                                                                             -----------          -----------
OTHER ASSETS
 Note receivable from related party, net of current portion                      166,000              183,000
 Costs in excess of net book value of acquired subsidiaries                    1,906,000            1,938,000
 Patents                                                                       1,361,000            1,387,000
 Non-compete agreement                                                            75,000               79,000
 Other                                                                            85,000              397,000
                                                                             -----------          -----------
      Total other assets                                                       3,593,000            3,984,000
                                                                             -----------          -----------
            TOTAL ASSETS                                                     $29,273,000          $27,649,000
                                                                             ===========          ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                                               $   200,000          $ 2,438,000
 Bank line of credit                                                             474,000            1,224,000
 Accounts payable                                                              2,486,000            3,142,000
 Accrued liabilities                                                             840,000              840,000
 Current portion - long-term debt                                              2,674,000            4,290,000
 Current portion - capital lease obligations                                      34,000               53,000
 Current portion - non-compete agreement payable                                  35,000               70,000
                                                                             -----------          -----------
      Total current liabilities                                                6,743,000           12,057,000
                                                                             -----------          -----------
LONG-TERM LIABILITIES
 Long-term debt, net of current portion                                        3,066,000            1,809,000
 Capital lease obligations, net of current portion                               100,000              152,000
 Non-compete agreement payable, net of current portion                            30,000               30,000
 Deferred income tax                                                             592,000              592,000
 Deferred rent and other                                                         511,000              470,000
                                                                             -----------          -----------
         Total liabilities                                                    11,042,000           15,110,000
                                                                             -----------          -----------

STOCKHOLDERS' EQUITY
 Common stock                                                                 24,568,000           19,102,000
 Accumulated deficit                                                          (6,337,000)          (6,563,000)
                                                                             -----------          -----------
      Total stockholders' equity                                              18,231,000           12,539,000
                                                                             -----------          -----------
           TOTAL LIABILITIES AND STOCKHOLDERS'                               $29,273,000          $27,649,000
                                                                             ===========          ===========
           EQUITY

 The accompanying notes are an integral part of the consolidated financial statements.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                FORM 10-QSB
               FIRST QUARTERS ENDED AUGUST 31, 1996 AND 1995


                                                                       Quarters Ended
                                                         -----------------------------------------
                                                         August 31, 1996           August 31, 1995
                                                           (Unaudited)               (Unaudited)
                                                         ---------------           ---------------
NET SALES                                                  $ 7,445,000               $ 3,456,000

COST OF SALES                                                5,500,000                 2,795,000
                                                           -----------               -----------
GROSS PROFIT                                                 1,945,000                   661,000

OPERATING EXPENSES                                           1,576,000                   808,000
                                                           -----------               -----------
INCOME (LOSS) FROM OPERATIONS                                  369,000                  (147,000)
                                                           -----------               -----------
OTHER INCOME AND EXPENSE

 Interest income                                                14,000

 Interest expense                                             (174,000)                  (45,000)

 Other                                                          22,000
                                                           -----------               -----------

                                                              (138,000)                  (45,000)
                                                           -----------               -----------

NET INCOME (LOSS) BEFORE FEDERAL                               231,000                  (192,000)
INCOME TAX

PROVISION FOR FEDERAL INCOME TAXES                              (5,000)
                                                           -----------               -----------
NET INCOME (LOSS)                                          $   226,000               $  (192,000)
                                                           ===========               ===========
EARNINGS (LOSS) PER COMMON SHARE                           $      0.03               $     (0.04)
                                                           ===========               ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                          8,603,000                 5,275,000
                                                           ===========               ===========

 The accompanying notes are an integral part of the consolidated inancial statements.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                FORM 10-QSB
               FIRST QUARTERS ENDED AUGUST 31, 1996 AND 1995


                                                                       Quarters Ended
                                                         -----------------------------------------
                                                         August 31, 1996           August 31, 1995
                                                           (Unaudited)               (Unaudited)
                                                         ---------------           ---------------
CASH FLOW FROM OPERATING ACTIVITIES
 Net cash from operating activities                        $(1,042,000)              $  (742,000)
                                                           -----------               -----------
CASH FLOW FROM INVESTING ACTIVITIES

 Purchase of property and equipment                           (241,000)                 (294,000)

 Reduction in note receivable from related party                17,000

 Other changes, net                                            (18,000)                  (74,000)
                                                           -----------               -----------
      Net cash from investing activities                      (242,000)                 (368,000)
                                                           -----------               -----------
CASH FLOW FROM FINANCING ACTIVITIES

 Payments on note payable                                   (2,088,000)

 Payments on notes payable to stockholders                    (150,000)

 Proceeds from long-term debt                                                             86,000

 Payments on long term-debt and capital lease obligations     (442,000)                  (72,000)

 Reduction in stock subscriptions receivable                 1,030,000

 Sale of units                                               7,031,000                   493,000

 Payment of unit issuance costs                             (1,187,000)

 Net change in bank line of credit                            (750,000)

 Other changes, net                                              8,000
                                                           -----------               -----------

      Net cash from financing activities                     3,452,000                   507,000
                                                           -----------               -----------

NET CHANGE IN CASH                                           2,168,000                  (603,000)

CASH, beginning of period                                      725,000                 1,079,000
                                                           -----------               -----------
CASH, end of period                                        $ 2,893,000               $   476,000
                                                           ===========               ===========

Supplemental Schedule of Non Cash Financing
Activities:
     None during these periods

 The accompanying notes are an integral part of the consolidated financial statements.

                    PCT HOLDINGS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S STATEMENT AND NOTES TO
                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                FORM 10-QSB
                              AUGUST 31, 1996

MANAGEMENT'S STATEMENT

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of August 31, 1996, and May 31, 1996, the consolidated results of operations for the three-month periods ended August 31, 1996 and 1995, and the consolidated statements of cash flow for the three-month periods ended August 31, 1996 and 1995. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted, as allowed in accordance with applicable SEC disclosure guidelines. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended May 31, 1996 and 1995.

     The results of operations for the three-month periods ended August 31, 1996 and 1995 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year. Also, certain reclassifications have been made to the August 31, 1995 statement of income and statement of cash flow to conform to the 1996 presentations.

SIGNIFICANT EVENTS AND TRANSACTIONS

     The Company completed a public offering of Units consisting of Common Stock and common stock purchase warrants ("Warrants") during the quarter ended August 31, 1996, resulting in net proceeds after fees and expenses of approximately $5,450,000. A portion of the net proceeds was used during the first quarter of fiscal 1997 to pay off debt of approximately $1,800,000 and certain interest and fees associated with such debt. The remainder is expected to be used for further reductions of debt, acquisition of manufacturing equipment, facilities expansion, potential acquisitions and working capital.

     During the first quarter of fiscal 1997, the Company obtained a modification and renewal of its lending arrangements with its primary lender. The Company's arrangements with that lender provide for a working capital line of credit, collateralized by accounts receivable and inventories, and a letter of credit required to support a loan from another lender. The Company believes that it is in compliance with all loan provisions at August 31, 1996.

COMPUTATIONS OF EARNINGS (LOSS) PER SHARE

     Earnings (loss) per common and common equivalent shares are computed using the weighted average number of common and common equivalent shares outstanding during each reported period. Common equivalent shares consist of stock options and warrants, which are excluded from the computation if antidilutive. Fully diluted earnings (loss) per common share did not differ significantly from primary earnings (loss) per common share in any period reported.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The information set forth in this Item 2 includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and is subject to the safe harbor created by those sections.

OVERVIEW

     The Company's net sales for the three months ended August 31, 1996 were derived from its five operating subsidiaries, which are divided into two operational and marketing groups. The Company's aerospace group consists of Cashmere Manufacturing Co., Inc. ("Cashmere"), which manufactures high quality machined aluminum parts and components, Seismic Safety Products, Inc. ("Seismic"), which markets seismic safety gas shutoff valves manufactured by Cashmere, and Morel Industries, Inc. ("Morel"), which manufactures cast aluminum parts and assemblies. The Company's electronics group consists of Pacific Coast Technologies, Inc. ("Pacific Coast"), which manufactures and sells electrical connectors and instrument packages, and Ceramic Devices, Inc. ("Ceramic Devices"), which manufactures ceramic capacitors, filters and feedthroughs.

     The Company's electronic products business is characterized by relatively low volumes and high margins, as compared with its aerospace (metal products) business, where volumes have historically been higher and margins lower than in the electronic products business. The Company believes that margins will generally remain higher in its electronics group than in its aerospace group, although products incorporating both electronic and metal parts are expected to generate margins closer to electronic product margins. As a result of margin differences, changes in product mix between electronic and metal products can be expected to affect overall margins for the Company.

     The Company's financial condition and results of operations have been substantially affected by acquisitions. In November 1995, the Company formed Seismic, which acquired substantially all of the assets of a Florida corporation of the same name and acquired certain patents from affiliates of the Florida corporation. Most recently, the Company acquired Morel in December 1995 (effective for accounting purposes as of November 30, 1995). The Company's net sales for the three-month period ended August 31, 1995 were derived from the three operating subsidiaries then owned by the
Company: Pacific Coast, Cashmere and Ceramic Devices. A portion of the changes in the Company's results of operations from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 are attributable to the addition of Morel and Seismic.

RESULTS OF OPERATIONS

     Net sales for the quarter ended August 31, 1996 versus August 31, 1995 increased to $7,445,000 from $3,456,000, an increase of $3,989,000. In the aerospace group, the operations of new subsidiaries contributed $2,848,000 of the increase, consisting of $2,814,000 from Morel and $34,000 from Seismic, and Cashmere's net sales increased $32,000, or 1.7%, between the two periods. Within the electronics group, net sales of Pacific Coast increased by $1,187,000, or 101.1%, primarily as a result of increases in customers, order sizes and products incorporating the Company's patented technologies, and Ceramic Devices's net sales decreased by $78,000, or 17.5%, primarily as a result of moving Ceramic Devices' operations from San Diego to Wenatchee, and the related production interruptions.

     Gross profit for the quarter ended August 31, 1996 versus August 31, 1995 increased to $1,945,000 from $661,000, an increase of $1,284,000. The
Company's overall gross profit percentage increased to 26.1% from 19.1% of net sales between the two periods. In the aerospace group, operations of new subsidiaries contributed $321,000 of the increase, consisting of $315,000 from Morel and $6,000 from Seismic. In addition, Cashmere's gross profit increased $185,000, or 56.4%, between the two periods, due primarily to renegotiation of Cashmere's contract with Boeing and increases in sales to Boeing of additional products. Within the electronics group, Pacific Coast's gross profit increased $851,000, or 389%, between the two periods, due in part to the doubling of net sales and the production efficiencies gained with that increase in sales activities. Ceramic Devices' gross profit declined $73,000 between the two periods primarily as a result of production factors surrounding the move from San Diego to Wenatchee.

     Operating expenses for the quarter ended August 31, 1996 versus August 31, 1995 increased to $1,576,000 from $808,000, an increase of $768,000.
The operations of new subsidiaries accounted for $553,000 of the increase, consisting of $449,000 from Morel and $104,000 from Seismic. Cashmere's operating expenses increased $74,000, primarily from increased facility costs (rent and utilities). Cashmere's operations were moved from Cashmere, Washington to a new facility in Wenatchee in October 1995, providing more production and office space. Pacific Coast's operating expenses increased $173,000, or 52%, in response to the 101% increase in net sales. Ceramic Devices's operating expenses decreased $32,000, due in part to the comparative reduction in revenues and the difference in facility costs created by the move to the Wenatchee production facilities. Interest expense increased from $45,000 to $174,000, primarily from obligations related to the new operating subsidiaries: Seismic $1,000, and Morel $79,000.

     Net income improved from a net loss of $192,000, or ($.04) per share, in the quarter ended August 31, 1995, to net income of $226,000, or $.03 per share, in the quarter ended August 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1996, total current assets were $15,011,000, and total current liabilities were $6,743,000, resulting in net working capital of $8,268,000 and a current ratio of 2.23 to 1.0. Comparable amounts at May 31, 1996 were $13,009,000 of current assets and $12,057,000 of current liabilities, resulting in net working capital of $952,000, and a current ratio of 1.08 to 1.0.

     On July 19, 1996, the Company closed an underwritten public offering of 2,250,000 Units, with each Unit consisting of one share of Common Stock and one Warrant, at a price of $3.125 per Unit (the "July 1996 public offering"). The offering resulted in net proceeds to the Company, after fees and expenses, of approximately $5,450,000. A portion of the net proceeds was used during the first quarter of fiscal 1997 to pay off approximately $1,800,000 of short-term debt and certain interest and fees associated with such debt. The remainder is expected to be used for further reductions of debt, acquisition of manufacturing equipment, facilities expansion, potential acquisitions and working capital.

     During the first quarter of fiscal 1997, the Company obtained a modification and renewal of its lending arrangements with its primary lender. The Company's lending arrangements with that lender provide for a working capital line of credit, collateralized by accounts receivable and inventories, and a letter of credit required to support a loan from another lender. The Company believes that it is in compliance with all loan provisions at August 31, 1996.

     The Company believes that the net proceeds from the July 1996 public offering, together with its existing credit facilities, will be sufficient to meet its budgeted working capital requirements for at least the next 12 months. However, there is no assurance that the Company's working capital requirements will not exceed those currently budgeted, or that additional financing will be available to the Company, if and when needed.

CAPITAL RESOURCES

     At August 31, 1996, the Company had no material purchase commitments for capital equipment. Additions and replacements of plant and equipment are generally funded through working capital or trade-in credits for the replaced equipment, or capital leases or long-term notes secured by the equipment being acquired.

INFLATION

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits


               27.  Financial Data Schedule


          b.   Reports on Form 8-K.

               During the quarterly period ended August 31, 1996, the Company filed no Current Reports on Form 8-K with the Commission.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PCT HOLDINGS, INC.



Date: September 30, 1996          DONALD A. WRIGHT
                                  ------------------------------------------
                                  Donald A. Wright
                                  President, Chief Executive Officer, and
                                  Chairman of the Board
                                  (Principal Executive Officer)


Date: September 30, 1996          NICK A. GERDE
                                  ------------------------------------------
                                  Nick A. Gerde
                                  Vice President Finance, Chief Financial
                                  Officer and Treasurer (Principal Financial and Accounting Officer)

                               EXHIBIT INDEX


Exhibit
Number        Description
- -------       -----------

 27           Financial Data Schedule