Form 10QSB
period 1996-11-30
PACIFIC AEROSPACE & ELECTRONICS INC
filed 1997-01-03
CIK 790023

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended November 30, 1996

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to __________________

                       Commission File Number 0-26088

                   PACIFIC AEROSPACE & ELECTRONICS, INC.

     (Exact name of small business issuer as specified in its charter)

                Washington                                91-1744587
(State or other jurisdiction of incorporation          (I.R.S. Employer
               or organization)                        Identification No.)

             434 Olds Station Road, Wenatchee, Washington 98801
                  (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (509) 664-8000

                             PCT HOLDINGS, INC.
            (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes____ No____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 2, 1996, there were 9,742,709 shares outstanding of the Company's Common Stock, par value $.001 per share..

Transitional Small Business Disclosure Format (check one):  Yes___  No   X

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 Consolidated Balance Sheets - November 30 and May 31, 1996

 Consolidated Statements of Income - Second Quarter and Six-Month Periods
     Ended November 30, 1996 and 1995

 Consolidated Statements of Cash Flow - Second Quarter and Six-Month Periods
     Ended November 30, 1996 and 1995

 Management's Statement and Notes to Unaudited Consolidated Financial
     Statements


           PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                FORM 10-QSB
                     November 30, 1996 and May 31, 1996


                                                             November 30,      May 31,
                                                                 1996           1996
                                                              (Unaudited)     (Audited)
ASSETS
CURRENT ASSETS
   Cash                                                      $  1,934,000    $    725,000
   Restricted cash                                              1,000,000       1,000,000
   Stock subscriptions receivable                               1,030,000
   Accounts receivable                                          4,515,000       3,359,000
   Inventory                                                    7,221,000       6,699,000
   Current portion of note receivable from related party           52,000          52,000
   Prepaid expense and other                                       71,000         144,000
                                                             ------------    ------------
                  Total current assets                         14,793,000      13,009,000
                                                             ------------    ------------
PROPERTY AND EQUIPMENT, NET                                    11,190,000      10,656,000
                                                             ------------    ------------
OTHER ASSETS
   Note receivable from related party, net of current
     portion                                                      149,000         183,000
   Costs in excess of net book value of acquired subsidiaries   1,873,000       1,938,000
   Patents, net                                                 1,335,000       1,387,000
   Non-compete agreement                                           71,000          79,000
   Other                                                           82,000         397,000
                                                             ------------    ------------
                  Total other assets                            3,510,000       3,984,000
                                                             ------------    ------------
TOTAL ASSETS                                                 $ 29,493,000    $ 27,649,000
                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                             $  2,438,000
   Bank line of credit                                       $    474,000       1,224,000
   Accounts payable                                             2,912,000       3,142,000
   Accrued liabilities                                            855,000         840,000
   Current portion - long-term debt                             2,654,000       4,290,000
   Current portion - capital lease obligations                     34,000          53,000
   Current portion - non-compete agreement payable                 35,000          70,000
                                                             ------------    ------------
                  Total current liabilities                     6,964,000      12,057,000
                                                             ------------    ------------
LONG-TERM LIABILITIES
   Long-term debt, net of current portion                       2,765,000       1,809,000
   Capital lease obligations, net of current portion               88,000         152,000
   Non compete agreement payable, net of current portion           30,000          30,000
   Deferred income tax                                            592,000         592,000
   Deferred rent and other                                        471,000         470,000
                                                             ------------    ------------
                  Total long term liabilities                   3,946,000       3,053,000
                                                             ------------    ------------
                        Total liabilities                      10,910,000      15,110,000
                                                             ------------    ------------
STOCKHOLDERS' EQUITY
   Common stock                                                24,462,000      19,102,000
   Accumulated deficit                                         (5,879,000)     (6,563,000)
                                                             ------------    ------------
                  Total stockholders' equity                   18,583,000      12,539,000
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY                  $ 29,493,000    $ 27,649,000
                                                             ============    ============

The accompanying notes are an integral part of the consolidated financial statements


           PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                FORM 10-QSB
   Second Quarter and Six-Month Periods Ended November 30, 1996 and 1995


                                   Quarters Ended                Six Months Ended
                            -----------------------------   ---------------------------
                              November 30,   November 30,   November 30,   November 30,
                                 1996           1995            1996            1995
                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

NET SALES                   $  8,317,000    $  3,675,000    $ 15,761,000    $  7,131,000
COST OF SALES                  6,384,000       2,991,000      11,883,000       5,786,000
                            ------------    ------------    ------------    ------------
GROSS PROFIT                   1,933,000         684,000       3,878,000       1,345,000
OPERATING EXPENSES             1,443,000       1,014,000       3,019,000       1,823,000
                            ------------    ------------    ------------    ------------
INCOME (LOSS) FROM
OPERATIONS                       490,000        (330,000)        859,000        (478,000)
                            ------------    ------------    ------------    ------------
OTHER INCOME AND EXPENSE
   Interest Income                25,000                          39,000
   Interest Expense             (105,000)        (62,000)       (279,000)       (106,000)
   Other                          58,000                          80,000
                            ------------    ------------    ------------    ------------
                                 (22,000)        (62,000)       (160,000)       (106,000)
                            ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE
FEDERAL INCOME TAXES             468,000        (392,000)        699,000        (584,000)
PROVISION FOR FEDERAL
INCOME TAXES                     (10,000)                        (15,000)
                            ------------    ------------    ------------    ------------
NET INCOME (LOSS) FOR THE
PERIOD                      $    458,000    $   (392,000)   $    684,000    $   (584,000)
                            ============    ============    ============    ============
PER SHARE OF COMMON STOCK   $       0.04    $      (0.06)   $       0.07    $      (0.09)
                            ============    ============    ============    ============
WEIGHTED AVERAGE SHARES
OUTSTANDING DURING THE
PERIOD                         9,733,630       6,288,476       9,177,676       6,193,992
                            ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements


           PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                FORM 10-QSB
   Second Quarter and Six-Month Periods Ended November 30, 1996 and 1995

                                                               Quarters Ended                Six Months Ended
                                                       ------------------------------  -----------------------------
                                                         November 30,    November 30,    November 30,   November 30,
                                                            1996            1995            1996            1995
                                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
  Net Cash from operating activities                    $    475,000    $ (2,359,000)   $   (567,000)   $ (3,101,000)
                                                        ------------    ------------    ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment                        (755,000)       (321,000)       (996,000)       (614,000)
  Reduction in notes receivable                               17,000                          34,000
  Other changes, net                                           3,000        (135,000)        (55,000)       (210,000)
                                                        ------------    ------------    ------------    ------------
     Net cash from investing activities                     (735,000)       (456,000)     (1,017,000)       (824,000)
                                                        ------------    ------------    ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Payments on note payable                                  (200,000)                     (2,288,000)
  Payments on notes payable to stockholders                                  (15,000)       (150,000)        (32,000)
  Payments of debt and capital leases                       (354,000)       (570,000)       (796,000)       (643,000)
  Proceeds from financing debt                                               433,000                         520,000
  Reduction in stock subscriptions receivable                                              1,030,000
  Net change in bank line of credit                                        1,480,000        (750,000)      1,480,000
  Sale of units                                                                            7,031,000
  Payment of unit issuance costs                            (143,000)                     (1,331,000)
  Sale of common stock                                                     3,119,000                       3,612,000
  Other Changes, net                                          (2,000)         36,000          47,000          53,000
                                                        ------------    ------------    ------------    ------------
     Net cash from financing activities                     (699,000)      4,483,000       2,793,000       4,990,000
                                                        ------------    ------------    ------------    ------------
NET CHANGE IN CASH                                          (959,000)      1,668,000       1,209,000       1,065,000
Cash, beginning of period                                  2,893,000         476,000         725,000       1,079,000
                                                        ------------    ------------    ------------    ------------
Cash, end of period                                     $  1,934,000    $  2,144,000    $  1,934,000    $  2,144,000
                                                        ============    ============    ============    ============
Supplemental Schedule of Non-Cash Financing
Activities
  Acquisition of Subsidiaries involved the following:
  Fair Value of assets acquired other than cash                         $ 10,824,000                    $ 10,824,000
  Liabilities Assumed                                                     (7,424,000)                     (7,424,000)
  Notes Payable Issued                                                      (320,000)                       (320,000)
                                                                        ------------                    ------------
Total Non-Cash Financing Activities                                     $  3,080,000                    $  3,080,000
Seller financed purchase of equipment                                   $     86,000                    $    171,000


The accompanying notes are an integral part of the consolidated financial statements

           PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S STATEMENT AND NOTES TO
                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                FORM 10-QSB
                             NOVEMBER 30, 1996

Management's Statement

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of November 30, 1996, and May 31, 1996, the consolidated results of operations for the three- and six-month periods ended November 30, 1996 and 1995, and the consolidated statements of cash flow for the three- and six-month periods ended November 30, 1996 and 1995. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended May 31, 1996 and 1995.

The results of operations for the three- and six-month periods ended November 30, 1996 and 1995 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year. Also, certain reclassifications have been made to the November 30, 1995 statement of income and statement of cash flow to conform to the 1996 presentations.

Significant Events and Transactions

Six Months Ended November 30, 1996:

The Company completed a public offering of Units consisting of Common Stock and common stock purchase warrants ("Warrants") during July 1996, resulting in net proceeds after fees and expenses of approximately $5,320,000. A portion of the net proceeds was used during the first six months of fiscal 1997 to pay off debt of approximately $2,438,000 and certain interest and fees associated with such debt. The remainder has been or is expected to be used for further reductions of debt, acquisition of manufacturing equipment, facilities expansion, potential acquisitions and working capital.

During the first six months of fiscal 1997, the Company obtained a modification and renewal of its lending arrangements with its primary lender. The Company's arrangements with that lender provide for a working capital line of credit, collateralized by accounts receivable and inventories, and a letter of credit required to support a loan from another lender. The Company believes that it was in compliance with all loan provisions at November 30, 1996.

Effective as of November 30, 1996, PCT Holdings, Inc., a Nevada corporation ("PCTH"), merged into Pacific Aerospace & Electronics, Inc., a Washington corporation (the "Company"), in order to effect a change in PCTH's domicile from Nevada to Washington (the "Reincorporation Merger"), with the Company being the surviving entity. Prior to the Reincorporation Merger, the Company was a wholly-owned subsidiary of PCTH, organized for the purpose of reincorporating PCTH in Washington. Immediately prior to the Reincorporation Merger, the Company had no assets or liabilities.

The Reincorporation Merger was approved by the shareholders of PCTH at the 1996 annual meeting of shareholders, for which proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended. Upon the effectiveness of the Reincorporation Merger, the directors and executive officers of PCTH became the directors and executive officers of the Company. The Company's business, mailing address, principal executive offices and telephone number are the same as those of PCTH.

Upon the effectiveness of the Reincorporation Merger, each outstanding share of the $.001 par value common stock of PCTH was automatically converted into one share of the $.001 par value common stock of the Company (the "Common Stock"), and each of the warrants to purchase common stock of PCTH sold in PCTH's registered public offering in July 1996 was automatically converted into a warrant to purchase one share of Common Stock (the "Warrants"). It will not be necessary for shareholders or warrantholders of the Company to exchange their existing certificates. The Common Stock sold in PCTH's registered public offering in July 1996 and the Warrants continue to be traded on the Nasdaq National Market System, after the Reincorporation Merger, under the symbols "PCTH" and "PCTHW," respectively.

Six Months Ended November 30, 1995

The Company entered into an Agreement and Plan of Merger with Morel Industries, Inc., a Washington corporation ("Morel"), pursuant to which Morel Acquisition Corporation, a Washington corporation and subsidiary of the Company formed for the purpose of effecting the acquisition of Morel, was merged into Morel effective, for accounting purposes, as of November 30, 1995 (the "Merger"). The Merger was accounted for as a purchase. Accordingly, in its initial reporting for this transaction at the six months ended November 30, 1995, the Company provided appropriate unaudited interim financial information for the then current and historical periods with disclosure guidelines for purchase accounting.

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

Computations of Earnings (Loss) per Share

Earnings (loss) per common and common equivalent share are computed using the weighted average number of common and common equivalent shares outstanding during each reported period. Common equivalent shares consist of stock options and warrants, which are excluded from the computation if antidilutive. Fully diluted earnings (loss) per common share did not differ significantly from primary earnings (loss) per common share in any period reported.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

The information set forth in this Item 2 includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections.

Overview

The Company's net sales for the three- and six-month periods ended November 30, 1996 were derived from its five operating subsidiaries, which are divided into two operational and marketing groups. The Company's aerospace group consists of Cashmere Manufacturing Co., Inc. ("Cashmere"), which manufactures high quality machined aluminum parts and components, Seismic Safety Products, Inc. ("Seismic"), which markets seismic safety gas shutoff valves manufactured by Cashmere, and Morel Industries, Inc. ("Morel"), which manufactures cast aluminum parts and assemblies. The Company's electronics group consists of Pacific Coast Technologies, Inc. ("Pacific Coast"), which manufactures and sells electrical connectors and instrument packages, and Ceramic Devices, Inc. ("Ceramic Devices"), which manufactures ceramic capacitors, filters and feedthroughs.

The Company's electronic products business is characterized by relatively low volumes and higher margins, as compared with its aerospace (metal products) business, where volumes have historically been higher and margins lower than in the electronic products business. The Company believes that margins will generally remain higher in its electronics group than in its aerospace group, although products incorporating both electronic and metal parts are expected to generate margins closer to electronic product margins. As a result of margin differences, changes in product mix between electronic and aerospace products can be expected to affect overall margins for the Company.

The Company's financial condition and results of operations have been substantially affected by acquisitions. In November 1995, the Company formed Seismic, which acquired substantially all of the assets of a Florida corporation of the same name and acquired certain patents from affiliates of the Florida corporation. The Company also acquired Morel in December 1995 (effective for accounting purposes as of November 30, 1995). The Company's net sales for the three- and six-month periods ended November 30, 1995 were derived from the three operating subsidiaries then owned by the
Company: Pacific Coast, Cashmere and Ceramic Devices. A portion of the changes in the Company's results of operations from the second quarter and the first six months of fiscal 1996 to the same periods in fiscal 1997 are attributable to the addition of Morel and Seismic.

Results of Operations

     Quarter Ended November 30, 1996

Net sales for the quarter ended November 30, 1996 were $8,317,000, compared to net sales of $3,675,000 for the quarter ended November 30, 1995, an increase of $4,462,000. In the aerospace group, the operations of the Company's two new subsidiaries contributed $3,115,000 of the increase, consisting of $3,039,000 from Morel and $76,000 from Seismic. In addition, Cashmere's net sales increased by $713,000, or 38.6%, between the two periods. Within the electronics group, net sales of Pacific Coast increased by $720,000, or 53.7%, primarily as a result of increases in order sizes and products incorporating the Company's patented technologies, and net sales of Ceramic Devices increased by $94,000, or 19.6%.

Gross profit for the quarter ended November 30, 1996 was $1,933,000, compared to gross profit of $684,000 for the quarter ended November 30, 1995, an increase of $1,249,000. The Company's overall gross profit percentage increased to 23.2% from 18.6% of net sales between the two periods. In the aerospace group, operations of the Company's two new subsidiaries contributed $472,000 of the increase, consisting of $449,000 from Morel and $23,000 from Seismic. In addition, Cashmere's gross profit increased $273,000, or 86.7%, between the two periods, due primarily to renegotiation of Cashmere's supplier contract with Boeing and increases in sales to Boeing of additional products. Within the electronics group, Pacific Coast's gross profit increased by $509,000, or 262.4%, between the two periods, due in part to the 53.7% increase in net sales and production efficiencies gained with that increase in sales activities. Gross profit of Ceramic Devices declined by $5,000, or 3.6%, between the two periods.

Operating expenses for the quarter ended November 30, 1996 were $1,443,000, compared to $1,014,000 for the quarter ended November 30, 1995, an increase of $429,000. Operating expenses of the Company's two new subsidiaries were $451,000, which exceeded the total amount of the Company's increase in operating expenses, with $355,000 from Morel and $96,000 from Seismic. Cashmere's operating expenses decreased by $78,000, or 18.0%, between the two periods, reflecting an increase in efficiency after Cashmere's operations were moved from Cashmere, Washington to a new facility in Wenatchee in October 1995, providing more production and office space. Pacific Coast's operating expenses increased by $29,000, or 6.6%, between the two periods, in response to the increase in net sales. Ceramic Devices' operating expenses declined by $27,000, or 19.0%, between the two periods, due in part to efficiencies created by Ceramic Devices' move to the Wenatchee production facilities from San Diego, California in the spring of 1996. Interest expense increased from $62,000 in the second quarter of fiscal 1996 to $105,000 in the second quarter of fiscal 1997, primarily from obligations related to the new operating subsidiaries, Seismic ($1,000) and Morel ($44,000).

Net income for the quarter ended November 30, 1996 was $458,000, or $.04 per share, which represents an improvement over a net loss of $392,000, or ($.06) per share, for the quarter ended November 30, 1995.

     Six Months Ended November 30, 1996

Net sales for the six-month period ended November 30, 1996 were $15,761,000, compared to net sales of $7,131,000 for the six-month period ended November 30, 1995, an increase of $8,630,000. In the aerospace group, the operations of new subsidiaries contributed $5,963,000 of the increase, consisting of $5,853,000 from Morel and $110,000 from Seismic. In addition, Cashmere's net sales increased by $745,000, or 20.2%, between the two periods. Within the electronics group, net sales of Pacific Coast increased by $1,906,000, or 75.8%, primarily as a result of increases in order sizes and products incorporating the Company's patented technologies, and net sales of Ceramic Devices increased by $16,000, or 1.7%.

Gross profit for the six-month period ended November 30, 1996 was $3,878,000, compared to $1,345,000 for the six-month period ended November 30, 1995, an increase of $2,533,000. The Company's overall gross profit percentage increased to 24.6% from 18.9% of net sales between the two periods. In the aerospace group, operations of the Company's two new subsidiaries contributed $793,000 of the increase, consisting of $764,000 from Morel and $29,000 from Seismic. In addition, Cashmere's gross profit increased $457,000, or 67.3%, on a sales increase of $745,000 between the two periods, due primarily to renegotiation of Cashmere's supplier contract with Boeing and increases in sales to Boeing for additional products. Within the electronics group, Pacific Coast's gross profit increased by $1,361,000, or 329.5%, between the two periods, due in part to the 75.8% increase in net sales and production efficiencies gained with that increase in sales activities. Gross profit of Ceramic Devices declined by $78,000, or 30.8%, between the two periods.

Operating expenses for the six months ended November 30, 1996 were $3,019,000, compared to $1,823,000 for the six months ended November 30, 1995, an increase of $1,196,000. The operations of the Company's two new subsidiaries accounted for $1,004,000 of the increase, consisting of $805,000 from Morel and $199,000 from Seismic. Cashmere's operating expenses decreased by $3,000, or 0.4%, between the two periods. Pacific Coast's operating expenses increased by $220,000, or 28.5%, between the two periods in response to the 75.8% increase in net sales. Ceramic Devices' operating expenses declined by $59,000, or 20.5%, between the two periods due in part to efficiencies created by Ceramic Devices' move to the Wenatchee production facilities from San Diego, California in the spring of 1996. Interest expense increased to $279,000 in the first two quarters of fiscal 1997 from $106,000 in the first two quarters of fiscal 1997, primarily from obligations related to the new operating subsidiaries, Morel ($123,000) and Seismic ($1,000).

Net income for the six-month period ended November 30, 1996 was $684,000, or $.07 per share, which represents an improvement over a net loss of $584,000, or ($.09) per share, for the six months ended November 30, 1995.

Liquidity and Capital Resources

At November 30, 1996, the Company's total current assets were $14,793,000, and its total current liabilities were $6,964,000, resulting in net working capital of $7,829,000 and a current ratio of 2.12 to 1.0. Comparable amounts at May 31, 1996 were $13,009,000 of current assets and $12,057,000 of current liabilities, resulting in net working capital of $952,000, and a current ratio of 1.08 to 1.0.

On July 19, 1996, the Company closed an underwritten public offering of 2,250,000 Units, with each Unit consisting of one share of Common Stock and one warrant to purchase a share of Common Stock at a price of $3.125 per Unit, subject to certain possible adjustments (the "July 1996 public offering"). The July 1996 public offering resulted in net proceeds to the Company, after fees and expenses, of approximately $5,320,000. A portion of the net proceeds was used during the first six months of fiscal 1997 to pay off approximately $2,438,000 of short term debt and certain interest and fees associated with such debt. The remainder has been or is expected to be used for further reductions of debt, acquisition of manufacturing equipment, facilities expansion, potential acquisitions and working capital.

During the first six months of fiscal 1997, the Company obtained a modification and renewal of its lending arrangements with its primary lender. The Company's lending arrangements with that lender provide for a working capital line of credit, collateralized by accounts receivable and inventories, and a letter of credit required to support a loan from another lender. The Company believes that it was in compliance with all loan provisions at November 30, 1996.

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

Capital Resources

Subsequent to November 30, 1996, the Company had issued a purchase order to an equipment supplier for capital equipment with an expected total cost of approximately $1,400,000, subject to obtaining financing acceptable to the Company. Additions and replacements of plant and equipment are generally funded through working capital, trade-in credits for the replaced equipment, or capital leases or long-term notes secured by the equipment being acquired.

Inflation

Inflation has not had a significant impact on the Company's operations in the past two years, and is not expected to have a significant impact in the foreseeable future.

                                  PART II
                             OTHER INFORMATION

Item 1.  Legal Proceedings

     None.


Item 2.  Changes in Securities

     Effective as of November 30, 1996, PCT Holdings, Inc., a Nevada corporation ("PCTH"), merged into Pacific Aerospace & Electronics, Inc., a Washington corporation (the "Company"), in order to effect a change in PCTH's domicile from Nevada to Washington (the "Reincorporation Merger"), with the Company being the surviving entity. Prior to the Reincorporation Merger, the Company was a wholly-owned subsidiary of PCTH, organized for the purpose of reincorporating PCTH in Washington.

     Upon the effectiveness of the Reincorporation Merger, each outstanding share of the $.001 par value common stock of PCTH was automatically converted into one share of the $.001 par value common stock of the Company (the "Common Stock"), and each of the warrants to purchase common stock of PCTH sold in PCTH's registered public offering in July 1996 was automatically converted into a warrant to purchase Common Stock (the "Warrants"). It will not be necessary for shareholders or warrantholders of the Company to exchange their existing certificates. The Common Stock sold in PCTH's registered public offering in July 1996 and the Warrants continue to be traded on the Nasdaq National Market System, after the Reincorporation Merger, under the symbols "PCTH" and "PCTHW", respectively.

     The Company adopted new Articles of Incorporation in connection with the Reincorporation Merger. The Articles of Incorporation authorize 100,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, $.001 par value (the "Preferred Stock"). Although the Company has no current plans to issue Preferred Stock, the Board of Directors has the authority, subject to the exception described below, to determine the relative rights and preferences and the timing and terms of issuance of any series of Preferred Stock. Shareholder approval would not be required for issuance of Preferred Stock unless required by applicable law or by the rules of any stock exchange or automated quotation system on which securities of the Company may be listed or traded. The Nasdaq National Market System currently requires shareholder approval prior to issuing shares only in certain specific instances, such as an issuance that will result in a change in control of the corporation, or an acquisition involving the issuance of common stock or securities convertible into or exercisable for common stock that would equal or exceed 20% of the voting power or 20% of the number of shares of common stock outstanding before such issuance.

Item 3.   Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on October 29, 1996 and concluded on November 12, 1996 (together the "Annual
Meeting"). The shareholders voted upon the following matters at the Annual
Meeting:

     a. Election of Directors

     The following eight directors nominated by the Board of Directors were elected to serve as directors of the Company until the 1997 Annual Meeting of Shareholders:

                                                                      Broker
Director                    For          Against       Abstain       Non-votes

Donald A. Wright          6,988,209        5,435        2,200            0
Herman L. "Jack" Jones    6,333,209      658,435        2,200            0
Donald B. Cotton          6,720,888      270,756        2,200            0
Allen W. Dahl             6,720,888      270,756        2,200            0
Paul Schmidhauser         6,986,209        5,435        2,200            0
Gregory Smith             6,986,209        5,435        2,200            0
Robert L. Smith           6,720,909      270,735        2,200            0
Roger P. Vallo            6,986,188        5,456        2,200            0

     b. Approval of the Amended and Restated Stock Incentive Plan

     The Company's Amended and Restated Stock Incentive Plan, as described in the Company's proxy materials for the Annual Meeting, was approved by the following vote:

FOR                                                4,366,480
AGAINST                                               56,333
ABSTAIN                                               32,107
BROKER NON-VOTES                                   2,538,924

     c. Approval of Reincorporation Merger

     The Reincorporation Merger, as described in the Company's proxy materials for the Annual Meeting, was approved by the following vote:

FOR                                                5,141,774
AGAINST                                                2,710
ABSTAIN                                               17,282
BROKER NON-VOTES                                   2,547,255

     d. Approval of Name Change

     The change of the Corporation's name to "Pacific Aerospace &
Electronics, Inc." in the event that the Reincorporation Merger was not approved, as described in the Company's proxy materials for the Annual Meeting, was approved by the following vote:


FOR                                                5,681,511
AGAINST                                                3,906
ABSTAIN                                               13,275
BROKER NON-VOTES                                   1,295,152

     e. Ratification of Moss Adams as the Company's Independent Auditors

     The selection of Moss Adams LLP as the Company's independent auditors was ratified by the following vote:


FOR                                                6,970,253
AGAINST                                                4,121
ABSTAIN                                               19,470
BROKER NON-VOTES                                           0

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits.

     The following are filed as exhibits to this Quarterly Report:

2.1 Agreement and Plan of Merger between PCT Holdings, Inc. and Pacific Aerospace & Electronics, Inc. dated November 25, 1996. *

3.4 Articles of Incorporation of Pacific Aerospace & Electronics, Inc., as filed on September 20, 1996, with the Secretary of State of the State of Washington. *

3.5 Articles of Merger of PCT Holdings, Inc. into Pacific Aerospace & Electronics, Inc. filed with the Nevada Secretary of State effective as of 11:59 p.m. PST on November 30, 1996. *

3.6 Articles of Merger of PCT Holdings, Inc. with and into Pacific Aerospace & Electronics, Inc. filed with the Washington Secretary of State effective as of 11:59 p.m. PST on November 30, 1996. *

3.7  Bylaws of Pacific Aerospace & Electronics, Inc. *

4.1  Form of specimen certificate for the Common Stock. *

4.2  Form of specimen certificate for the Warrants. *

10.7 Amended and Restated Stock Incentive Plan.

10.8 Independent Director Stock Plan.

27.  Financial Data Schedule

--------------------------

* Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996.

     b. Reports on Form 8-K.

     During the quarterly period ended November 30, 1996, the following Current Report on Form 8-K was filed with the Commission:

          On December 12, 1996, the Company reported that it had effected the Reincorporation Merger as of November 30, 1996. No financial statements were filed with that Form 8-K report.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PACIFIC AEROSPACE & ELECTRONICS, INC.


                                   DONALD A. WRIGHT
Date: January 3, 1997              --------------------------------------------
                                   Donald A. Wright
                                   President, Chief Executive Officer, and
                                   Chairman of the Board
                                   (Principal Executive Officer)


                                   NICK A. GERDE
Date: January 3, 1997              --------------------------------------------
                                   Nick A. Gerde
                                   Vice President Finance, Chief Financial
                                   Officer and Treasurer (Principal Financial and Accounting Officer)

                               EXHIBIT INDEX

Exhibit
Number         Description

2.1 Agreement and Plan of Merger between PCT Holdings, Inc. and Pacific Aerospace & Electronics, Inc. dated November 25, 1996. *

3.4 Articles of Incorporation of Pacific Aerospace & Electronics, Inc., as filed on September 20, 1996, with the Secretary of State of the State of Washington. *

3.5 Articles of Merger of PCT Holdings, Inc. into Pacific Aerospace & Electronics, Inc. filed with the Nevada Secretary of State effective as of 11:59 p.m. PST on November 30, 1996. *

3.6 Articles of Merger of PCT Holdings, Inc. with and into Pacific Aerospace & Electronics, Inc. filed with the Washington Secretary of State effective as of 11:59 p.m. PST on November 30, 1996. *

3.7       Bylaws of Pacific Aerospace & Electronics, Inc. *

4.1       Form of specimen certificate for the Common Stock. *

4.2       Form of specimen certificate for the Warrants. *

10.7      Amended and Restated Stock Incentive Plan.

10.8      Independent Director Stock Plan.

27.       Financial Data Schedule

--------------------------

* Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996.