Form 10QSB
period 1997-02-28
PACIFIC AEROSPACE & ELECTRONICS INC
filed 1997-04-02
CIK 790023

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 1, 1997, there were 9,742,709 shares outstanding of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets - February 28, 1997 and May 31, 1996

Consolidated Statements of Income - Third Quarters and Nine-Month Periods
       Ended February 28, 1997 and February 29, 1996

Consolidated Statements of Cash Flow - Third Quarters and Nine-Month Periods
       Ended February 28, 1997 and February 29, 1996

Management's Statement and Notes to Unaudited Consolidated Financial Statements

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   FORM 10-QSB
                       February 28, 1997 and May 31, 1996

                                                                   February 28,       May 31,
                                                                      1997             1996
                                                                   (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS
     Cash                                                         $  6,353,000    $    725,000
     Restricted cash                                                 1,000,000       1,000,000
     Stock subscriptions receivable                                  1,030,000
     Accounts receivable                                             4,124,000       3,359,000
     Inventory                                                       7,935,000       6,699,000
     Current portion of note receivable from related party              52,000          52,000
     Prepaid expenses and other                                        112,000         144,000
                                                                  ------------    ------------
              Total current assets                                  19,576,000      13,009,000
                                                                  ------------    ------------
PROPERTY AND EQUIPMENT, NET                                         11,608,000      10,656,000
                                                                  ------------    ------------
OTHER ASSETS
     Note receivable from related party, net of current portion        132,000         183,000
     Costs in excess of net book value of acquired subsidiaries      1,841,000       1,938,000
     Patents, net                                                    1,309,000       1,387,000
     Non-compete agreement                                              67,000          79,000
     Other                                                              63,000         397,000
                                                                  ------------    ------------
              Total other assets                                     3,412,000       3,984,000
                                                                  ------------    ------------
TOTAL ASSETS                                                      $ 34,596,000    $ 27,649,000
                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                   2,438,000
     Bank line of credit                                               474,000       1,224,000
     Accounts payable                                                2,829,000       3,142,000
     Accrued liabilities                                               910,000         840,000
     Current portion - long-term debt                                2,676,000       4,290,000
     Current portion - capital lease obligations                        83,000          53,000
     Current portion - non-compete agreement payable                    35,000          70,000
                                                                  ------------    ------------
              Total current liabilities                              7,007,000      12,057,000
                                                                  ------------    ------------
LONG-TERM LIABILITIES
     Long-term debt, net of current portion                          2,905,000       1,809,000
     Capital lease obligations, net of current portion                 269,000         152,000
     Non compete agreement payable, net of current portion              30,000          30,000
     Deferred income tax                                               592,000         592,000
     Deferred rent and other                                           447,000         470,000
                                                                  ------------    ------------
              Total long-term liabilities                            4,243,000       3,053,000
                                                                  ------------    ------------
                           Total liabilities                        11,250,000      15,110,000
                                                                  ------------    ------------
STOCKHOLDERS' EQUITY
     Common stock                                                   24,454,000      19,102,000
     Convertible preferred stock                                     4,527,000
     Accumulated deficit                                            (5,635,000)     (6,563,000)
                                                                  ------------    ------------
              Total stockholders' equity                            23,346,000      12,539,000
                                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 34,596,000    $ 27,649,000
                                                                  ============    ============


The accompanying notes are an integral part of the consolidated financial statements

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   FORM 10-QSB
                   Third Quarters and Nine-Month Periods Ended
                    February 28, 1997 and February 29, 1996


                                            Quarters Ended                       Nine Months Ended
                                 ---------------------------------       -------------------------------
                                   February 28,       February 29,       February 28,       February 29,
                                     1997                 1996              1997                1996
                                  (Unaudited)         (Unaudited)        (Unaudited)        (Unaudited)
                                  -----------         -----------        -----------        -----------
NET SALES                        $  8,093,000         $  6,356,000       $ 23,854,000        $ 13,488,000
COST OF SALES                       6,467,000            5,039,000         18,350,000          10,826,000
                                 ------------         ------------       ------------        ------------
GROSS PROFIT                        1,626,000            1,317,000          5,504,000           2,662,000
OPERATING EXPENSES                  1,258,000            1,360,000          4,277,000           3,183,000
                                 ------------         ------------       ------------        ------------
INCOME (LOSS) FROM
OPERATIONS                            368,000              (43,000)         1,227,000            (521,000)
                                 ------------         ------------       ------------        ------------
OTHER INCOME AND EXPENSE
     Interest Income                   23,000               14,000             62,000              23,000
     Interest Expense                (107,000)            (228,000)          (386,000)           (334,000)
     Other                            (34,000)              19,000             46,000              10,000
                                 ------------         ------------       ------------        ------------
                                     (118,000)            (195,000)          (278,000)           (301,000)
                                 ------------         ------------       ------------        ------------

NET INCOME (LOSS) BEFORE
FEDERAL INCOME TAXES                  250,000             (238,000)           949,000            (822,000)
PROVISION FOR FEDERAL
INCOME TAXES                           (6,000)                                (21,000)
                                 ------------         -------------      ------------        -------------
NET INCOME (LOSS) FOR THE
PERIOD                           $    244,000         $   (238,000)      $    928,000        $   (822,000)
                                 ============         ============       ============        ============
PER SHARE OF COMMON STOCK        $       0.03         $      (0.03)      $       0.10        $      (0.14)
                                 ============         ============       ============        ============

WEIGHTED AVERAGE SHARES
OUTSTANDING DURING THE PERIOD       9,742,709            7,128,419          9,363,955           5,949,203
                                 ============         ============       ============        ============

The accompanying notes are an integral part of the consolidated financial statements

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   FORM 10-QSB
                   Third Quarters and Nine-Month Periods Ended
                    February 28, 1997 and February 29, 1996


                                                             Quarters Ended                          Nine Months Ended
                                                   ----------------------------------       ------------------------------------
                                                     February 28,        February 29,        February 28,           February 29,
                                                         1997                1996                1997                  1996
                                                      (Unaudited)         (Unaudited)         (Unaudited)           (Unaudited)
                                                      -----------         -----------         -----------           -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net cash from operating activities                 $    204,000       $    314,000           $  (352,000)         $(2,788,000)
                                                     ------------       ------------           -----------          -----------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     (648,000)          (398,000)            (1,644,000)         (1,012,000)
  Purchase of patents                                                       (400,000)                                  (400,000)
  Reduction in notes receivable                            17,000                                   51,000
  Other changes, net                                       19,000            291,000               (36,000)              81,000
                                                     ------------       ------------           -----------          -----------
     Net cash from investing activities                  (612,000)          (507,000)            (1,629,000)         (1,331,000)
                                                     ------------       ------------           ------------         -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Payments on notes payable                                                                      (2,288,000)
  Payments on notes payable to stockholders                                  (17,000)              (150,000)            (48,000)
  Payments of debt and capital leases                    (191,000)          (468,000)              (984,000)         (1,111,000)
  Proceeds from financing debt                            543,000            254,000                543,000             773,000
  Reduction in stock subscriptions receivable                                                     1,030,000
  Net change in bank line of credit                                         (191,000)              (750,000)          1,289,000
  Sale of units                                                                                   7,031,000
  Payment of unit issuance costs                           (8,000)                               (1,340,000)
  Sale of preferred stock                               5,000,000                                 5,000,000
  Payment of preferred stock issuance costs              (473,000)                                 (473,000)
  Sale of common stock                                                                                                3,613,000
  Other changes, net                                      (44,000)           (33,000)               (10,000)             20,000
                                                     ------------       ------------           ------------         -----------
     Net cash from financing activities                 4,827,000           (455,000)             7,609,000           4,536,000
                                                     ------------       ------------           ------------         -----------
NET CHANGE IN CASH                                      4,419,000           (648,000)             5,628,000             417,000
Cash, beginning of period                               1,934,000          2,144,000                725,000           1,079,000
                                                     ------------       ------------           ------------         -----------
Cash, end of period                                  $  6,353,000       $  1,496,000           $  6,353,000         $ 1,496,000
                                                     ============       ============           ============         ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING ACTIVITIES
Acquisition of subsidiaries involved the following:
  Fair value of assets acquired other than cash                                                                    $ 10,286,000
  Liabilities assumed                                                                                              $ (7,203,000)
                                                                                                                   ------------
Total non-cash financing activities                                                                                $  3,083,000
                                                                                                                   ============
Seller financed purchase of equipment                 $   428,000        $    92,000                               $    361,000
Seller financed purchase of patents                                                                                $    320,000
Equipment purchased - capital leases                                     $    82,000                               $     82,000

The accompanying notes are an integral part of the consolidated financial statements

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                       MANAGEMENT'S STATEMENT AND NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   FORM 10-QSB
                                February 28, 1997

Management's Statement

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of February 28, 1997 and May 31, 1996, the consolidated results of operations for the three- and nine-month periods ended February 28, 1997 and February 29, 1996, and the consolidated statements of cash flow for the three- and nine-month periods ended February 28, 1997 and February 29, 1996. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended May 31, 1996 and 1995.

The results of operations for the three- and nine-month periods ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year. Also, certain reclassifications have been made to the February 29, 1996 statement of income and statement of cash flow to conform to the 1997 presentations.

Significant Events and Transactions

     Nine Months Ended February 28, 1997:

     Registered Public Offering

The Company completed a public offering of Units consisting of Common Stock and common stock purchase warrants during July 1996, resulting in net proceeds after fees and expenses of approximately $5,300,000. A portion of the net proceeds was used during the first nine months of fiscal 1997 to pay off debt of approximately $2,438,000 and certain interest and fees associated with such debt. The remainder has been or is expected to be used for further reductions of debt, acquisition of manufacturing equipment, facilities expansion, potential acquisitions and working capital.

     Renewal of Bank Line of Credit

During the first nine months of fiscal 1997, the Company obtained a modification and renewal of its lending arrangements with its primary lender. The Company's arrangements with that lender provide for a working capital line of credit, collateralized by accounts receivable and inventories, and a letter of credit required to support a loan from another lender. The Company believes that it was in compliance with all loan provisions at February 28, 1997.

     Reincorporation Merger

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

     Private Placement of Series A Convertible Preferred Stock

Effective as of February 28, 1997, the Company completed a private placement of 50,000 shares of Series A Convertible Preferred Stock, $.001 par value (the "Preferred Stock"), to 11 accredited investors, at a total offering price of $5,000,000. Costs and fees of approximately $500,000 were incurred in that offering, for net proceeds to the Company of approximately $4,500,000. The Company intends to use these net proceeds for future acquisitions, to purchase new manufacturing equipment to support the growth of its subsidiaries, and for working capital. If not sooner converted by the holders or the Company, the Preferred Stock will automatically convert, on February 28, 1999, to an amount of Common Stock computed at that time pursuant to a specified formula.

     Nine-Month Period Ended February 29, 1996:

     Morel Merger

The Company entered into an Agreement and Plan of Merger with Morel Industries, Inc., a Washington corporation ("Morel"), pursuant to which Morel Acquisition Corporation, a Washington corporation and subsidiary of the Company formed for the purpose of effecting the acquisition of Morel, was merged into Morel effective, for accounting purposes, as of November 30, 1995 (the "Morel Merger"). The Morel Merger was accounted for as a purchase.

     Seismic Asset Acquisition

The Company also entered into a purchase agreement with Seismic Safety Products, Inc., a Florida corporation ("Florida Seismic"), pursuant to which Seismic Safety Products, Inc., a Washington corporation and wholly-owned subsidiary of the Company, purchased substantially all of Florida Seismic's assets, subject to certain liabilities, for consideration consisting of cash and common stock of the Company. The Seismic asset acquisition was accounted for as a purchase.

Computations of Earnings (Loss) per Share

Earnings (loss) per common and common equivalent share are computed using the weighted average number of common and common equivalent shares outstanding during each reported period. Common equivalent shares consist of stock options and warrants, which are excluded from the computation if antidilutive. Fully-diluted earnings (loss) per common share did not differ significantly from primary earnings (loss) per common share in any period reported.

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

Overview

The Company's net sales for the three- and nine-month periods ended February 28, 1997 were derived from its five operating subsidiaries, which are divided into two operational and marketing groups. The Company's aerospace group consists of Cashmere Manufacturing Co., Inc. ("Cashmere"), which manufactures high quality machined aluminum parts and components, Seismic Safety Products, Inc. ("Seismic"), which markets seismic safety gas shutoff valves manufactured by Cashmere, and Morel Industries, Inc. ("Morel"), which manufactures cast aluminum parts and assemblies. The Company's electronics group consists of Pacific Coast Technologies, Inc. ("Pacific Coast"), which manufactures and sells electrical connectors and instrument packages, and Ceramic Devices, Inc. ("Ceramic Devices"), which manufactures ceramic capacitors, filters and feedthroughs.

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

The Company's financial condition and results of operations have been substantially affected by acquisitions. In November 1995, the Company formed Seismic, which acquired substantially all of the assets of a Florida corporation of the same name and acquired certain patents from affiliates of the Florida corporation. The Company also acquired Morel in December 1995 (effective for accounting purposes as of November 30, 1995). The Company's net sales for the nine-month period ended February 29, 1996 were therefore substantially derived from the three operating subsidiaries owned by the Company prior to those acquisitions: Pacific Coast, Cashmere and Ceramic Devices. A portion of the changes in the Company's results of operations from the first nine months of fiscal 1996 to the same period in fiscal 1997 are attributable to the addition of Morel and Seismic.

Results of Operations

     Quarter Ended February 28, 1997

Net sales for the quarter ended February 28, 1997 were $8,093,000, compared to net sales of $6,356,000 for the quarter ended February 29, 1996, an increase of $1,737,000. In the aerospace group, net sales of Cashmere increased by $837,000, or 54.3%, between the two periods, and net sales of Morel increased by $486,000, or 19.2%,between the two periods, in both cases primarily as a result of increased orders in the commercial airplane market. Net sales of Seismic decreased by $45,000, or 321%, between the two periods, primarily from inconsistent sales activity of its new product. Within the electronics group, net sales of Pacific Coast increased by $632,000, or 40.7%, between the two periods, primarily as a result of increases in order sizes and products incorporating the Company's patented technologies. Net sales of Ceramic Devices decreased by $174,000, or 25.8%, between the two periods, primarily as a result of Ceramic Devices' focus during the period on building production capacity.

Gross profit for the quarter ended February 28, 1997 was $1,626,000, compared to gross profit of $1,317,000 for the quarter ended February 29, 1996, an increase of $309,000. The Company's gross profit percentage was 20% of net sales for both periods. In the aerospace group, Cashmere's gross profit declined by $231,000, or 59.4%, between the two periods, primarily as the result of having a major portion of its manufacturing facilities and delivery systems virtually shut down for almost two weeks by the worst snow storm in over 50 years. Morel's gross profit increased by $258,000, or 263.3%, between the two periods, as a result of increased sales in the commercial airplane market, production efficiencies and equipment capabilities incorporated since the Morel Merger. Seismic's gross profit was ($5,000), reflecting the reduced sales level for the quarter. In the electronics group, Pacific Coast's gross profit increased by $369,000, or 62.6%, between the two periods, due in part to the 40.7% increase in net sales and production efficiencies gained with that increase in sales activities. Gross profit of Ceramic Devices declined by $92,000, or 36.6%, between the two periods, coinciding with the 25.8% decrease in net sales.

Operating expenses for the quarter ended February 28, 1997 were $1,258,000, compared to $1,360,000 for the quarter ended February 29, 1996, a decrease of $102,000. In the aerospace group, Cashmere's operating expenses decreased by $86,000, or 22.6%, between the two periods, reflecting an increase in efficiency after Cashmere's operations were moved from Cashmere, Washington to a new facility in Wenatchee in October 1995, providing more production and office space. Morel's operating expenses increased $25,000, or 9.9%, between the two periods. Seismic's operating expenses were $76,000 for both periods. In the electronics group, Pacific Coast's operating expenses increased by $66,000, or 14.3%, between the two periods, in response to the increase in net sales. Ceramic Devices' operating expenses declined by $45,000, or 27.9%, between the two periods, due in part to efficiencies created by Ceramic Devices' move to the Wenatchee production facilities from San Diego, California in the spring of 1996. Interest expense decreased from $228,000 in the third quarter of fiscal 1996 to $107,000 in the third quarter of fiscal 1997, due primarily to reductions in short-term debt made with the cash proceeds of the Company's July 1996 public offering.

Net income for the quarter ended February 28, 1997 was $244,000, or $.03 income per share, which represents an improvement over a net loss of $238,000, or $.03 loss per share, for the quarter ended February 29, 1996.

     Nine-Month Period Ended February 28, 1997

Net sales for the nine-month period ended February 28, 1997 were $23,854,000, compared to net sales of $13,488,000 for the nine-month period ended February 29, 1996, an increase of $10,366,000. In the aerospace group, the operations of the Company's two new subsidiaries contributed $6,404,000 of the increase, consisting of $6,339,000 from Morel and $65,000 from Seismic. In addition, Cashmere's net sales increased by $1,582,000, or 30.3%, between the two periods. Within the electronics group, net sales of Pacific Coast increased by $2,538,000, or 62.4%, between the two periods, primarily as a result of increases in order sizes and products incorporating the Company's patented technologies. Net sales of Ceramic Devices decreased by $158,000, or 9.9%, between the two periods.

Gross profit for the nine-month period ended February 28, 1997 was $5,504,000, compared to $2,662,000 for the nine-month period ended February 29, 1996, an increase of $2,842,000. The Company's overall gross profit percentage also increased to 23.1% from 19.7% of net sales between the two periods. In the aerospace group, the operations of the Company's two new subsidiaries contributed $1,006,000 of the increase, consisting of an increase of $1,023,000 from Morel and a decrease of $17,000 from Seismic. In addition, Cashmere's gross profit increased by $227,000, or 21.3%, between the two periods, on a sales increase of $1,583,000, due primarily to renegotiation of Cashmere's supplier contract with Boeing and increases in sales to Boeing for additional products. Within the electronics group, Pacific Coast's gross profit increased by $1,730,000, or 172.5%, between the two periods, due in part to the 62.4% increase in net sales, and production efficiencies gained with that increase in sales activities. Gross profit of Ceramic Devices declined by $170,000, or 33.8%, between the two periods.

Operating expenses for the nine months ended February 28, 1997 were $4,277,000, compared to $3,183,000 for the nine months ended February 29, 1996, an increase of $1,094,000. In the aerospace group, the operations of the Company's two new subsidiaries accounted for $888,000 of the increase, consisting of $689,000 from Morel and $199,000 from Seismic. Cashmere's operating expenses decreased by $89,000, or 7.8%, between the two periods. Pacific Coast's operating expenses increased by $286,000, or 23.2%, between the two periods, in response to the 62.4% increase in net sales. Ceramic Devices' operating expenses declined by $104,000, or 23.2%, between the two periods, due in part to efficiencies created by Ceramic Devices' move to the Wenatchee production facilities from San Diego, California in the spring of 1996. Interest expense increased to $386,000 in the first three quarters of fiscal 1997 as the result of obligations related to the new operating subsidiaries, Morel ($169,000) and Seismic ($2,000), up from $334,000 in the first three quarters of fiscal 1996.

Net income for the nine-month period ended February 28, 1997 was $928,000, or $.10 income per share, which represents an improvement over a net loss of $822,000, or $.14 loss per share, for the nine-month period ended February 29, 1996.

Liquidity and Capital Resources

     Overview

At February 28, 1997, the Company's total current assets were $19,576,000, and its total current liabilities were $7,007,000, resulting in net working capital of $12,569,000 and a current ratio of 2.8 to 1.0. Comparable amounts at May 31, 1996 were $13,009,000 of current assets and $12,057,000 of current liabilities, resulting in net working capital of $952,000, and a current ratio of 1.08 to 1.0.

     Registered Public Offering

On July 19, 1996, the Company closed an underwritten public offering of 2,250,000 Units, with each Unit consisting of one share of Common Stock and one warrant to purchase a share of Common Stock, at a price of $3.125 per Unit, subject to certain possible adjustments (the "July 1996 public offering"). The July 1996 public offering resulted in net proceeds to the Company, after fees and expenses, of approximately $5,300,000. A portion of the net proceeds was used during the first nine months of fiscal 1997 to pay off approximately $2,438,000 of short term debt and certain interest and fees associated with such debt. The remainder has been or is expected to be used for further reductions of debt, acquisition of manufacturing equipment, facilities expansion, potential acquisitions and working capital.

     Renewal of Bank Line of Credit

During the first nine months of fiscal 1997, the Company obtained a modification and renewal of its lending arrangements with its primary lender. The Company's lending arrangements with that lender provide for a working capital line of credit, collateralized by accounts receivable and inventories, and a letter of credit required to support a loan from another lender. The Company believes that it was in compliance with all loan provisions at February 28, 1997.

     Private Placement of Series A Convertible Preferred Stock

Effective as of February 28, 1997, the Company completed a private placement of 50,000 shares of Series A Convertible Preferred Stock, $.001 par value (the "Preferred Stock"), to 11 accredited investors, at a total offering price of $5,000,000. Costs and fees of approximately $500,000 were incurred in that offering, for net proceeds to the Company of approximately $4,500,000. The Company intends to use these net proceeds for future acquisitions, to purchase new manufacturing equipment to support the growth of its subsidiaries, and for working capital. If not sooner converted by the holders or the Company, the Preferred Stock will automatically convert, on February 28, 1999, to an amount of Common Stock computed at that time pursuant to a specified formula.

     Future Working Capital Needs

The Company believes that the net proceeds from the July 1996 public offering and from the February 1997 private offering of Preferred Stock, together with its existing credit facilities, will be sufficient to meet the Company's budgeted working capital requirements for at least the next 12 months. However, there is no assurance that the Company's working capital requirements will not exceed those currently budgeted, or that additional financing will be available to the Company, if and when needed.

Capital Resources

The Company has a pending purchase order to an equipment supplier for capital equipment with an expected total cost of approximately $1,400,000, subject to obtaining financing acceptable to the Company. The Company expects to take delivery of the equipment in mid-May 1997.

Additions and replacements of plant and equipment are generally funded through working capital, trade-in credits for the replaced equipment, or capital leases or long-term notes secured by the equipment being acquired.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     Private Placement of Series A Convertible Preferred Stock

Effective as of February 28, 1997, the Company completed a private placement of 50,000 shares of Series A Convertible Preferred Stock, $.001 par value (the "Preferred Stock"), to 11 accredited investors, at a total offering price of $5,000,000. Pacific Continental Securities Corp. acted as placement agent and received $375,000 in commissions. The offering was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

At the closing of the Preferred Stock offering, the Company entered into a Registration Rights Agreement with the holders of the Preferred Stock by which it is obliged to file a registration statement on Form S-3 to register for resale the shares of Common Stock underlying the Preferred Stock. Under the terms of that agreement, the registration statement must be effective by June 13, 1997.

The holders of the Preferred Stock will not have voting rights unless required by law and are not entitled to receive dividends except on an as-converted basis with the holders of the Company's common stock, $.001 par value ("Common Stock"). On the occurrence of certain events, the holders of Preferred Stock are entitled to a liquidation preference equal to the purchase price per share, plus any accrued but unpaid dividends.

The holders may convert their shares of Preferred Stock to Common Stock at any time after the earlier of (i) June 13, 1997, or (ii) the date that a registration statement covering the underlying shares of Common Stock is declared effective. The Company may cause the conversion of the Preferred Stock to Common Stock after fifteen days' notice to the holders if (i) the average closing bid prices of the Common Stock for 20 consecutive trading days is greater than $6.11, and (ii) the underlying shares of Common Stock are registered or qualified for resale under federal and state securities laws and listed or quoted for trading on the Nasdaq National Market System or such other securities exchange or quotation system on which the Company's Common Stock is then traded. If not sooner converted, the shares of Preferred Stock will be automatically converted to Common Stock on February 28, 1999.

On conversion of a share of Preferred Stock, the holder will receive a number of shares of Common Stock equal to $100 divided by the conversion price of the Preferred Stock. The conversion price will be the lower of (i) $3.49 or (ii) 85% of the average closing bid price per share of the Common Stock over the five days before conversion. As of February 28, 1997, the closing date, 1,432,665 shares of Common Stock would have been issuable on conversion of all of the Preferred Stock, and 9,742,709 shares of Common Stock were issued and outstanding. The Company may issue up to approximately 1.95 million shares of Common Stock on conversion, and must redeem any Preferred Stock that it is not permitted to convert.

The Company intends to use the proceeds of the Preferred Stock offering for future acquisitions, purchase of manufacturing equipment, facilities expansion and working capital.

Item 3.   Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits

     The following are filed as exhibits to this Quarterly Report:

          3.1 Amendment to Articles of Incorporation of Pacific Aerospace & Electronics, Inc., as filed on February 27, 1997 and corrected on March 3, 1997 with the Secretary of State of the State of Washington. *

          4.1  Form of specimen certificate for the Preferred Stock. *

          10.1 Series A Convertible Preferred Stock Purchase Agreement dated as of February 27, 1997. *

          10.2 Registration Rights Agreement dated as of February 27, 1997. *

          27.  Financial Data Schedule

--------------------------

* Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997.

     b. Reports on Form 8-K

The Company filed with the Commission the following Current Reports on Form 8-K with regard to events occurring during the quarter ended February 28, 1997:

          1. On December 12, 1996, the Company reported that it had effected the Reincorporation Merger as of November 30, 1996. No financial statements were filed with that Form 8-K report.

          2. On March 12, 1997, the Company reported that it had (i) completed the offering of its Series A Convertible Preferred Stock discussed in Item 2 above, as of February 28, 1997, and (ii) entered into a non-binding letter of intent to purchase substantially all of the assets of Northwest Technical Industries, Inc. No financial statements were filed with that Form 8-K report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PACIFIC AEROSPACE & ELECTRONICS, INC.



Date: April 2, 1997                DONALD A. WRIGHT
                                   ----------------------------------------
                                   Donald A. Wright
                                   President, Chief Executive Officer, and
                                   Chairman of the Board
                                   (Principal Executive Officer)



Date: April 2, 1997                NICK A. GERDE
                                   ----------------------------------------
                                   Nick A. Gerde
                                   Vice President Finance, Chief Financial
                                   Officer and Treasurer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number         Description

3.1 Amendment to Articles of Incorporation of Pacific Aerospace & Electronics, Inc., as filed on February 27, 1997 and corrected on March 3, 1997 with the Secretary of State of the State of Washington. *

4.1            Form of specimen certificate for the Preferred Stock. *

10.1 Series A Convertible Preferred Stock Purchase Agreement dated as of February 27, 1997. *

10.2           Registration Rights Agreement dated as of February 27, 1997. *

27.            Financial Data Schedule

--------------------------

* Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997.