Form 10KSB
period 1997-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 1997-08-01
CIK 790023

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended May 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                         Commission file number 0-26088

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                 (Name of small business issuer in its charter)

             Washington                                  91-1744587
    State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

        434 Olds Station Road
        Wenatchee, Washington                              98801
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $34,175,000

State the aggregate market value of the voting stock held by non-affiliates, based on the closing price for the registrant's Common Stock on the Nasdaq National Market System, as of June 25, 1997:
approximately $35,083,859.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 25, 1997:
             Common Stock, $.001 par value ("Common Stock"): 10,482,430 shares Common Stock Purchase Warrants ("Warrants"): 2,250,000 Warrants

Documents Incorporated by Reference: None, except certain Exhibits referred to on the list of Exhibits, contained in Item 13 of this report.

Transitional small business disclosure format:  Yes     No  X
                                                    ---    ---

                                TABLE OF CONTENTS

Item of Form 10-KSB                                                         Page
-------------------                                                         ----

PART I

Item 1 -   Description of Business............................................ 1

Item 2 -   Description of Property............................................14

Item 3 -   Legal Proceedings..................................................15

Item 4 -   Submission of Matters to a Vote of Security Holders................15

PART II

Item 5 -   Market for Common Equity and Related
           Shareholder Matters................................................16

Item 6 -   Management's Discussion and Analysis of
           Financial Condition and Results of  Operations.....................18

Item 7 -   Financial Statements...............................................24

Item 8 -   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............................43

PART III

Item 9 -   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................44

Item 10 -  Executive Compensation.............................................47

Item 11 -  Security Ownership of Certain Beneficial
           Owners and Management..............................................54

Item 12 -  Certain Relationships and Related
           Transactions.......................................................57

Item 13 -  Exhibits and Reports on Form 8-K...................................59

SIGNATURES....................................................................64

EXHIBIT INDEX.................................................................65

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

     Pacific Aerospace & Electronics, Inc. (the "Company") is an acquisition-oriented, technology-driven company that currently develops, manufactures, markets and sells a broad range of precision components and electronic assemblies designed to operate with a high degree of reliability in harsh environments such as the ocean, space and the human body. Markets served by the Company include the aerospace, space, defense, medical, energy, transportation, telecommunications and general electronics industries. The Company's common stock trades on the Nasdaq National Market System under the symbol "PCTH," and its warrants trade under the symbol "PCTHW."

     The Company currently operates through six wholly owned subsidiaries that are organized into two operational groups: the Electronics Group and the Aerospace Group. The Company has also recently announced the formation of an Information Technology Group. See "The Information Technology Group."

     The Company's Electronics Group is composed of three businesses: Pacific Coast Technologies, Inc. ("Pacific Coast"), Ceramic Devices, Inc. ("Ceramic Devices"), and Northwest Technical Industries, Inc. ("NTI"). Pacific Coast produces a variety of electronics packages and connectors shielded from their environment by the Company's proprietary ceramic seals, Ceramic Devices produces devices designed to filter out electromagnetic interference detrimental to other electronic devices, and NTI produces explosively bonded metals that are used in the electronic devices produced by Pacific Coast and Ceramic Devices.

     The Company's Aerospace Group is also composed of three businesses:
Cashmere Manufacturing Co., Inc. ("Cashmere"), Morel Industries, Inc. (Morel"), and Seismic Safety Products, Inc. ("Seismic"). Cashmere and Morel manufacture machined or cast metal products for many applications, including products that are incorporated into or complementary with the products of the Company's other subsidiaries, and Seismic designs and sells automatic natural gas shut-off valves manufactured by Cashmere.

     The customers of the Company's Electronics Group consist, to a substantial degree, of large manufacturing companies in the aerospace, defense, energy, medical and general electronics industries. These include Hughes Aircraft Company ("Hughes Aircraft"), Honeywell Inc.'s Military Avionics Division, Lockheed Martin Corporation ("Lockheed Martin"), Northrop Grumman Corporation ("Northrop Grumman"), Space Systems/Loral, Inc., Westinghouse Electric Corporation, TRW, Inc., Litton, Tri Manufacturing and Maritime Manufacturing. The Electronics Group also markets and sells its electronic products to a variety of smaller, specialized electronics companies. The customers of the Company's Aerospace Group include The Boeing Company ("Boeing"), Kawasaki Heavy Industries, Ltd., Deere & Company, Northrop Grumman and PACCAR, Inc. ("PACCAR").

     The Company's strategy for its Electronics and Aerospace Groups is to expand the range of products it offers and to produce a larger portion of the customer's total product requirement, through internal growth and the acquisition or development of new technologies. The Company has recently experienced significant growth in revenues, as a result of both the acquisition of complementary businesses and internal growth within the operating subsidiaries in those groups. The Company hopes to continue to experience growth and to exploit both technological and marketing synergies resulting from the integration of the businesses it has acquired and other businesses or technologies that it may acquire in the future. See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's business segments.

Formation

     The Holding Company

     Original PCTH. In May 1994, Donald A. Wright, the Company's Chief Executive Officer and President, formed PCT Holdings, Inc., a Washington corporation ("Original PCTH"), to hold the stock of Pacific Coast, which Mr. Wright had originally acquired in 1990, and to acquire Cashmere. See "Acquisition of Subsidiaries" below. The formation of Original PCTH was treated as if a pooling of interests for accounting purposes.

     Merger into Public Company. In February 1995, Original PCTH merged into a wholly owned subsidiary of Verazzana Ventures, Ltd. ("Verazzana"), an inactive public company (the "Verazzana merger"). In that merger, Verazzana changed its name to PCT Holdings, Inc., a Nevada corporation ("PCTH"). The surviving subsidiary in the Verazzana merger was dissolved in May 1996, causing Pacific Coast, Cashmere and Seismic to become direct subsidiaries of PCTH, along with Ceramic Devices and Morel. The Verazzana Merger was treated as if a pooling for accounting purposes.

     Reincorporation Merger. In November 1996, PCTH merged into the Company, with the Company as the surviving entity, in order to reincorporate under the laws of the State of Washington (the "Reincorporation Merger"). Prior to the Reincorporation Merger, the Company was a wholly owned subsidiary of PCTH. In the Reincorporation Merger, each share of PCTH common stock was converted into one share of the Company's Common Stock, and each of the warrants to purchase shares of PCTH's common stock were converted into warrants to purchase the same number of shares of the Company's Common Stock. The Reincorporation Merger was treated as if a pooling for accounting purposes.

     Acquisition of Subsidiaries

     Pacific Coast. Donald A. Wright purchased Pacific Coast in April 1990, before the formation of the holding company. Mr. Wright acquired Pacific Coast in exchange for cash and a promissory note to the sellers. In 1994, Mr. Wright formed the holding company and initiated a series of strategic acquisitions of companies whose operations and products the Company believes are complementary to the products designed, manufactured and marketed by Pacific Coast. Pacific Coast designs, manufactures and markets hermetically sealed electrical connectors, electronic sealants and instrument packages, using patented and proprietary technology.

     Cashmere. The first company acquired by the holding company was Cashmere, which was acquired in May 1994. The purchase price of the Cashmere acquisition was the issuance of Original PCTH common stock, which was later exchanged for 791,666 shares of PCTH common stock. The transaction was treated as a purchase for accounting purposes. Cashmere operates a precision machine shop that produces diversified components and assemblies for the aerospace, defense, electronics and transportation industries, including products and services provided to the Company's other subsidiaries.

     Ceramic Devices. The next company acquired was Ceramic Devices, which was acquired in April 1995 (effective for accounting purposes as of February 28, 1995). The purchase price for the Ceramic Devices acquisition was the issuance to the sellers of two promissory notes from PCTH totaling $600,000 in principal amount, and 133,333 shares of PCTH common stock. The transaction was treated as a purchase for accounting purposes. Ceramic Devices designs and manufactures a line of specialized filtering devices for use with electronic circuits operating in hostile environments and has a customer base similar to that of Pacific Coast.

     Seismic. In November 1995, Seismic was formed to acquired substantially all of the assets of a Florida corporation of the same name and to acquire certain patents from affiliates of the Florida corporation. The purchase price for the Seismic asset and patent acquisition was cash, certain deferred payment obligations and 128,750 shares of PCTH common stock. The transaction was treated as a purchase for accounting purposes. Seismic markets an automatic natural gas shut-off valve activated by earthquakes, which is manufactured by Cashmere.

     Morel. The next company acquired was Morel, which was acquired in December 1995 (effective for accounting purposes as of November 30, 1995). The purchase price for the Morel acquisition was the issuance of 650,000 shares of PCTH common stock, after certain post-closing adjustments. The transaction was treated as a purchase for accounting purposes. Morel manufactures precision cast aluminum parts used principally in the transportation, heavy trucking and aerospace industries.

     NTI. Most recently, the Company formed NTI which, on April 30, 1997, acquired substantially all of the assets of Northwest Technical Industries, Incorporated. The purchase price for the NTI acquisition was the issuance of 477,540 shares of the Company's Common Stock. The transaction was treated as a purchase for accounting purposes. NTI manufactures explosively bonded dissimilar metals and is a supplier to Pacific Coast.

Management of Growth

     The Company intends to continue to evaluate opportunities for growth through expansion of current operations and through the acquisition of other entities or lines of business. The Company's ability to manage its current and future growth will require it to implement and improve its operational, financial, budgeting, management information and internal control systems. The future success of the Company will depend in part on the ability of management to implement effectively these changes and to manage the Company's operations over the long term.

     Past Acquisitions. The Company's historical acquisitions have been made in its Electronics and Aerospace Groups on the philosophy that certain synergies and operating efficiencies can be achieved in the combined operation of companies with a similar focus. While the Company believes that it has experienced some of the anticipated benefits from its past acquisitions, there is no assurance that all of the expected benefits will be achieved.

     Future Acquisitions. As noted above, the Company is in the process of forming the Information Technology Group and has recently entered into letters of intent with five companies that would be included in this group. See "The Information Technology Group." The Company believes that the philosophy it applied in its historical acquisitions will apply to acquisitions by this group. In addition, the Company continues to evaluate other acquisition opportunities in its Information Technology Group, as well as in its Aerospace and Electronics Groups.

     Acquisition Risk Factors. Past and future acquisitions may subject the Company to many risks, including risks relating to integrating and managing the operations and personnel of acquired companies, and maintaining and implementing uniform standards, controls, procedures and policies. The success of future acquisitions will depend, in part, upon the Company's ability to assess and manage the risks typically associated with acquisitions, including the risks of assessing the value, strengths, and weaknesses of acquisition candidates or new products, possible diversion of management attention from the Company's existing businesses, reduction of cash, disruption of product development cycles, dilution of earnings per share, or other factors. A failure to achieve or sustain the anticipated benefits of any acquisition could result in that acquisition having a detrimental effect on the Company's results of operations, cash flow and financial condition.

The Electronics Group

     Pacific Coast Technologies, Inc.

     Products. Pacific Coast designs, manufactures and markets hermetically sealed electrical connectors, electronic sealants and instrument packages, using patented and proprietary technology. Pacific Coast was founded in 1976 and was acquired by Mr. Wright in 1990. See "Formation Acquisition of Subsidiaries - Pacific Coast". Pacific Coast's products are specifically designed for use in applications that operate in harsh environments, such as the ocean, space and the human body, which experience extremes in temperature, pressure or corrosiveness. Pacific Coast distributes its products primarily to the defense, aerospace, and telecommunications industries, the energy industry, and the medical industry. In the defense, aerospace, and telecommunications industries, Pacific Coast's largest customer group, its products are used in radar, avionics, and telecommunications applications. Pacific Coast participated in the production of the world's first hermetically sealed fiber optic connector for use on the international space station Alpha. In the energy industry, Pacific Coast's products are used in tools for drilling oil wells. In the medical industry, Pacific Coast's products can be found in pacemakers, bone growth stimulators and other implantable electronic devices such as audio implants for the hearing impaired.

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

     Pacific Coast also has several patented metal matrix composite technologies. Further development of metal matrix composites will allow Pacific Coast to make lighter, more durable electronic packages.

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

     Customers. Pacific Coast's customer base includes Fortune 1000 companies as well as smaller, specialized firms. For fiscal 1997, Pacific Coast's major customers in the defense, aerospace and telecommunications markets included ST Olektron Corp., Honeywell Inc.'s Military Avionics Division, Amphenol Corporations, AlliedSignal Inc.'s Aerospace Equipment Systems division, Space Systems/Loral, Inc., Hughes Aircraft, Litton, Santa Barbara Research Center, and Lockheed Martin. Pacific Coast's major customers in the energy market during that period included Schlumberger Industries, Inc. and its French parent company, Baker Hughes and Western Atlas International, Inc. Pacific Coast's major customers in the medical market during that year were Advanced Bionics Corporation and Electro-Biology, Inc. Pacific Coast has a varied customer base, and no single customer accounted for more than 10% of its net sales for fiscal 1997, except for Amphenol Aerospace at 17.2%.

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

     Customers. Ceramic Devices' customer base is generally the same as the customer base of Pacific Coast, including large defense, aerospace and telecommunications companies. Such customers purchase Ceramic Devices products for incorporation into sophisticated electronic systems. Ceramic Devices' major customers include Hughes Aircraft, Lockheed Martin, AlliedSignal Inc.'s Aerospace Equipment Systems division, and Litton Corp. No one customer accounted for more than 10% of Ceramic Devices' net sales for fiscal 1997, except for Hughes Aircraft at 22% and Litton Corp. at 12%. Because the customer base of Pacific Coast represents potential customers for Ceramic Devices, the companies use the same direct sales force and manufacturers' representative group.

     Strategy. The Ceramic Devices growth strategy includes increasing its marketing efforts to existing and potential customers in the defense, aerospace and telecommunications industries, and targeting customers of Pacific Coast in the medical industry. In May 1996, Ceramic Devices completed its move from San Diego, California to the Pacific Coast facility in Wenatchee, Washington. The Ceramic Devices strategy also includes increasing the efficiency of its production process through interaction with Pacific Coast, combining its filters with Pacific Coast products, and marketing Ceramic Devices products together with products of Pacific Coast.

     Northwest Technical Industries, Inc.

     Products. NTI manufactures explosively bonded dissimilar metals, such as aluminum and stainless steel, using proprietary technology. This technology is used in products where light weight is a requirement, such as in space applications, energy and physics applications where strength at high temperature and heat dissipation is a requirement, and marine and chemical processing applications where anti-corrosiveness is a requirement. NTI distributes its products primarily to the aerospace, defense, energy and marine industries. NTI's predecessor was founded in 1970, and was acquired by the Company in 1997 in order to assure a source of explosively bonded metals for the other companies in the Electronics Group.

     Customers. NTI's largest single customer in fiscal 1997 was Pacific Coast, representing approximately 15.8% of sales. Pacific Coast incorporates NTI's explosively bonded materials into a variety of its connectors and electronic packages. Other significant customers of NTI include TRI Manufacturing, Newport News, Oxford Instruments, Rail Products, Litton Systems and Lockheed Martin.

     Strategy. NTI's strategy is to continue to serve its current customer base, and to increase its sales and market share by targeting customers of Pacific Coast and Ceramic Devices who may need permanently bonded, lightweight metal composites for other uses in their products. NTI also plans to use the direct sales force and manufacturing representative group used by Pacific Coast and Ceramic Devices and to participate in cross-marketing to potential customers with Pacific Coast and Ceramic Devices.

The Aerospace Group

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

     Customers. Prior to its acquisition by the Company, Cashmere's sales were almost exclusively to Boeing. Through a diversification program, the percentage of Cashmere's sales to Boeing was decreased to approximately 66% for fiscal 1997, down from 75% for fiscal 1996. Sales to Boeing by Cashmere and other Company subsidiaries constituted approximately 24% of the Company's consolidated net sales for fiscal 1997. General economic conditions and events affecting Boeing, all of which are outside the control of the Company, may have a significant impact on Cashmere's sales and consequently on the overall results of operations of the Company. Cashmere has entered into contracts with Boeing which extend beyond one year to supply parts at fixed prices, and, accordingly, aluminum or other metal price increases or other cost increases can adversely affect Cashmere's margins on the sale of those parts. Boeing has considerable flexibility under its contracts with Cashmere to reduce its level of orders or to cease ordering products from Cashmere.

     During fiscal 1997, Cashmere's major customers were Boeing, NTK Aviation, Nissho Iwai American Corporation, Kawasaki Heavy Industries, Ltd. and Northrop Grumman. Pacific Coast, Morel, and Seismic together accounted for 5% of Cashmere's sales for fiscal 1997. Cashmere manufactures a variety of aluminum and stainless steel connector shells and electronic packages for Pacific Coast, machines cast parts for Morel, and is the sole manufacturer of the natural gas shut-off valve marketed by Seismic.

     Strategy. Through access to the customer base of Pacific Coast, Cashmere is pursuing strategies intended to continue reducing its dependency on Boeing. Cashmere has expanded its direct sales effort, and intends to concentrate on customer service and offer additional value-added services. Most Pacific Coast products require machining, allowing Cashmere to benefit from the sales and marketing efforts of Pacific Coast. Morel is also currently a customer of Cashmere. Cashmere and Morel have joint direct sales coverage in the Pacific Northwest and Southern California in an effort to expand the market for products of both companies.

     Morel Industries, Inc.

     Products. Morel manufactures precision cast aluminum parts used principally in the transportation, heavy trucking and aerospace industries. Morel was founded in 1909, and the Company purchased Morel in 1995 to provide cast parts for its other subsidiaries and to expand its presence in the transportation industry. Morel uses sand castings, lost foam and permanent molds to contain and shape molten aluminum. These components are often further shaped or patterned on Morel's machinery to meet a customer's specific needs. Morel also provides additional services such as painting, machining and general assembly work. Morel is currently operating at less than full capacity and believes that it could use its remaining capacity without significant additional capital expenditures.

     Customers. Morel is dependent on sales to PACCAR, Inc., including its Kenworth and Peterbilt divisions (collectively, "PACCAR"). Net sales to PACCAR constituted 63% of Morel's net sales in fiscal 1997. Net sales to PACCAR constituted 22% of the Company's consolidated net sales for that year. PACCAR has no contractual obligation to continue to place orders for products of Morel. Morel's other major customers include Deere & Company, Western Star Trucks, Smith Co., Impco Technologies, and Boeing.

     Strategy. Morel's customers are increasingly requesting products that are cast and machined by a single provider. The Company believes that Morel's ability to machine its aluminum parts, combined with additional capacity at Cashmere, will increase its ability to compete for finished cast aluminum business. The Company plans to diversify Morel's customer base by taking advantage of its access to the customers and marketing of the Company's other subsidiaries. The Company also has plans to provide Morel access to proprietary technology in order to enhance Morel's competitive advantages in its industry. The Company believes the addition of direct sale representatives in the Pacific Northwest and Southern California for Morel and Cashmere will allow Morel to diversify its customer base and reduce its dependence on PACCAR. There is no assurance, however, that Morel can successfully implement these or other strategies so as to reduce its reliance on PACCAR to a degree that will protect the Company in the event of unexpected decreases in sales to PACCAR.

     Seismic Safety Products, Inc.

     Products. Seismic develops and markets natural gas shut-off valves that are automatically activated by earthquakes. Cashmere manufactures the natural gas shut-off valve using patented technology that Seismic purchased in November 1995 from the inventors after six years of development. Seismic's valves are designed to be installed in new and existing natural gas lines and to automatically shut off the supply of gas in an earthquake. The valve may also be used as a manual natural gas shut-off valve to avert fires in other emergency situations. Significant patented features of the valve include a mechanism for manual reset of the shut-off valve without special tools and a seamless design to prevent potential leakage. Seismic's natural gas shut-off valve is certified by the American Gas Association and the State of California. The Seismic patents and patent applications extend beyond the current product to cover other possible products, such as an industrial version of the natural gas shut-off valve and an electrical shut-off product currently under development.

     Customers. Seismic began marketing its residential valve in December 1995 under the brand name "Northridge Valve(TM)". In March 1996, Seismic began supplying the valve to several large home improvement centers; however, Seismic has decided not to pursue this market sector for sales of its valves in the future. Current purchasers of Seismic's valve include Ace Hardware Corporation, Gensco, Inc., Northwest Water Heater and Western Supplies, with prospective purchasers including builders, plumbers, security companies and utility companies.

     Strategy. Unlike the other businesses acquired by the Company, there had been no sales of the Seismic subsidiary's natural gas shut-off valve before the Company acquired the technology for that product in November 1995. Since that time, Seismic's strategy has been to sell its gas shut-off valve through a variety of sources in earthquake-prone areas. The City of Los Angeles requires that new construction have an automatic natural gas shut-off valve installed. The Company believes that similar regulations may appear elsewhere on the West Coast due to its relatively high potential for seismic activity.

     This represents a different type of product and market for the Company. There is no assurance that this product will achieve market acceptance, or that the Company will be able to market the product successfully or to compete in this new market. The Company is evaluating several potential third-party marketing agreements and strategic partnership proposals with regard to the marketing of Seismic's natural gas shut-off valve currently marketed by Seismic. Under these proposals, Cashmere would retain the right to manufacture the valve.

The Information Technology Group

     The Company recently announced that it is forming an Information Technology Group. In connection with the formation of this group, the Company has entered into nonbinding letters of intent (together, the "Letters of Intent") with five companies: Brigadoon.com, Inc. ("Brigadoon"), of Bellevue, Washington; Market Visibility, Inc. ("Market Visibility"), of New York, New York; Jungle Street, Inc. ("Jungle Street"), of Everett, Washington, Quantum Interlink Internet, Inc. ("Quantum") of Provo, Utah, and MONITRx, Inc. ("MONITRx") of Larkspur, California. Brigadoon, Quantum and Jungle Street, through its wholly owned operating subsidiary, Televar Northwest, Inc., are Internet access providers. Market Visibility and MONITRx produce products for the Internet. Brigadoon, Market Visibility, Quantum and MONITRx are privately-held companies, and Jungle Street is a publicly-held reporting company.

     Under the Brigadoon Letter of Intent, Brigadoon would be merged into a subsidiary of the Company, with the shareholders of Brigadoon receiving a total of 1,000,000 newly issued shares of the Company's Common Stock. Under the Market Visibility Letter of Intent, a subsidiary of the Company would purchase all of the assets of Market Visibility for a total of 50,000 newly issued shares of the Company's Common Stock. In addition, the shareholders of Brigadoon and Market Visibility would be entitled to a declining percentage of any net profits of the acquiring subsidiary in excess of $2.5 million a year, over a five-year period after closing of the acquisitions and stock purchase. Under the Jungle Street Letter of Intent, a subsidiary of the Company would purchase newly issued common stock of Jungle Street amounting to 60% of the outstanding common stock of Jungle Street, for $1.5 million in cash. Under the Quantum Letter of Intent, a subsidiary of the Company would purchase all of Quantum's assets for a total of 100,000 newly issued shares of the Company's Common Stock. Under the MONITRx Letter of Intent, MONITRx would be merged into a subsidiary of the Company, with the shareholders of MONITRx receiving approximately 600,000 newly issued shares of the Company's common stock. The shareholders of MONITRx would be entitled to a declining percentage of any net profits of the acquiring subsidiary in excess of $1.2 million a year, over a five-year period after closing of the acquisition.

     All five transactions are subject to a number of conditions, including without limitation: the approval of the Boards of Directors of each of the companies; completion of satisfactory due diligence investigations; and the execution of definitive agreements between the Company and each of the companies. Pending the conclusion of due diligence investigations, the Company has entered into operations consulting and expense reimbursement agreements (the "Operating Agreements") with Brigadoon, Market Visibility and Jungle Street, pursuant to which the Company intends to assist in, consult with, and oversee the operations and management of these companies for an initial period of six months. Pursuant to the Operating Agreements, the Company has advanced funds to Brigadoon and to Jungle Street and its subsidiary. See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     If the five transactions are completed as contemplated in the Letters of Intent, it is anticipated that the Information Technology Group will provide Internet services throughout the United States. These services are expected to include: Internet access; Internet and highly customized web content; intranet systems; long distance telephony services; proprietary software; and a product line of multi-protocol computer network bridge/routers.

     The Company is currently considering the possible acquisition of other companies for inclusion in the Information Technology Group. See "Management of Growth."

Marketing

     Electronics Group. Pacific Coast and Ceramic Devices market their products in the United States, Europe and Japan through a network of 22 manufacturer representatives and resellers as of May 31, 1997, generally established on a geographic basis. These representatives and resellers are subject to agreements that prevent them from selling the products of competitors of Pacific Coast and Ceramic Devices. In addition, Pacific Coast and Ceramic Devices maintain a joint internal sales and customer service staff and engineering capability to meet customer requirements for technical support. NTI currently markets its products through customer referrals and industry meetings and trade shows. In the future, NTI intends to also participate in the joint marketing efforts of Pacific Coast and Ceramic Devices to existing and potential customers.

     Aerospace Group. Cashmere and Morel have a similar existing and potential customer base and use the same direct sales approach and personnel. They currently have direct regional sales personnel covering the West Coast. The Company expects to engage additional salespeople for other geographic regions as business warrants. Seismic currently markets the natural gas shut-off valve in California, Oregon, Utah, Washington and British Columbia, Canada. In addition, the Company believes that there is a significant market for Seismic's valves in other earthquake-prone areas, such as Japan. The Company is assessing whether it should substantially revise its strategy with respect to Seismic. See "Aerospace Group - Seismic Safety Products, Inc."

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

     Electronics Group. The market for Pacific Coast and Ceramic Devices products is highly competitive and is composed of numerous competitors, none of which dominates the market. Competition is based primarily on product quality, price, custom product development capability, and technical support. Pacific Coast's principal competitors include Balo Precision Parts, Inc., Amphenol Corporation, Hermetic Seal Corporation, Kemlon Products and Development Co., ITT Cannon Inc. and Alberox Corporation. Pacific Coast is not aware of any competitor that competes with all of its product lines, although competitors do exist in each market. Ceramic Devices' principal competitors in all of its markets include AVX Corporation, Spectrum Control, Inc. and Maxwell Laboratories, Inc.'s Sierra Capacitor/Filter Division. The market for NTI's products is somewhat competitive and is composed of one domestic and three foreign competitors. NTI's principal competitors in all of its markets include OMC (U.S.), Nitro Neobel (Sweden), Northern Energetics (Scotland), and Asahi (Japan). The Company believes that the products of the Electronics Group are positioned to be competitive in these markets due to the quality of the products, the proprietary and patented technology, and their custom product development capability.

     Aerospace Group. The market for Cashmere and Morel products is very competitive on a regional basis. The Company expects that access to Pacific Coast's proprietary technology and customer base will provide Cashmere and Morel with a competitive advantage in their industries. In addition, the Company believes that modernization accomplished when Morel purchased its current facilities in March 1994 enables Morel to produce its products more efficiently. The Company believes that the ability to offer combined and complementary products and value-added services with the Company's other subsidiaries will enhance the ability of Cashmere and Morel to compete in this market. The market for Seismic's natural gas shut-off valve includes several principal competitors, such as Safe T Quake Corporation, Engdahl Enterprises and Pacific Seismic Valves, Inc. The Company believes that its valve's rugged construction, ease of installation, easy patented reset feature, and pricing should allow it to be competitive in its market.

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

     Electronics Group. Pacific Coast, Ceramic Devices and NTI have multiple competitive sources generally available to supply all of their needs for raw, processed and machined materials. However, these companies occasionally experience delivery and quality difficulties with their vendors, and maintain secondary sources of supply for outside purchases. Pacific Coast and Ceramic Devices also maintain a quality control program to monitor supplier compliance with their supply requirements.

     Aerospace Group. Cashmere has a readily available source of supply for the raw materials it requires through numerous product distributors. Morel has several suppliers of aluminum for its casting process, including Aluminum Company of America, Inc. (ALCOA), Morel's largest supplier, which has a supply facility located within approximately 35 miles of Morel's facility. However, delivery and quality of supplies may vary or change from time to time. In addition, the price of aluminum fluctuates with the market, which is generally absorbed by Cashmere but which Morel can generally pass through to its customers. All of Seismic's products are supplied by Cashmere.

Proprietary Rights

     The Company relies primarily on a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures, and other intellectual property protection methods to protect its proprietary technology. The Company currently holds 33 United States patents and has three United States patent applications pending and three international patent applications pending. Of these, Pacific Coast owns 30 United States patents and has two United States patent applications pending and two foreign patent applications pending, and Seismic owns three United States patents, has one United States patent application pending and has one international patent application pending.

     The Company's issued patents will expire at various times over the next 15 years. Two of these patents, relating to connectors for pacemakers, will expire in September 1997, and another 16 of the patents will expire over the next five years. Although the Company believes that the manufacturing processes of its technology that is currently protected by patents, particularly that of Pacific Coast, are sufficiently complex that competing products made with the same technology are unlikely, there is no assurance that the Company's competitors will not design competing products using the same or similar technology once these patents have expired.

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

     The market for the Company's products is characterized by steadily evolving technology and industry standards, changes in customer needs and new product introductions. The Company's success has depended, and will continue to depend, on its ability to enhance its current products, develop new products that meet changing customer needs, advertise and market its products, and respond to evolving industry standards and other technological changes on a timely and cost-effective basis. There is no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or enhancements will achieve market acceptance. Furthermore, from time to time the Company and others may announce new products, enhancements or technologies that have the potential to replace or render obsolete one or more of the Company's existing products. The Company will need to continue to anticipate or respond adequately to changes in technology and customer preferences, the introduction of new products or enhancements by others and avoid significant delays in the development or introduction of new products by the Company.

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

     Since the Company's acquisition of Morel in December 1995, the Company has initiated an environmental compliance program for the Morel facility, which includes obtaining all permits necessary for that facility to operate in compliance with applicable Environmental Laws. As part of this program, in January 1996, Morel obtained a temporary permit to discharge air emissions, and in May, 1997, Morel obtained a permit to discharge waste water and storm water, pending the state's further review.

     Since the Company's acquisition of NTI in April 1997, the Company has initiated an assessment of NTI's environmental conditions, including the possible need for permits to discharge air emissions and storm water.

     From time to time, the Company's operations may result in noncompliance with Environmental Laws. If any violations of Environmental Laws occur, the Company could be liable for damages and for the costs of remedial actions, could be subject to revocation of permits necessary to conduct its business, or could be ordered to cease operations until such noncompliance is corrected. Any such revocation or stop work order could require the Company to cease or limit production at one or more of its facilities, which could have a material adverse effect on the Company. As a generator of hazardous materials, the Company is subject to financial exposure even if it fully complies with these laws. Environmental Laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violations. There is no assurance that any present or future noncompliance with Environmental Laws will not have a material adverse effect on the Company's results of operations or financial condition.

Employees

     As of July 1, 1997, the Company and its subsidiaries had a total of 488 full-time employees, of which 387 were in manufacturing and quality assurance, 20 were in customer service, marketing and sales, five were in engineering, 68 were in administration, and eight were in customer-sponsored product development. None of the Company's employees is covered by an ongoing collective bargaining agreement, the Company has experienced no work stoppages, and the Company believes that its relationship with its employees is good.

     The Company anticipates that the Information Technology Group being formed will have about 100 employees initially, if the Company's proposed acquisitions are completed as contemplated in the Letters of Intent. See "Formation - Acquisition of Subsidiaries - Information Technology Group."


ITEM 2.  DESCRIPTION OF PROPERTY

     All of the Company's current subsidiaries, except for NTI, are located in the greater Wenatchee, Washington area. Pacific Coast, Ceramic Devices, Cashmere and Seismic operate from adjacent buildings in Wenatchee. Morel is located 15 miles away in Entiat. The close proximity of these subsidiaries is part of the Company's strategy to enhance the efficiencies between the companies in the Electronics Group and Aerospace Group. In the opinion of the Company's management, these properties are adequately covered by insurance.

Existing Properties

     Wenatchee Facilities. Pacific Coast operates from facilities in Wenatchee, Washington of approximately 31,000 square feet, which it has leased from the Port of Chelan County since September 1994. Ceramic Devices completed its move to Wenatchee from San Diego, California in May 1996. An additional 7,500 square feet were added to the Pacific Coast lease in September 1995 to house Ceramic Devices' operations. The lease was also amended in June 1997 to add another 11,400 square feet to this lease to allow the construction of an addition to the Pacific Coast building. See "Future Properties - Facilities Expansion Plan." Cashmere operates from an adjacent facility of approximately 42,000 square feet. This facility was built to suit Cashmere by the Port of Chelan, and Cashmere has leased this facility from the Port of Chelan County since October 1995. The leases for these facilities expire in the year 2007 and both contain options to renew for two additional five-year terms. Total lease costs for these facilities were $382,000 in fiscal 1997. The Company's leasehold interest in these facilities is encumbered by a security interest in favor of Silicon Valley Bank, the Company's primary lender in the current principal amount of $125,000. See
Item 7 - "Financial Statements - Notes to Consolidated Financial Statements -
Note 8 - Long-Term Debt."

     Morel Facilities. Morel operates from facilities in Entiat, Washington of approximately 84,000 square feet. Morel purchased these facilities and relocated from Seattle in August 1994, at which time the facilities were renovated into a modern foundry operation. The title to these facilities is encumbered by a deed of trust in favor of Seattle-First National Bank in the current principal amount of $1,242,000. See Item 7 - "Financial Statements - Notes to Consolidated Financial Statements - Note 8 - Long Term Debt."

     NTI Facilities. NTI operates from owned facilities located in Sequim, Washington of approximately 18,355 square feet. NTI purchased these facilities in April 1997 when it acquired its assets. The seller of the assets had owned and operated its business in this location for approximately 20 years. NTI also leases a former quarry near Sequim, in order to conduct its blasting activities. The title to these facilities is encumbered by a deed of trust in favor of North Sound Bank in the current principal amount of $168,000. See Item 7 - "Financial Statements - Notes to Consolidated Financial Statements - Note 8 - Long Term Debt."

     Cashmere Storage. Cashmere owns a portion of its previous facility of approximately 46,000 square feet located in nearby Cashmere, Washington. Although the Company held this property for sale during a portion of fiscal 1996, it is currently using the property for staging and storage, and is assessing its long-term plans for the property, including the possibility of retaining the property. The title to these facilities is encumbered by a deed of trust in favor of Cashmere Valley Bank. See Item 7 - "Financial Statements - Notes to Consolidated Financial Statements - Note 8 - Long Term Debt."

Future Properties

     Facilities Expansion Plan. The Company's Board of Directors has recently authorized a facilities expansion plan that includes construction of an addition to the Pacific Coast building, the purchase of adjacent property from the Port of Chelan, and the construction of a corporate headquarters building on that property. The addition to the Pacific Coast building is currently under construction and is scheduled for completion in August 1997.

     Information Technology Group Facilities. The Company's new Information Technology Group is expected to initially be headquartered out of leased facilities located in or near Bellevue, Washington, if the acquisitions are completed as contemplated in the Letters of Intent.


ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor its property is subject to any pending material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

Market Information, Shareholders, and Dividends

     Until March 13, 1995, there was no public market for the Company's Common Stock. From that date through September 14, 1995, the Common Stock was listed on the Nasdaq Electronic Bulletin Board. From September 15, 1995 through July 15, 1996, the Common Stock was traded on the Nasdaq - Small Cap Market System under the symbol "PCTH." Since July 16, 1996, the Company's Common Stock and Common Stock Purchase Warrants ("Warrants") have been traded on the Nasdaq National Market System under the symbols "PCTH" for the Common Stock and "PCTHW" for the Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $4.6875 per share.

     The Nasdaq National Market System reported the following range of high and low sales prices for the Common Stock and the Warrants for each calendar quarter within the Company's 1996 and 1997 fiscal years:


                                                            Common Stock                 Warrants
                                                         -----------------          ------------------
Calendar Period                                          High          Low          High           Low
---------------                                          ----          ---          ----           ---
1995
Second Quarter (June 1- June 30)....................    $8.00         $5.00           --            --
Third Quarter.......................................     8.00          5.00           --            --
Fourth Quarter......................................     6.00          4.00           --            --
1996
First Quarter.......................................     4.38          3.75           --            --
Second Quarter......................................     5.00          2.75           --            --
Third Quarter.......................................     5.0625        2.00        $ .75         $ .375
Fourth Quarter .....................................     3.125         1.9375        .6875         .28125
1997
First Quarter.......................................     4.75          2.75         1.40625        .5
Second Quarter (March 1- May 31, 1997)   ...........     4.0625        2.6875       1.1875         .71875

     As of July 30, 1997, the closing sales price on the Nasdaq National Market System for the Common Stock was $4.0625 per share and the closing sales price on the Nasdaq National Market System for the Warrants was $1.90625 per Warrant.

     As of July 30, 1997, there were 900 holders of record of 10,865,292 shares of Common Stock, and 12 holders of record of 2,250,000 Warrants. In addition, the two underwriters in the July 1996 public offering hold warrants to purchase a total of 225,000 units, with each unit comprised of one share of Common Stock and one Warrant to purchase one share of Common Stock.

     The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future. The Company's agreement with its principal lender restricts the Company's ability to pay dividends.

Registration of Common Stock Issuable under Series A Convertible Preferred Stock

     Effective as of June 11, 1997, the Company registered 1,948,541 shares of Common Stock underlying 50,000 shares of the Company's Series A Convertible Preferred Stock, $.001 par value (the "Preferred Stock") on a Form S-3 Registration Statement (the "Form S-3 Registration"). As of June 25, 1997, 2,138 shares of Preferred Stock had been converted into 75,080 shares of Common Stock, and 47,862 shares of Preferred Stock remained unconverted. On conversion of a share of Preferred Stock, the holder will receive a number of shares of registered Common Stock equal to $100 divided by the "conversion price" of the Preferred Stock. The conversion price will be the lower of (a) $3.49 or (b) 85% of the average closing bid price per share of the Common Stock over the five trading days before conversion. The Company must redeem any Preferred Stock that it is not permitted to convert under the terms of the Company's Statement of Rights and Preferences for the Series A Convertible Preferred Stock.

Non-Public Warrants

     The Company has outstanding warrants to purchase a total of 622,500 shares of Common Stock. Of this amount, 160,000 shares have been registered by the Company under a Form S-8 registration statement. See Item 10 - "Executive Compensation - Benefit Plans - Registration of Underlying Shares." The warrants for the remaining shares contain registration rights provisions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Actual results could differ materially from those projected in the forward-looking statements set forth in
Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Overview" and "Liquidity and Capital Resources" and in Item 1 - "Description of Business" under each of the captions.

Overview

     Effect of Acquisitions and Reincorporation Merger

     The Company's financial condition and results of operations have been substantially affected by two corporate acquisitions in fiscal 1996 and its most recent acquisition in fiscal 1997. These acquisitions, as well as internal growth in the Company's existing businesses and the acquired businesses, have resulted in substantial increases in net sales, from $3,456,000 in the first quarter of fiscal 1996 to $10,320,000 in the fourth quarter of fiscal 1997. Approximately $3,725,000 of this growth in net sales resulted from the acquisitions and approximately $3,139,000 resulted from internal growth.

     Operating expenses and margins have also been substantially affected by the expenses directly associated with the acquisitions. Expenses related to the July 1996 public offering (as defined below), the Reincorporation Merger, and various capital-raising transactions, including transaction-related legal, accounting and other expenses, and merger and equity capital costs, amounted to approximately $104,000 in fiscal 1996 and approximately $103,000 in fiscal 1997. The Company has also experienced substantial increases in all other expense categories as a result of the increase in operations. A portion of these expenses can be attributed to the assimilation of acquired operations into the existing business.

     The Company reported net profits of $1,682,000 in fiscal 1997 and net losses of $999,000 in fiscal 1996. Although the Company achieved profitability in each quarter of fiscal 1997, the Company has not yet demonstrated an ability to achieve consistently profitable operations over a longer period. There is no assurance that profitable operations will be sustained in fiscal 1998 or at any time thereafter. The Company's ability to maintain a profitable level of operations in the future will depend on many factors, including the Company's ability to assimilate its recent and potential future acquisitions, the degree of market penetration of its products, its ability to develop new products, the degree of market acceptance of new products, and the level of competition in those markets in which the Company operates. The Company is currently experiencing significant growth in orders and backlog, which will require additional expenditures to support a higher level of inventory and operations. These requirements will affect cash flow and results of operations over the short term.

     Product Margins; Seasonality

     The electronic products business conducted by the Company's Electronics Group is characterized by relatively low volumes and high margins. In comparison, volumes have historically been higher and margins lower in the metal products business conducted by the Company's Aerospace Group, than in the electronic products business. The Company believes that margins will remain higher for electronic products than for metal products, although products incorporating both electronic and metal parts are expected to generate margins closer to electronic product margins. As a result of margin differences, changes in product mix between electronic and metal products can be expected to affect overall margins for the Company. The Company's historical results of operations are therefore not necessarily indicative of future operating performance. The Company has not experienced any material seasonality in its operations.

     Working Capital; Financings

     The Company has relied on equity infusions and commercial borrowing arrangements to supply significant portions of its required working capital. The Company's working capital requirements have been substantially increased by the growth in its operations and by the significant transaction-related expenses associated with its acquisitions.

     In March and May 1996, the Company received aggregate net proceeds of approximately $1,270,000 from the issuance of short-term debt. The proceeds were used principally to repay indebtedness to an existing lender and for operating capital. In May 1996, the Company also closed a Regulation S offering pursuant to which the Company raised proceeds, net of commissions, of approximately $1,340,000. The proceeds of that offering were used primarily for working capital and to retire short-term debt.

     On July 19, 1996, the Company closed an underwritten public offering of 2,250,000 Units, with each Unit consisting of one share of Common Stock and one Warrant, at a total offering price of $7,031,250 (the "July 1996 public offering"). The proceeds of the July 1996 public offering have been used, as of July 1997, primarily to pay off $2,438,000 in short-term debt and certain interest and fees associated with such debt, and to provide working capital for operations, and to purchase capital equipment.

     Effective as of February 28, 1997, the Company completed a private placement of 50,000 shares of Preferred Stock, at a total offering price of $5,000,000 (the "Preferred Stock offering"). The Company intends to use $1.5 million of the proceeds of the Preferred Stock offering to acquire a majority of Jungle Street's common stock. See Item 1 - "Description of Business - Formation Acquisition of Subsidiaries - Information Technology Group." The Company intends to use the remainder of the proceeds for other strategic acquisitions, purchase of manufacturing equipment, facilities expansion and working capital. Effective as of June 11, 1997, the Company registered 1,948,541 shares of Common Stock underlying the Preferred Stock on a Form S-3 Registration Statement. The Company will receive no cash as a result of any conversions of the Series A Convertible Preferred Stock to Common Stock.

     The Company is contemplating an offering of approximately $5,000,000 of convertible debt to a small group of accredited investors. If such an offering is consummated, the Company would use the proceeds primarily in connection with the formation of the Information Technology Group.

     The Company believes that the net proceeds from the securities offerings described above, together with its existing credit facilities, will be sufficient to meet the Company's currently budgeted working capital requirements for at least the next 12 months. The Company may also seek other equity or debt financing in connection with the operation and funding of the Information Technology Group. However, there is no assurance that additional financing will be available to the Company, if and when needed, or that the Company's working capital requirements will not exceed those currently budgeted.

     Segments

     The Company has determined that it currently operates in two business segments within the guidelines of SFAS No. 14. These business segments are "Electronics" (Pacific Coast, Ceramic Devices and NTI) and "Aerospace and Transportation" (Cashmere, Morel and Seismic). Accordingly, the Company has included the appropriate disclosure in Note 16, Business Segment Information, in its audited financial statements. See Item 7 - "Financial Statements."

     Implementation of Accounting Pronouncements

     The Company has evaluated the effect of the recent accounting pronouncements with future effective dates. SFAS No. 128 "Earnings Per Share," SFAS No. 130 "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Management believes that provisions of these recent pronouncements will not have a material effect on its financial condition or reported results of operations.

     Net Operating Loss Carryforwards

     The Company has available net operating loss carryforwards for federal income tax purposes of approximately $6,279,000, the benefits of which expire beginning in fiscal 2001 through fiscal 2011. The net operating losses created by the subsidiaries prior to their acquisition and the net operating losses created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition have limitations related to the amount of usage by each subsidiary or consolidated group, as described in the Internal Revenue Code. The following approximate net operating losses are available on an individual company basis, without taking into account any relevant expirations or limitations: Pacific Aerospace & Electronics, Inc. $218,000, Pacific Coast $3,680,000, Ceramic Devices $184,000, Cashmere $532,000, Morel $1,573,000, and
Seismic $92,000. If the subsidiaries achieve profitable operations, the net operating loss carryforwards available should reduce the federal income taxes due in future years.

Results of Operations for the Fiscal Years Ended May 31, 1997 and 1996

     The Company acquired Seismic and Morel in fiscal 1996, and NTI in fiscal 1997. Accordingly, the Company's results of operations for fiscal 1996 included a full year of operations at Pacific Coast, Ceramic Devices and Cashmere and six months at Morel and Seismic. Fiscal 1997 operations included a full year of operations at Pacific Coast, Cashmere, Ceramic Devices, Morel and Seismic, and one month at NTI.

     The Company's net sales increased a total of $13,450,000 in fiscal 1997 from fiscal 1996. Of that increase, $2,270,000 resulted from increased revenue of Pacific Coast; $3,488,000 resulted from increased revenue of Cashmere; $429,000 resulted from increased revenue of Ceramic Devices;

($7,000) was from a full year of operations of Seismic; $7,087,000 was from a full year of operations of Morel, and $183,000 was from one month of operations of NTI.

     Pacific Coast's net sales in fiscal 1997 were 36% higher than its net sales in fiscal 1996. The Company believes that this increase is a result of a variety of factors, including larger order sizes, broader market acceptance of the Company's proprietary technologies, increased sales of higher priced products, the addition of new customers, and improved engineering, design and manufacturing capabilities. Based on these factors and the revenue growth in fiscal 1996 and 1997, the Company expects that Pacific Coast will experience the most substantial rates of growth in revenue in the future.

     Cashmere's net sales in fiscal 1997 increased by 50% over net sales in 1996. The Company believes that the increase in Cashmere's net sales is primarily due to increased production levels of commercial aircraft by Boeing. Net sales of Ceramic Devices in fiscal 1997 increased by 32% over net sales in fiscal 1996. The Company believes that the increase in net sales of Ceramic Devices is due primarily to increasing order sizes from existing customers. Morel's net sales in fiscal 1997 were 17% higher than its annualized net sales in the prior year. The Company believes that increase is a result of a variety of factors, including the addition of new customers, including Boeing. Seismic's net sales in fiscal 1997 decreased 4% from net sales in 1996.

     Intercompany sales, which were eliminated in consolidation and not included in the above analysis, totaled $589,000 for fiscal 1997. Intercompany sales for fiscal 1997 were made by Cashmere to Pacific Coast ($151,000), to Seismic ($82,000), and to Morel ($300,000), by Pacific Coast to Ceramic Devices ($6,000), and by NTI to Pacific Coast ($60,000). In comparison, intercompany sales in fiscal 1996 were made by Cashmere to Pacific Coast ($375,000), to Seismic ($124,000) and to Morel ($224,000).

     Gross profit of the Company increased to $8,206,000 in fiscal 1997 from $4,286,000 in fiscal 1996. This represents an increase to 24% of net sales in fiscal 1997 from 20% of net sales in fiscal 1996. The increase in gross profit margin is primarily attributable to the increase in net sales of Pacific Coast, Cashmere, Ceramic Devices and Morel, and the corresponding production efficiencies gained with those sales increases. The Company also believes that its investments in new state-of-the-art equipment contributed to the improvement in gross profit.

     Interest income increased to $126,000 in fiscal 1997 from $37,000 in fiscal 1996. Interest income in fiscal 1997 resulted primarily from earnings on a $1,000,000 certificate of deposit held as collateral for Pacific Coast's Community Development Block Grant loan from Washington State and Chelan County. Interest expense decreased to $510,000 in fiscal 1997 from $535,000 in fiscal 1996, primarily as a result of the reduction of debt associated with the use of proceeds from its July 1996 public offering, proceeds from its February 1997 preferred stock sale, and reduction of its bank line of credit balances throughout the year.

     Merger and equity capital costs of $103,000 in fiscal 1997 primarily represent expenses related to the NTI acquisition, the Reincorporation Merger, and of the legal costs associated with pending or abandoned acquisition opportunities. Since "merger and equity capital costs" are no longer significant enough to require line item treatment, they have been included in operating expenses. Merger and equity capital costs of $104,000 in fiscal 1996 primarily represent expenses related to the Morel and Seismic acquisitions. See Item 1 - "Description of Business - Formation."

     The federal income tax expense of $50,000 for fiscal 1997 represents the alternative minimum tax impact of taxable net income, since the Company has net operating loss carryforwards sufficient to offset fiscal 1997 regular taxable income. The federal income benefit of $67,000 for fiscal 1996 resulted from recording deferred tax assets for certain net operating losses generated during fiscal 1996.

Liquidity and Capital Resources

     At May 31, 1997, the Company had $18,939,000 in current assets and $5,849,000 in current liabilities, resulting in net working capital of $13,090,000 and a current ratio of 3.24 to 1.00. At May 31, 1996, the Company had $13,009,000 in total current assets and $12,057,000 in total current liabilities, resulting in net working capital of $952,000 and a current ratio of
1.08 to 1.00.

     On July 2, 1997, the Company executed a commitment letter, loan agreement and promissory note for a new credit facility with Key Bank of Washington that extends until September 1998. The new facility includes a revolving working capital line of credit of up to $3,500,000, a capital equipment acquisition credit facility of up to $2,000,000, and a construction loan of $600,000, or 80% of the cost, of the addition to the Pacific Coast building. Security documents for these loans have not yet been executed. In June and July 1997, the Company advanced approximately $2.9 million under interest-bearing promissory notes to Brigadoon and Jungle Street and its subsidiary, pursuant to the Operating Agreements, which was generally used to repay defaulted obligations of those companies. The Company used a portion of the net proceeds from the July 1996 public offering to pay off obligations to certain lenders to Ceramic Devices and Morel. The Company believes that the net proceeds from its equity and debt financing activities, together with its new credit facilities, will be sufficient to meet its budgeted working capital requirements for at least the next 12 months. See "Overview - Working Capital; Financings."

     The Company's actual capital needs will depend upon numerous factors, including the amount of revenue generated from operations, the cost of increasing the Company's sales and marketing activities, the ability of third-party suppliers to meet product commitments, and any future acquisitions (including the proposed acquisitions of Jungle Street, Brigadoon, Market Visibility, Quantum and MONITRx), and the continuing availability of bank financing, none of which can be predicted with certainty. The Company may receive additional funds upon exercise of the Warrants and other outstanding warrants and stock options, but there is no assurance that any such warrants or stock options will be exercised. As a result of these and other factors, the Company is unable to predict accurately the amount or timing of future capital that it will require. Inability to obtain additional future capital could have a material adverse effect on the Company's business and results of operations.

     The Company currently has no material purchase commitments for capital equipment, except with respect to the remaining $876,000 due on certain equipment recently purchased by Cashmere. Additions and replacements of plant and equipment are generally funded through working capital, trade-in credits for the replaced equipment, or capital leases or long-term notes secured by the equipment purchased.

Recent Developments

     Preferred Stock Offering

     The Company completed the Preferred Stock offering in February 1997, for a total offering price of $5,000,000 and net proceeds to the Company after offering costs and expenses of $4,481,000. The Company intends to use the proceeds of the Preferred Stock Offering primarily in connection with the acquisitions proposed for the Information Technology Group (See Item 1 - "Description of Business - Formation - Acquisition of Subsidiaries - Information Technology Group"), and the remainder of the proceeds for other strategic acquisitions, purchase of manufacturing equipment, facilities expansion and working capital.

     Acquisition of NTI

     On April 30, 1997, NTI, Inc., a Washington corporation and wholly owned subsidiary of the Company, acquired substantially all of the assets of Northwest Technical Industries, Incorporated (the "Seller"). Immediately after the closing the Company's subsidiary, changed its name to Northwest Technical Industries, Inc., and the Seller changed its name to Northwest Explosives Bonding, Inc. In consideration for the Seller's assets, NTI assumed substantially all of the Seller's liabilities, and the Company issued 477,540 newly issued and unregistered shares of the Company's Common Stock to the Seller.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Pacific Aerospace & Electronics, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Pacific Aerospace & Electronics, Inc. (formerly PCT Holdings, Inc.) and Subsidiaries (the Company) as of May 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Aerospace & Electronics, Inc. and Subsidiaries as of May 31, 1997 and 1996, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



Everett, Washington
July 2, 1997

                               /s/ MOSS ADAMS LLP

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS

                                                                                   May 31,
                                                                     ----------------------------------
                                                                                1997               1996
                                                                     ---------------    ---------------
CURRENT ASSETS
    Cash and cash equivalents                                        $     3,048,000    $       725,000
    Certificates of deposit                                                1,000,000

    Restricted cash                                                                           1,000,000
    Stock subscriptions receivable                                                            1,030,000
    Accounts receivable, net of allowance for doubtful
        accounts of $247,000 and $69,000                                   5,455,000          3,359,000
    Inventory                                                              9,082,000          6,699,000
    Current portion of note receivable from related party                     55,000             52,000
    Prepaid expenses and other                                               299,000            144,000
                                                                     ---------------    ---------------

           Total current assets                                           18,939,000         13,009,000
                                                                     ---------------    ---------------


PROPERTY AND EQUIPMENT                                                    13,190,000         10,656,000
                                                                     ---------------    ---------------


OTHER ASSETS
    Note receivable from related party,
        net of current portion                                               125,000            183,000
    Costs in excess of net book value
        of acquired subsidiaries                                           2,071,000          1,938,000
    Patents                                                                1,331,000          1,387,000
    Other                                                                     96,000            476,000
                                                                     ---------------    ---------------

           Total other assets                                              3,623,000          3,984,000
                                                                     ---------------    ---------------

           Total assets                                              $    35,752,000    $    27,649,000
                                                                     ===============    ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   May 31,
                                                                     ----------------------------------
                                                                                1997               1996
                                                                     ---------------    ---------------
CURRENT LIABILITIES
    Notes payable                                                                       $     2,438,000
    Bank line of credit                                                                       1,224,000
    Accounts payable                                                 $     3,736,000          3,142,000
    Accrued liabilities                                                    1,116,000            840,000
    Current portion of long-term debt                                        997,000          4,413,000
                                                                     ---------------    ---------------

           Total current liabilities                                       5,849,000         12,057,000

LONG-TERM LIABILITIES
    Long-term debt, net of current portion                                 3,236,000          1,991,000
    Deferred income tax                                                      592,000            592,000
    Deferred rent and other                                                  456,000            470,000
                                                                     ---------------    ---------------

           Total liabilities                                              10,133,000         15,110,000
                                                                     ---------------    ---------------

STOCKHOLDERS' EQUITY
    Convertible preferred stock                                            4,481,000
    Common stock                                                          26,019,000         19,102,000
    Accumulated deficit                                                   (4,881,000)        (6,563,000)
                                                                     ---------------    ---------------

           Total stockholders' equity                                     25,619,000         12,539,000
                                                                     ---------------    ---------------

           Total liabilities and stockholders' equity                $    35,752,000    $    27,649,000
                                                                     ===============    ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------


                                                                             Year Ended May 31,
                                                                     ----------------------------------
                                                                                1997               1996
                                                                     ---------------    ---------------
NET SALES                                                            $    34,175,000    $    20,725,000

COST OF SALES                                                             25,969,000         16,439,000
                                                                     ---------------    ---------------

GROSS PROFIT                                                               8,206,000          4,286,000

OPERATING EXPENSES                                                         6,259,000          4,869,000
                                                                     ---------------    ---------------

INCOME (LOSS) FROM OPERATIONS                                              1,947,000           (583,000)
                                                                     ---------------    ---------------

OTHER INCOME AND EXPENSE
    Interest income                                                          126,000             37,000
    Interest expense                                                        (510,000)          (535,000)
    Other                                                                    169,000             15,000
                                                                     ---------------    ---------------

                                                                            (215,000)          (483,000)

INCOME (LOSS) BEFORE FEDERAL INCOME TAX                                    1,732,000         (1,066,000)

FEDERAL INCOME TAX BENEFIT (PROVISION)                                       (50,000)            67,000
                                                                     ---------------    ---------------

NET INCOME (LOSS)                                                    $     1,682,000    $      (999,000)
                                                                     ===============    ===============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK                            $          0.17    $         (0.16)
                                                                     ===============    ===============

WEIGHTED AVERAGE SHARES OUTSTANDING
    DURING THE PERIOD                                                      9,989,000          6,209,000
                                                                     ===============    ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------

                    FOR THE YEARS ENDED MAY 31, 1997 AND 1996

                                                Convertible
                                              Preferred Stock                Common Stock
                                         --------------------------  -------------------------------       Accumulated
                                             Shares          Amount          Shares           Amount          Deficit
                                         ----------  --------------  --------------  ---------------   --------------
BALANCE, May 31, 1995                                                     5,196,008  $    11,018,000   $   (5,564,000)

    Common stock issued                                                   1,503,551        4,932,000

    Common stock warrants issued                                                              69,000

    Common stock issued in
        connection with acquisitions                                        778,750        3,083,000

    Net loss                                                                                                 (999,000)
                                                                     --------------  ---------------   --------------

BALANCE, May 31, 1996                                                     7,478,309       19,102,000       (6,563,000)

    Common stock issued                                                   2,264,400        5,349,000

    Common stock options and warrants
        issued                                                                                16,000

    Common stock issued in
        connection with an acquisition                                      477,540        1,552,000

    Preferred stock issued                   50,000  $    4,481,000

    Net income                                                                                              1,682,000
                                         ----------  --------------  --------------  ---------------   --------------

BALANCE, May 31, 1997                        50,000  $    4,481,000      10,220,249  $    26,019,000   $   (4,881,000)
                                         ==========  ==============  ==============  ===============   ==============



The Company has authorized 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                                                             Year Ended May 31,
                                                                                     ----------------------------------
                                                                                                1997               1996
                                                                                     ---------------    ---------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
        FROM OPERATING ACTIVITIES
    Net income (loss)                                                                $     1,682,000    $      (999,000)
        Adjustments to reconcile net income (loss) to net cash
           from operating activities
        Depreciation and amortization                                                      1,358,000            871,000
        Loss on sale of property and equipment                                                                    8,000
        Director compensation paid in common stock                                            44,000             24,000
        Consulting services paid through issuance of stock option                              6,000
        Federal income tax benefit                                                                              (67,000)
        Changes in operating assets and liabilities
           Accounts receivable                                                            (1,774,000)        (1,018,000)
           Inventory                                                                      (1,951,000)        (1,303,000)
           Prepaid expenses and other                                                       (178,000)             8,000
           Accounts payable and accrued liabilities                                          557,000           (216,000)
                                                                                     ---------------    ---------------

           Net cash from operating activities                                               (256,000)        (2,692,000)
                                                                                     ----------------   ---------------

CASH FLOW FROM INVESTING ACTIVITIES
    Transfer between cash and restricted cash                                              1,000,000         (1,000,000)
    Purchase of certificate of deposit                                                    (1,000,000)
    Proceeds from stock subscription receivable                                            1,030,000
    Purchase of property and equipment                                                    (2,100,000)          (754,000)
    Proceeds from sale of property and equipment                                                                  9,000
    Purchase of patents                                                                                        (400,000)
    Payments received on note receivable from related party                                   58,000             44,000
    Increase in other assets, net                                                             44,000            (79,000)
                                                                                     ---------------    ---------------

           Net cash from investing activities                                                (968,000)       (2,180,000)
                                                                                     ----------------   ---------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                ------------------------------------------------

                                                                                             Year Ended May 31,
                                                                                     ----------------------------------
                                                                                                1997               1996
                                                                                     ---------------    ---------------
CASH FLOW FROM FINANCING ACTIVITIES
    Net change in bank line of credit                                                     (1,224,000)           308,000
    Payments on notes payable                                                             (2,438,000)
    Proceeds from long-term debt                                                             237,000            767,000
    Payments on long-term debt                                                            (3,248,000)        (1,457,000)
    Proceeds from notes payable                                                                               1,338,000
    Proceeds from sale of common stock                                                     7,137,000          3,878,000
    Common stock issue costs paid                                                         (1,398,000)          (328,000)
    Proceeds from sale of preferred stock                                                  5,000,000
    Preferred stock issue costs paid                                                        (519,000)
    Proceeds from sale of warrants                                                                               12,000
                                                                                     ---------------    ---------------

           Net cash from financing activities                                              3,547,000          4,518,000
                                                                                     ---------------    ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    2,323,000           (354,000)

CASH AND CASH EQUIVALENTS, beginning of year                                                 725,000          1,079,000
                                                                                     ---------------    ---------------

CASH AND CASH EQUIVALENTS, end of year                                               $     3,048,000    $       725,000
                                                                                     ===============    ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                              MAY 31, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Operations and principles of consolidation - Pacific Aerospace & Electronics, Inc. (formerly PCT Holdings, Inc.), located in Wenatchee, Washington, develops, manufactures, markets and sells a broad range of precision electronic components, designed to operate with a high degree of reliability in harsh environments, and machine or cast metal products for applications in the aerospace, defense, telecommunications, energy, transportation, medical and general electronics industries. The consolidated financial statements of Pacific Aerospace & Electronics, Inc. and Subsidiaries (the Company) include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

     The Company's customers are located throughout the United States and Europe. Included in accounts receivable at May 31, 1997 are $795,000, on 1997 sales of $8.0 million, and $489,000, on 1997 sales of $7.7 million, which are due from The Boeing Company and PACCAR, respectively. Included in accounts receivable at May 31, 1996 are $250,000, on 1996 sales of $5.9 million, and $569,000, on 1996 sales of $3.1 million, which are due from The Boeing Company and PACCAR, respectively.

     (b) Cash and cash equivalents - The Company considers all highly-liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limits.

     (c) Inventory - Inventory is generally stated at the lower of cost (first-in, first-out method) or market.

     (d) Depreciation - Property and equipment is depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. For federal income tax purposes, accelerated methods are used over statutory lives.

     (e) Patents - Purchased patents are recorded at cost. Developed patents are recorded at the value of related compensation awarded. Patents are amortized on the straight-line basis over the estimated useful lives of the patents of 11 to 17 years.

     (f) Federal income tax - Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company and its Subsidiaries file a consolidated federal income tax return.

     (g) Per share information - Earnings (Loss) per share of common stock is based upon the weighted average number of common stock and dilutive common stock equivalents outstanding using the treasury stock method. Stock options and warrants and convertible preferred stock are considered common stock equivalents. The weighted average number of shares outstanding was 9,989,000 and 6,209,000 during the years ended May 31, 1997 and 1996, respectively.

     (h) Fair value of financial instruments - The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other noncurrent assets, accounts payable, accrued expenses, and notes

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             ------------------------------------------

                              MAY 31, 1997 AND 1996



payable at May 31, 1997 and 1996, and long-term debt at May 31, 1997, are a reasonable estimate of their fair value. The carrying value of long-term debt at May 31, 1996 of $6,099,000 differs from the estimated fair value of $5,999,000. The estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of the year end or that will be realized in the future.

     (i) Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     (j) Revenue recognition - Revenue is recognized when products are shipped to customers.

     (k) Reclassifications - Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

     (l) New Accounting Standards - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128. The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 is required to be adopted by the Company in the year ending May 31, 1998. Had the Company been required to adopt SFAS No. 128 for the periods presented, the adoption would not have impacted diluted or primary earnings per share.

     In June 1997, the FASB issued SFAS No. 130 and 131. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting about operating segments, products and services, geographic areas, and major customers. The standards becomes effective for fiscal years beginning after December 15, 1997. Management plans to adopt these standards in the year ending May 31, 1998. Management believes that provisions of SFAS No. 130 and 131 will not have a material effect on its financial condition or reported results of operation.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             ------------------------------------------

                              MAY 31, 1997 AND 1996


NOTE 2 - BUSINESS ACQUISITIONS

     In November 1995, the Company acquired all of the assets of Seismic Safety Products, Inc. (Seismic). The asset purchase price consisted of $70,000 in cash and 128,750 shares of the Company's common stock valued at $483,000, for a total of $553,000. In connection with the transaction, the Company acquired certain patents for a total consideration of $520,000. Costs in excess of net book value of $535,000 were recorded as a result of this acquisition.

     Effective for accounting purposes on November 30, 1995, a wholly-owned subsidiary of the Company merged with Morel Industries, Inc. (Morel). The purchase price consisted of 650,000 shares of the Company's common stock valued at approximately $2.6 million. Costs in excess of net book value of $939,000 were recorded as a result of this acquisition.

     On April 30, 1997, the Company, acquired all of the assets of Northwest Technical Industries, Inc. (NTI). The asset purchase price consisted of 477,540 shares of the Company's common stock valued at $1,552,000. Costs in excess of net book value of $270,000 were recorded as a result of this acquisition.

     The business combinations described above have been accounted for using the purchase method. Accordingly, assets and liabilities have been reflected at fair value. The operating results of these acquired companies are included in the consolidated statements of operations from their respective acquisition dates. Any costs in excess of net book value as a result of these transactions are being amortized over 15 years. The Company assesses the recoverability of this intangible asset on a regular basis by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future cash flows.

     The following summary, prepared on a pro forma basis, combines the consolidated condensed results of operations as if Morel, Seismic and NTI had been acquired as of the beginning of the year ended May 31, 1996. There are no material adjustments which impact the summary.

                                                                                 Year Ended May 31,
                                                                           -------------------------------
                                                                                    1997              1996
                                                                           -------------     -------------
                                                                                       (Unaudited)
     Net sales                                                             $  36,158,000     $  26,801,000
     Income (Loss) from operations                                         $   2,084,000     $    (908,000)
     Net income (loss)                                                     $   1,802,000     $  (1,660,000)
     Earnings (Loss) per share of common stock                             $        0.17     $       (0.25)
     Weighted average shares outstanding during the period                    10,426,000         6,687,000

     The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             ------------------------------------------

                              MAY 31, 1997 AND 1996



NOTE 3 - INVENTORY
                                                                             May 31,
                                                                --------------------------------
                                                                        1997                1996
                                                                ------------        ------------
      Raw materials                                             $  2,685,000        $  1,900,000
      Work in progress                                             3,387,000           2,134,000
      Purchased and manufactured
         components and finished goods                             3,010,000           2,665,000
                                                                ------------        ------------
                                                                $  9,082,000        $  6,699,000
                                                                ============        ============

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment, including assets under capital lease arrangement, are as follows:

                                                     Estimated                           May 31,
                                                    Useful Life            ---------------------------------
                                                     in Years                          1997             1996
                                                ------------------         ----------------   --------------
     Land                                                                  $        895,000   $      470,000
     Buildings                                         20-39                      4,300,000        3,915,000
     Machinery and equipment                           5-20                       9,305,000        7,376,000
     Furniture and fixtures                            3-15                       1,215,000          854,000
     Leasehold improvements                            7-31                         401,000          273,000
                                                                           ----------------   --------------
                                                                                 16,116,000       12,888,000
     Less accumulated depreciation
        and amortization                                                          3,309,000        2,232,000
                                                                           ----------------   --------------
     Construction and purchases in progress                                         383,000
                                                                           ----------------
                                                                           $     13,190,000   $   10,656,000
                                                                           ================   ==============

     Estimated costs to complete the construction and purchases in progress at May 31, 1997 are approximately $1.8 million.

     The Company recognized depreciation of property and equipment of $1,103,000 and $696,000 during the years ended May 31, 1997 and 1996, respectively.

NOTE 5 - NOTE RECEIVABLE FROM RELATED PARTY

     The Company has a note receivable from a stockholder collectible in monthly installments of $5,900, with interest at a designee's prime rate (8.5% at May 31, 1997) plus 1%. The remaining outstanding balance matures in March 1999. The terms of the note receivable mirror the terms of a note payable of the same amount (Note 8).

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             ------------------------------------------

                              MAY 31, 1997 AND 1996

NOTE 6 - BANK LINE OF CREDIT

     The Company has a bank line of credit arrangement which expires on July 27, 1997. On July 2, 1997, the Company entered into a new credit arrangement (the New Agreement) which expires in September 1998. The New Agreement provides for a revolving line of credit up to $3,500,000, a non-revolving capital expenditure facility up to $2,000,000, and a term loan for the lessor of $600,000 or 80% of the cost of certain building improvements. Borrowings will bear interests at variable rates, and will be secured by inventory, accounts receivable, and certain equipment and building improvements. The agreement contains restrictive covenants related to working capital, net worth and debt service coverage.

NOTE 7 - NOTES PAYABLE

     During the year ended May 31, 1997, the Company repaid notes payable of $2,438,000, of which $150,000 was to a related party. In connection with the related party note and another note payable, during the year ended May 31, 1996, the Company issued the lenders warrants to purchase 337,500 shares of common stock at an excise price of $4.80 per share. The warrants expire in five years and were independently valued at approximately $12,000. This amount represents original issue discount which was charged to operations in the first quarter of 1997.

NOTE 8 - LONG-TERM DEBT
                                                                                                   May 31,
                                                                                        ------------------------------
                                                                                                1997              1996
                                                                                        ------------      ------------
        Bank
           Industrial revenue bond payable in monthly installments of $19,200, including interest at 8.12% through November 2009. Collateralized by land, building and equipment and
           the personal guarantees of certain stockholders.                             $  1,242,000      $  1,367,000
        City of Entiat
           Note payable in monthly installments of $7,300, including interest at
           8% through May 2001 at which time the balance of $200,100 will be due. Collateralized by accounts receivable, inventory, equipment and real property. Subordinated to the
           bank industrial revenue bond debt.                                                551,000           600,000
        Individual
           Note payable in monthly installments of $8,300, including interest at
           10.25% until February 1998 at which time the balance of $179,000 will be due. Collateralized by patents,
           accounts receivable and inventory.                                                231,000           303,000
        Bank
           Note payable in monthly installments of $5,900, including interest at a designee's prime rate plus 1% through March 1999, at which time the balance of $82,000 is due. Collateralized by real property and personal guarantee of
           a certain stockholder (Note 5).                                                   180,000           235,000

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             ------------------------------------------

                              MAY 31, 1997 AND 1996


                                                                                                   May 31,
                                                                                        ------------------------------
                                                                                                1997              1996
                                                                                        ------------     -------------
        Bank
           Note payable in monthly installments of $1,125 plus
           interest at prime plus 2.25% through October 1999.
           Collateralized by the assets of a subsidiary and the
           guarantee of a certain stockholder.                                               168,000
        Corporation
           Note payable in quarterly installments of $12,200, including
           interest at 8% through March 2001. Collateralized by a patent.                    166,000           200,000
        Various
           Notes payable in total monthly installments of $52,000,
           including interest at 9% to 11%. Collateralized by
           equipment of the Company.                                                       1,695,000        1,322,000
        Various notes paid in 1997                                                                          2,377,000
                                                                                        ------------     ------------
                                                                                           4,233,000        6,404,000
        Less current portion                                                                 997,000        4,413,000
                                                                                        ------------     ------------
        Long-term portion                                                               $  3,236,000     $  1,991,000
                                                                                        ============     ============

     The industrial revenue bond agreements require, among other matters, that the Company maintain minimum working capital, tangible net worth, and debt to tangible net worth ratios.

     Long-term debt matures for fiscal years ending May 31 as follows: $997,000 for 1998; $744,000 for 1999; $787,000 for 2000; $534,000 for 2001; $445,000 for
2002; and the balance of $726,000 in years thereafter.

NOTE 9 - LEASING ARRANGEMENTS

     The Company leases the manufacturing facilities in which Pacific Coast, Cashmere, Ceramic Devices, and Seismic are located through November 2005 from the Port of Chelan County. Rent payments through September 2000 are based on a percentage of the base rent, resulting in a deferred rent liability. Rental expense is recorded ratably over the term of the lease. Beginning in October 1998, the base rent is subject to annual adjustments for increases in the Consumer Price Index.

     The Company has several vehicle and equipment leases with minimum monthly lease payments in the aggregate of approximately $3,000. The lease terms range from three to six years.

     Total rental expense was $475,000 and $516,000 for the years ended May 31, 1997 and 1996, respectively.

     Minimum lease payments under these leases for fiscal years ending May 31 are as follows: $377,000 for 1998; $386,000 for 1999; $357,000 for 2000;
$339,000 for 2001; $326,000 for 2002; and $1,131,000 in years thereafter.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             ------------------------------------------

                              MAY 31, 1997 AND 1996



NOTE 10 - FEDERAL INCOME TAX

     The current federal income tax provision of $50,000 in 1997, represents the tax on alternative minimum taxable income. The deferred federal income tax benefit of $67,000 in 1996 represents the expected utilization of net operating loss (NOL) carryforwards available to offset deferred tax liabilities. Loss carryforwards generated by the Company prior to certain acquisitions may, subject to certain limitations, reduce tax liabilities on future earnings, or in part, reduce remaining deferred tax liabilities by reduction of the costs in excess of net book value of acquired assets in the Morel acquisition (Note 2).

     Reconciliation of the Federal statutory tax rate of 34% and the Company effective tax rates of 3% and 6% in 1997 and 1996, respectively, is as follows:

                                                                       Year Ended May 31,
                                                                 -------------------------------
                                                                           1997             1996
                                                                 --------------   --------------
      Tax provision (benefit) at statutory rate                  $      588,000   $     (362,000)
      Utilization of NOL carryforwards                                 (558,000)

      NOLs with no current tax benefit                                                   241,000
      Other                                                               20,000          54,000
                                                                 ---------------  --------------
                                                                 $        50,000  $      (67,000)
                                                                 ===============  ==============

     The Company has NOL carryforwards for federal income tax purposes of approximately $7,079,000, the benefits of which expire in the tax year 2001 through the tax year 2011. The Company also has AMT credits of $50,000 available for carryforward with no expiration date, which may be used to offset future regular tax liabilities. The NOLs created by the Company's subsidiaries prior to their acquisition and the NOLs created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition, have limitations related to the amount of usage by each subsidiary or consolidated group as described in the Internal Revenue Code. As a result of these limitations, approximately $800,000 of the $7,079,000 of NOLs will never become available.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                           May 31,
                                                                 ----------------------------
                                                                          1997           1996
                                                                 -------------    -----------
     Deferred tax assets
        NOL carryforward                                         $   2,135,000    $ 3,002,000
        Other                                                          290,000        274,000
        Valuation allowances                                        (1,717,000)    (2,429,000)
                                                                 --------------   -----------
                                                                       708,000        847,000
     Deferred tax liabilities
        Depreciation                                                 1,300,000      1,439,000
                                                                 -------------    -----------
     Net deferred tax liability                                  $     592,000    $   592,000
                                                                 =============    ===========

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             ------------------------------------------

                              MAY 31, 1997 AND 1996



     SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." Management believes that some of the excess of NOL carryforwards over temporary differences may be utilized in future periods. However, due to the uncertainty of future federal taxable income, a valuation allowance for the full amount of the net deferred tax asset has been recorded at May 31, 1997 and 1996. Due to limitations on the availability of certain of the NOLs referred to above, deferred tax liabilities associated with fixed assets acquired in the Morel merger have not been fully offset.

NOTE 11 - COMPENSATION PLANS AND COMMITMENTS

     Long-term investment and incentive plan - The Company has a long-term stock investment and incentive plan (the Option Plan) under which directors, officers, key employees, and other key individuals may be awarded stock options, stock appreciation rights, stock bonuses, and cash bonuses. Under the plan, the option exercise price is generally no less than fair-market value at the date of grant. Options expire no later than ten years from the grant date.

     SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies to record compensation cost for stock-based compensation plans at fair value or provide pro forma disclosures. The Company has chosen to continue to account for stock based compensation using the method whereby compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the exercise price of the option.

     If the estimated fair value of the options at the grant dates had been recognized as compensation expense over the vesting periods of the options, the Company's pro forma net income in the year ended May 31, 1997 would have been approximately $342,000, or $0.03 per share, and the pro forma net loss in the year ended May 31, 1996 would have been approximately $(1,079,000), or $(0.17) per share. Recognition of compensation expense for options granted would create a deferred tax asset of $483,000 and $27,000 at May 31, 1997 and 1996, respectively. However, no benefit for the deferred tax assets has been included in the pro forma net income (loss) for 1997 and 1996, as a valuation allowance would be recognized for the full amount of the deferred tax asset, consistent with other deferred tax assets (Note 10). The fair value of the options granted during 1997 and 1996 is estimated as $1,298,000 and $247,000, respectively, on the date of grant using the Black-Scholes, option-pricing model with the following assumptions: dividend none, expected volatility of 38.06%, risk-free interest rate of 6.49%, and expected life of 7 years.

     Stock option and long-term performance award and warrant transactions, excluding warrants sold in the public offering (Note 13) were:

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             ------------------------------------------

                              MAY 31, 1997 AND 1996


                                                  Shares of Common Stock
                                    ---------------------------------------------------
                                    Available For                                                 Weighted
                                      Exercise of      Options Under                         Average Price
                                     Option/Award               Plan           Warrants          of Shares
                                    -------------      -------------        -----------      -------------
     Balance, June 1, 1995              1,000,000                               160,000          $    2.00
        Granted                          (145,283)           145,283            337,500               4.89
                                    -------------      -------------        -----------
     Balance, May 31, 1996                854,717            145,283            497,500               4.17
        Authorized                      1,000,000
        Granted                          (998,333)           998,333                                  4.34
                                    -------------      -------------        -----------
     Balance, May 31, 1997                856,384          1,143,616            497,500          $    4.27
                                    =============      =============        ===========


     No options were exercised or lapsed during 1997 and 1996.

     The following table summarizes information concerning currently outstanding and exercisable options and warrants, excluding warrants sold in the public offering (Note 13):

                                                                                            Options and
                                  Options and Warrants Outstanding                 Warrants Exercisable
                       --------------------------------------------------    --------------------------
                                               Weighted
                                                Average          Weighted                     Weighted
            Range of                          Remaining           Average                      Average
            Exercise           Number       Contractual          Exercise          Number     Exercise
              Prices      Outstanding              Life            Prices     Exercisable        Price
     ---------------   --------------     -------------   ---------------    ------------    ---------
       $2.00 - $3.00          313,333              8.00          $   2.22         258,333    $    2.20
       $4.50 - $5.50        1,327,783              7.77          $   4.76       1,230,223    $    4.73
                       --------------                                        -----------
                            1,641,116                                          1,488,556
                       ==============                                        ===========

     Of the 152,560 options unexercisable at May 31, 1997, 10,000 are performance-based options.

     Independent Director Stock Plan - The Company has an Independent Director Stock Plan under which non-employee directors of the Company are awarded stock for service on the Company's board of directors. In 1997 and 1996, 14,400 and 9,000 shares of the Company's common stock, respectively, were issued under the plan. Included in compensation expense is $44,000 and $24,000 in 1997 and 1996, respectively, resulting from the shares issued.

     Retirement plan - The Company maintains a 401(k) plan covering all eligible employees who meet service requirements as provided in the plan. Company contributions to the profit sharing plan are determined annually by the Board of Directors. No contributions were made by the Company to the plan during the years ended May 31, 1997 and 1996.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             ------------------------------------------

                              MAY 31, 1997 AND 1996


NOTE 12 - CONVERTIBLE PREFERRED STOCK

     In February 1997, the Company sold 50,000 shares of Series A Convertible Preferred Stock through a private placement for $5,000,000, incurred related offering costs of $519,000, with net proceeds of $4,481,000. Conversion provisions include conversion any time after June 12, 1997; conversion to common shares equal to $100 divided by the lower of $3.49 or 85% of the average closing common per share bid price over the 5 days before conversion; and total shares converted cannot exceed 20% of total common shares outstanding or approximately 1,950,000 shares. If converted on May 31, 1997, 1,920,000 shares of common stock would be issued.

NOTE 13 - COMMON STOCK

     During the fiscal year ended May 31, 1996, the Company sold 1,429,470 shares of its common stock at an average of $3.43 per share, in an offering exempt from registration under Regulation S of the Securities Act of 1933, as amended (Regulation S). The Company incurred approximately $375,000 of costs related to the offering, which were charged against the proceeds of the offering in 1996. At May 31, 1996, the Company had stock subscriptions receivable of $1,030,000 related to the offering. The Company received the stock subscription funds in June 1996.

     In July 1996, the Company sold 2,250,000 units composed of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock at a price of $3.125 per unit in a public offering. The warrants entitle the holder to purchase one share of common stock at $4.6875 per share, exercisable anytime through July 2001. In addition, the Company issued warrants to two underwriters for the purchase of an additional 225,000 units at $3.75 per unit. All of these warrants are outstanding at May 31, 1997. During 1997 and 1996, the Company incurred $1,398,000 and $328,000, respectively, of costs related to the offering. The costs incurred during 1996 were deferred and at May 31, 1996, are included in other assets. These costs were charged against the proceeds of the stock offering in 1997.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             Year Ended May 31,
                                                                        ---------------------------
                                                                                1997           1996
                                                                        ------------    -----------
     Cash paid during the year for:
         Interest                                                       $    613,000    $   658,000
         Federal income taxes                                           $     18,000

     Acquisition of Subsidiaries:
         Fair value of assets acquired, other than cash                 $  1,928,000    $10,286,000
         Liabilities assumed                                                (482,000)   (7,203,000)
                                                                        ------------   -----------

         Common stock issued                                            $  1,446,000    $ 3,083,000
                                                                        ============    ===========

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             ------------------------------------------

                              MAY 31, 1997 AND 1996


    Non-cash investing and financing activities:
        Seller financed purchase of property and equipment                           $   639,000    $   539,000
        Seller financed purchase of patents                                          $    35,000    $   520,000
        Patent acquired through issuance of warrant                                  $    10,000    $    57,000
        Stock subscriptions receivable for issuance of common stock                                 $ 1,030,000

NOTE 15 - CONTINGENCIES

     The Company is currently party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or results of operations.

     In the normal course of business, the Company disposes of potentially hazardous material which could result in claims related to environmental cleanup. The Company has not been notified of any related claims. The Company is subject to various other environmental and governmental regulations, however, the extent of any non-compliance with those regulations is not ascertainable.

NOTE 16 - SUBSEQUENT EVENT

     In June 1997, the Company entered into nonbinding letters of intent for a merger between a wholly owned subsidiary of the Company and Brigadoon.com, Inc. (Brigadoon), for 1.0 million shares of the Company's common stock; the purchase of a 60% ownership interest of Jungle Street, Inc. (Jungle Street) through newly issued shares of Jungle Street common stock for $1.5 million in cash; and for the purchase of the assets of Market Visibility, Inc. (Market Visibility) for 50,000 shares of the Company's common stock. In addition, the Company has entered into six-month operating agreements with these companies to assist in, consult with and oversee their operations and management. Subsequent to May 31, 1997, pursuant to terms of the operating agreements, the Company has advanced funds in return for interest bearing notes payable, generally used to repay past due or defaulted obligations, $1,390,000 to Brigadoon, $1,487,000 to Jungle Street and its subsidiary. Certain officers and directors of the Company own approximately 23% of the outstanding common stock of Jungle Street after giving effect for the purchase of the Company, and have personally guaranteed certain obligations of Jungle Street totaling $650,000. All these transactions are subject to a number of conditions, including without limitation, the approval of the Boards of Directors of each of the companies, completion of due diligence, execution of definitive agreements, and closing.

NOTE 17 - BUSINESS SEGMENT INFORMATION

     The Company operates through six subsidiaries and operates in two general business segments, "Electronics" and "Aerospace and Transportation". In computing income (loss) from continuing operations for each segment, all costs have been allocated to segments. Identifiable assets are those assets used in the Company's operations in each business segment, and the identifiable assets do not include advances or loans between the business segments. The corporate assets are identified below, and no allocations were necessary for assets used jointly by the business segments.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
             ------------------------------------------

                              MAY 31, 1997 AND 1996


                                                                       Aerospace
                                                                             and
Year Ended May 31, 1997                       Electronics         Transportation       Elimination              Total
-----------------------                   ---------------        ---------------     -------------     --------------
Net sales to customers                    $    11,226,000        $    22,949,000                       $   34,175,000
Net sales between segments                                               151,000     $    (151,000)
                                          ---------------        ---------------     -------------
Net sales                                 $    11,226,000        $    23,100,000     $    (151,000)    $   34,175,000
                                          ===============        ===============     =============     ==============
Profit from operations                    $     1,595,000        $       137,000                       $    1,732,000
                                          ===============        ===============                       ==============
Identifiable assets                       $    11,419,000        $    21,011,000                       $   32,430,000
                                          ===============        ===============
Corporate assets                                                                                       $    3,322,000
                                                                                                       --------------
                                                                                                       $   35,752,000
Capital Expenditures                      $       778,000        $     1,961,000                       $    2,739,000
                                          ===============        ===============                       ==============
Depreciation and amortization             $       338,000        $       765,000                       $    1,103,000
                                          ===============        ===============                       ==============


                                                                       Aerospace
                                                                             and
Year Ended May 31, 1996                       Electronics         Transportation       Elimination              Total
-----------------------                   ---------------        ---------------     -------------     --------------
Net sales                                 $     8,343,000        $    12,382,000                       $   20,725,000
Net sales between segments                                       $       376,000     $    (376,000)
                                          ----------------       ---------------     -------------     --------------
Net sales                                 $     8,343,000        $    12,758,000     $    (376,000)    $   20,725,000
                                          ===============        ===============     =============     ==============
Loss from operations                      $      (312,000)       $      (754,000)                      $   (1,066,000)
                                          ===============        ===============                       ==============
Identifiable assets                       $     7,527,000        $    17,429,000                       $   24,956,000
                                          ===============        ===============
Corporate assets                                                                                       $    2,693,000
                                                                                                       --------------
                                                                                                       $   27,649,000
Capital Expenditures                      $       469,000        $     1,424,000                       $    1,893,000
                                          ===============        ===============                       ==============
Depreciation and amortization             $       263,000        $       433,000                       $      696,000
                                          ===============        ===============                       ==============

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth information as of July 18, 1997 (unless otherwise noted) regarding the directors and executive officers of the Company.

                                                   Director or
Name                                     Age       Officer Since           Position with Company
----                                     ---       -------------           ---------------------
Donald A. Wright(1)                      45        02/95                   Chairman of the Board, Chief
                                                                           Executive Officer and President
Nick A. Gerde                            52        02/95                   Vice President Finance, Chief
                                                                           Financial Officer, Treasurer and
                                                                           Assistant Secretary
Donald B. Cotton(2)(4)                   59        02/95                   Director
Allen W. Dahl, M.D.(1)(2)(3)(4)          69        02/95                   Director
Dr. Urs Diebold                          46        07/97                   Director
Herman L. "Jack" Jones                   66        02/95                   Director
Dale L. Rasmussen(4)                     47        06/97                   Director
Roger P. Vallo(1)(2)(3)(4)               62        02/95                   Director
William A. Wheeler (2)                   62        06/97                   Director

--------------

(1)  Member of the Nominating Committee
(2)  Member of the Compensation Committee
(3)  Member of the Option Committee
(4)  Member of the Finance and Audit Committee

     Donald A. Wright has been the Chairman of the Board, Chief Executive Officer and President of the Company and PCTH since February 1995, and held those same positions with Original PCTH and its successor from May 1994 until the successor was dissolved in May 1996. Mr. Wright has been an officer and director of Pacific Coast and its predecessor, Kyle Technology Corporation, since 1990. Mr. Wright also has been an officer and director of each of the Company's other operating subsidiaries since their respective acquisitions by the Company. In addition, Mr. Wright was a director of Jungle Street from January 1996 to June 1997.

     Nick A. Gerde has been the Vice President Finance and Chief Financial Officer of the Company and PCTH since February 1995, and held those same positions with Original PCTH since August 1994. He has been the Treasurer of the Company and PCTH since August 9, 1996. Mr. Gerde is also an officer and director of each of the Company's operating subsidiaries. Mr. Gerde served as Controller/CFO of Hydraulic Repair & Design, Inc., a regional hydraulic component repair and wholesale distribution company, from March 1990 through April 1993; Business Development Specialist with the Economic Development Council of North Central Washington from July 1993 to June 1994; and vice president of Televar Northwest, Inc. (now a wholly owned subsidiary of Jungle Street), from July 1994 to February 1995. In addition, Mr. Gerde was a director of Jungle Street, Inc. from January 1996 to June 1997. Mr. Gerde is a certified public accountant.

     Donald B. Cotton has been a director of the Company and PCTH since February 1995, and was a director of Original PCTH and its successor from May 1994 until the successor was dissolved. He was a director of Pacific Coast from October 1993 to October 1994. Mr. Cotton retired from GTE in 1993, where he served most recently as a vice president. He is currently self-employed as a software consultant. Mr. Cotton is also a director of Jungle Street.

     Allen W. Dahl, M.D. has been a director of the Company and PCTH since February 1995, and was a director of Original PCTH and its successor from October 1994 until the successor was dissolved. Dr. Dahl is retired from practice as a physician in the Puget Sound region of Washington.

     Dr. Urs Diebold has been a director of the Company since July 1997. Dr. Diebold has been a managing partner of Lysys AGREEMENT ("Lysys"), a Swiss financing and investment management company, since September 1990. Prior to joining Lysys in 1990, Dr. Diebold was an investment advisor at the Zurich office of Credit Suisse. Dr. Diebold is also a director of several Swiss companies, including Hottinger Zurich Valore, a Swiss company listed on the Zurich Stock Exchange, and of one of the Company's shareholders, Capital International Fund Limited.

     Herman L. "Jack" Jones has been a director of the Company and PCTH since February 1995 and was a director of Original PCTH and its successor from May 1994 until the successor was dissolved. Mr. Jones has served as a director of Cashmere since 1969. Mr. Jones founded Cashmere, and served as President of Cashmere from 1969 until August 1996. Mr. Jones was also Executive Vice President and Chief Operating Officer of each of the Company, PCTH, Original PCTH and its successor, from May 1994 to June 1997, and served as a director of Pacific Coast from April 1994 to October 1996, of Morel from December 1995 to October 1996, and of Seismic from October 1995 to October 1996.

     Dale L. Rasmussen has been a director of the Company since June 1997. Mr. Rasmussen has been employed as the Senior Vice President and Secretary of AirSensors, Inc. since 1989.

     Roger P. Vallo has been a director of the Company and PCTH since February 1995 and was the Secretary of the Company and PCTH from that date until August 1996. Mr. Vallo held those same positions with Original PCTH and its successor from May 1994 until the successor was dissolved. Mr. Vallo served as a director of Pacific Coast from February 1991 to November 1995 and as Secretary from July 1993 to October 1994. From 1990, he served as a director of the predecessor of Pacific Coast and subsequently as a director of Pacific Coast. Mr. Vallo is a retired Group President of GTE, and until recently was the President and Chief Executive Officer of Prudential Preferred Properties in Everett, Washington. Mr. Vallo is currently the President, Chief Executive Officer and a director of Jungle Street. The Company intends that Mr. Vallo will become the Group President of the Information Technology Group if the Company consummates the transactions contemplated in the Letters of Intent. See Item 1 - "Description of Business - Formation Acquisition of Subsidiaries - Information Technology Group."

     William A. Wheeler has been a director of the Company since June 1997. Mr. Wheeler retired from Dowty Aerospace Yakima in May 1997, where he served as President, Chief Executive Officer and Chairman of the Board of Directors since 1979.

     Directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and duly qualified. Under the terms of an agreement between Lysys and the Company, dated January 3, 1995, Lysys has the right to nominate one of the Company's Board members, until July 1998. Dr. Diebold is the current designee of Lysys to the Board of Directors. See Item 12 - "Certain Relationships and Related Transactions." Executive officers are elected by the Board of Directors of the Company at the first Board meeting after each annual meeting of shareholders and hold office until their successors are elected and duly qualified.

Significant Employees

     Lewis L. Wear, 56, has been the Group President of the Electronics Group since August 1996, President of Pacific Coast since February 1996, and a director of Pacific Coast since November 1995. He also has been a director of Ceramic Devices since November 1995 and President of NTI since April 1997. Prior to November 1995, Mr. Wear was Vice President of Operations for Vacuum Atmospheres, a division of WEMS, Inc.

     Garry R. Vandekieft, 55, has been Group President of the Aerospace Group since October 1996, President of Cashmere since August 1996, a director of Cashmere since October 1996, and was General Manager of Cashmere from June 1996 to August 1996. Prior to being employed by Cashmere, Mr. Vandekieft served as Manufacturing Operations Manager of Advanced Wind Turbines during 1995 and 1996, and as Director of Manufacturing of Master-Halco from 1990 through 1994.

Director Compensation

     The Company's Independent Director Stock Plan provides for an initial award of 500 shares of Common Stock and an annual award of $5,000 worth of Common Stock to each non-employee director. See Item 10 - "Executive Compensation - Benefit Plans - Independent Director Stock Plan." Each non-employee director who serves on a committee of the Board of Directors is entitled to receive a fee of $1,000 per year for each committee on which that director serves, and the chairperson of each committee is entitled to receive an additional $500 fee per year. In addition, each non-employee director of a subsidiary of the Company, who is not a director of the Company, will receive a fee of up to $1,000 per year. At the Board's option, persons who serve as directors of a subsidiary of the Company may be eligible for additional fees. Each of the cash fees may be paid, at the Board's option, in shares of Common Stock. Non-employee directors receive no salary for their services and receive no fee from the Company for their participation in meetings, although all directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board. As of May 31, 1997, 23,400 shares had been issued to directors under the Independent Director Stock Plan and an additional 3,609 shares have been issued to new directors since that date.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year, and on written representations that none of the Company's officers, directors, or principal shareholders ("Reporting Persons") were required to report any transactions on Form 5, the Company believes that, during the fiscal year ended May 31, 1997, the Reporting Persons complied in all material respects with all applicable filing requirements under Section 16(a) of the Securities Exchange Act, as amended. Donald A. Wright and Nick A. Gerde each filed an amended report to reflect an increase in an option exercise price related to certain previously reported option grants. Allen W. Dahl filed an amended report to include shares that had been acquired by his wife prior to their marriage, with respect to which he disclaims any beneficial interest.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth the annual and long-term compensation of Donald A. Wright ("Named Executive") for services in all capacities to the Company for the last three fiscal years. No other officer of the Company received annual salary and bonuses exceeding $100,000 in the fiscal year ended May 31, 1997.

                                                                        Long-Term Compensation
                                                                 -------------------------------------
                              Annual Compensation                            Awards            Payouts
                          ------------------------------------   ---------------------------   -------
                                                      Other      Restricted       Securities
 Name and                                             Annual          Stock       Underlying      LTIP        All Other
Principal        Fiscal      Salary      Bonus    Compensation       Awards     Options/SARs    Payouts    Compensation
 Position       Year(1)         ($)        ($)             ($)          ($)              (#)        ($)             ($)
---------       -------   ---------      -----    ------------   ----------     ------------    -------    ------------
Donald A.
Wright            1997    160,000(3)         0            0             0         920,000           0          400(5)
CEO(2) and        1996    110,577            0            0             0         112,560           0          400(5)
President         1995     83,654(3)         0            0             0         100,000(4)        0            0

-----------

(1) Information is shown for the May 31 fiscal years of the Company after November 1996, of PCTH prior to November 1996, and of Original PCTH prior to February 1995, which employed Mr. Wright during the relevant periods.

(2)  Mr. Wright became the Chief Executive Officer of the Company in November
     1996 upon the Reincorporation Merger, and of PCTH in February 1995, upon effectiveness of the Verazzana merger. See Item 1 - "Description of
     Business - Formation - Holding Company."

(3) A portion of the compensation shown for Mr. Wright for the fiscal year ended May 31, 1997 was paid by PCTH, and the remainder was paid by the Company. A portion of his compensation for fiscal year ended May 31, 1995 was paid by Original PCTH, and the remainder was paid by PCTH.

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

                                                       Percent of Total                       Market Price
                            Number of Securities         Options/SARs         Exercise or      on Date of
                             Underlying Options/     Granted to Employees      Base Price         Grant        Expiration
Name                          SARs Granted (#)          in Fiscal Year         ($/Share)        ($/Share)         Date
----                        --------------------     --------------------     -----------     ------------     -----------
Donald A. Wright                  920,000                   94.52%               2.375-          2.365-        July 2006-
                                                                                 4.6875          4.6875         May 2007

     Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values. The following table sets forth information concerning exercise of stock options and warrants during the last fiscal year by the Named Executive and the fiscal year end value of unexercised options:

                                                           Number of Securities             Value of Unexercised
                                                          Underlying Unexercised           In-the-Money Options/
                                                        Options/SARs at FY-end (#)           SARs at FY-end ($)
                                                        --------------------------          -------------------
                         Shares Acquired     Value
Name                     on Exercise (#)    Realized    Exercisable    Unexercisable  Exercisable(2)   Unexercisable
----                     ---------------    --------    -----------    -------------  --------------   -------------
Donald A. Wright                 0              0       1,074,024(1)       58,536         $167,375          N/A

--------------

(1) Includes warrants that were granted by Original PCTH on December 24, 1994, and converted by the Company, as of November 30, 1996, into warrants to purchase 100,000 shares of Common Stock at $2.00 per share, which are currently exercisable in full.

(2) Exercisable options and warrants to purchase 229,024 shares have exercise prices of less than $3.16 per share, the closing price of the Common Stock on May 31, 1997.

Employment Agreements

     Donald A. Wright

     Recent Employment Agreement. Mr. Wright was employed by the Company during fiscal 1997 pursuant to an Employment Agreement dated June 1, 1996 (the "Recent Employment Agreement"). Under the Recent Employment Agreement, Mr. Wright received an annual base salary of $160,000 for fiscal year 1997.

     New Employment Agreement. The Recent Employment Agreement was superseded by an Employment Agreement dated as of June 1, 1997 (the "New Employment Agreement"). The New Employment Agreement has a term of five years, ending on May 31, 2002, unless terminated earlier. Under the New Employment Agreement, Mr. Wright will receive an annual base salary of $192,000 for fiscal year 1998, a 15% increase for each of fiscal years 1999 and 2000, and such increases as are determined by the Board of Directors for fiscal years 2001 and 2002. The New Employment Agreement prohibits Mr. Wright from competing with the Company for two years following termination.

     Option Grant. Pursuant to the Recent Employment Agreement, the Board of Directors awarded Mr. Wright options to purchase up to 15,000 shares of Common Stock at $2.875 per share for his performance during fiscal year 1997, all of which are currently exercisable. Under the New Employment Agreement, Mr. Wright will be entitled to an award of fully-vested options to purchase 25,000 shares of

Common Stock at the end of each fiscal year during the term of the New Employment Agreement, and options to purchase up to another 250,000 shares per year based on a specified formula.

     Severance Provisions. Under the New Employment Agreement, if a "change of control" of the Company occurs and within six months thereafter Mr. Wright is terminated without "cause" or terminates his employment for "good reason" (as such terms are defined in the New Employment Agreement), Mr. Wright would be entitled to receive a severance payment equal to twice his annual base salary then in effect, subject to certain exceptions provided in the New Employment Agreement. The term "change of control" includes the following events: (1) a change in composition of the Board of Directors over any two-year period such that the directors at the beginning of the period, together with directors subsequently approved by the continuing directors, no longer constituted a majority of the Board, (2) any person becoming the beneficial owner of securities having 30% or more of the voting power of the Company's outstanding voting securities, subject to certain exceptions in the New Employment Agreement, or (3) a change of control of beneficial ownership of the Company's voting securities that triggers reporting under Item 16(e) of Schedule 14A of Regulation 14 under the Exchange Act. Any such severance payment under the New Employment Agreement would be reduced to the extent necessary to avoid subjecting the payment to penalty taxes on parachute payments. In addition to such severance payment, Mr. Wright and his family would be entitled to continue to participate for one year after such termination in employee health and medical benefits plans and programs in which they were participants when employment terminated, to the extent permitted by such plans and programs.

Benefit Plans

     Registration of Underlying Shares

     In June 1997, the Company filed a Form S-8 Registration Statement with the Commission registering the 2,260,000 shares issuable under the Company's Amended and Restated Stock Incentive Plan, Independent Director Stock Plan, and three stand-alone common stock purchase warrants issued to Donald A. Wright, Nick A. Gerde, and an employee of Pacific Coast, in connection with their employment. See "Summary Compensation - Option Grants."

     Amended and Restated Stock Incentive Plan

     The Company's Amended and Restated Stock Incentive Plan (the "Plan") provides for the award of incentive stock options ("ISOs") to key employees and the award of non-qualified stock options ("NSOs"), stock appreciation rights ("SARs"), bonus rights, and other incentive grants to employees and certain non-employees (other than non-employee directors) who have important relationships with the Company or its subsidiaries.

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

     Stock Option Grants. The Option Committee may grant ISOs and NSOs under the Plan. With respect to each option grant, the Option Committee determines the number of shares subject to the option, the option price, the period of the option, the time or times at which the option may be exercised (including whether the option will be subject to any vesting requirements and whether there will be any conditions precedent to exercise of the option), and the other terms and conditions of the option. As of the end of fiscal 1997, options to purchase an aggregate of 1,143,616 shares of Common Stock had been granted under the Plan. See "Description of Securities - Stock Options."

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

     Term. Unless earlier suspended or terminated by the Board, the Director Plan will continue in effect until the earlier of: (a) ten years from the date on which it is adopted by the Board, and (b) the date on which all shares available for issuance under the Director Plan have been issued.

     Initial Award. Each of the Independent Directors elected at and since the shareholders' meeting at which the Director Plan was adopted received 500 shares of Common Stock (the "Initial Award"), for a total of 3,500 shares as of May 31, 1997. Since May 31, 1997, three new directors have joined the Board, and a total of 1,500 shares of Common Stock have been issued to them pursuant to Annual Awards. Any new Independent Director will receive an Initial Award upon such Independent Director's first election or appointment to the Board.

     Annual Award. Each Independent Director also will be awarded additional shares (the "Annual Award") in an amount determined in accordance with the formula set forth below, on an annual basis, each time he or she is elected to the Board (or, if directors are elected to serve terms longer than one year, as of the date of each annual shareholders' meeting during that term). The number of shares awarded in the Annual

Award will be equivalent to the result of $5,000 divided by the fair market value of a share on the date of the award, rounded to the nearest 100 shares (or a fraction thereof if the Independent Director is elected or appointed to the Board at any time other than at the annual meeting of shareholders). At May 31, 1997, a total of 19,900 shares of Common Stock had been issued to Independent Directors as Annual Awards, and an additional 2,109 shares have been issued to new directors since that date.

     Vesting and Forfeiture. Shares issued pursuant to an Initial Award are fully vested upon the date of the award. Shares issued pursuant to an Annual Award vest in full on the first anniversary following the date of the Annual Award if the Independent Director has attended at least 75% of the regularly scheduled meetings of the Board during that year (the "Vesting Period"). If an Independent Director does not attend at least 75% of the regularly scheduled meetings of the Board during the Vesting Period, the shares issued pursuant to that Annual Award will expire and be forfeited without having vested. If a Director ceases to be an Independent Director for any reason other than death or disability before his or her last Annual Award vests, the shares issued pursuant to that Annual Award will be forfeited. However, the Board of Directors may waived or modify the vesting requirement prior to the first anniversary date of any Annual Award by unanimous vote. If an Independent Director is unable to continue his or her service as a director as a result of his or her disability or death, unvested shares of such Independent Director will immediately become vested as of the date of disability or death. In the event of a merger, consolidation or plan of exchange to which the Company is a party and in which the Company is not the survivor, or a sale of all or substantially all of the Company's assets, any unvested shares will vest automatically upon the closing of such transaction.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The following table shows, to the best of the Company's knowledge based on the records of the Company's transfer agent and the Company's records on issuances of shares, as adjusted to reflect changes in ownership documented in filings with the Securities and Exchange Commission made by certain shareholders and provided to the Company pursuant to Section 16 of the Exchange Act and statements provided to the Company by certain shareholders, Common Stock ownership as of June 25, 1997 (except as otherwise noted), by (1) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock ("Principal Shareholder"), (2) each of the Company's directors, (3) the Named Executive in the Summary Compensation Table, and (4) all executive officers and directors of the Company as a group.

                                                          Amount and Nature of Beneficial Ownership of:
                                                          --------------------------------------------
                                                              % of                                                  % of
                                              Common        Common                      % of     Preferred     Preferred
Name and Address of Beneficial Owner        Stock(1)      Stock(2)      Warrants    Warrants     Stock          Stock(2)
------------------------------------        --------      --------      --------    --------     ---------     ---------

Donald A. Wright
c/o Pacific Aerospace & Electronics,
Inc.
434 Olds Station Road
Wenatchee, WA 98801                        1,387,474(3)     12.01%        1,500           *           ---           ---


Herman L. "Jack" Jones
3761 School Street
Wenatchee, WA 98801                          701,437         7.18%          ---         ---           ---           ---

Roger Vallo
2707 Colby Avenue
Suite 1101
Everett, WA 98201                            221,326(4)      2.27%          ---         ---           ---           ---

Donald B. Cotton
538 Timber Ridge Drive
Trophy Club, TX 76262                        105,909(5)      1.08%          ---         ---           ---           ---

Allen W. Dahl
7300 Madrona Drive N.E.
Bainbridge Island, WA 98110                   62,825(6)        *            ---         ---           ---           ---

Dr. Urs Diebold
c/o Lysys AGREEMENT
Gessnerallee 38
P.O. Box CH-8023
Zurich, Switzerland                            6,300(7)        *            ---           *           ---           ---

William A. Wheeler
2011 Lombard Lane
Yakima, WA 98902                               4,267           *            ---           *           ---           ---

Dale L. Rasmussen
c/o AirSensors, Inc.
708 Industra Dr.
Tukwila, WA 98188                              1,267           *            ---           *           ---           ---

Leonard, L.P.
c/o Angelo, Gordon & Co., L.P.
245 Park Avenue, 26th Floor
New York, NY 10167                               ---          ---           ---         ---        15,500           32%

Paresco, Inc.
101 Hudson Street, 37th Floor
Jersey City, NJ 07302                        130,718         1.25%          ---         ---        10,000           20%

Strome Partners, L.P.
100 Wilshire Blvd., 15th Floor
Santa Monica, CA 90401                        35,118           *            ---         ---         4,145            9%

Strome Offshore, Ltd.
100 Wilshire Blvd., 15th Floor
Santa Monica, CA 90401                        34,069           *            ---         ---         4,430            9%

Strome Hedgecap, L.P.
100 Wilshire Blvd., 15th Floor
Santa Monica, CA 90401                        32,557           *            ---         ---         4,215            9%

GAM Arbitrage Investments, Inc.
c/o Angelo, Gordon & Co., L.P.
245 Park Avenue, 26th Floor
New York, NY 10167                                ---         ---           ---         ---         2,500            5%

All Executive Officers and Directors as
a group (nine persons)                     2,598,977(8)      22.3%        5,500           *           ---           ---

--------------

*    Less than 1%.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days are treated as outstanding for determining the amount and percentage of Common or Preferred Stock owned by such individual. Shares for which beneficial ownership is disclaimed by an individual also are included for purposes of determining the amount and percentage of Common or Preferred Stock owned by such individual. To the Company's knowledge, each person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable.

(2) Rounded to the nearest 1/10th of one percent, based on 10,482,430 shares of Common Stock outstanding on June 25, 1997, and 47,862 shares of Preferred
     Stock outstanding on June 25, 1997.

(3)  Includes 34,266 shares held by Ragen MacKenzie, Incorporated, custodian for
     Donald A. Wright, in two IRA accounts. Also includes currently exercisable warrants to purchase 100,000 shares of Common Stock, and currently exercisable options to purchase 974,024 shares of Common Stock.


(4)  Includes 216,666 shares held by PACO on behalf of Seattle-First National
     Bank, custodian for Roger P. Vallo IRA.

(5)  Includes 69,443 shares held by Lincoln Trust Company, custodian for Donald
     B. Cotton IRA.

(6) Includes 31,249 shares issued to Evablanche Armson Dahl. Dr. Dahl disclaims beneficial ownership of these securities.

(7)  Does not include 1,075 shares issued pursuant to the Company's Independent
     Director Stock Plan upon Dr. Diebold's appointment to the Board as of July
     18, 1977.

(8) Includes currently exercisable warrants to purchase up to 125,000 shares of Common Stock, and currently exercisable options to purchase up to 1,045,446 shares of Common Stock. Does not include the shares described in note (7), above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the Company's acquisition of Cashmere in May 1994, Cashmere sold the land and buildings, located in Cashmere, Washington, where its manufacturing facilities were then located, to Herman L. "Jack" Jones, a Principal Shareholder and director of the Company, and to John M. Eder, a former director of the Company and presently President of Seismic and an Executive Vice President of Cashmere, for $975,207. Cashmere received a note from Mr. Jones for the sales price, payable in monthly installments of $7,600 through May 2014, including interest at 7% per annum. The note was collateralized by the land and the buildings that then housed Cashmere's operations. No significant gain or loss to the Company resulted from this transaction. Cashmere leased these premises from Mr. Jones for a term of three years with monthly lease payments of $9,000. In May 1995, the Company and Messrs. Jones and Eder reached an agreement for Cashmere to reacquire a portion of the land and buildings. Under that agreement, Cashmere canceled $673,990 of the outstanding note from Mr. Jones, Mr. Jones agreed to assume the payment obligation of Cashmere under certain bank debt related to the property, although Cashmere remains an obligor under that bank debt, and Cashmere renewed the $278,795 balance of the note from Mr. Jones under the same terms as the bank debt. Although Mr. Jones has agreed to negotiate to refinance the bank debt in his name and remove Cashmere as an obligor, there is no assurance that Cashmere will be removed as an obligor on the bank debt. The Company paid Mr. Jones $108,000 in May 1995 for the cancellation of the lease, which was terminated upon completion of Cashmere's new facility in Wenatchee, Washington.

     In fiscal 1995, Original PCTH entered into a funding agreement (the "Funding Agreement") with Lysys Ltd. ("Lysys"). Under the Funding Agreement, Lysys has the right to nominate one of the Company's Board members until July 1998. Dr. Diebold was nominated by Lysys and was appointed as a director of the Company by the Board of Directors on July 18, 1997, upon the resignation of Lysys' previous nominee. Dr. Diebold is a general partner of Lysys. Roger D. Dudley, one of the Company's directors from February 1995 to November 1995, was associated with Lysys, although he was not a director, executive officer or equity owner of Lysys.

     The Company entered into another agreement with Lysys in fiscal 1996, as amended (the "Placement Agreement"), pursuant to which Lysys facilitated the sale by the Company of 838,470 shares of Common Stock in an offering exempt from registration under Regulation S of the Securities Act. The Company raised approximately $3.4 million from the offering, from which Lysys was paid a commission of $234,772. Pursuant to the Placement Agreement, the Company issued 30,000 shares of Common Stock to a designee of Lysys as additional compensation in connection with the offering.

     In fiscal 1996, Allen W. Dahl, a director of the Company, loaned Morel $100,000 pursuant to the terms of a promissory note, for working capital until consummation of the Morel merger, as defined in the following paragraph. All amounts due under this note were paid in full by Morel in December 1995.

     On December 1, 1995 (effective for accounting purposes on November 30,
1995), the Company effected a merger between a subsidiary of the Company that was formed for such purpose and Morel (the "Morel merger"). See Item 1 - "Description of Business - Formation - Acquisition of Subsidiaries." As consideration for the Morel merger, the Company, after certain post-closing adjustments, issued 650,000 shares of Common Stock to Stephen L. Morel and Mark Morel (the "Morel Shareholders"). Also in connection with the Morel merger, the Company entered into a registration rights agreement with the Morel Shareholders, pursuant to which the Morel Shareholders were granted the right, under certain circumstances, to have up to 50% of their shares registered, at the Company's expense, on an equal basis with other shareholders of the Company within two years after the date of closing. These registration rights were waived as to the July 1996 public offering and as to the Form S-3 Registration. Prior to the Morel merger, no material relationship existed between Morel and the Company or any of its affiliates, directors, officers, or their associates, except that Morel and certain subsidiaries of the Company transacted business from time to time in the ordinary course of business.

     In fiscal 1996, Robert L. Smith, then a director of the Company, loaned the Company $150,000 pursuant to a promissory note from the Company to Mr. Smith that accrued interest at 18% per annum and was due in full on September 27, 1996. This loan, plus accrued interest and a loan fee that together amounted to $15,000, was paid in full on August 9, 1996. The Company also issued Mr. Smith a warrant to purchase 37,500 shares of Common Stock at $4.80 per share that is now immediately exercisable. In addition, the warrant grants Mr. Smith certain rights to register the shares issuable upon exercise of the warrant. Mr. Smith waived his rights to register those shares in the July 1996 public offering and the Preferred Stock offering. The warrant is currently held by Mr. Smith's estate.

     In June 1997, the Company entered into a letter of intent with Jungle Street in connection with the Company's formation of its Information Technology Group. See Item 1 - "Description of Business - The Information Technology Group." Under the Jungle Street letter of intent, the Company would purchase newly issued shares of common stock of Jungle Street amounting to 60% of the outstanding common stock of Jungle Street. In addition, the Company has entered into an Operating Agreement with Jungle Street, and has advanced funds to Jungle Street and its subsidiary pursuant to that Operating Agreement. See Item 2 "Business - Information Technology Group" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Roger Vallo and Donald Cotton, directors of the Company, are directors and shareholders, and Mr. Vallo is CEO, of Jungle Street. In addition, Donald A. Wright, the Company's Chief Executive Officer and President, and Nick
A. Gerde, the Company's Chief Financial Officer, Vice President, Finance and Treasurer, are shareholders of Jungle Street and were directors until June 1997. Allen Dahl, a director of the Company, is a shareholder, but not a director, of Jungle Street. Messrs. Vallo, Cotton, Dahl, Wright, and Gerde have each personally guaranteed, or indemnified guarantors of, certain obligations of Jungle Street or its subsidiary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


Exhibit
 Number    Description
 ------    -----------

  3.1 Articles of Incorporation of Pacific Aerospace & Electronics, Inc. as filed on September 20, 1996, with the Secretary of State of the State of Washington.(12)
  3.2 Articles of Merger of PCT Holdings, Inc. into Pacific Aerospace & Electronics, Inc., filed with the Nevada Secretary of State on November 30, 1996.(12)
  3.3 Articles of Merger of PCT Holdings, Inc. with and into Pacific Aerospace & Electronics, Inc., filed with the Washington Secretary of State on November 30, 1996.(12)
  3.4 Amendment to Articles of Incorporation of the Company Containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (13)
  3.5      Bylaws of Pacific Aerospace & Electronics, Inc.(12)
  4.1      Form of specimen certificate for Common Stock.(12)
  4.2      Form of specimen certificate for Warrants.(12)
  4.3      Form of specimen certificate for the Preferred Stock.(13)
  4.4 Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996.(11)
  4.5 Registration Rights Agreement, dated December 1, 1995, between PCT Holdings, Inc. and Stephen L. Morel and Mark Morel.(6)
  4.6 Registration Rights Agreement, dated November 30, 1995, between PCT Holdings, Inc., Seismic Safety Products, Inc., a Florida corporation, and certain of its shareholders.(6)
  4.7 Registration Rights Agreement between the Company and the Selling Shareholders in the Preferred Stock offering. (13)
  4.8 Common Stock Purchase Warrant from PCT Holdings, Inc. to UTCO Associates, Ltd. dated May 22, 1996.(2)
  4.9 Purchase Warrant from PCT Holdings, Inc. to Paulson Investment Company, Inc. dated July 15, 1996.(11)
  4.10 Purchase Warrant from PCT Holdings, Inc. to Cohig & Associates, Inc. dated July 15, 1996.(11)
  4.11 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(15)
  4.12 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(15)
  4.13 Common Stock Purchase Warrant from PCT Holdings, Inc. to Robert L. Smith dated as of May 22, 1996.(7)
  4.14 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to David A. Noyes & Company dated June 3, 1997 (18)
  4.15 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997 (18)
  4.16 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Richard Cross dated June 3, 1997 (18)
  4.17 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997 (18)
  10.1 Letter Agreement, dated January 3, 1995, between PCT Holdings, Inc. and Lysys Ltd.(4)
  10.2     Amended and Restated Stock Incentive Plan.(17)
  10.3     Independent Director Stock Plan.(16)

  10.4 Amendment to Employment Agreement, dated March 1, 1996, between PCT Holdings, Inc. and Donald A. Wright.(7)
  10.5 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (18)
  10.6 Amended Employment Agreement, dated March 1, 1996, between PCT Holdings, Inc. and Nick A. Gerde.(7)
  10.7 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(18)
  10.8 Commitment Letter, dated May 29, 1997, from Key Bank of Washington to Pacific Aerospace & Electronics, Inc.(18)
  10.9 Loan Agreement, dated June 30, 1997, between Keybank National Association and Pacific Aerospace & Electronics, Inc.(18)
  10.10 Revolving Note, dated June 30, 1997, from Pacific Aerospace & Electronics, Inc. to Keybank National Association.(18)
  10.11 Loan and Security Agreement, dated April 24, 1995, between Silicon Valley Bank and Pacific Aerospace & Electronics, Inc., Ceramic Devices, Inc., Cashmere Manufacturing Co., Inc., Pacific Coast Technologies, Inc.(4)
  10.12 Loan Modification Agreement, dated July 26, 1996, between Silicon Valley Bank and PCT Holdings, Inc., Ceramic Devices, Inc., Cashmere Manufacturing Co., Inc., Pacific Coast Technologies, Inc. and Seismic Safety Products, Inc.(11)
  10.13 Loan Modification Agreement, dated January 31, 1997, between Silicon Valley Bank and Pacific Aerospace & Electronics, Inc., Ceramic Devices, Inc., Cashmere Manufacturing Co., Inc., Pacific Coast Technologies, Inc. and Seismic Safety Products, Inc.(18)
  10.14 Promissory Note, dated June 1, 1994, in the principal amount of $400,000, from Pacific Coast Technologies, Inc. to James C. Kyle and Carol A. Kyle.(4)
  10.15 Promissory Note Extension, dated January 1, 1995, in the principal amount of $387,800, from Pacific Coast Technologies, Inc. to James C. Kyle and Carol A. Kyle.(4)
  10.16 Revised and Restated Promissory Note, dated May 17, 1996, from Morel Industries, Inc. to Richard and Jacquelyn Doane.(8)
  10.17 Guaranty, dated January 24, 1996, from PCT Holdings, Inc. to Richard and Jacquelyn Doane.(7)
  10.18 Confirmation of Guaranty, dated May 17, 1996, from PCT Holdings, Inc. to Richard and Jacquelyn Doane.(8)
  10.19 Promissory Note, dated March 15, 1996, from Cashmere Manufacturing Co., Inc. to Cashmere Valley Bank, Inc.(8)
  10.20 Commercial Guaranty, dated March 3, 1993, from Herman L. "Jack" Jones to Cashmere Valley Bank.(8)
  10.21 Amended and Restated Promissory Note from PCT Holdings, Inc. to Robert L. Smith dated as of May 22, 1996.(7)
  10.22 Promissory Note from PCT Holdings, Inc. to UTCO Associates, Ltd. dated as of May 22, 1996.(7)
  10.23 Security Agreement between PCT Holdings, Inc. and UTCO Associates, Ltd. dated as of May 22, 1996.(8)
  10.24 Asset Purchase Agreement, dated October 27, 1995, between PCT Holdings, Inc., a Nevada corporation, Seismic Safety Products, Inc., a Washington corporation, PCT Holdings, Inc., a Washington corporation, Seismic Safety Products, Inc., a Florida corporation, and certain of its affiliates.(5)
  10.25 Patent Purchase Agreement, dated October 27, 1995, between PCT Holdings, Inc., a Washington corporation, Seismic Safety Products, Inc., a Washington corporation, and James C. McGill.(5)

  10.26 Patent Purchase Agreement, dated October 24, 1995, between PCT Holdings, Inc., a Washington corporation, Seismic Safety Products, Inc., a Washington corporation, and James C. McGill and Antonio F. Fernandez.(5)
  10.27 Agreement and Plan of Merger, dated November 30, 1995, between PCT Holdings, Inc., a Nevada corporation, Morel Acquisition Corporation, Morel Industries, Inc., Stephen L. Morel, and Mark Morel.(6)
  10.28 Asset Purchase Agreement, dated April 30, 1997, between Pacific Aerospace & Electronics, Inc., NTI, Inc. and Northwest Technical Industries, Incorporated.(14)
  10.29 Intellectual Property Acquisition and License Agreement, dated June 1, 1994, between Pacific Coast Technologies, Inc. and James C. Kyle.(4)
  10.30 Amended and Restated Agreement, dated May 30, 1996, between Herman L. "Jack" Jones, John Eder and Cashmere Manufacturing Co., Inc.(9)
  10.31 Renewal Promissory Note from Herman L. "Jack" Jones to PCT Holdings, Inc. dated March 15, 1996.(9)
  10.32 Lease Agreement, dated February 1, 1993, between the Port of Chelan County and Pacific Coast Technologies, Inc.(4)
  10.33 Addendum to Lease Agreement with Pacific Coast Technologies, Inc., dated April 22, 1993, between the Port of Chelan County and Pacific Coast Technologies, Inc.(4)
  10.34 1994 Addendum to Lease Agreement with Pacific Coast Technologies, Inc., executed May 11, 1995 between the Port of Chelan County and Pacific Coast Technologies, Inc.(18)
  10.35 1995 Addendum to Lease Agreement with Pacific Coast Technologies, Inc., dated September 19, 1995 between the Port of Chelan County and Pacific Coast Technologies, Inc.(18)
  10.36 1997 Addendum to Lease Agreement with Pacific Coast Technologies, Inc., last executed as of June 19, 1997 between the Port of Chelan County and Pacific Coast Technologies, Inc.(18)
  10.37 Lease Agreement between the Port of Chelan County and Cashmere Manufacturing Co., Inc. dated November 4, 1994.(8)
  10.38 Building Construction Agreement between the Port of Chelan County and Cashmere Manufacturing Co., Inc. dated November 4, 1994.(8)
  10.39 General Terms Agreement No. PLR-950 Relating to Boeing Model Aircraft between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group, effective as of February 5, 1990, as amended.(8)
  10.40 Special Business Provisions No. L-890821-8140N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 18, 1992.(8)(10)
  10.41 Special Business Provisions No. L-500660-8134N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 31, 1991.(8)(10)
  10.42 Special Business Provisions No. L-435579-8180N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of August 11, 1994.(8)(10)
  10.43 Special Business Provisions No. PLR-950A between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 5, 1990.(8)(10)
  10.44 Administrative Agreement No. L-435579-8180N between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group effective as of August 11, 1994.(8)
  10.45 Special Business Provisions No. POP-65311-0047 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(8)(10)
  10.46 General Terms Agreement No. BCA-65311-0044 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(8)
  16.1     Letter from accountant regarding a change of accountants.(3)
  21.      List of Subsidiaries.(18)
  23.      Consent of Moss Adams LLP.(18)

  27.      Financial Data Schedule.(18)

--------------

(1)  Purposely Omitted.

(2) Incorporated by reference to the Company's Registration Statement on Form 8-A filed on May 16, 1995.

(3) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on June 22, 1995.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB of the year ended May 31, 1995.

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

(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996, reporting the Reincorporation Merger.

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997, reporting the Preferred Stock offering.

(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 15, 1997. reporting the NTI acquisition.

(15) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on June 11, 1997.

(16) Incorporated by reference to the Company's Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.

(17) Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

(18) Filed with this Form 10-KSB.


     (b) Reports on Form 8-K.

          (i) The Company filed a Current Report on Form 8-K, dated February 10, 1997, reporting the Preferred Stock offering and the NTI letter of intent.

          (ii) The Company filed a Current Report on Form 8-K, dated April 30, 1997, reporting the acquisition of NTI.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 31, 1997

                                       PACIFIC AEROSPACE & ELECTRONICS, INC.


                                       By  /s/ DONALD A. WRIGHT
                                           -------------------------------------
                                           DONALD A. WRIGHT
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on July 31, 1997.

Signatures                              Title
----------                              -----

/s/ DONALD A. WRIGHT                    President, Chief Executive Officer, and
----------------------------------      Chairman of the Board
DONALD A. WRIGHT                        (Principal Executive Officer)


/s/ NICK A. GERDE                       Vice President, Finance, Chief Financial
----------------------------------      Officer, Treasurer and Assistant
NICK A. GERDE                           Secretary (Principal Financial and
                                        Accounting Officer)


/s/   DONALD B. COTTON
----------------------------------      Director
DONALD B. COTTON


/s/  ALLEN W. DAHL                      Director
----------------------------------
ALLEN W. DAHL


/s/ HERMAN L. "JACK" JONES              Director
----------------------------------
HERMAN L. "JACK" JONES


/s/  DALE L. RASMUSSEN                  Director
----------------------------------
DALE L. RASMUSSEN


/s/ URS DIEBOLD                         Director
----------------------------------
URS DIEBOLD


/s/  ROGER P. VALLO                     Director
----------------------------------
ROGER P. VALLO


/s/ WILLIAM A. WHEELER                  Director
----------------------------------
WILLIAM A. WHEELER

                                  EXHIBIT INDEX

     The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit
 Number    Description
 ------    -----------

  3.1 Articles of Incorporation of Pacific Aerospace & Electronics, Inc. as filed on September 20, 1996, with the Secretary of State of the State of Washington.(12)
  3.2 Articles of Merger of PCT Holdings, Inc. into Pacific Aerospace & Electronics, Inc., filed with the Nevada Secretary of State on November 30, 1996.(12)
  3.3 Articles of Merger of PCT Holdings, Inc. with and into Pacific Aerospace & Electronics, Inc., filed with the Washington Secretary of State on November 30, 1996.(12)
  3.4 Amendment to Articles of Incorporation of the Company Containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (13)
  3.5      Bylaws of Pacific Aerospace & Electronics, Inc.(12)
  4.1      Form of specimen certificate for Common Stock.(12)
  4.2      Form of specimen certificate for Warrants.(12)
  4.3      Form of specimen certificate for the Preferred Stock.(13)
  4.4 Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996.(11)
  4.5 Registration Rights Agreement, dated December 1, 1995, between PCT Holdings, Inc. and Stephen L. Morel and Mark Morel.(6)
  4.6 Registration Rights Agreement, dated November 30, 1995, between PCT Holdings, Inc., Seismic Safety Products, Inc., a Florida corporation, and certain of its shareholders.(6)
  4.7 Registration Rights Agreement between the Company and the Selling Shareholders in the Preferred Stock offering. (13)
  4.8 Common Stock Purchase Warrant from PCT Holdings, Inc. to UTCO Associates, Ltd. dated May 22, 1996.(2)
  4.9 Purchase Warrant from PCT Holdings, Inc. to Paulson Investment Company, Inc. dated July 15, 1996.(11)
  4.10 Purchase Warrant from PCT Holdings, Inc. to Cohig & Associates, Inc. dated July 15, 1996.(11)
  4.11 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(15)
  4.12 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(15)
  4.13 Common Stock Purchase Warrant from PCT Holdings, Inc. to Robert L. Smith dated as of May 22, 1996.(7)
  4.14 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to David A. Noyes & Company dated June 3, 1997 (18)
  4.15 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997 (18)
  4.16 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Richard Cross dated June 3, 1997 (18)
  4.17 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997 (18)
  10.1 Letter Agreement, dated January 3, 1995, between PCT Holdings, Inc. and Lysys Ltd.(4)
  10.2     Amended and Restated Stock Incentive Plan.(17)
  10.3     Independent Director Stock Plan.(16)
  10.4 Amendment to Employment Agreement, dated March 1, 1996, between PCT Holdings, Inc. and Donald A. Wright.(7)
  10.5 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (18)

  10.6 Amended Employment Agreement, dated March 1, 1996, between PCT Holdings, Inc. and Nick A. Gerde.(7)
  10.7 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(18)
  10.8 Commitment Letter, dated May 29, 1997, from Key Bank of Washington to Pacific Aerospace & Electronics, Inc.(18)
  10.9 Loan Agreement, dated June 30, 1997, between Keybank National Association and Pacific Aerospace & Electronics, Inc.(18)
  10.10 Revolving Note, dated June 30, 1997, from Pacific Aerospace & Electronics, Inc. to Keybank National Association.(18)
  10.11 Loan and Security Agreement, dated April 24, 1995, between Silicon Valley Bank and Pacific Aerospace & Electronics, Inc., Ceramic Devices, Inc., Cashmere Manufacturing Co., Inc., Pacific Coast Technologies, Inc.(4)
  10.12 Loan Modification Agreement, dated July 26, 1996, between Silicon Valley Bank and PCT Holdings, Inc., Ceramic Devices, Inc., Cashmere Manufacturing Co., Inc., Pacific Coast Technologies, Inc. and Seismic Safety Products, Inc.(11)
  10.13 Loan Modification Agreement, dated January 31, 1997, between Silicon Valley Bank and Pacific Aerospace & Electronics, Inc., Ceramic Devices, Inc., Cashmere Manufacturing Co., Inc., Pacific Coast Technologies, Inc. and Seismic Safety Products, Inc.(18)
  10.14 Promissory Note, dated June 1, 1994, in the principal amount of $400,000, from Pacific Coast Technologies, Inc. to James C. Kyle and Carol A. Kyle.(4)
  10.15 Promissory Note Extension, dated January 1, 1995, in the principal amount of $387,800, from Pacific Coast Technologies, Inc. to James C. Kyle and Carol A. Kyle.(4)
  10.16 Revised and Restated Promissory Note, dated May 17, 1996, from Morel Industries, Inc. to Richard and Jacquelyn Doane.(8)
  10.17 Guaranty, dated January 24, 1996, from PCT Holdings, Inc. to Richard and Jacquelyn Doane.(7)
  10.18 Confirmation of Guaranty, dated May 17, 1996, from PCT Holdings, Inc. to Richard and Jacquelyn Doane.(8)
  10.19 Promissory Note, dated March 15, 1996, from Cashmere Manufacturing Co., Inc. to Cashmere Valley Bank, Inc.(8)
  10.20 Commercial Guaranty, dated March 3, 1993, from Herman L. "Jack" Jones to Cashmere Valley Bank.(8)
  10.21 Amended and Restated Promissory Note from PCT Holdings, Inc. to Robert L. Smith dated as of May 22, 1996.(7)
  10.22 Promissory Note from PCT Holdings, Inc. to UTCO Associates, Ltd. dated as of May 22, 1996.(7)
  10.23 Security Agreement between PCT Holdings, Inc. and UTCO Associates, Ltd. dated as of May 22, 1996.(8)
  10.24 Asset Purchase Agreement, dated October 27, 1995, between PCT Holdings, Inc., a Nevada corporation, Seismic Safety Products, Inc., a Washington corporation, PCT Holdings, Inc., a Washington corporation, Seismic Safety Products, Inc., a Florida corporation, and certain of its affiliates.(5)
  10.25 Patent Purchase Agreement, dated October 27, 1995, between PCT Holdings, Inc., a Washington corporation, Seismic Safety Products, Inc., a Washington corporation, and James C. McGill.(5)
  10.26 Patent Purchase Agreement, dated October 24, 1995, between PCT Holdings, Inc., a Washington corporation, Seismic Safety Products, Inc., a Washington corporation, and James C. McGill and Antonio F. Fernandez.(5)
  10.27 Agreement and Plan of Merger, dated November 30, 1995, between PCT Holdings, Inc., a Nevada corporation, Morel Acquisition Corporation, Morel Industries, Inc., Stephen L. Morel, and Mark Morel.(6)
  10.28 Asset Purchase Agreement, dated April 30, 1997, between Pacific Aerospace & Electronics, Inc., NTI, Inc. and Northwest Technical Industries, Incorporated.(14)

  10.29 Intellectual Property Acquisition and License Agreement, dated June 1, 1994, between Pacific Coast Technologies, Inc. and James C. Kyle.(4)
  10.30 Amended and Restated Agreement, dated May 30, 1996, between Herman L. "Jack" Jones, John Eder and Cashmere Manufacturing Co., Inc.(9)
  10.31 Renewal Promissory Note from Herman L. "Jack" Jones to PCT Holdings, Inc. dated March 15, 1996.(9)
  10.32 Lease Agreement, dated February 1, 1993, between the Port of Chelan County and Pacific Coast Technologies, Inc.(4)
  10.33 Addendum to Lease Agreement with Pacific Coast Technologies, Inc., dated April 22, 1993, between the Port of Chelan County and Pacific Coast Technologies, Inc.(4)
  10.34 1994 Addendum to Lease Agreement with Pacific Coast Technologies, Inc., executed May 11, 1995 between the Port of Chelan County and Pacific Coast Technologies, Inc.(18)
  10.35 1995 Addendum to Lease Agreement with Pacific Coast Technologies, Inc., dated September 19, 1995 between the Port of Chelan County and Pacific Coast Technologies, Inc.(18)
  10.36 1997 Addendum to Lease Agreement with Pacific Coast Technologies, Inc., last executed as of June 19, 1997 between the Port of Chelan County and Pacific Coast Technologies, Inc.(18)
  10.37 Lease Agreement between the Port of Chelan County and Cashmere Manufacturing Co., Inc. dated November 4, 1994.(8)
  10.38 Building Construction Agreement between the Port of Chelan County and Cashmere Manufacturing Co., Inc. dated November 4, 1994.(8)
  10.39 General Terms Agreement No. PLR-950 Relating to Boeing Model Aircraft between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group, effective as of February 5, 1990, as amended.(8)
  10.40 Special Business Provisions No. L-890821-8140N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 18, 1992.(8)(10)
  10.41 Special Business Provisions No. L-500660-8134N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 31, 1991.(8)(10)
  10.42 Special Business Provisions No. L-435579-8180N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of August 11, 1994.(8)(10)
  10.43 Special Business Provisions No. PLR-950A between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 5, 1990.(8)(10)
  10.44 Administrative Agreement No. L-435579-8180N between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group effective as of August 11, 1994.(8)
  10.45 Special Business Provisions No. POP-65311-0047 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(8)(10)
  10.46 General Terms Agreement No. BCA-65311-0044 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(8)
  16.1     Letter from accountant regarding a change of accountants.(3)
  21.      List of Subsidiaries.(18)
  23.      Consent of Moss Adams LLP.(18)
  27.      Financial Data Schedule.(18)

--------------

(1)  Purposely Omitted.

(2) Incorporated by reference to the Company's Registration Statement on Form 8-A filed on May 16, 1995.

(3) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on June 22, 1995.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB of the year ended May 31, 1995.

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

(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996, reporting the Reincorporation Merger.

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997, reporting the Preferred Stock offering.

(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 15, 1997. reporting the NTI acquisition.

(15) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on June 11, 1997.

(16) Incorporated by reference to the Company's Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.

(17) Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

(18) Filed with this Form 10-KSB.