Form 10QSB
period 1997-08-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 1997-10-08
CIK 790023

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended August 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _________________ to __________________

                         Commission File Number: 0-26088

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No_____
                                                             -----
Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes____ No____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 1, 1997, there were 11,271,889 shares outstanding of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes___  No  X
                                                                      -----

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


Consolidated Balance Sheets - August 31, 1997 and May 31, 1997

Consolidated Statements of Income - First Quarters Ended August 31, 1997 and
     1996

Consolidated Statements of Cash Flow - First Quarters Ended August 31, 1997 and
     1996

Management's Statement and Notes to Unaudited Consolidated Financial Statements

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   FORM 10-QSB
                        AUGUST 31, 1997 AND MAY 31, 1997

                                                                 August 31, 1997 May 31, 1997
                          ASSETS                                  (Unaudited)      (Audited)
-----------------------------------------------------------      -------------   ------------
      CURRENT ASSETS
         Cash                                                    $  4,477,000    $  3,048,000
         Certificate of Deposit                                                     1,000,000
         Short-Term Investments                                       837,000
         Accounts Receivable                                        6,048,000       5,455,000
         Inventory                                                  9,100,000       9,082,000
         Current Portion of Note Receivable - Related Party            62,000          55,000
         Prepaid Expense and Other                                    244,000         299,000
         Notes Receivable                                           3,692,000
                                                                 ------------    ------------
                   Total Current Assets                            24,460,000      18,939,000
                                                                 ------------    ------------

      PROPERTY AND EQUIPMENT, NET                                  15,548,000      13,190,000
                                                                 ------------    ------------

      OTHER ASSETS
        Note Receivable, net                                          100,000         125,000
        Costs in Excess of NBV Acquired Subsidiaries                2,035,000       2,071,000
        Patents, net                                                1,305,000       1,331,000
        Other Assets                                                   89,000          96,000
                                                                 ------------    ------------
                     Total Other Assets                             3,529,000       3,623,000
                                                                 ------------    ------------

      TOTAL ASSETS                                               $ 43,537,000    $ 35,752,000
                                                                 ============    ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------

      CURRENT LIABILITIES
         Accounts Payable                                        $  4,352,000    $  3,736,000
         Accrued Liabilities                                        1,471,000       1,116,000
         Current Portion - Long-Term Debt                             763,000         959,000
         Current Portion - Capital Lease Obligations                   35,000          38,000
                                                                 ------------    ------------
                      Total Current Liabilities                     6,621,000       5,849,000
                                                                 ------------    ------------

      LONG-TERM LIABILITIES
        Long-Term Debt, net of Current Portion                      3,923,000       3,138,000
        Capital Leases, net of Current Portion                        102,000          98,000
        Convertible Debenture                                       5,439,000
        Deferred Income Tax                                           592,000         592,000
        Deferred Rent and Other                                       423,000         456,000
                                                                 ------------    ------------
                       Total Long Term Liabilities                 10,479,000       4,284,000
                                                                 ------------    ------------

      Total Liabilities                                            17,100,000      10,133,000
                                                                 ------------    ------------
      STOCKHOLDERS' EQUITY
         Convertible Preferred Stock                                2,303,000       4,481,000
         Common Stock                                              28,205,000      26,019,000
         Accumulated Deficit                                       (4,071,000)     (4,881,000)
                                                                 ------------    ------------
                        Total Stockholders' Equity                 26,437,000      25,619,000
                                                                 ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 43,537,000    $ 35,752,000
                                                                 ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   FORM 10-QSB
                  First Quarters Ended August 31, 1997 and 1996


                                                           Quarters Ended
                                                  ------------------------------
                                                    August 31,        August 31,
                                                      1997              1996
                                                    Unaudited        Unaudited
                                                  ------------     ------------

NET SALES                                         $ 11,776,000     $  7,445,000

COST OF SALES                                        8,793,000        5,500,000
                                                  ------------     ------------

GROSS PROFIT                                         2,983,000        1,945,000

OPERATING EXPENSES                                   2,007,000        1,576,000
                                                  ------------     ------------

INCOME FROM OPERATIONS                                 976,000          369,000
                                                  ------------     ------------

OTHER INCOME AND EXPENSE
     Interest Income                                    19,000           14,000
     Interest Expense                                 (130,000)        (174,000)
     Other                                               8,000           22,000
                                                  ------------     ------------
                                                      (103,000)        (138,000)
                                                  ------------     ------------

NET INCOME FROM BEFORE FEDERAL INCOME TAX              873,000          231,000

PROVISION FOR FEDERAL INCOME TAXES                     (62,000)          (5,000)
                                                  ------------     ------------

NET INCOME                                        $    811,000     $    226,000
                                                  ============     ============

EARNINGS PER SHARE OF  COMMON STOCK               $       0.07     $       0.03
                                                  ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING
DURING THE PERIOD                                   11,718,000        8,603,000
                                                  ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   FORM 10-QSB
                  FIRST QUARTERS ENDED AUGUST 31, 1997 AND 1996


                                                                    Quarters Ended
                                                             ---------------------------
                                                              August 31,      August 31,
                                                                1997           1996
                                                              Unaudited      Unaudited
                                                             -----------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
         Net cash from operating activities                  $ 1,612,000    $(1,042,000)
                                                             -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment                       (2,700,000)      (241,000)
     Reduction in notes receivable                                17,000         17,000
     Reduction in stock subscriptions receivable                              1,030,000
     Reduction in public offering costs                                         379,000
     Proceeds from certificate of deposit                      1,000,000
     Purchase of  short term investments                        (836,000)
     Increase in notes receivable                             (3,692,000)
     Other Changes, net                                                         (18,000)
                                                             -----------    -----------
          Net cash from investing activities                  (6,211,000)     1,167,000
                                                             -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
     Payments on note payable                                                (2,088,000)
     Payments on notes payable to stockholders                                 (150,000)
     Proceeds from long-term debt                              1,191,000
     Payments on long term debt and capital leases              (570,000)      (442,000)
     Sale of common stock, net of issuance costs                              5,465,000
     Sale of convertible debentures, net of issuance costs     5,439,000
     Decrease in credit line                                                   (750,000)
     Other Changes, Net                                          (32,000)         8,000
                                                             -----------    -----------
            Net cash from financing activities                 6,028,000      2,043,000
                                                             -----------    -----------

NET CHANGE IN CASH                                             1,429,000      2,168,000

Cash, beginning of period                                      3,048,000        725,000
                                                             -----------    -----------

Cash, end of period                                          $ 4,477,000    $ 2,893,000
                                                             ===========    ===========

Supplemental Schedule of Non Cash Investing and
Financing Activities:   None during these periods


The accompanying notes are an integral part of these consolidated financial statements.

              PACIFIC AEROSPACE & ELECTRONICS, INC AND SUBSIDIARIES
                       MANAGEMENT'S STATEMENT AND NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   FORM 10-QSB
                                 AUGUST 31, 1997


Management's Statement

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of August 31, 1997, and May 31, 1997, the consolidated results of operations for the three-month periods ended August 31, 1997 and 1996, and the consolidated statements of cash flow for the three-month periods ended August 31, 1997 and 1996. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended May 31, 1997 and 1996.

The results of operations for the three-month periods ended August 31, 1997 and 1996 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year. Also, certain reclassifications have been made to the August 31, 1996 statement of income and statement of cash flow to conform to the 1997 presentations.

Significant Events and Transactions

Three Months Ended August 31, 1997:

     Information Technology Group

In June 1997, the Company announced its plan to form an Information Technology Group. The Company is currently conducting due diligence regarding its plan to from the group and regarding several companies with which it has signed nonbinding letters of intent to become part of that group. Closing of the proposed acquisitions would be subject to the satisfactory completion of those investigations, negotiation and execution of definitive purchase agreements, and other closing conditions. In June and July 1997, the Company also entered into Operations Consulting and Expense Reimbursement Agreements ("Operations Agreements") with three of these companies. At August 31, 1997, the Company had advanced an aggregate of $3,692,000 to two companies under Operations Agreements, and to another company under a letter of intent, which amount is included in current assets under the caption "Notes Receivable." As of October 1, 1997, the Company had advanced an aggregate of approximately $4,648,000 to three companies, under demand promissory notes. The advanced funds were generally used to repay defaulted obligations and to fund operations of those companies. On October 1, 1997, the Company demanded immediate repayment of $845,000 from one of the companies under the terms of its demand promissory notes.

     Convertible Note Offering

In August 1997, the Company closed an offering of $5,800,000 in convertible debt to a small group of accredited investors in a transaction exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. In connection with that offering, the Company agreed to register the Common Stock issuable upon conversion of the Convertible Notes on a Form S-3 registration statement, within 90 days after closing of the offering. No cash will be generated by conversion of the Convertible Notes to Common Stock. The Company intends to use the proceeds of the Convertible Note offering primarily in connection with acquisitions.

Three Months Ended August 31, 1996:

     Registered Public Offering

On July 19, 1996, the Company closed an underwritten public offering of 2,250,000 Units, with each Unit consisting of one share of Common Stock and one Warrant, at a total offering price of $7,031,250 (the "July 1996 public offering"). The proceeds of the July 1996 public offering had been used, as of July 1997, primarily to pay off $2,438,000 in short-term debt and certain interest and fees associated with such debt, to provide working capital for operations, and to purchase capital equipment.

Computations of Earnings per Share

Earnings per common and common equivalent share are computed using the weighted average number of common and common equivalent shares consists of convertible preferred stock, convertible debentures, stock options and warrants outstanding during each reported period. Common equivalent shares consist of stock options and warrants, which are excluded from the computation if antidilutive. Fully diluted earnings per common share did not differ significantly from primary earnings per common share in any period reported.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties related to the Company's operations. These risks and uncertainties include, but are not limited to, competitive factors (including the possibility of increased competition or technological development, competitors, and price pressures); legal factors (such as limited protection of the Company's proprietary technology and changes in government regulation); and the Company's dependence on key personnel and significant customers.

Overview

The Company's net sales for the three-month period ended August 31, 1997 were derived from its six operating subsidiaries, which are divided into two operational and marketing groups. The Company's Aerospace Group consists of Cashmere Manufacturing Co., Inc. ("Cashmere"), which manufactures high quality machined aluminum parts and components, Seismic Safety Products, Inc. ("Seismic"), which markets seismic safety gas shutoff valves manufactured by Cashmere, and Morel Industries, Inc. ("Morel"), which manufactures cast aluminum parts and assemblies. The Company's Electronics Group consists of Pacific Coast Technologies, Inc. ("Pacific Coast"), which manufactures and sells electrical connectors and instrument packages, Ceramic Devices, Inc. ("Ceramic Devices"), which manufactures ceramic capacitors, filters and feedthroughs, and Northwest Technical Industries, Inc. ("NTI"), which manufactures explosively bonded dissimilar metals.

The electronic products business of the Electronics Group is characterized by relatively low volumes and higher margins, as compared with the metal products business of the Aerospace Group, where volumes have historically been higher and margins lower than in the electronic products business. The Company believes that margins will generally remain higher in its Electronics Group than in its Aerospace Group, although products incorporating both electronic and metal parts are expected to generate margins closer to electronic product margins. As a result of margin differences, changes in product mix between electronic and aerospace products can be expected to affect overall margins for the Company.

The Company's financial condition and results of operations have been substantially affected by acquisitions. Most recently, in April 1997, the Company acquired NTI as a part of its Electronics Group. The Company's net sales for the three-month period ended August 31, 1996 were derived from the five operating subsidiaries then owned by the Company: Cashmere, Morel and Seismic in the Aerospace Group, and Pacific Coast and Ceramic Devices in the Electronics Group. A portion of the changes in the Company's results of operations from the first quarter of fiscal 1996 to the same period in fiscal 1997 are attributable to the addition of NTI.

Results of Operations

Quarter Ended August 31, 1997

Net sales for the quarter ended August 31, 1997 were $11,776,000, compared to net sales of $7,445,000 for the quarter ended August 31, 1996, an increase of $4,331,000. In the Aerospace Group, net sales of Cashmere increased by $2,406,000, or 128.2%, between the two periods, and net sales of Morel increased by $835,000, or 29.7%, between the two periods, in both cases primarily as a result of increased orders in the commercial aircraft market. Net sales of Seismic remained essentially the same. Within the Electronics Group, net sales of Pacific Coast declined $108,000, or 4.6%, between the two periods. Net sales of Ceramic Devices increased $652,000, or 177.2%, between the two periods, primarily as a result of increased order backlog and production throughput increases. NTI contributed net sales of $546,000 for the quarter, its first full quarter of operations for the Company.

Gross profit for the quarter ended August 31, 1997 was $2,983,000, compared to gross profit of $1,945,000 for the quarter ended August 31, 1996, an increase of $1,038,000. The Company's gross profit percentage declined slightly from 26.1% in 1996 to 25.3% in 1997. In the Aerospace Group, Cashmere's gross profit increased $312,000, or 60.1%, between the two periods, primarily related to Cashmere's increase in net sales, and Morel's gross profit increased $297,000, or 94.3%, primarily related to Morel's increase in net sales and efficiencies gained through the addition of capital assets in the production facility. Seismic's gross profit remained the same. In the Electronics Group, Pacific Coast's gross profit declined by $375,000, or 35.0%, primarily as a result of changes in product mix between the two quarterly periods, and Ceramic Devices' gross profit increased $515,000, or 1,287.5%, primarily as a result of Ceramic Devices' increase in net sales and increased production efficiencies. NTI contributed gross profit of $289,000 for the quarter.

Operating expenses for the quarter ended August 31, 1997 were $2,007,000, compared to $1,576,000 for the quarter ended August 31, 1996, an increase of $431,000. In the Aerospace Group, Cashmere's operating expenses increased $5,000, or 1.0%, and Morel's operating expenses increased $31,000, or 6.9%. In the Electronics Group, Pacific Coast's operating expenses increased $38,000, or 7.3%. Ceramic Devices' operating expenses increased $48,000, or 42.1%, primarily as a result of its significant increase in net sales. NTI's operating expenses for the quarter were $191,000. Interest expense for the quarter ended August 31, 1997 was $130,000, compared to $174,000 in the same quarter last year, an increase of $44,000, or 25.3%, primarily related to the reduction of average long term debt outstanding during the comparative periods.

Net income for the quarter ended August 31, 1997 was $811,000, or $.07 income per share, which represents an improvement over net income of $226,000, or $.03 income per share for the quarter ended August 31, 1996.

Liquidity and Capital Resources

Overview

At August 31, 1997, total current assets were $24,460,000, and total current liabilities were $6,621,000, resulting in net working capital of $17,839,000 and a current ratio of 3.7 to 1.0.

Comparable amounts at May 31, 1997 were $18,939,000 of current assets and $5,849,000 of current liabilities, resulting in net working capital of $13,090,000, and a current ratio of 3.2 to 1.0.

New Credit Facility

On May 29, 1997, the Company executed a commitment letter with Key Bank of Washington providing for a revolving working capital line of credit of up to $3,500,000, a capital equipment acquisition credit facility of up to $2,000,000, and a construction loan of $600,000, or 80% of the cost of an addition to the Pacific Coast building. The Company executed a loan agreement and promissory note for the working capital facility that extends until September 1998.

Convertible Note Offering

In August 1997, the Company closed an offering of $5,800,000, before expenses, in convertible debt to a small group of accredited investors (the "Convertible Notes"), in a transaction exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. In connection with that offering, the Company agreed to register the Common Stock issuable upon conversion of the Convertible Notes on a Form S-3 registration statement, within 90 after closing of the offering. No cash will be generated by conversion of the Convertible Notes to Common Stock. The Company intends to use the proceeds of the Convertible Note offering primarily in connection with acquisitions. See Item 5
- "Other Information."

Formation of Information Technology Group

In June 1997, the Company announced a plan to form an Information Technology Group. In connection with that plan, the Company has entered into nonbinding letters of intent to acquire six companies (the "ITG Companies") that would become part of the Information Technology Group if the transactions contemplated in the letters of intent were to be consummated. The ITG Companies are: MONITRx, Inc., Jungle Street, Inc. ("Jungle Street"), Digital Network Associates, Inc., Quantum Internet Interlink, Inc., Market Visibility, Inc. ("Market Visibility"), and Brigadoon.com, Inc. ("Brigadoon"). The Company is currently conducting due diligence regarding its plan to form the group and regarding the ITG Companies. The proposed acquisition of each ITG Company is subject to the satisfactory completion of the Company's due diligence investigations, negotiation and execution of a definitive agreement with that company, and other closing conditions.

In June and July 1997, in connection with the proposed acquisitions, the Company entered into Operations Consulting and Expense Reimbursement Agreements ("Operations Agreements") with Brigadoon, Jungle Street and Market Visibility. As of October 1, 1997, the Company had advanced approximately $1,630,000 to Brigadoon, and $2,427,000 to Jungle Street and its wholly owned subsidiary, Televar, Inc., under their respective Operations Agreements, and approximately $591,000 to MONITRx, under a letter of intent, for aggregate advances of approximately $4,648,000.

On October 1, 1997, the Company demanded repayment from Brigadoon of $845,000 of those advances, under the terms of five demand promissory notes from Brigadoon to the Company. The Company currently plans to demand repayment on the remaining $785,000 owing from Brigadoon in accordance with the terms of four other demand promissory note, and has so advised Brigadoon. The Company has also advised Brigadoon that the Company does not intend to make further loans to Brigadoon. As of August 13, 1997, Brigadoon has issued to the Company a common stock purchase warrant entitling the Company to purchase 12.5% of the fully diluted common stock of Brigadoon for a purchase price of $1,000,000. That purchase price would be reduced to $500,000 if Brigadoon did not repay one or more of the foregoing notes when due. Brigadoon has indicated to the Company its intention to repay the notes, and the Company and Brigadoon are beginning discussions regarding a possible repurchase of the Brigadoon warrant from the Company. The Company does not currently plan to proceed with the proposed acquisition of Brigadoon.

Roger Vallo and Donald Cotton, directors of the Company, are directors and shareholders, and Mr. Vallo is CEO, of Jungle Street. In addition, Donald A. Wright, the Company's Chief Executive Officer and President, and Nick A. Gerde, the Company's Chief Financial Officer, Vice President, Finance and Treasurer, are shareholders of Jungle Street and were directors until June 1997. Allen Dahl, a director of the Company, is a shareholder, but not a director, of Jungle Street. Messrs. Vallo, Cotton, Gerde, Wright, and Dahl have each personally guaranteed, or indemnified guarantors of, certain obligations of Jungle Street or its subsidiary. The Company has also purchased common stock of Jungle Street amounting to approximately 4.9% of Jungle Street's outstanding common stock.

Acquisition of Olympic Tool & Engineering, Inc.

On August 26, 1997, the Company announced that it has signed a nonbinding letter of intent to acquire all of the outstanding stock of Olympic Tool & Engineering, Inc., of Shelton, Washington. The transaction is valued at approximately $3.2 million in cash, notes and the Company's Common Stock. Olympic Tool provides precision machined and fabricated components primarily to the aerospace and nuclear industries and employs approximately 70 people. Olympic Tool would join Cashmere and Morel as members of the Company's Aerospace Group. The proposed acquisition is subject to satisfactory completion of the Company's due diligence investigations, negotiation and execution of a definitive purchase agreement, and other closing conditions.

Registration of Common Stock Issuable under Series A Convertible Preferred Stock

Effective as of June 11, 1997, the Company registered 1,948,541 shares of Common Stock underlying 50,000 shares of the Company's outstanding Series A Convertible Preferred Stock, $.001 par value (the "Preferred Stock") on a Form S-3 Registration Statement. As of September 30, 1997, 34,415 shares of Preferred Stock had been converted into 1,048,031 shares of Common Stock, and 15,585 shares of Preferred Stock remained unconverted. This registration related to a $5 million offering of Preferred Stock that the Company closed in February 1997, and neither the conversion of the Preferred Stock nor the registration will generate any further cash to the Company.

Material Purchase Obligations and Facilities Expansion

The Company has pending purchase orders with equipment suppliers for capital equipment with an expected total cost of approximately $1,500,000, subject to obtaining financing acceptable to the Company. The Company expects to take delivery of the equipment during the second and third quarters of fiscal 1998. Additions and replacements of plant and equipment are generally funded through working capital, trade-in credits for the replaced equipment, or capital leases or long-term notes from affiliates of the equipment vendors, the Company's lead bank, or other financing institutions, which are secured by the equipment being acquired.

During the first quarter of fiscal 1998, the Company substantially completed an addition to the building that houses Pacific Coast and Ceramic Devices consisting of approximately 12,000 square feet of production space, and costing approximately $900,000. The Company has negotiated a term loan facility with its lead bank to provide financing for approximately 80% of the costs of the addition. The Company has also acquired certain property adjacent to its existing Wenatchee facilities and begun construction of an office building to house the Company's executive, administrative and accounting personnel. Total project costs for the office building are estimated at approximately $2.8 million.

Future Working Capital Needs

The Company believes that the net proceeds from its February 1997 private offering of Preferred Stock and its August 1997 Convertible Note offering, together with its new credit facility with Key Bank of Washington, will be sufficient to meet the Company's currently budgeted working capital requirements for at least the next 12 months. However, the Company may also seek other equity and/or debt financing for pending or future acquisitions or with respect to capital equipment or facilities expansion plans. The Company's actual capital needs will depend upon numerous factors, including the amount of revenue generated from operations, the cost of increasing the Company's sales and marketing activities, the ability of third-party suppliers to meet product commitments, any other future acquisitions, and the continuing availability of bank financing, none of which can be predicted with certainty. The Company may receive additional funds upon exercise of its publicly-traded common stock purchase warrants and other outstanding warrants and stock options, but there is no assurance that any such warrants or stock options will be exercised. As a result of these and other factors, the Company is unable to predict accurately the amount or timing of future capital that it will require. Inability to obtain additional future capital could have a material adverse effect on the Company's growth and results of operations.

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

Item 5.  Other Information

     A. Private Placement of Convertible Notes.

 On August 11, 1997, the Company closed an offering of $5,800,000 in convertible debt to a small group of accredited investors (the "Convertible Notes"), in a transaction exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. Pacific Continental Securities Corp. received $295,000 as a commission as placement agent. In connection with that offering, the Company agreed to register the Common Stock issuable upon conversion of the Convertible Notes on a Form S-3 registration statement, within 90 days after closing of the offering. Under the terms of the agreement, the registration statement must be effective by February 7, 1998. No cash will be generated by conversion of the Convertible Notes to Common Stock. The Company intends to use the proceeds of the Convertible Note offering primarily in connection with acquisitions.

The holders of the Convertible Notes will not have voting rights. The holders may convert the Convertible Notes to Common Stock at any time after the date of the Conversion Notes, subject to certain volume limitations. The Company may elect to pay accrued interest in cash or in Common Stock. Under certain circumstances, the Company has the one-time right to cause the conversion to Common Stock, after 20 days' notice to the holders, of up to 25% of the Convertible Notes outstanding on the date of the notice. If not sooner converted, the Convertible Notes will be automatically converted to Common Stock on December 31, 1999.

On conversion of a Convertible Note, the holder will receive a number of shares of Common Stock equal to the portion of the Convertible Note being converted divided by the conversion price of the Convertible Notes. The conversion price will be the lower of (i) $4.75 or (ii) the arithmetic average of the five lowest closing bid prices on the Nasdaq National Market during the 40 consecutive trading days immediately preceding the conversion date. At a $4.75 conversion rate, 1,221,052 shares of Common Stock would be issuable on conversion of all of the Convertible Notes.

     The Company intends to use the proceeds of the private placement for strategic acquisitions, manufacturing equipment and facilities expansion and working capital.

Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits.

     The following are filed as exhibits to this Quarterly Report:

     10.1 Securities Purchase Agreement between the Company, Nelson Partners and Olympic Securities, Ltd. dated August 11, 1997.

     10.2 Convertible Note from the Company to Nelson Partners dated August 11, 1997.

     10.3 Convertible Note from the Company to Olympic Securities, Ltd. dated August 11, 1997.

     10.4 Registration Rights Agreement between the Company, Nelson Partners and Olympic Securities, Ltd. dated August 11, 1997.

     27.    Financial Data Schedule.

--------------------------

     b. Reports on Form 8-K.

The Company filed with the Commission the following Current Report on Form 8-K with regard to events occurring during the quarterly period ended August 31, 1997:

     On June 23, 1997, the Company reported that it had announced its formation of an Information Technology Group, and that, as of June 20, 1997, it had entered into non-binding letters of intent to acquire three companies in connection with the formation of the group. No financial statements were filed with that Form 8-K report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PACIFIC AEROSPACE & ELECTRONICS, INC.


Date: October 7, 1997              /S/ DONALD A. WRIGHT
                                   --------------------------------------------
                                   Donald A. Wright
                                   President, Chief Executive Officer, and
                                   Chairman of the Board
                                   (Principal Executive Officer)



Date: October 7, 1997              /S/ NICK A. GERDE
                                   --------------------------------------------
                                   Nick A. Gerde
                                   Vice President Finance, Chief Financial
                                   Officer and Treasurer (Principal Financial
                                   and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number       Description

     10.1 Securities Purchase Agreement between the Company, Nelson Partners and Olympic Securities, Ltd. dated August 11, 1997.

     10.2 Convertible Note from the Company to Nelson Partners dated August 11, 1997.

     10.3 Convertible Note from the Company to Olympic Securities, Ltd. dated August 11, 1997.

     10.4 Registration Rights Agreement between the Company, Nelson Partners and Olympic Securities, Ltd. dated August 11, 1997.

     27.    Financial Data Schedule.