Form 10QSB
period 1997-11-30
PACIFIC AEROSPACE & ELECTRONICS INC
filed 1998-01-12
CIK 790023

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

                         Commission File Number: 0-26088

                      PACIFIC AEROSPACE & ELECTRONICS, INC.

        (Exact name of small business issuer as specified in its charter)

                  Washington                                  91-1744587
      (State or other jurisdiction of                      I.R.S. Employer
                incorporation                             Identification No.)
               or organization)

               434 Olds Station Road, Wenatchee, Washington 98801
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (509) 667-9608

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No ___

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 2, 1998, there were 12,228,707 shares outstanding of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

                         PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS


Consolidated Balance Sheets - November 30, 1997 and May 31, 1997

Consolidated Statements of Income - Second Quarters and Six Months Ended November 30, 1997 and 1996

Consolidated Statements of Cash Flow - Second Quarters and Six Months Ended November 30, 1997 and 1996

Management's Statement and Notes to Unaudited Consolidated Financial Statements

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   FORM 10-QSB
                       NOVEMBER 30, 1997 AND MAY 31, 1997
                                                                           November 30,                   May 31,
                                                                              1997                         1997
                               ASSETS                                      (Unaudited)                   (Audited)
---------------------------------------------------------------         -----------------            -----------------
      CURRENT ASSETS
         Cash                                                           $       8,444,000            $       3,048,000
         Certificate of Deposit                                                                              1,000,000
         Short-Term Investments                                                   837,000
         Accounts Receivable                                                    6,397,000                    5,455,000
         Inventory                                                             10,222,000                    9,082,000
         Current Portion of Note Receivable from Related Party                     62,000                       55,000
         Prepaid Expense and Other                                                235,000                      299,000
         Notes Receivable                                                       5,808,000
                                                                        -----------------            -----------------
                   Total Current Assets                                        32,005,000                   18,939,000
                                                                        -----------------            -----------------

      PROPERTY AND EQUIPMENT, NET                                              16,625,000                   13,190,000
                                                                        -----------------            -----------------
      OTHER ASSETS
        Note Receivable from Related Party, net of Current Portion                 88,000                      125,000
        Costs in Excess of Net Book Value of Acquired Subsidiaries              1,998,000                    2,071,000
        Patents, net                                                            1,280,000                    1,331,000
        Other Assets                                                              113,000                       96,000
                                                                        -----------------            -----------------
                     Total Other Assets                                         3,479,000                    3,623,000
                                                                        -----------------            -----------------

      TOTAL ASSETS                                                      $      52,109,000            $      35,752,000
                                                                        =================            =================

                LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------
      CURRENT LIABILITIES
         Bank Line of Credit                                            $         452,000
         Accounts Payable                                                       4,533,000            $       3,736,000
         Accrued Liabilities                                                    1,303,000                    1,116,000
         Current Portion of Long-Term Debt                                        765,000                      959,000
         Current Portion of Capital Lease Obligations                              35,000                       38,000
                                                                        -----------------            -----------------
                      Total Current Liabilities                                 7,088,000                    5,849,000
                                                                        -----------------            -----------------

      LONG-TERM LIABILITIES
        Convertible Notes                                                       5,426,000
        Long-Term Debt, net of Current Portion                                  8,134,000                    3,138,000
        Capital Leases, net of Current Portion                                     91,000                       98,000
        Deferred Income Tax                                                       592,000                      592,000
        Deferred Rent and Other                                                   406,000                      456,000
                                                                        -----------------            -----------------
                       Total Long-Term Liabilities                             14,649,000                    4,284,000
                                                                        -----------------            -----------------

      Total Liabilities                                                        21,737,000                   10,133,000
                                                                        -----------------            -----------------

      STOCKHOLDERS' EQUITY
         Convertible Preferred Stock                                              806,000                    4,481,000
         Common Stock                                                          32,807,000                   26,019,000
         Accumulated Deficit                                                  (3,241,000)                  (4,881,000)
                                                                        -----------------            -----------------
                        Total Stockholders' Equity                             30,372,000                   25,619,000
                                                                        -----------------            -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $      52,109,000            $      35,752,000
                                                                        =================            =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   FORM 10-QSB
         SECOND QUARTERS AND SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996


                                                           Quarters Ended                      Six Months Ended
                                                  ---------------------------------    --------------------------------
                                                    November 30,       November 30,      November 30,      November 30,
                                                       1997               1996              1997              1996
                                                    (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
                                                  ---------------    --------------    --------------    --------------
NET SALES                                         $    12,427,000    $    8,317,000    $   24,203,000    $   15,761,000

COST OF SALES                                           9,084,000         6,384,000        17,876,000        11,883,000

GROSS PROFIT                                            3,343,000         1,933,000         6,327,000         3,878,000

OPERATING EXPENSES                                      2,151,000         1,443,000         4,158,000         3,019,000
                                                  ---------------    --------------    --------------    --------------

INCOME FROM OPERATIONS                                  1,192,000           490,000         2,169,000           859,000
                                                  ---------------    --------------    --------------    --------------

OTHER INCOME AND EXPENSE
     Interest Income                                       28,000            25,000            46,000            39,000
     Interest Expense                                    (199,000)         (105,000)         (329,000)         (279,000)
     Other                                                 16,000            58,000            23,000            80,000
                                                  ---------------    --------------    --------------    --------------
                                                         (155,000)          (22,000)         (260,000)         (160,000)
                                                  ---------------    --------------    --------------    --------------

NET INCOME FROM BEFORE FEDERAL                          1,037,000           468,000         1,909,000           699,000
INCOME TAX

PROVISION FOR FEDERAL INCOME TAXES                       (207,000)          (10,000)         (269,000)          (15,000)
                                                  ---------------    --------------    --------------    --------------

NET INCOME FOR THE PERIOD                         $       830,000    $      458,000    $    1,640,000    $      684,000
                                                  ===============    ==============    ==============    ==============

EARNINGS PER SHARE OF COMMON STOCK                $          0.07    $         0.04    $         0.14    $         0.07
                                                  ===============    ==============    ==============    ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
DURING THE PERIOD                                      11,903,105         9,733,630        11,814,219         9,177,676
                                                  ===============    ==============    ==============    ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   FORM 10-QSB
         SECOND QUARTERS AND SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996

                                                         Quarters Ended                       Six Months Ended
                                                ---------------------------------    ----------------------------------
                                                 November 30,      November 30,       November 30,       November 30,
                                                     1997              1996               1997               1996
                                                 (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                --------------    ---------------    ---------------    ---------------

CASH FLOW FROM OPERATING ACTIVITIES
         Net cash from operating activities     $      (96,000)   $       461,000    $     1,516,000    $      (567,000)
                                                --------------    ---------------    ---------------    ---------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment             (1,470,000)          (755,000)        (4,170.000)          (996,000)
     Reduction in notes receivable                      19,000             17,000             36,000             34,000
     Proceeds from certificate of deposit                                                  1,000,000
     Purchase of short-term investments                                                     (836,000)
     Increase in notes receivable                   (2,116,000)                           (5,808,000)
     Other Changes, net                                                     3,000                              (55,000)
                                                --------------    ---------------    ---------------    ---------------
          Net cash from investing activities        (3,567,000)          (735,000)        (9,778,000)        (1,017,000)
                                                --------------    ---------------    ---------------    ---------------

CASH FLOW FROM FINANCING ACTIVITIES
     Payments on note payable                                            (200,000)                           (2,288,000)
     Payments on notes payable to stockholders                                                                 (150,000)
     Payments on long-term debt and capital leases    (430,000)          (354,000)        (1,000,000)          (796,000)
     Proceeds from long-term debt                    4,629,000                             5,820,000
     Reduction in stock subscriptions receivable                                                              1,030,000
     Net change in bank line of credit                 452,000                               452,000           (750,000)
     Sale of units                                                                                            7,031,000
     Payment of unit issuance costs                                      (143,000)                           (1,331,000)
     Sale of common stock                            2,358,000                             2,358,000
     Increase in common stock issue costs             (118,000)                             (118,000)
     Sale of convertible notes                                                             5,800,000
     Increase in convertible notes issuance costs      (13,000)                             (374,000)
     Increase in preferred stock issuance costs                                               (7,000)
     Conversion of purchase warrants                   740,000                               740,000
     Other changes, net                                 12,000             12,000            (13,000)            47,000
                                                --------------    ---------------    ---------------    ---------------
            Net cash from financing activities       7,630,000           (685,000)        13,658,000          2,793,000
                                                --------------    ---------------    ---------------    ---------------

NET CHANGE IN CASH                                   3,967,000           (959,000)         5,396,000          1,209,000

Cash, beginning of period                            4,477,000          2,893,000          3,048,000            725,000
                                                --------------    ---------------    ---------------    ---------------

Cash, end of period                             $    8,444,000    $     1,934,000    $     8,444,000    $     1,934,000
                                                ==============    ===============    ===============    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              PACIFIC AEROSPACE & ELECTRONICS, INC AND SUBSIDIARIES
                       MANAGEMENT'S STATEMENT AND NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   FORM 10-QSB
                                NOVEMBER 30, 1997

Note 1: Management's Statement

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of November 30, 1997 and May 31, 1997, the consolidated results of operations for the quarters and six-month periods ended November 30, 1997 and 1996, and the consolidated statements of cash flow for the quarters and six-month periods ended November 30, 1997 and 1996. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended May 31, 1997 and 1996.

The results of operations for the quarters and six-month periods ended November 30, 1997 and 1996 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year. Also, certain reclassifications have been made to the November 30, 1996 statement of income and statement of cash flow to conform to the 1997 presentations.

Note 2:   Notes Receivable - Information Technology Group

As of December 18, 1997, the Company had made bridge loans in the aggregate principal amount of $5,797,772 to three companies which the Company declined to acquire upon termination of its proposal to form an information technology group. The Company had also guaranteed a $1,300,000 bank line of credit to one of those companies. Each of the companies that received loans is currently pursuing alternative financing sources and/or refinancing by the Company. As of November 14, 1997, the Company had demanded repayment of $1,630,000 of these loans from one borrower. The Company has agreed with that borrower to forbear from instituting legal action if the borrower makes specified payments to the Company from the proceeds of its alternative financing; however, the borrower is currently in default under that agreement.

Note 3:   New Credit Facility

On May 29, 1997, the Company executed a commitment letter with a commercial bank to provide a new credit facility to the Company. That credit facility consists of (a) a revolving working capital line of credit of up to $3,500,000 that extends from June 1997 to September 1998 (the "Line of Credit"), (b) a seven-year capital equipment acquisition credit facility of up to $2,000,000 (the "Equipment Line"), and (c) a 10-year term loan of approximately $700,000, or approximately 80% of the cost of the recent addition to the Pacific Coast building (the "Construction Loan"). The Line of Credit extends until September 1998 and replaces the Company's previous line of credit from its previous primary lender. The Company has executed the documents for the working capital line of credit and, as of January 2, 1998, the Line of Credit had no outstanding balance. The Company has not yet elected to close the Construction Loan or the Equipment Line.

Note 4:   Convertible Note Offering

In August 1997, the Company closed a private offering of $5,800,000, before expenses, in convertible promissory notes (the "Convertible Notes") to two accredited investors. The Company intends to use the proceeds of this offering primarily in connection with proposed and future acquisitions. The Company subsequently filed a Form S-3 Registration Statement, which was declared effective on December 31, 1997, registering for resale up to 1,720,690 shares of Common Stock issuable upon conversion of the Convertible Notes. The registration of the underlying Common Stock, the conversion of the Convertible Notes, and the sale by the holders of the underlying Common Stock after conversion will not generate any further cash to the Company.

Note 5:   Fall 1997 Common Stock and Promissory Note Offering

In November 1997, the Company closed a private offering of $6,087,545, before expenses, in Common Stock and promissory notes to three accredited investors. The Company subsequently filed a Form S-3 Registration Statement, which was declared effective on December 29, 1997, registering for resale the 524,000 shares of Common Stock sold in that offering. Neither the registration of those shares nor the sale of those shares by their holders will generate any further cash to the Company. The Registration Statement also covered resale of 537,500 shares of Common Stock issuable upon the exercise of certain unregistered common stock purchase warrants (the "Private Warrants"). If all of the Private Warrants were exercised, the Company would receive up to $2,369,063 from the exercise. The Company intends to use the proceeds from the November 1997 offering and from the exercise, if any, of the Private Warrants primarily in connection with proposed and future acquisitions.

Note 6: Registered Public Offering of Common Stock and Warrants to Purchase Common Stock

On July 19, 1996, the Company closed an underwritten public offering of 2,250,000 Units, with each Unit consisting of one share of Common Stock and one Warrant, at a total offering price of $7,031,250 (the "July 1996 public offering"). The proceeds of the July 1996 public offering were used primarily to pay off short-term debt and certain interest and fees associated with such debt, to provide working capital for operations, and to purchase capital equipment.

Note 7:  Computations of Earnings per Share

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

Overview

The Company's net sales for the six-month period ended November 30, 1997 were derived from its six operating subsidiaries, which are divided into two operational and marketing groups. The Company's Aerospace Group consists of Cashmere Manufacturing Co., Inc. ("Cashmere"), which manufactures high quality machined aluminum parts and components, Seismic Safety Products, Inc. ("Seismic"), which markets seismic safety gas shutoff valves manufactured by Cashmere, and Morel Industries, Inc. ("Morel"), which manufactures cast aluminum parts and assemblies. The Company's Electronics Group consists of Pacific Coast Technologies, Inc. ("Pacific Coast"), which manufactures and sells electrical connectors and instrument packages, Ceramic Devices, Inc. ("Ceramic Devices"), which manufactures ceramic capacitors, filters and feedthroughs, and Northwest Technical Industries, Inc. ("NTI"), which manufactures explosively bonded dissimilar metals.

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

The Company's financial condition and results of operations have been substantially affected by acquisitions. Most recently, in April 1997, the Company acquired NTI as a part of its Electronics Group. The Company's net sales for the six-month period ended November 30, 1996 were derived from the five operating subsidiaries then owned by the Company: Cashmere, Morel and Seismic in the Aerospace Group, and Pacific Coast and Ceramic Devices in the Electronics Group. A portion of the changes in the Company's results of operations from the first quarter of fiscal 1996 to the same period in fiscal 1997 are attributable to the addition of NTI.

Results of Operations

Quarter Ended November 30, 1997

Net sales for the quarter ended November 30, 1997 were $12,427,000, compared to net sales of $8,317,000 for the quarter ended November 30, 1996, an increase of $4,110,000. In the Aerospace Group, Cashmere's net sales increased by $2,067,000, or 80.5%, and Morel's net sales increased by $919,000, or 30.2%, between the two periods, in both cases primarily as a result of increased orders in the commercial aircraft market. Seismic's net sales decreased $28,000 or 36.8%, between the two periods. Within the Electronics Group, Pacific Coast's net sales increased by $328,000, or 15.9%, and Ceramic Devices' net sales increased by $272,000, or 50.1%, between the two periods, in both cases primarily as a result of increased order backlog and production throughput increases. NTI contributed net sales of $552,000 for the quarter ended November 30, 1997.

Gross profit for the quarter ended November 30, 1997 was $3,343,000, compared to gross profit of $1,933,000 for the quarter ended November 30, 1996, an increase of $1,410,000. The Company's gross profit percentage increased from 23.2% in 1996 to 26.9% in 1997. In the Aerospace Group, Cashmere's gross profit increased by $468,000, or 75%, between the two periods, primarily related to Cashmere's increase in net sales, and Morel's gross profit increased by $157,000, or 35.0%, primarily related to Morel's increase in net sales and efficiencies gained through the addition of capital assets in the production facility. Seismic's gross profit decreased by $16,000, or 69.6%, between the two periods. In the Electronics Group, Pacific Coast's gross profit increased by $254,000, or 36.1%, primarily as a result of changes in product mix between the two quarterly periods, and Ceramic Devices' gross profit increased by $217,000, or 161.9%, primarily as a result of Ceramic Devices' increase in net sales and increased production efficiencies. NTI contributed gross profit of $330,000 for the quarter ended November 30, 1997.

Operating expenses for the quarter ended November 30, 1997 were $2,151,000, compared to $1,443,000 for the quarter ended November 30, 1996, an increase of $708,000. In the Aerospace Group, Cashmere's operating expenses increased by $156,000, or 30.5%, and Morel's operating expenses increased by $141,000, or 39.7%. In the Electronics Group, Pacific Coast's operating expenses increased by $138,000, or 29.5%, and Ceramic Devices' operating expenses increased $59,000, or 50.9%, between the two periods, primarily as a result of their significant increase in net sales. NTI's operating expenses for the quarter were $173,000. Interest expense for the quarter ended November 30, 1997 was $199,000, compared to $105,000 for the quarter ended November 30, 1996, an increase of $94,000, or 89.5%, primarily related to the reduction of average long-term debt outstanding during the comparative periods.

Net income for the quarter ended November 30, 1997 was $830,000, or $.07 income per share, which represents an improvement over net income of $458,000, or $.04 income per share for the quarter ended November 30, 1996.

Six Months Ended November 30, 1997

Net sales for the six months ended November 30, 1997 were $24,203,000, compared to net sales of $15,761,000 for the six months ended November 30, 1996, an increase of $8,442,000. In the Aerospace Group, Cashmere's net sales increased by $4,473,000, or 100.6%, and Morel's net sales increased by $1,755,000, or 29.0%, between the two periods, in both cases primarily as the result of increased orders in the commercial aircraft market. Seismic's net sales decreased by $29,000, or 26.4%, between the two periods. Within the Electronics Group, Pacific Coast's net sales increased by $220,000, or 5.0%, and Ceramic Devices' net sales increased by $924,000, or 98.2%, between the two periods, in both cases primarily as the result of increased order backlog and production throughput increases. NTI contributed net sales of $1,090,000 for the six-month period ended November 30, 1997.

Gross profit for the six months ended November 30, 1997 was $6,327,000, compared to $3,878,000 for the six months ended November 30, 1996, an increase of $2,449,000. The Company's gross profit percentage increased to 26.1% in 1997 from 24.6% in 1996. In the Aerospace Group, Cashmere's gross profit increased by $761,000, or 66.6%, primarily related to its increase in net sales, and Morel's gross profit increased by $454,000, or 59.4%, between the two periods, primarily related to the increase in net sales and efficiencies gained through the addition of capital assets in Morel's production facility. Seismic's gross profit increased by $3,000, or 13%, between the two periods. Within the Electronics Group, Pacific Coast's gross profit decreased by $121,000, or 6.82%, between the two periods. Ceramic Devices' gross profit increased by $732,000, or 420.7%, between the two periods, primarily as a result of its increase in net sales and increased production efficiencies. NTI contributed gross profit of $619,000 for the six-month period ended November 30, 1997.

Operating expenses for the six months ended November 30, 1997 were $4,158,000, compared to $3,019,000 for the six months ended November 30, 1996, an increase of $1,139,000. In the Aerospace Group, Cashmere's operating expenses increased by $161,000, or 18.7%, and Morel's operating expenses increased by $172,000, or 21.4%. In the Electronics Group, Pacific Coast's operating expenses increased by $176,000, or 17.7%, and Ceramic Devices' operating expenses increased by $107,000, or 46.5%, primarily as a result of their significant increase in net sales. NTI's operating expenses for the six months were $364,000. Interest expense for the period was $329,000, compared to $279,000 in the same period last year, an increase of $50,000, or 17.9%, primarily related to the addition of capital equipment and its associated debt in this period and interest accruing on the Convertible Notes issued in the Company's August 1997 Convertible Note Offering.

Net income for the six months ended November 30, 1997 was $1,640,000, or $.14 per share, which represents an improvement over net income of $684,000, or $.07 per share, for the six months ended November 30, 1996.

Liquidity and Capital Resources

Overview

At November 30, 1997, total current assets were $32,005,000 and total current liabilities were $7,088,000, resulting in net working capital of $24,917,000 and a current ratio of 4.5 to 1.0. Comparable amounts at May 31, 1997 were $18,939,000 of current assets and $5,849,000 of current liabilities, resulting in net working capital of $13,090,000, and a current ratio of 3.2 to 1.0.

New Credit Facility

On May 29, 1997, the Company executed a commitment letter with Key Bank of Washington providing for a revolving working capital line of credit of up to $3,500,000 that extends until September 1998, a capital equipment acquisition credit facility of up to $2,000,000, and a construction loan of approximately $700,000, or 80% of the cost of an addition to the Pacific Coast building. The Company has executed the documents for the working capital facility, which, as of January 2, 1998, had no outstanding principal balance. The Company has not yet elected to close the capital equipment acquisition credit facility or the construction loan.

Registration of Common Stock Issuable under Series A Convertible Preferred Stock

Effective on June 11, 1997, the Company registered 1,948,541 shares of Common Stock underlying 50,000 shares of the Company's outstanding Series A Convertible Preferred Stock, $.001 par value (the "Preferred Stock") on a Form S-3 Registration Statement. As of January 2, 1998, 43,097 shares of Preferred Stock had been converted into 1,296,799 shares of Common Stock, and 6,903 shares of Preferred Stock remained unconverted. This registration related to a $5 million offering of Preferred Stock that the Company closed in February 1997, and neither the conversion of the Preferred Stock nor the registration will generate any further cash to the Company.

Convertible Note Offering

In August 1997, the Company closed an offering of $5,800,000, before expenses, in convertible debt to two accredited investors (the "Convertible Notes"), in a transaction exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended ("Rule 506"). The Company intends to use the proceeds of the Convertible Note offering primarily in connection with proposed and future acquisitions. The Company subsequently filed a Form S-3 Registration Statement, which was declared effective on December 31, 1997, registering for resale up to 1,720,690 shares of Common Stock issuable upon conversion of the Convertible Notes. The conversion of the Convertible Notes, the registration, and the sale by the holders of the underlying Common Stock after conversion will not generate any further cash to the Company.

Fall 1997 Common Stock and Promissory Note Offering

In November 1997, the Company closed an offering of $6,087,545, before expenses, in Common Stock and promissory notes to three accredited investors, in a transaction exempt from registration under Rule 506. The Company subsequently filed a Form S-3 Registration Statement, which was declared effective on December 29, 1997, registering for resale the 524,000 shares of Common Stock sold in the offering. The Registration Statement also covered resale of 537,500 shares of Common Stock issuable upon the exercise of certain unregistered common stock purchase warrants (the "Private Warrants"). The Company will not receive any cash proceeds as the result of the registration or the resale of those shares. If all of the Private Warrants were exercised, the Company would receive up to $2,369,063 from the exercise. The Company intends to use the proceeds from the November 1997 offering and from the exercise, if any, of the Private Warrants, primarily in connection with proposed and future acquisitions.

Post-Effective Amendment No. 1 to Form SB-2 Registration Statement

In November 1997, the Company filed Post-Effective Amendment No. 1 to the Form SB-2 Registration Statement filed in connection with the Company's July 1996 public offering. The Post-Effective Amendment, which was declared effective as of November 6, 1997, covered (a) issuance of the 2,250,000 shares of Common Stock underlying warrants registered by the Company in its July 1996 public offering (the "Warrants"), (b) resale of 450,000 shares of Common Stock underlying warrants issued to the underwriters of the July 1996 public offering (the "Underwriters' Warrants"), and (c) resale of 300,000 shares of Common Stock underlying a warrant issued to UTCO Associates, Ltd. in connection with bridge financing prior to the July 1996 public offering (the "UTCO Warrant").

The net proceeds to the Company under the Post-Effective Amendment are estimated to be approximately $13,885,000, assuming exercise of all of the Warrants, the Underwriters' Warrants and the UTCO Warrant. At January 2, 1997, 154,100 shares had been issued upon exercise of the UTCO Warrant generating $739,680 in exercise proceeds, and none of the Warrants or Underwriters' Warrants had been exercised. If and to the extent that the Company receives proceeds from the exercise of the Warrants, the Underwriters' Warrants and the UTCO Warrant, the Company currently intends to use these proceeds to acquire additional processing and manufacturing equipment, to fund certain facilities expansion, to fund potential acquisitions, and to increase working capital. The Company will not receive any of the proceeds from the sale of the Common Stock or Warrants registered for resale by the holders of the Underwriters' Warrants or the UTCO Warrant.

Information Technology Group

      Proposed Formation and Acquisitions

      In December 1997, the Company announced that it had terminated its proposal to form an information technology group, and had terminated the nonbinding letters of intent to acquire six companies for inclusion in that group (the "ITG companies"). These companies were: Orca Technologies, Inc. (formerly known as Jungle Street, Inc.) ("Orca"), MONITRx, Inc. ("MONITRx"), Quantum Interlink Internet, Inc.

("Quantum"), Digital Network Associates, Inc. ("DNA"), Brigadoon.com, Inc. ("Brigadoon"), and Market Visibility, Inc. ("Market Visibility"). Each of the proposed acquisitions was subject to the completion of satisfactory due diligence investigations and to certain other conditions. The Company also entered into operations consulting and expense reimbursement agreements ("operations agreements") with Brigadoon, Orca and Market Visibility.

       After completing due diligence investigations, the Company terminated its nonbinding letters of intent and operations agreement with Market Visibility on October 28, 1997, with Brigadoon on November 14, 1997, and with Orca on November 25, 1997. On November 25, 1997, the Company also terminated its nonbinding letters of intent with Quantum, MONITRx and DNA.

      Bridge Loans

      In connection with its proposed acquisition of the ITG companies, the Company loaned funds to Brigadoon, Orca, and MONITRx, and guaranteed a $1,300,000 bank line of credit to Orca. As partial consideration for its loans, Brigadoon issued a common stock purchase warrant to the Company that entitles the Company to purchase 12.5% of Brigadoon's fully diluted common stock (the "Brigadoon Warrant").

      As of November 14, 1997, the Company had demanded repayment of its $1,630,000 in loans to Brigadoon. Brigadoon has not repaid the loans, but has indicated its intention to do so. The Company has agreed to forbear from instituting legal action against Brigadoon if it makes specified payments to the Company; however, Brigadoon is currently in default under that agreement. Brigadoon's failure to repay its loans when due triggered a reduced exercise price under the Brigadoon Warrant of $500,000.

      Orca, MONITRx, Quantum, and DNA have informed the Company that they intend to combine their businesses. The Company is currently discussing with Orca arrangements for repayment and/or refinancing of the $2,872,300 that the Company loaned to Orca under its operations agreement, and the $1,295,472 that it loaned to MONITRx under its letter of intent. In connection with refinancing those loans, Orca has agreed to issue to the Company warrants to purchase stock in the entity resulting from the combination.

      Although the Company understands that each of Brigadoon, Orca and MONITRx is currently pursuing alternative financing sources, there is no assurance that the Company will be able to collect any or all of the loans to those companies. The failure of one or more of those companies to repay its loans could have a detrimental effect on the Company's cash flow and financial condition.

      Certain Relationships

      Roger Vallo and Donald Cotton, directors of the Company, are directors and shareholders, and Mr. Vallo is CEO, of Orca. In addition, Donald A. Wright, the Company's Chief Executive Officer and President, and Nick A. Gerde, the Company's Chief Financial Officer, Vice President, Finance and Treasurer, are shareholders of Orca and were directors of Orca until June 1997. Allen Dahl, a director of the Company, is a shareholder, but not a director, of Orca. Messrs. Vallo, Cotton,

Gerde, Wright, and Dahl have each personally guaranteed, or indemnified guarantors of, certain obligations of Orca or its subsidiary. As of November 30, 1997, the Company also owned approximately 4.9% of Orca's outstanding common stock.

Olympic Tool & Engineering, Inc.

In August 1997, the Company announced that it had signed a nonbinding letter of intent to acquire all of the outstanding stock of Olympic Tool & Engineering, Inc., of Shelton, Washington. The proposed acquisition was subject to completion of satisfactory due diligence investigations and to certain other conditions. After completing due diligence investigations, and with expansion of its similar facilities in Wenatchee, the Company elected to not proceed with the proposed acquisition and to let the nonbinding letter of intent expire on December 31, 1997.

Material Purchase Obligations

As of January 2, 1998, the Company had no pending purchase orders. Additions and replacements of plant and equipment are generally funded through working capital, trade-in credits for the replaced equipment, capital leases or long-term notes from affiliates of the equipment vendors, or loans from financing institutions, which are secured by the equipment being acquired.

Facilities Expansion

      Pacific Coast Building Expansion.

      During the first half of fiscal 1998, the Company completed an addition to the building that houses Pacific Coast and Ceramic Devices. The addition consists of approximately 12,000 square feet of production space, and had a cost of approximately $900,000. The Company's primary bank has committed to finance approximately 80% of the costs of the addition.

      Headquarters Building.

      The Company has acquired certain property adjacent to its existing Wenatchee facilities and has begun construction of an office building to house the Company's executive, administrative and accounting personnel. Total project costs for the office building are estimated at approximately $2.8 million.

Future Working Capital Needs

The Company believes that the net proceeds from its February 1997 offering of Preferred Stock, its August 1997 Convertible Note offering, and its November 1997 common stock and promissory note offering, together with its credit facility with Key Bank of Washington and funds generated by operations, will be sufficient to meet the Company's currently budgeted working capital requirements for at least the next 12 months. However, the Company may also seek other equity and/or debt financing for pending or future acquisitions or with respect to capital equipment or facilities expansion plans. The Company's actual capital needs will depend upon numerous factors, including the amount of funds generated from operations, the cost of increasing the Company's sales and marketing activities, the ability of third-party suppliers to meet product commitments, any other future acquisitions, and the continuing availability of bank financing, none of which can be predicted with certainty. The Company may receive additional funds upon exercise of its publicly-traded common stock purchase warrants and other outstanding warrants and stock options, but there is no assurance that any such warrants or stock options will be exercised. As a result of these and other factors, the Company is unable to predict accurately the amount or timing of future capital that it will require. Inability to obtain additional future capital could have a material adverse effect on the Company's growth and results of operations.

Assimilation of Acquisitions

The Company's recent acquisitions have placed, and any future acquisitions will place, a significant strain on its management, financial and other resources. Past and future acquisitions may subject the Company to many risks, including risks relating to integrating and managing the operations and personnel of acquired companies, and maintaining and implementing uniform standards, controls, procedures and policies. The success of future acquisitions will depend, in part, upon the Company's ability to assess and manage the risks typically associated with acquisitions, including the risks of assessing the value, strengths, and weaknesses of acquisition candidates or new products, possible diversion of management attention from the Company's existing businesses, reduction of cash, disruption of product development cycles, dilution of earnings per share, or other factors. A failure to achieve or sustain the anticipated benefits of any acquisition could result in that acquisition having a detrimental effect on the Company's results of operations, cash flow and financial condition.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

Fall 1997 Common Stock and Promissory Note Offering

On November 20, 1997, the Company closed an offering of 524,000 shares of Common Stock and $4,050,000 in promissory notes, for aggregate offering proceeds of $6,087,545 before expenses, to three accredited investors in a transaction exempt from registration under Rule 506 under the Securities Act of 1933, as amended. In connection with that offering, the Company paid placement agent commissions of (a) $142,000 to Dr. Urs Diebold, who is a director of the Company, and (b) $178,400 to a non-affiliated person. The Company subsequently filed a Form S-3 Registration Statement, which was declared effective on December 29, 1997, that registered for resale the Common Stock sold in that offering.

Item 3.   Defaults upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on October 8, 1997 (the "Annual Meeting"). The shareholders voted upon the following matters at the Annual Meeting:

      a.  Election of Directors

      The following seven directors nominated by the Board of Directors were elected to serve as directors of the Company until the 1998 Annual Meeting of
Shareholders:

-----------------------------------------------------------------------------------
                                                                           Broker
Director                                 For       Against     Abstain    Non-votes
===================================  ==========  ==========  ==========  ==========
Donald A. Wright                      7,470,529       8,540      32,439           0
-----------------------------------------------------------------------------------
Donald B. Cotton                      7,440,250      18,819      32,439           0
-----------------------------------------------------------------------------------
Allen W. Dahl                         7,458,150      20,919      32,439           0
-----------------------------------------------------------------------------------
Urs Diebold                           7,454,729      24,340      32,439           0
-----------------------------------------------------------------------------------
Dale L. Rasmussen                     7,460,050      19,019      32,439           0
-----------------------------------------------------------------------------------


-----------------------------------------------------------------------------------
Roger P. Vallo                        6,809,379     669,690      32,439           0
-----------------------------------------------------------------------------------
William A. Wheeler                    7,464,250     148,819      32,439           0
-----------------------------------------------------------------------------------

      b. Approval of Amendment No. 1 to the Amended and Restated Stock Incentive Plan

      Amendment No. 1 to the Company's Amended and Restated Stock Incentive Plan, as described in the Company's proxy materials for the Annual Meeting, was approved by the following vote:

FOR                                                4,252,692

AGAINST                                            1,084,506

ABSTAIN                                               60,582

BROKER NON-VOTES                                   3,022,228

      c. Approval of the Company's 1997 Employee Stock Purchase Plan

      The Company's 1997 Employee Stock Purchase Plan, as described in the Company's proxy materials for the Annual Meeting, was approved by the following vote:

FOR                                                4,302,029

AGAINST                                            1,061,719

ABSTAIN                                               46,907

BROKER NON-VOTES                                   3,009,353

      d. Ratification of Moss Adams as the Company's Independent Auditors

      The selection of Moss Adams LLP as the Company's independent auditors was ratified by the following vote:

FOR                                                7,192,191

AGAINST                                              274,130

ABSTAIN                                               45,187

BROKER NON-VOTES                                           0

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a.    Exhibits.

The following are filed as exhibits to this Quarterly Report:


Exhibit
Number         Document
-------        ---------

10.1 Commercial Guaranty, dated July 16, 1997, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.

27.            Financial Data Schedule.


b.    Reports on Form 8-K.

The Company filed with the Commission the following Current Report on Form 8-K with regard to events occurring during the quarterly period ended November 30, 1997:

      On December 2, 1997, the Company reported that it had announced termination of its proposal to form an information technology group, and that, in October 1997 and November 1997, it had terminated non-binding letters of intent to acquire six companies in connection with the formation of the group.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PACIFIC AEROSPACE & ELECTRONICS, INC.


Date: January 12, 1998               /s/ DONALD A. WRIGHT
                                     ------------------------------------------
                                     Donald A. Wright
                                     President, Chief Executive Officer,
                                     and Chairman of the Board
                                     (Principal Executive Officer)



Date: January 12, 1998               /s/ NICK A. GERDE
                                     ------------------------------------------
                                     Nick A. Gerde
                                     Vice President Finance, Chief Financial
                                     Officer and Treasurer (Principal Financial
                                     and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number         Document
-------        ---------

10.1 Commercial Guaranty, dated July 16, 1997, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.

27.            Financial Data Schedule.