Form 10QSB
period 1998-02-28
PACIFIC AEROSPACE & ELECTRONICS INC
filed 1998-04-14
CIK 790023

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 1998

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ____________ to _____________

                         Commission File Number: 0-26088

                      PACIFIC AEROSPACE & ELECTRONICS, INC.

        (Exact name of small business issuer as specified in its charter)

            Washington                                  91-1744587
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

               434 Olds Station Road, Wenatchee, Washington 98801
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (509) 667-9600

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 6, 1998, there were 14,395,580 shares outstanding of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets - February 28, 1998 and May 31, 1997

Consolidated Statements of Income - Third Quarters and Nine Months Ended February 28, 1998 and 1997

Consolidated Statements of Cash Flow - Third Quarters and Nine Months Ended February 28, 1998 and 1997

Management's Statement and Notes to Unaudited Consolidated Financial Statements

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   FORM 10-QSB
                       FEBRUARY 28, 1998 AND MAY 31, 1997

                                                                             February 28,            May 31,
                                                                                    1998               1997
ASSETS                                                                        (Unaudited)          (Audited)
---------------------------------------------------------------              ------------       ------------
      CURRENT ASSETS
         Cash                                                                $  4,324,000       $  3,048,000
         Certificate of Deposit                                                                    1,000,000
         Accounts Receivable                                                    7,681,000          5,455,000
         Inventory                                                             11,686,000          9,082,000
         Current Portion of Note Receivable from Related Party                                        55,000
         Prepaid Expense and Other                                                222,000            299,000
         Deferred Income Taxes                                                    480,000
                                                                             ------------       ------------
                   Total Current Assets                                        24,393,000         18,939,000
                                                                             ------------       ------------

      PROPERTY AND EQUIPMENT, NET                                              18,179,000         13,190,000
                                                                             ------------       ------------

      OTHER ASSETS
        Investment in Securities                                                  836,000
        Note Receivable from Related Party, net of current portion                                   125,000
        Note Receivables, net of current portion                                4,878,000
        Costs in Excess of Net Book Value of Acquired Subsidiaries              2,893,000          2,071,000
        Patents, net                                                            1,254,000          1,331,000
        Deferred Income Taxes                                                     128,000
        Other Assets                                                              624,000             96,000
                     Total Other Assets                                        10,613,000          3,623,000
                                                                             ------------       ------------

      TOTAL ASSETS                                                           $ 53,185,000       $ 35,752,000
                                                                             ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------
      CURRENT LIABILITIES
         Accounts Payable                                                    $  4,213,000       $  3,736,000
         Accrued Liabilities                                                    2,004,000          1,116,000
         Current Portion of Long-Term Debt                                        770,000            959,000
         Current Portion of Capital Lease Obligations                              37,000             38,000
                                                                             ------------       ------------
                      Total Current Liabilities                                 7,024,000          5,849,000
                                                                             ------------       ------------

      LONG-TERM LIABILITIES
        Convertible Notes                                                       1,946,000
        Long-Term Debt, net of Current Portion                                  7,916,000          3,138,000
        Capital Leases, net of Current Portion                                     81,000             98,000
        Deferred Income Taxes                                                                        592,000
        Deferred Rent and Other                                                   389,000            456,000
                                                                             ------------       ------------
                       Total Long-Term Liabilities                             10,332,000          4,284,000
                                                                             ------------       ------------

      Total Liabilities                                                        17,356,000         10,133,000
                                                                             ------------       ------------

      STOCKHOLDERS' EQUITY
         Convertible Preferred Stock                                               74,000          4,481,000
         Common Stock                                                          37,744,000         26,019,000
         Accumulated Deficit                                                   (1,989,000)        (4,881,000)
                                                                             ------------       ------------
                        Total Stockholders' Equity                             35,829,000         25,619,000
                                                                             ------------       ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 53,185,000       $ 35,752,000
                                                                             ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   FORM 10-QSB
         THIRD QUARTERS AND NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997


                                                           Quarters Ended                   Nine Months Ended
                                                    ------------------------------    ------------------------------
                                                     February 28,     February 28,     February 28,     February 28,
                                                            1998             1997             1998             1997
                                                      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                    -------------    -------------    -------------    -------------
NET SALES                                           $  12,783,000    $   8,093,000    $  36,987,000    $  23,854,000

COST OF SALES                                           9,137,000        6,467,000       26,964,000       18,350,000
                                                    -------------    -------------    -------------    -------------

GROSS PROFIT                                            3,646,000        1,626,000       10,023,000        5,504,000

OPERATING EXPENSES                                      2,368,000        1,258,000        6,568,000        4,277,000
                                                    -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS                                  1,278,000          368,000        3,455,000        1,227,000
                                                    -------------    -------------    -------------    -------------

OTHER INCOME AND EXPENSE

     Interest Income                                       55,000           23,000          101,000           62,000

     Interest Expense                                    (197,000)        (107,000)        (526,000)        (386,000)

     Other                                             (1,012,000)         (34,000)        (997,000)          46,000
                                                    -------------    -------------    -------------    -------------
                                                       (1,154,000)        (118,000)      (1,422,000)        (278,000)
                                                    -------------    -------------    -------------    -------------

NET INCOME FROM BEFORE FEDERAL                            124,000          250,000        2,033,000          949,000
INCOME TAX

PROVISION FOR FEDERAL INCOME TAXES                        (72,000)          (6,000)        (341,000)         (21,000)
DEFERRED FEDERAL INCOME TAX BONUS                       1,200,000                         1,200,000
                                                    -------------    -------------    -------------    -------------

NET INCOME FOR THE PERIOD                           $   1,252,000    $     244,000    $   2,892,000    $     928,000
                                                    =============    =============    =============    =============

EARNINGS PER SHARE OF COMMON STOCK:
                      Basic                         $        0.10    $        0.03    $        0.25    $        0.10
                      Diluted                       $        0.09    $        0.03    $        0.23    $        0.10
WEIGHTED AVERAGE SHARES OUTSTANDING
DURING THE PERIOD
                      Basic                            12,422,000        9,743,000       11,704,000        9,364,000
                      Diluted                          13,441,000        9,743,000       12,370,000        9,364,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   FORM 10-QSB
         THIRD QUARTERS AND NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997


                                                           Quarters Ended                   Nine Months Ended
                                                    ------------------------------    ------------------------------
                                                     February 28,     February 28,     February 28,     February 28,
                                                            1998             1997             1998             1997
                                                      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                    -------------    -------------    -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
         Net cash from operating activities              (384,000)   $     204,000    $   1,119,000    $    (352,000)
                                                    -------------    -------------    -------------    -------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment                (1,642,000)        (648,000)      (5,812,000)      (1,644,000)
     Purchase of Balo Precision Parts                  (2,250,000)                       (2,250,000)
     Reduction in notes receivable                         88,000           17,000          125,000           51,000
     Proceeds from certificate of deposit                                                 1,000,000
     Purchase of investments in securities                                                 (837,000)
     Increase in notes receivable                                                        (5,808,000)
     Other Changes, net                                   230,000           19,000          230,000          (36,000)
                                                    -------------    -------------    -------------    -------------
          Net cash from investing activities           (3,574,000)        (612,000)     (13,352,000)      (1,629,000)
                                                    -------------    -------------    -------------    -------------

CASH FLOW FROM FINANCING ACTIVITIES
     Payments on note payable                                                                             (2,288,000)
     Payments on notes payable to stockholders                                                              (150,000)
     Payments on long-term debt and capital leases       (561,000)        (191,000)      (1,561,000)        (984,000)
     Proceeds from long-term debt                         315,000          543,000        6,135,000          543,000
     Reduction in stock subscriptions receivable                                                           1,030,000
     Net change in bank line of credit                   (452,000)                                          (750,000)
     Sale of units                                                                                         7,031,000
     Payment of unit issuance costs                                         (8,000)                       (1,340,000)
     Sale of common stock                                                                 2,358,000
     Increase in common stock issue costs                 (18,000)                         (135,000)
     Sale of convertible notes                                                            5,800,000
     Increase in convertible notes issuance costs         (58,000)                         (433,000)
     Sale of preferred stock                                             5,000,000                         5,000,000
     Increase in preferred stock issuance costs           (90,000)        (473,000)         (93,000)        (473,000)
     Conversion of purchase warrants                      569,000                         1,309,000
     Other changes, net                                   133,000          (44,000)         129,000          (10,000)
                                                    -------------    -------------    -------------    -------------
            Net cash from financing activities           (162,000)       4,827,000       13,509,000        7,609,000
                                                    -------------    -------------    -------------    -------------

NET CHANGE IN CASH                                     (4,120,000)       4,419,000        1,276,000        5,628,000

Cash, beginning of period                               8,444,000        1,934,000        3,048,000          725,000
                                                    -------------    -------------    -------------    -------------

Cash, end of period                                     4,324,000    $   6,353,000        4,324,000    $   6,353,000
                                                    =============    =============    =============    =============

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES Acquisition of
subsidiaries involved the following:
 Fair value of assets acquired other than cash
 Liabilities assumed
                                                    -------------    -------------    -------------    -------------
Total non-cash financing activities
                                                    =============    =============    =============    =============
Seller financed purchase of equipment                                $     428,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                       MANAGEMENT'S STATEMENT AND NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   FORM 10-QSB
                                FEBRUARY 28, 1998


Note 1:  Management's Statement

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of February 28, 1998 and May 31, 1997, the consolidated results of operations for the quarters and nine-month periods ended February 28, 1998 and 1997, and the consolidated statements of cash flow for the quarters and nine-month periods ended February 28, 1998 and 1997. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended May 31, 1997 and 1996.

The results of operations for the quarters and nine-month periods ended February 28, 1998 and 1997 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

Note 2:   Notes Receivable - Information Technology Group

As of April 6, 1998, the Company held outstanding notes, in the approximate aggregate principal amount of $4,219,000, from Orca Technologies, Inc., its subsidiary Televar, Inc., and MONITRx, Inc., and had guaranteed a $1,300,000 bank line of credit and a $372,000 equipment lease to Orca. Those notes and guarantees were made in connection with the Company's abandoned proposal to form an information technology group. In February 1998, Orca assumed the MONITRx notes, and on April 6, 1998, the Company entered into an agreement with Orca to convert the $4,219,000 owed under the combined Orca, Televar and assumed MONITRx notes into shares of Orca common stock at $2.00 per share. Closing of this transaction is expected to occur in April 1998.

As of April 6, 1998, the Company also held defaulted notes in the aggregate principal amount of $1,630,000 from Brigadoon.com, Inc., another past candidate for the information technology group. On February 17, 1998, the Company filed a lawsuit against Brigadoon to recover the amount owed, and, on March 20, 1998, the Company participated in filing an involuntary bankruptcy petition against Brigadoon. However, in the restructure agreement with Orca, the Company agreed to sell the Brigadoon notes and all related interests of the Company in Brigadoon to Orca in exchange for a five-year promissory note from Orca in the amount of $950,000. In third quarter 1998, the Company posted a nonrecurring charge to earnings of $1,038,000 million to reflect the discounted sale of the Brigadoon notes to Orca, and the restructuring of the Orca debt.

Note 3:   Income Taxes

The Company has tax loss carryforwards associated with certain subsidiaries due to historical unprofitable operations, which can be used to offset future income and the associated federal income taxes. The Company has previously reserved against realization of the future income tax benefits due to previous uncertainties of continued profitable operations. During the third quarter, the Company re-evaluated its estimates of the certainty of future profitable operations and recorded a deferred income tax benefit of $1,200,000, representing the federal income tax effect of realizing the benefits of the tax loss carryforwards.

Note 4:   Credit Facility

On May 29, 1997, the Company executed a commitment letter with a commercial bank for a credit facility consisting of (a) a revolving working capital line of credit of up to $3,500,000 that extends from June 1997 to September 1998 (the "Line of Credit"), (b) a seven-year capital equipment acquisition credit facility of up to $2,000,000 (the "Equipment Line"), and (c) a 10-year term loan of approximately $700,000, or approximately 80% of the cost of the recent addition to the Pacific Coast building (the "Construction Loan"). The Company has executed the documents for the Line of Credit and the Construction Loan, but has not yet elected to close the Equipment Line. As of April 6, 1998, the Line of Credit had no outstanding balance and the Company had not yet requested funding of the Construction Loan.

Note 5:   Convertible Note Offering

In August 1997, the Company closed a private offering of $5,800,000, before expenses, in convertible promissory notes (the "Convertible Notes") to two accredited investors. The Company intends to use the proceeds of this offering primarily in connection with proposed and future acquisitions. The Company subsequently filed a Form S-3 Registration Statement, which was declared effective on December 31, 1997, registering for resale up to 1,720,690 shares of Common Stock issuable upon conversion of the Convertible Notes. As of April 6, 1998, all of the Convertible Notes had been converted into 1,405,018 shares of Common Stock. Neither the registration of the underlying Common Stock, the conversion of the Convertible Notes, nor the sale by the holders of the underlying Common Stock after conversion generated any cash to the Company.

Note 6:   Fall 1997 Common Stock and Promissory Note Offering

In November 1997, the Company closed a private offering of $6,087,545, before expenses, in Common Stock and promissory notes to three accredited investors. The Company subsequently filed a Form S-3 Registration Statement, which was declared effective on December 29, 1997, registering for resale the 524,000 shares of Common Stock sold in that offering. Neither the registration of those shares nor the sale of those shares by their holders will generate any cash to the Company.

Note 7: Registered Public Offering of Common Stock and Warrants to Purchase Common Stock

On July 19, 1996, the Company closed an underwritten public offering of 2,250,000 Units, with each Unit consisting of one share of Common Stock and one Warrant, at a total offering price of $7,031,250 (the "July 1996 public offering"). The proceeds of the July 1996 public offering were used primarily to pay off short-term debt and certain interest and fees associated with such debt, to provide working capital for operations, and to purchase capital equipment. As of April 6, 1998, none of the publicly-traded Warrants had been exercised. The Company intends to use the proceeds from the exercise of the Warrants, if any, primarily in connection with proposed and future acquisitions.

Note 8:   Unregistered Warrants

The Registration Statements discussed in Notes 5 and 6 also covered the resale of a total of 1,062,500 shares of Common Stock issuable upon the exercise of certain unregistered warrants, and the Company subsequently issued additional unregistered warrants to purchase 1,290,000 shares of Common Stock in consideration for a financial consulting and services agreement (collectively, the "Unregistered Warrants"). As of April 6, 1998, Unregistered Warrants to purchase 741,800 shares of Common Stock had been exercised, generating $3,383,453 in proceeds to the Company. If all the unexercised Unregistered Warrants were exercised, the Company would receive up to $7,229,000 from the exercise. The Company has used, and intends to use, the proceeds from the exercise of Unregistered Warrants primarily in connection with proposed and future acquisitions.

Note 9:   Computations of Earnings per Share

During the quarter ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" (SFAS 128). In accordance with SFAS 128 basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Adoption of SFAS 128 did not materially impact prior periods presented.

Note 10:  Electronic Specialty Corporation

On April 13, 1998, the Company's wholly-owned subsidiary, ESC Acquisition Corp., closed the purchase of substantially all of the assets, and assumed certain liabilities, of Electronic Specialty Corporation and its subsidiary Displays & Technologies, Inc. In consideration for the purchase, the Company paid the sellers $2 million in cash and 923,304 shares of the Company's unregistered common stock, at the closing of the acquisition. Subsequent to the closing, ESC Acquisition Corp. changed its name to Electronic Specialty Corporation. Electronic Specialty Corporation is located in Vancouver, Washington.

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

Overview

The Company's net sales for the nine-month period ended February 28, 1998 were derived from its seven operating subsidiaries, which, during the reporting period, were divided into two operational and marketing groups. The Company's Aerospace Group during the reporting period consisted of Cashmere Manufacturing Co., Inc. ("Cashmere"), which manufactures high quality machined aluminum parts and components, Seismic Safety Products, Inc. ("Seismic"), which operates, and where results of operations have been consolidated, as a division of Cashmere in marketing seismic safety gas shutoff valves manufactured by Cashmere, and Morel Industries, Inc. ("Morel"), which manufactures precision cast aluminum parts and assemblies. The Company's Electronics Group during the reporting period consisted of Pacific Coast Technologies, Inc. ("Pacific Coast"), which manufactures and sells hermetically sealed electrical connectors and instrument packages, Ceramic Devices, Inc. ("Ceramic Devices"), which manufactures specialized ceramic capacitors, filters and feedthroughs, Northwest Technical Industries, Inc. ("NTI"), which manufactures explosively bonded dissimilar metals, and Balo Precision Parts, Inc. ("Balo"), which manufactures hermetic packaging components for microelectronics and specialized Swiss screw machine parts.

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

The Company's financial condition and results of operations have been substantially affected by acquisitions. In February 1998, the Company acquired Balo, as part of the Electronics Group. The Company also acquired NTI as part of its Electronics Group in April 1997. The Company's net sales for the nine-month period ended February 28, 1997 were derived from the five operating subsidiaries then owned by the Company: Cashmere, Morel and Seismic in the Aerospace Group, and Pacific Coast and Ceramic Devices in the Electronics Group. A portion of the changes in the Company's results of operations between the third quarter of fiscal 1997 and the third quarter of fiscal 1998 are attributable to the addition of Balo and NTI.

Most recently, on April 13, 1998, the Company acquired Electronic Specialty Corporation ("ESC") and its wholly-owned subsidiary, Displays & Technologies, Inc. ("D&T") as part of the Company's newly-formed Advanced Products Group. ESC develops and markets high reliability, military specification, electro-mechanical devices for military and satellite applications. D&T develops and markets ruggedized, optically enhanced flat panel displays and optic filters for military, defense and commercial applications. ESC and D&T are located in Vancouver, Washington.

Results of Operations

Quarter Ended February 28, 1998

Net sales for the quarter ended February 28, 1998 were $12,783,000, compared to net sales of $8,093,000 for the quarter ended February 28 1997, an increase of $4,690,000. In the Aerospace Group, Cashmere's net sales increased by $2,862,000, or 119.3%, and Morel's net sales increased by $220,000, or 7.3%, between the two periods, in Cashmere's case in part due to increased production capabilities and, in both cases as a result of increased orders in the commercial aircraft market. Within the Electronics Group, Pacific Coast's net sales increased by $489,000, or 22.4%, and Ceramic Devices' net sales increased by $361,000, or 72.3%, between the two periods, in both cases primarily as a result of increased order backlog and production throughput increases. NTI contributed net sales of $450,000 for the quarter ended February 28, 1998. Balo, which was acquired in February 1998, contributed net sales of $308,000 for the same quarter.

Gross profit for the quarter ended February 28, 1998 was $3,646,000, compared to gross profit of $1,626,000 for the quarter ended February 28, 1997, an increase of $2,020,000. The Company's gross profit percentage increased from 20.0% in 1997 to 28.5% in 1998. In the Aerospace Group, Cashmere's gross profit increased by $1,455,000, or 951.0%, between the two periods, primarily related to Cashmere's increase in net sales. Morel's gross profit increased by $33,000, or 9.3%, primarily related to Morel's increase in net sales and efficiencies gained through the addition of capital assets in the production facility. In the Electronics Group, Pacific Coast's gross profit decreased by $44,000, or 4.6%, and Ceramic Devices' gross profit increased by $237,000 or 148.4%, primarily due to Ceramic Devices' significant activity in the satellite market. NTI contributed gross profit of $220,000 for the quarter ended February 28, 1998, and Balo contributed gross profit of $119,000.

Operating expenses for the quarter ended February 28, 1998 were $2,368,000, compared to $1,258,000 for the quarter ended February 28, 1997, an increase of $1,110,000. In the Aerospace Group, Cashmere's operating expenses increased by $217,000, or 58.6%, and Morel's operating expenses increased by $231,000, or 83.1%. In the Electronics Group, Pacific Coast's operating expenses increased by $22,000, or 4.2%, and Ceramic Devices' operating expenses increased by $62,000, or 53.5%, between the two periods, primarily as a result of its significant increase in net sales. NTI's operating expenses for the quarter were $182,000, and Balo's operating expenses were $64,000. Interest expense for the quarter ended February 28, 1998 was $197,000, compared to $107,000 for the quarter ended February 28, 1997, an increase of $90,000, or 84.9%, primarily related to the addition of financing for additional capital, equipment and facilities between the comparable periods.

Net income for the quarter ended February 28, 1998 was $1,252,000, or $.09 income per share, which represents an improvement over net income of $244,000, or $.03 income per share, for the quarter ended February 28, 1997.

Nine Months Ended February 28, 1998

Net sales for the nine months ended February 28, 1998 were $36,987,000, compared to net sales of $23,854,000, for the nine months ended February 28, 1997, an increase of $13,133,000. In the Aerospace Group, Cashmere's net sales increased by $7,307,000, or 105.1%, and Morel's net sales increased by $1,975,000, or 22.3%, between the two periods, in both cases primarily as the result of increased orders in the commercial aircraft market. Within the Electronics Group, Pacific Coast's net sales increased by $709,000, or 10.8%, and Ceramic Devices' net sales increased by $1,287,000, or 89.2%, between the two periods, in both cases primarily as the result of increased order backlog and production throughput increases. NTI contributed net sales of $1,547,000 for the nine-month period ended February 28, 1998, and Balo contributed net sales of $308,000 for the same period.

Gross profit for the nine months ended February 28, 1998 was $10,023,000, compared to $5,504,000 for the nine months ended February 28, 1997, an increase of $4,519,000. The Company's gross profit percentage increased to 27.1% in 1998 from 23.1% in 1997. In the Aerospace Group, Cashmere's gross profit increased by $2,221,000, or 168.5%, between the two periods, primarily related to its increase in net sales. Morel's gross profit increased by $487,000 or 43.5%, between the two periods, primarily related to the increase in net sales and efficiencies gained through the addition of capital assets in Morel's production facility. Within the Electronics Group, Pacific Coast's gross profit decreased by $164,000, or 6.0%, between the two periods. Ceramic Devices' gross profit increased by $967,000, or 289.5%, between the two periods, primarily due to significant activity in the satellite market. NTI contributed gross profit of $839,000 for the nine-month period ended February 28, 1998, and Balo contributed gross profit of $119,000 for the same period.

Operating expenses for the nine months ended February 28, 1998 were $6,568,000, compared to $4,277,000 for the nine months ended February 28, 1997, an increase of $2,291,000. In the Aerospace Group, Cashmere's operating expenses increased by $651,000, or 67.9%, and Morel's operating expenses increased by $680,000, or 84.5%. In the Electronics Group, Pacific Coast's operating expenses increased by $729,000, or 73.6%, and Ceramic Devices' operating expenses increased by $284,000, or 123.5%, primarily as a result of their significant increase in net sales. NTI's operating expenses for the nine months were $538,000, and Balo's operating expenses were $114,000. Interest expense for the period was $526,000, compared to $386,000 in the same period last year, an increase of $140,000, or 36.3%, primarily related to the addition of capital equipment and its associated debt in this period and interest accruing on the Convertible Notes issued in the Company's August 1997 Convertible Note Offering.

Net income for the nine months ended February 28, 1998 was $2,892,000, or $.25 income per share, which represents an improvement over net income of $928,000, or $.10 income per share, for the nine months ended February 28, 1997.

Liquidity and Capital Resources

Overview

     At February 28, 1998, total current assets were $24,393,000 and total current liabilities were $7,024,000, resulting in net working capital of $1,7369,000, and a current ratio of 3.47 to 1.00. Comparable amounts at May 31, 1997 were $18,939,000 of current assets and $5,849,000 of current liabilities, resulting in net working capital of $13,090,000 and a current ratio of 3.24 to 1.00.

Bank Credit Facility

     On May 29, 1997, the Company executed a commitment letter with a commercial bank for a credit facility consisting of (a) a revolving working capital line of credit of up to $3,500,000 that extends from June 1997 to September 1998 (the "Line of Credit"), (b) a seven-year capital equipment acquisition credit facility of up to $2,000,000 (the "Equipment Line"), and (c) a 10- year term loan of approximately $700,000, or approximately 80% of the cost of the recent addition to the Pacific Coast building (the "Construction Loan"). The Company has executed the documents for the Line of Credit and the Construction Loan, but has not yet elected to close the Equipment Line. As of April 6, 1998, the Line of Credit had no outstanding balance and the Company had not yet requested funding of the Construction Loan.

Securities Issuances

     Series A Convertible Preferred Stock

     Effective on June 11, 1997, the Company registered 1,948,541 shares of Common Stock underlying 50,000 shares of the Company's outstanding Series A Convertible Preferred Stock, $.001 par value (the "Preferred Stock") on a Form S-3 Registration Statement. As of April 6, 1998, 49,175 shares of Preferred Stock had been converted into 1,470,954 shares of Common Stock, and 825 shares of Preferred Stock remained unconverted. This registration related to a $5 million offering of Preferred Stock that the Company closed in February 1997, and neither the conversion of the Preferred Stock nor the registration has generated or will generate any cash to the Company.

     Convertible Note Offering

     In August 1997, the Company closed an offering of $5,800,000, before expenses, in convertible debt to two accredited investors (the "Convertible Notes"), in a transaction exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended ("Rule 506"). The Company intends to use, or has used, the proceeds of the Convertible Note offering primarily in connection with proposed and future acquisitions. The Company subsequently filed a Form S-3 Registration Statement, which was declared effective on December 31, 1997, registering for resale up to 1,720,690 shares of Common Stock issuable upon conversion of the Convertible Notes. As of April 6, 1998, all of the Convertible Notes had been converted into 1,405,018 shares of Common Stock. Neither the conversion of the Convertible Notes, the registration, nor the sale by the holders of the underlying Common Stock generated any cash to the Company.

     Fall 1997 Common Stock and Promissory Note Offering

     In November 1997, the Company closed an offering of $6,087,545, before expenses, in Common Stock and promissory notes to three accredited investors, in a transaction exempt from registration under Rule 506. The Company subsequently filed a Form S-3 Registration Statement, which was declared effective on December 29, 1997, registering for resale the 524,000 shares of Common Stock sold in the offering. The sale by the holders of the Common Stock sold in this offering will not generate any cash to the Company.

     The Registration Statement also covered resale of 537,500 shares of Common Stock issuable upon the exercise of certain unregistered warrants (the "Private Warrants"). The Company will not receive any cash proceeds as the result of the registration or the resale of those shares. If all of the Private Warrants were exercised, the Company would receive up to $2,369,063 from the exercise. As of April 6, 1998, Private Warrants to purchase 440,000 shares of Common Stock had been exercised, generating $1,982,063 in proceeds to the Company. The Company intends to use, or has used, the proceeds from the November 1997 offering and from the exercise, if any, of the Private Warrants, primarily in connection with proposed and future acquisitions.

     Post-Effective Amendment No. 1 to Form SB-2 Registration Statement

     In November 1997, the Company filed Post-Effective Amendment No. 1 to the Form SB-2 Registration Statement filed in connection with the Company's July 1996 public offering. The Post-Effective Amendment, which was declared effective as of November 6, 1997, covered (a) issuance of the 2,250,000 shares of Common Stock underlying warrants registered by the Company in its July 1996 public offering (the "Public Warrants"), (b) resale of 450,000 shares of Common Stock underlying warrants issued to the underwriters of the July 1996 public offering (the "Underwriters' Warrants"), and (c) resale of 300,000 shares of Common Stock underlying a warrant issued to UTCO Associates, Ltd. in connection with bridge financing prior to the July 1996 public offering (the "UTCO Warrant").

     The net proceeds to the Company under the Post-Effective Amendment are estimated to be approximately $13,885,000, assuming exercise of all of the Public Warrants, the Underwriters' Warrants and the UTCO Warrant. At April 6, 1998, 256,800 shares had been issued upon exercise of a portion of the UTCO Warrant, generating $1,232,640 in exercise proceeds, and 45,000 of the Underwriters' Warrants had been exercised, generating $168,750 in proceeds to the Company. At April 6, 1998, none of the Public Warrants had been exercised. If and to the extent that the Company receives additional proceeds from the exercise of the Public Warrants, the Underwriters' Warrants and the UTCO Warrant, the Company has used or currently intends to use these proceeds to acquire additional processing and manufacturing equipment, to fund certain facilities expansion, to fund potential acquisitions, and to increase working capital. The Company will not receive any of the proceeds from the sale of the Common Stock or Public Warrants registered for resale by the holders of the Underwriters' Warrants or the UTCO Warrant.

     Liviakis Warrants

     On February 3, 1998, the Company entered into a Consulting Agreement with Liviakis Financial Communications, Inc., for the provision of public relations services to the Company. As consideration for Liviakis entering into the agreement, the Company issued to Liviakis and one of its principals unregistered warrants to purchase 1,290,000 shares of the Company's common stock (the "Liviakis Warrants"). If all of the Liviakis Warrants were exercised, the Company would receive up to $5,959,800 from the exercise. As of April 6, 1998, no Liviakis Warrants had been exercised. The Company intends to use the proceeds from the exercise of the Liviakis Warrants, if any, primarily in connection with proposed and future acquisitions.

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

     Bridge Loans

     In connection with its proposed acquisition of the ITG companies, the Company loaned funds to Brigadoon, Orca, and MONITRx, and guaranteed a $1,300,000 bank line of credit and a $372,000 equipment lease for Orca. As partial consideration for its loans, Brigadoon issued a common stock purchase warrant to the Company that entitles the Company to purchase 12.5% of Brigadoon's fully diluted common stock (the "Brigadoon Warrant").

     Orca and MONITRx. In February 1998, Orca acquired MONITRx and DNA. In connection with Orca's acquisition of MONITRx, Orca assumed the Company's loans made to MONITRx under its letter of intent, and issued a renewal note to the Company, in the initial principal amount of $1,337,120, which represented the then-outstanding principal and unpaid interest due on the assumed loans.

     Brigadoon. By November 15, 1997, the Company had demanded repayment of all of its loans to Brigadoon, in the aggregate principal amount of $1,630,000. The Company agreed to forbear from instituting legal action against Brigadoon if it made specified payments to the Company. However, Brigadoon defaulted under that agreement. Brigadoon's failure to repay its loans when due triggered a reduced exercise price under the Brigadoon Warrant of $500,000. On February 17, 1998, the Company filed a lawsuit against Brigadoon to recover the amount owed, and, on March 20, 1998, the Company participated in filing an involuntary bankruptcy petition against Brigadoon.

     Restructuring Agreement

     On April 6, 1998, the Company entered into an agreement with Orca to convert the $4,219,000 owed under the combined Orca, Televar and assumed MONITRx notes into shares of Orca common stock at $2.00 per share (the "Restructuring Agreement"), immediately following Orca's completion of its pending private offering of common stock. In the Restructuring Agreement, Orca agreed to grant the Company demand registration rights for those shares and, in the event of an underwritten public offering, piggyback registration rights, which will be effective after the earliest of: (a) the closing of Orca's third round of financing, and (b) the first anniversary of the closing of the Restructuring Agreement. In addition, the Company agreed to continue guaranteeing Orca's credit facility and equipment lease, and Orca agreed to time limitations on the guaranties.

     In the Restructuring Agreement, Orca also agreed to purchase the Brigadoon notes and all related interests of the Company in Brigadoon, including the Brigadoon Warrant and the Company's interest in the lawsuit and bankruptcy action, for $950,000. Orca will pay that purchase price with a five-year promissory note (the "Brigadoon Note") to the Company , which will accrue interest at 8% per annum. Under that note, Orca will pay interest only for the first year, and will make fully-amortizing monthly payments of principal plus interest for the final four years of the note term. In the third quarter of 1998, the Company posted a nonrecurring charge o earnings of $1,038,000 million to reflect the discounted sale of the original Brigadoon notes to Orca and the restructuring of the Orca debt.

     Closing of the transactions contemplated under the Restructuring Agreement is scheduled to occur in April 1998.

     Certain Relationships

     Roger Vallo and Donald Cotton, who were directors of the Company until January 1998, are directors and shareholders, and Mr. Vallo is CEO, of Orca. In addition, Donald A. Wright, the Company's Chief Executive Officer and President, and Nick A. Gerde, the Company's Chief Financial Officer, Vice President, Finance and Treasurer, are shareholders of Orca and were directors of Orca until June 1997. Allen Dahl, a director of the Company, is a shareholder, but not a director, of Orca. Messrs. Vallo, Cotton, Gerde, Wright, and Dahl have each incurred potential indemnification obligations to previous management personnel of Orca and Televar.

     As of February 28, 1998, the Company also owned 179,600 shares of Orca's outstanding common stock, which the Company believes represented approximately 5% of Orca's outstanding common stock as of that date. After closing of the Restructuring Agreement, the Company will anticipates that it will own approximately 19% of Orca's outstanding common stock. The Company also subleases approximately 95% of the square footage of its Bothell, Washington office space to Orca, and Orca is current in its obligation to pay an equivalent percentage of the lease payment for that space.

     Risk Factor

     There is no assurance that the Company will be able to close the transactions contemplated by the Restructuring Agreement, or that it will be able to recover any or all of the amounts currently owed to it by Orca, Televar and Brigadoon, with or without the restructuring. There is also no assurance that any shares of Orca common stock will ultimately have significant value for the Company. Although Orca's common stock is traded over the counter on the Nasdaq system, the trading volume of the stock has been historically low. Because of the low trading volume, and because the Company expects to hold approximately 19% of Orca's outstanding common stock after the closing of the transactions contemplated in the Restructuring Agreement, it is not likely that the Company will be able to sell significant blocks of Orca common stock. The failure of the Restructuring Agreement to close, the inability of the Company to collect on the Brigadoon Note, or the failure of Orca's common stock to achieve and maintain a higher price and trading volume, could prevent the Company from recovering its investment in the information technology companies and could ultimately affect the Company's financial condition.

Acquisitions

     Balo Precision Parts, Inc.

     On February 9, 1998, the Company's wholly-owned subsidiary, Balo Acquisition Corp., closed the purchase of substantially all of the assets, and assumed certain liabilities, of Balo Precision Parts. In consideration for the purchase, the Company paid the sellers $2.25 million in cash at the closing of the acquisition. Subsequent to the closing, Balo Acquisition Corp. changed its name to Balo Precision Parts, Inc. Balo is located in Butler, New Jersey.

     Electronic Specialty Corporation and Displays & Technologies, Inc.

     On April 13, 1998, the Company's wholly-owned subsidiary, ESC Acquisition Corp., closed the purchase of substantially all of the assets, and assumed certain liabilities, of ESC & D&T, in a transaction which was effective for tax purposes as of February 28, 1998. In consideration for the purchase, the Company paid the sellers $2 million in cash and 923,304 shares of the Company's unregistered common stock, at the closing of the acquisition. Subsequent to the closing, ESC Acquisition Corp. changed its name to Electronic Specialty Corporation. Electronic Specialty Corporation is located in Vancouver, Washington.

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

Material Purchase Obligations

     As of April 6, 1998, the Company had no pending material purchase orders. Additions and replacements of plant and equipment are generally funded through working capital, trade-in credits for the replaced equipment, capital leases or long-term notes from affiliates of the equipment vendors, or loans from financing institutions, which are secured by the equipment being acquired.

Facilities Expansion

     Pacific Coast Building Expansion

     During the first half of fiscal 1998, the Company completed an addition to the building that houses Pacific Coast and Ceramic Devices. The addition consists of approximately 12,000 square feet of production space, and had a cost of approximately $900,000. The Company's primary bank has committed to finance approximately 80% of the costs of the addition.

     Headquarters Building

     The Company has acquired certain property adjacent to its existing Wenatchee facilities and has begun construction of an office building to house the Company's executive, administrative and accounting personnel. The project is expected to be complete by summer 1998. Total project costs for the office building are estimated at approximately $2.8 million.

Future Working Capital Needs

     The Company believes that the net proceeds from its February 1997 offering of Preferred Stock, its August 1997 Convertible Note offering, its November 1997 common stock and promissory note offering, together with its credit facility with Key Bank of Washington and funds generated by operations, will be sufficient to meet the Company's currently budgeted working capital requirements for at least the next 12 months. However, the Company intends to seek other equity or debt financing, or both, for pending or future acquisitions or with respect to capital equipment or facilities expansion plans. The Company's actual capital needs will depend upon numerous factors, including the amount of funds generated from operations, the cost of increasing the Company's sales and marketing activities, the ability of third-party suppliers to meet product commitments, any other future acquisitions, and the continuing availability of bank financing, none of which can be predicted with certainty. The Company may receive additional funds upon exercise of its publicly-traded common stock purchase warrants and other outstanding warrants and stock options, but there is no assurance that any such warrants or stock options will be exercised. As a result of these and other factors, the Company is unable to predict accurately the amount or timing of future capital that it will require. Inability to obtain additional future capital could have a material adverse effect on the Company's growth and results of operations.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Securities Issuances - Series A Convertible Preferred Stock," "- Convertible Note Offering," "- Fall 1997 Common Stock and Promissory Note Offering," and "- Liviakis Warrants," which are incorporated into this Item 2 by this reference.

Item 3.   Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Acquisitions - Balo Precision Parts, Inc.,"and "- Electronic Specialty Corporation and Display and Technologies, Inc.," which are incorporated into this Item 5 by this reference.

Item 6.  Exhibits and Reports on Form 8-K

a.    Exhibits.

The following are filed as exhibits to this Quarterly Report:


   Exhibit
    Number     Document
   -------     --------

    4.1 Common Stock Purchase Warrant, dated February 10, 1998, from the Company to Liviakis Financial Communications, Inc.
    4.2 Common Stock Purchase Warrant, dated February 10, 1998, from the Company to Robert Prag.
    10.1 Consulting Agreement, dated February 3, 1998, between Liviakis Financial Communications, Inc. and the Company.

    10.2 Debt Restructuring Agreement, dated April 6, 1998, between Pacific Aerospace & Electronics, Inc., Orca Technologies, Inc., Televar, Inc. and MONITRx, Inc.
    10.3 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.
    10.4 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.
    27.        Financial Data Schedule.


b.    Reports on Form 8-K.

The Company filed with the Commission the following Current Report on Form 8-K with regard to events occurring during the quarterly period ended February 28, 1998:

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


                                       PACIFIC AEROSPACE & ELECTRONICS, INC.


Date:  April 13, 1998                 /s/ DONALD A. WRIGHT
                                      -----------------------------------------
                                      Donald A. Wright
                                      President, Chief Executive Officer, and
                                      Chairman of the Board
                                      (Principal Executive Officer)



Date:  April 13, 1998                 /s/ NICK A. GERDE
                                      -----------------------------------------
                                      Nick A. Gerde
                                      Vice President Finance, Chief Financial
                                      Officer and Treasurer (Principal Financial
                                      and Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit
    Number     Document
   -------     --------

    4.1 Common Stock Purchase Warrant, dated February 10, 1998, from the Company to Liviakis Financial Communications, Inc.

    4.2 Common Stock Purchase Warrant, dated February 10, 1998, from the Company to Robert Prag.

    10.1 Consulting Agreement, dated February 3, 1998, between Liviakis Financial Communications, Inc. and the Company.

    10.2 Debt Restructuring Agreement, dated April 6, 1998, between Pacific Aerospace & Electronics, Inc., Orca Technologies, Inc., Televar, Inc. and MONITRx, Inc.

    10.3 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.

    10.4 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.

    27.        Financial Data Schedule.