Form 10-K
period 1998-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 1998-08-28
CIK 790023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended May 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to __________

                         Commission file number 0-26088

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

          Washington                                  91-1744587
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)              Identification No.)

          430 Olds Station Road
          Wenatchee, Washington                       98801
         (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code: (509) 667-9600

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates, based on the closing price for the registrant's Common Stock on the Nasdaq National Market System, as of August 27, 1998: approximately $46,808,154.00.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of August 27, 1998: Common Stock, $.001 par value ("Common Stock"): 15,986,323 shares

Documents Incorporated by Reference: None, except certain Exhibits referred to on the list of Exhibits, contained in Item 14 of this report.

                                TABLE OF CONTENTS
                                -----------------

Item of Form 10-K                                                           Page
-----------------                                                           ----

PART I

Item 1 -   Description of Business............................................ 1

Item 2 -   Description of Property............................................17

Item 3 -   Legal Proceedings..................................................18

Item 4 -   Submission of Matters to a Vote of Security Holders................18

PART II

Item 5 -   Market for Common Equity and Related Shareholder Matters...........19

Item 6 -   Selected Financial Data ...........................................23

Item 7 -   Management's Discussion and Analysis of
           Financial Condition and Results of  Operations.....................25

Item 8 -   Financial Statements...............................................31

Item 9 -   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................54

PART III

Item 10 -  Directors and Executive Officers of the Company....................55

Item 11 -  Executive Compensation.............................................58

Item 12 -  Security Ownership of Certain Beneficial
           Owners and Management..............................................62

Item 13 -  Certain Relationships and Related
           Transactions.......................................................64

Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K....66

SIGNATURES....................................................................71

EXHIBIT INDEX.................................................................72

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     Pacific Aerospace & Electronics, Inc. and its subsidiaries as of May 31, 1998 (the "Company") develop, manufacture and market high-performance electronics and metal components and assemblies for the aerospace, defense, electronics and transportation industries. The Company has been an active consolidator of companies, having integrated eight U.S. operating companies since 1990. On July 30, 1998, the Company nearly doubled its size by acquiring Aeromet International plc, a British limited company ("Aeromet"). See "--Corporate History--Aeromet Acquisition," and "--Risk Factors--Acquisition Risks" and "--Management of Growth." The Company has focused its consolidation strategy on identifying and acquiring companies that (i) provide the opportunity for increased sales penetration with the Company's existing customers and new sales to the Company's potential customers and (ii) extend and vertically integrate the Company's manufacturing capabilities or product lines. Since the Company acquired Aeromet after fiscal 1998, references to the "Company" in this Form 10-K generally do not include Aeromet, which is addressed separately.

Corporate History

The Holding Company

     Donald A. Wright, the Company's Chief Executive Officer and President, acquired Pacific Coast Technologies, Inc. ("Pacific Coast") in 1990. In 1994, Mr. Wright formed PCT Holdings, Inc., a Washington corporation, to hold the stock of Pacific Coast and future acquisitions. In 1995, that holding company merged into a wholly owned subsidiary of Verazzana Ventures, Ltd. ("Verazzana"), an inactive public company. In that merger, Verazzana changed its name to PCT Holdings, Inc., a Nevada corporation ("PCTH"). In 1996, PCTH merged into the Company, with the Company as the surviving entity, in order to reincorporate under the laws of the State of Washington.

Acquisitions Through May 31, 1998

     The following chart identifies each of the Company's acquisitions through May 31, 1998, the year in which each acquisition was completed and the current location of the acquired company's facilities, assets or processes:

                                                        Year of
             Acquired Company                          Acquisition      Current Location
             ----------------                          -----------      ----------------
Pacific Coast Technologies, Inc.                          1990          Wenatchee, Washington

Cashmere Manufacturing Co., Inc. ("Cashmere")             1994          Wenatchee, Washington

Ceramic Devices, Inc. ("Ceramic Devices")                 1995          Wenatchee, Washington

Morel Industries, Inc. ("Morel")                          1995          Entiat, Washington

Seismic Safety Products, Inc. ("Seismic")                 1995          Wenatchee, Washington

Northwest Technical Industries, Inc. ("NTI")              1997          Sequim, Washington

Balo Precision Parts, Inc. ("Balo")                       1998          Butler, New Jersey

Electronic Speciality Corporation and Displays &
  Technologies, Inc. (collectively, "ESC")                1998          Vancouver, Washington

Aeromet Acquisition

     On July 30, 1998, the Company acquired Aeromet through the Company's indirect wholly owned subsidiary, Pacific Aerospace & Electronics (UK) Limited, for (pound)42 million (approximately $69 million) in cash (the "Aeromet Acquisition"). Aeromet is the largest company acquired by the Company to date and nearly doubles the Company's workforce, facilities and revenues. Aeromet is one of the leading suppliers in the United Kingdom of magnesium and aluminum precision sand and investment castings and titanium and aluminum formed sheet products for the aerospace, defense and motorsport industries in Europe. The Aeromet Acquisition has significantly expanded the Company's customer base and product offerings. Aeromet's casting and forming technologies and products are complementary extensions of the Company's precision metals product lines.

     In order to fund the Aeromet Acquisition and provide working capital, the Company issued $75 million of 11 1/4% Senior Subordinated Notes due 2005 (the "Notes") in a private placement under Rule 144A of the Securities Act of 1933, as amended ("Securities Act") that closed simultaneously with the Aeromet Acquisition (the "Offering"). The Notes were purchased by qualified institutional buyers and were issued pursuant to an Indenture (the "Indenture"), dated July 30, 1998, between the Company, the Company's U.S. subsidiaries (the "Subsidiaries") and IBJ Schroder Bank & Trust Company, as trustee. The Notes (i) are senior subordinated, unsecured, general obligations of the Company, (ii) will mature on August 1, 2005, unless previously redeemed pursuant to the Indenture, and (iii) are jointly and severally guaranteed on a senior subordinated basis by each of the Subsidiaries. See "--Business Considerations--Significant Leverage; Liquidity" and "--Restrictive Debt Covenants."

Business Strengths

Significant Customer Base

     The Company counts among its customers many of the world's leading aerospace, defense, electronics and transportation companies, including The Boeing Company ("Boeing"), Raytheon/ Hughes Aircraft Company ("Raytheon/Hughes"), Honeywell, Inc. ("Honeywell"), Lockheed Martin Corporation ("Lockheed Martin"), Northrop Grumman Corporation ("Northrop Grumman"), Space Systems/Loral, Inc., Westinghouse Electric Corporation, TRW, Inc., and Litton Industries Inc. ("Litton"). Aeromet's leading customers include British Aerospace plc ("British Aerospace"), Rolls Royce plc ("Rolls Royce"), GKN Westland Aerospace, a division of GKN plc ("GKN Westland"), Lucas Aerospace plc ("Lucas Aerospace") and Alenia (Aermacchi). The Company believes that one of the key advantages of the Aeromet Acquisition is the opportunity it creates for the Company to access this significant base of additional customers.

Strong Position in Major Aerospace and Defense Programs

     The Company supplies components and parts to Boeing for each of Boeing's 737, 747, 757, 767 and 777 commercial aircraft construction programs. Aeromet participates in the Airbus A300/310, A320 and A330/340 commercial aircraft construction programs. In addition, both the Company and Aeromet participate in major defense and military aircraft programs. The Company has received numerous quality awards from customers such as Boeing, Northrop Grumman and the aerospace group of Kawasaki Heavy Industries Ltd. ("Kawasaki").

Diversity of Product Offerings and Capabilities

     The Company manufactures a broad range of precision cast, machined and assembled electronics products, which in fiscal 1998 were sold to over 250 customers in approximately 25 countries. Aeromet manufactures a broad range of precision cast and formed metal products. In calendar 1997, Aeromet products were sold to over 350 customers in approximately 16 countries. The Company collaborates with many of its customers to develop products that meet specific design or customization requests. In addition, many of the Company's custom-developed electronics components have become widely accepted in the industry. The Company believes that its experience and capabilities in working with the changing needs of its customers will allow it to continue to respond to changing market trends in its industries.

Strong Technology Position

     The Company and Aeromet utilize specialized manufacturing techniques, advanced materials science, process engineering and proprietary technologies or processes in the manufacture of their metals and assembled products. In particular, the Company has a broad base of expertise in the manufacture of cast aluminum products using lost foam, sand and permanent mold casting technologies, and in its precision machined, explosively bonded and assembled electronics products. Aeromet possesses specialized expertise in casting magnesium and aluminum products using lost wax and sand casting techniques and its licensed "Sophia Process" technology, and in super plastic forming of titanium and stretch forming of aluminum alloys. The Company owns 32 U.S. patents used in the manufacture of its electronics products and maintains an ongoing program of evaluating and protecting its proprietary rights and processes. The Company and Aeromet have a number of additional patent applications pending.

Strategy

     The Company's objective is to generate profitable growth by taking advantage of available opportunities in its industries. The Company believes that pursuing the following business strategies will enable the Company to increase market penetration, create operating efficiencies and enhance its competitive position in its core markets.

Leverage the Aeromet Platform

     The Aeromet Acquisition significantly enhances the Company's commercial aerospace and defense industry presence and provides the Company with a solid platform from which to access major European commercial aircraft and aircraft engine programs as well as markets within the European defense and transportation industries. These markets would be difficult for the Company to enter without a physical presence in Europe. The Company also believes that Aeromet may provide a strategic opportunity for pursuing acquisitions of other European aerospace, defense and transportation companies on a model similar to that which the Company has pursued successfully in the United States.

Increase Margins Through Enhanced Marketing and Vertical Integration

     The Company's strategy is to improve profit margins and revenues by (i) consolidating the marketing of companies that share similar product lines or customer bases and by leveraging the synergies among its consolidated companies in order to increase customer penetration and (ii) continuing to vertically integrate its manufacturing processes in order to improve operating efficiencies and to develop new products and product enhancements. A key component of this strategy is to use the Company's and Aeromet's expertise in advanced materials science and in the manufacture and assembly of precision products to identify new products, services and markets. The Company also intends to capitalize on the current shift of commercial aircraft manufacturers and defense contractors toward purchasing from a smaller number of suppliers that can supply more complete systems and preassembled parts. Assembled parts and systems generally are higher margin products than individual metal parts. By producing products that integrate the Company's and Aeromet's metals casting, forming and machining expertise with the Company's expertise in the manufacture of connectors, seals, filters, relays and electronic packages, the Company expects to improve its profit margins and position itself to capture a larger share of its customers' total product requirements.

Leverage Product Development through Strategic and Proprietary Technologies

     The Company develops new products from existing technologies in response to specific customer requests. The Company plans to continue development of new products for its customers and, where appropriate, to apply for additional patents for those new technologies. The Company may acquire additional strategic and proprietary technologies from third parties and expects to continue to develop its research and development capabilities. The Company does not expect to devote substantial resources to research and development that is not funded by customers.

Pursue Other Strategic Acquisitions

     The Company believes that there are and will continue to be opportunities to grow the Company and enhance its profitability through acquisitions. The Company intends to continue to pursue acquisitions of companies and technologies that it believes will provide the opportunity for increased sales penetration with existing customers and new sales to potential customers, and that will extend and vertically integrate the Company's products and technologies.

Industry Overview

     The aerospace supply industry is currently enjoying favorable trends driven by strong growth in commercial aircraft fundamentals. Industry sources estimate that the worldwide market for aircraft, including components, will be approximately $520 billion over the ten-year period of 1997 through 2007.

     Demand for aerospace components is closely related to delivery and use rates for commercial aircraft. Delivery and use rates are in turn directly related to the actual and projected volume of passenger and freight traffic, average aircraft age and global fleet size. According to the Boeing 1998 Current Market Outlook, world air traffic grew 6% from 1996 to 1997, following a 7% increase in the previous year. Boeing and Airbus forecast that world air traffic will grow by more than 5% each year over the next ten years. Boeing also projects that during this same period domestic and international airlines will lease or purchase over 7,600 new aircraft, thereby increasing the worldwide commercial fleet from approximately 12,300 aircraft at the end of 1997 to approximately 17,700 aircraft (net of retirements) at the end of 2007.

     In 1997, Boeing delivered over 320 new aircraft compared to 220 new aircraft it delivered in the prior year. In 1997, Airbus delivered 182 new aircraft compared to 126 in the prior year. Boeing predicts that in 1998, approximately 550 airplanes will be delivered. The Company believes that through the near term the world's airlines will continue to add capacity and order new aircraft in order to meet anticipated demand.

     Additionally, according to the U.S. Department of Defense, defense procurement funding is expected to grow by 40%, from approximately $43 billion in 1998 to approximately $60 billion in 2001. The Company believes that both its electronics and aerospace business segments will benefit from this trend.

     As in other transportation segments, aircraft manufacturers and defense contractors have been aggressively searching for ways to improve the quality and reduce the cost of their manufactured products. One major area of focus has been the manner in which they work with their supply base. Similar to automotive manufacturers, aircraft manufacturers and defense contractors have increasingly become product designers and assemblers rather than vertically integrated manufacturers. As a result, these manufacturers are outsourcing component manufacturing to independent suppliers, seeking to benefit from an independent supplier's lower cost structure and specialized manufacturing knowledge. Suppliers that demonstrate an ability to effectively deliver a high quality product on the required delivery schedule at a reasonable cost will benefit from this shift. In addition, commercial aircraft manufacturers are tending, and defense contractors are being strongly encouraged by the U.S. Department of Defense, to purchase from suppliers that can supply more complete systems and preassembled parts. These shifts are leading to a consolidation in the supply base. Certain segments of the aerospace supply base are already consolidated, such as engines, avionics and landing gears. Other segments, however, including structural components and electronics, remain fragmented. The Company believes that this trend toward consolidation presents an opportunity for suppliers with the financial and management resources to complete acquisitions and expand their operations.

     The electronics industry is similarly enjoying revenue growth in several product sectors. According to the Economic Industries Alliance, the annual worldwide market for electronics and components produced in the United States totaled approximately $460 billion in 1997, representing an 11% increase over 1996 figures. Electronics components comprise the largest portion of the worldwide electronics market, accounting for $148 billion in sales in 1997. The Company estimates the current size of the electronics connector market to be approximately $1 billion in annual sales. The Company believes that both defense industry sales and sales of hermetically sealed components accounted for significant portions of that market. Additionally, the Company estimates the size of the electronics packaging market to be over $50 million in annual sales.

     The growth in the electronics industry has been fueled by several factors, including the rapid pace of technological advancement and development of new products. The growth in demand by consumers and businesses for technologically advanced electronics products has prompted manufacturers to create more elaborate designs, which frequently require more components per unit. Additionally, international demand for advanced electronics components is growing rapidly as an increasing array of more complex products becomes available in developing regions. The Company expects these favorable trends in the electronics industry to continue and believes the outlook for the electronics component supply industry will continue to be strong.

Products, Processes and Markets

     The products, manufacturing processes and markets of the Company in fiscal 1998 and of Aeromet, and the industry segments in which they operate, are summarized separately below. See "Financial Statements -- Note 3."

Segments        Manufacturing Processes                    Sample Products                      Company/Facility
-----------------------------------------------------------------------------------------------------------------------
Aerospace       Metals          Hot and superplastic       Jet engine bulkhead components,      Aeromet: Welwyn
                Forming         titanium forming           airframe and engine details,         Garden City, England
                                                           helicopter erosion shields
                                ---------------------------------------------------------------------------------------
                                Cold stretch               Aircraft skin panels, leading        Aeromet:
                                aluminum forming           edges and acoustic panels            Birmingham, England
                -------------------------------------------------------------------------------------------------------
                Precision       Sand, lost foam and        Aircraft and truck parts             Pacific Aerospace:
                Casting         permanent mold                                                  Entiat, Washington
                                casting
                                ---------------------------------------------------------------------------------------
                                Investment casting         Aircraft parts                       Aeromet: Worcester
                                                                                                and Rochester, England
                                ---------------------------------------------------------------------------------------
                                Sand casting               Aircraft engine parts and            Aeromet:
                                                           windscreen canopies;                 Sittingbourne, England
                                                           motorsport engine parts
                -------------------------------------------------------------------------------------------------------
                 Precision      Precision machining        Aircraft parts                       Pacific Aerospace:
                 Machining      of bonded and cast                                              Wenatchee, Washington
                                metals
                                                           ------------------------------------------------------------
                                                           Aircraft parts                       Aeromet:
                                                                                                Sittingbourne, England
-----------------------------------------------------------------------------------------------------------------------
Electronics      Explosive      Explosive bonding          Bonded stainless steel and           Pacific Aerospace:
                 Bonding        of dissimilar metals       aluminum for use in electronic       Sequim, Washington
                                                           connectors and assemblies
                -------------------------------------------------------------------------------------------------------
                 Assembled      Design and                 Electronic connectors and            Pacific Aerospace:
                 Electronic     manufacture                assemblies with ceramic and          Wenatchee, Washington
                 Products                                  glass hermetic seals                 Butler, New Jersey
                                                           ------------------------------------------------------------
                                                           Ceramic discoidal electromagnetic    Pacific Aerospace:
                                                           filters and capacitors               Wenatchee, Washington
                                                           ------------------------------------------------------------
                                                           Relays and solenoids; ruggedized     Pacific Aerospace:
                                                           flat panel displays                  Vancouver, Washington
-----------------------------------------------------------------------------------------------------------------------

     Metals Forming

     At its Welwyn Garden City and Birmingham facilities, Aeromet uses hot and cold metal forming technologies to manufacture titanium and aluminum assemblies and details for the commercial aerospace and defense industry. Aeromet also performs finishing, welding, brazing and riveting processes on these parts. Testing of these products is done using non-destructive techniques and in-house X-ray facilities. Interactive discussions with customers enable Aeromet to closely match component design to the most suitable forming process.

     Hot Forming of Titanium. Aeromet's Welwyn Garden City facility specializes in hot and super-plastic forming of titanium, and the Company believes it has the largest independent capability in the European Union for that process. Unlike most sheet metal materials, titanium and its alloys are extremely difficult to form in a cold condition. To overcome this, Aeromet has developed at its Welwyn Garden City site a variety of hot forming processes, including hot die forming, hot brake press forming, superplastic forming, gas blow forming and hot stretch-forming. These processes maximize weight savings, maintain structural integrity, minimize cost and enable the designer to manipulate the developing alloys into complex shapes. The components have no spring back, little or no residual stress and are repeatable in form and thickness. Aeromet undertakes responsibility for the design and manufactures the necessary tooling using its in-house pattern facility, coupled with a tool bedding, fettling and surface dressing capability. The forming equipment consists of air circulating, low thermal mass heat treatment furnaces for temperatures up to 1,100 degrees centigrade and related quenching facilities. The Welwyn Garden City site also has the capability to chemically mill three-dimensional components in titanium. Aeromet markets its hot-formed titanium products primarily to the commercial aircraft, helicopter and military aircraft markets. Aeromet's titanium products include jet engine Nacelle bulkhead components, airframe and engine details and erosion shields for helicopters. Aeromet's titanium products are included on the Airbus model 320, 321, 330 and 340 aircraft, the Boeing model 717 and 737 aircraft and the Dash 8-400 aircraft.

     Cold Forming of Aluminum Alloys. At its Birmingham facility, Aeromet specializes in the pressing and cold forming of aluminum alloys used for aircraft skin panels, leading edges and acoustic panel liners. Stretch forming is a process well suited to producing aircraft skin panels and leading edges. Specialized equipment in the Birmingham facility has the capability to form sheets up to 8 feet wide and up to 13 feet long with stretching loads of up to 700 tons being applied. Most tools are machined from oxidation-resistant stainless steel castings, and forming dies up to four tons can be handled. Together with specialist gripper jaws and rotational platen, this enables Aeromet to stretch-form aluminum alloys into a wide variety of shapes and sizes. Aeromet's capabilities extend from design to completion, including tooling design and manufacture, forming, chemical milling, trimming, assembly and quality control. The cold formed aluminum alloy products are marketed primarily to the aerospace market.

     Precision Casting

     Pacific Aerospace. At its Morel facility in Entiat, Washington, the Company designs and manufactures precision cast aluminum parts using permanent mold, sand and lost foam casting technologies. The cast parts produced at the Morel facility are sold principally to the transportation and aerospace industries.

          Permanent Mold Casting. The permanent mold process is well-suited for high strength, long production life parts that do not require frequent changes in design and can be made in high volume. The Company uses this process primarily to produce components used in diesel engines and other structural parts for the transportation industry. The permanent mold process uses a cast iron mold to shape the part to be cast. Molten aluminum is ladled into the heated mold and, once cooled, the casting is removed from the mold. As the mold is not destroyed in the production process, it can be reused.

          Sand Casting. The sand casting process is more appropriate for lower volume parts. This process uses a wooden pattern of the part to be cast, with complex geometry and high metalicized quality. The Company uses this process to produce parts for the aerospace industry such as housings. An automatic molding machine hydraulically squeezes molding sand to accurately reproduce the pattern. After molten aluminum is poured into the mold, the sand is removed, leaving the casting. The sand mold is destroyed in the process but the sand may be recycled for future moldings.

          Lost Foam Casting. The lost foam process is well-suited for producing parts with complex patterns, which reduces the amount of machining that would be required if the parts had been made with sand or permanent mold castings. The Company uses this process to produce support brackets and housings for the transportation and aerospace industries. In the lost foam process, the pattern is created from expanded polystyrene beads. The foam pattern is then suspended in a large metal flask and surrounded with dry sand. Molten aluminum is poured directly on the pattern, which vaporizes as the aluminum replaces every detail of the pattern. The lost foam process allows for complex details of a part to be cast with little or no touch-up, and the tooling used to create the polystyrene patterns has an unlimited life as the tooling only comes in contact with the polystyrene beads.

     Aeromet. At its Rochester, Worcester and Sittingbourne, England facilities, Aeromet manufactures aluminum investment castings and aluminum and magnesium precision sand castings. Aeromet is a European leader in the production of light alloy sand and investment castings for the commercial aerospace and defense sectors.

          Precision Investment Casting. At its Worcester, England facility, Aeromet manufactures aluminum investment casting products, including aircraft and defense system components such as electronic enclosures, aircraft engine outer guide vanes, navigation lights, wing tip fences, winglet components, duct stators and heads up display units. At its Rochester, England facility, Aeromet manufactures aircraft components such as pressure tight fuel connectors. The versatility, accuracy and replicability of the investment casting process provides many advantages over more traditional methods of machining and fabricating metal products from solid components. The investment casting process uses a metal die manufactured to required specifications. Aeromet's precision tooling capabilities permit production of metal dies that incorporate a variety of details and features. A die can be reused to produce the required number of parts without degradation to the original die. Aeromet's production of the die gives the customer an incentive to order additional units of the part from Aeromet.

          Sophia Process Investment Casting. At its Worcester, England facility, Aeromet uses the computerized "Sophia Process" to manufacture significantly larger, more complex castings than can be made as a single part using more traditional investment casting processes. Aeromet is one of only four licensees of the Sophia Process, and is licensed to make and sell metal castings in the United Kingdom, Ireland, Australia, New Zealand and certain African and Asian countries. Parts made with the Sophia Process have relatively thin wall thickness but have strength and ductility values comparable to fabricated, forged and machined solid components. The Sophia Process stringently controls the heat level and process parameters to make lighter but stronger components that resist fracture and fatigue, and reduces machining, fabrication and assembly costs, by eliminating both doublers at material interfaces and the weakness and stress associated with riveted assemblies. Aeromet uses high strength alloys with good castability to ensure that the integrity and enhanced properties from one casting are identical to the next, and to achieve the desired combination of tensile strength, ductility and elongation. Parts made with the Sophia Process are used for the commercial aerospace, defense and transportation industries. Such applications include civil aircraft, military aircraft, missiles and underwater weapons applications and applications for the motorsport industry. Aeromet is using the Sophia Process to produce components for the Airbus A320, A330 and A340 aircraft, such as navigation light housings and wing tip fences, as a single part. Parts manufactured with the Sophia Process constituted 2% of Aeromet's 1997 net revenues. The Company believes that the advantages of the Sophia Process and the increasing customer awareness of those advantages will result in increased demand for parts fabricated using the Sophia Process.

          Sand Casting. At its Sittingbourne, England facility, Aeromet manufactures aluminum and magnesium alloy precision sand castings, including machined and finished parts for the commercial aerospace, defense and motorsport industries. Sand casting is suitable for products that are larger than the typical investment casting parts or products that require heavy wall sections. These products include aircraft engine heat exchangers and air intakes, aircraft engine fuel pump housings, aircraft windscreen canopies and high performance motorsport engine components and gearboxes. The aluminum and magnesium alloys have high strength and long freezing ranges and are resistant to elevated temperatures. For such customer requirements, sand casting provides an effective method of producing components with strength and uniformity. Aeromet has made significant advances in both the process and materials technology for magnesium and aluminum sand castings. Aeromet uses engineered patterns utilizing computer assisted design technologies in order to achieve repeatable high casting integrity and enhanced mechanical properties. Aeromet has complete non-destructive testing and inspection facilities, such as dye penetrant flaw detection and X-ray testing of components, as required by the rigorous standards of the aerospace industry.

     Precision Machining

     Pacific Aerospace. At its Cashmere facility in Wenatchee, Washington, the Company operates a precision machine shop that produces precision machined components, structural parts and assemblies principally from aluminum and explosively bonded metals for the commercial aerospace and defense industries. These products range from small connectors to complex assemblies for use in commercial and military aircraft, heavy trucks and seismic safety gas shutoff valves. The Company uses computerized numerical control ("CNC") machining cells to manufacture particularly complex components and assembly housings. The Company builds its machined products either to customer specifications or according to an engineering and tooling design developed by the Company to suit a customer's particular need. The Company has a direct computer link to Boeing that allows immediate access to the drawings for Boeing parts. The Company inspects and tests its machined products at various stages of production using non-destructive methods such as X-ray, ultra-sound and dyes before being passed for shipment to the customer. The Company's machining operations are ISO 9002 compliant, qualifying it to perform work for most aerospace, medical equipment and general electronic companies, and are also DI-9000A approved by Boeing.

     In response to changes in its customers' manufacturing processes, the Company often supplies its precision machined parts on a "just in time to point of use" basis. As a result of these processes and the high quality of its machined parts, the Company has won numerous awards for supplier excellence from Boeing, Northrop Grumman and Kawasaki.

     Aeromet. At its Sittingbourne, England facility, Aeromet operates a precision machine shop that provides machinery and assembling capabilities for Aeromet's casting and forming operations. This machining facility has the technical capabilities to provide the range of machining services for complete production and finishing of components, including design, pattern production, casting and final machining of a component. Aeromet also performs specialized machining of small detail components in steel and titanium.

     Explosive Bonding

     At its NTI facility in Sequim, Washington, the Company manufactures over 30 specialty metals using explosive metallurgical technology. Using this technology, an explosive charge combines, at the molecular level, the surfaces of metals such as aluminum and stainless steel, that will not normally bond to each other using adhesives or welding. The result is a strong but lightweight metal that can be machined and welded into complex assemblies. The Company finishes the metals to the customer's specifications using milling, welding, lathe and rolling techniques, and tests the finished products in its metallurgical lab using non-destructive testing such as dye penetration and ultrasonic scanning. The Company also uses its explosive technology to shock-harden metals for use in applications where extremely high tensile strength is required, such as rail track intersections and switch components and to pressure form complex metal parts under water.

     The Company's explosively bonded metals are used by customers in the aerospace, defense, energy and marine industries. Explosively bonded metals are used to fabricate products for highly specialized applications such as satellites, aircraft and missiles where weight minimization is a critical factor; oil drill heads, aircraft engine exchange tubes, and flanges and feed-throughs for nuclear particle accelerators where strength at high temperature and heat dissipation are critical; and naval interfaces and galvanic structures where corrosion resistance is a requirement.

     Assembled Electronics Products

     The Company develops, manufactures and markets a wide array of complex hermetically-sealed electronic connectors and assemblies, ceramic capacitors and filters, relays and solenoids and flat panel display units. These products are used for specialized applications in the aerospace, defense, telecommunications, energy, medical and electronics industries. Many of the Company's assembled electronics products are specifically engineered to withstand degradation or destruction in harsh environments, such as the ocean, space and the human body. These environments experience extremes in temperature, pressure, corrosiveness and impact that can make product repair or replacement difficult or impossible. To meet the demands of these challenging applications, the Company has developed or acquired 32 patents and many proprietary processes. The types of assembled electronics products manufactured by the Company, and their respective manufacturing processes are as follows:

     Hermetically Sealed Products. At its Pacific Coast facility in Wenatchee, Washington, and at its Balo facility in Butler, New Jersey, the Company designs and manufactures two lines of hermetically sealed electronic connectors, feed-throughs, assemblies and instrument packages. Electronics must be hermetically sealed when used in locations where the external environment can penetrate the unit. The product line manufactured at the Balo facility is sealed with a cost-effective, traditional glass-based sealant, which provides an effective seal in less demanding environments. The product line manufactured at the Pacific Coast facility is sealed with the Company's more expensive, proprietary Kryoflex ceramic sealant for use in products that must withstand extremely invasive environments, such as pacemakers, down-hole drilling tools, the fiber optic termini used on the Space Station and radar arrays. Both lines of the Company's hermetically sealed products are manufactured to customer specifications using the Company's engineering and design expertise, metallurgical and ceramic analysis capabilities and ceramics formulation and production processes. Raw materials for the connectors' packages and assemblies are formed on the Company's machining centers, CNC lathes, Swiss screw machines and CNC-controlled laser welding machines. The Company also has the capacity to electroplate and chemically film its products.

     The Company's Pacific Coast facility also manufactures hermetically bonded products using the Company's proprietary ceramic adhesive. This ceramic adhesive bonds metals that will not normally bond, such as aluminum and stainless steel. The resulting component is nearly as light as aluminum but has the superior bonding and sealing capacity of stainless steel, making it the preferred product where weight minimization is important, such as in space applications. The Company also holds patents in metal matrix composite technology, which the Company believes will allow it to produce even lighter, more durable electronics packages in the future.

     Ceramic Filters. At its Ceramic Devices facility in Wenatchee, Washington, the Company designs and manufactures very small, specialized multilayer discoidal (round) ceramic capacitors and filters. These products are advanced electronic circuit filtering devices designed to filter out electromagnetic interference ("EMI") and other undesirable electrical signals that pose significant problems for the manufacturers and users of high-performance, high-reliability electronic systems operating in harsh environments. The Company's products include mini screw-in filters for telecommunications, aerospace and defense applications; ring laser gyros; commercial eyelets for identification friend or foe systems and satellite amplifiers; high reliability bolts for the space shuttle's main engine controllers; filter pins and custom filter assemblies and broad bands for military display systems. The Company is an approved supplier of EMI devices to most aerospace and defense contractors, and uses these filters in its own hermetically sealed electronic products. The Company's Ceramic Devices operation has a self contained facility with plating, Swiss turning, assembly, and product testing capabilities, and has received a number of military and industry qualification ratings.

     Relays and Solenoids. At its ESC facility in Vancouver, Washington, the Company designs, manufactures and markets electromechanical devices, such as relays, solenoids, sensors, electronic assemblies, actuators, time delays and flat panel display units used in a wide variety of satellite, aircraft and military hardware applications. The Company's relay and solenoid products function as automatic electrical switches, designed to military specifications, for use in demanding environments.

These high reliability but low power switches use only one to ten amperes, making them suitable for applications such as satellite power bus controllers and aircraft fuel control valves. The Company's products have been used in many space vehicles launched by the United States and European countries. The Company has specialized equipment for CNC milling, turning and welding which is used for producing these products.

     Flat Panel Displays and Optical Filters. At its Displays & Technologies unit at the ESC facility, the Company designs and manufactures ruggedized and optically enhanced flat panel displays and optical filters. The flat panel display unit is used for commercial applications that range from GPS displays and light control filters used on private and commercial aircraft to ground vehicle displays and automatic teller machine displays. Military uses include military aircraft cockpit instrumentation and high impact displays on M1A2 tanks. These displays allow users to view the image at a much higher resolution than standard commercial resolutions. The Company's flat panel display product is a commercial liquid crystal display ("LCD") sandwiched between layers of glass and optical filter in the front, and heating and cooling units, and a computerized optical enhancer, in the back. The entire unit is mounted in a heavy duty housing unit.

Sales and Marketing; Distribution

     The Company markets its precision cast and precision machined products using the Company's direct sales force. The Company currently has direct regional sales personnel covering the west coast of the United States and intends to expand this sales force to cover other geographic regions as the Company's business expands. The Company markets its assembled electronics products in the United States, Europe and Japan through a network of manufacturer representatives and resellers, generally established on a geographic basis. In addition, the Company maintains an internal sales and customer service staff and engineering capability for its assembled electronics products to meet customer requirements for technical support. Aeromet utilizes its own employee sales force for sales of its products to customers in England and Wales. This internal sales force is organized into two groups, one group responsible for sales of precision castings and one group responsible for metal formed products. Aeromet uses independent agents to market its products to customers in Scotland and in countries other than the United Kingdom.

Customers

     The Company's top five customers, Boeing, PACCAR, Northrop Grumman, Deere & Company and Honeywell, accounted for approximately 28%, 17%, 8%, 4% and 4%, respectively, of the Company's fiscal 1998 net sales. Aeromet's top five customers, British Aerospace, Rolls Royce, GKN Westland, Lucas Aerospace and Alenia (Aermacchi), accounted for 12%, 11%, 7%, 6% and 5% of Aeromet's calendar 1997 net sales. No other customer accounted for more than 5% of either the Company's or Aeromet's revenues during those periods. Because of the relatively small number of customers for most of the products made by both the Company and Aeromet, the Company's largest customers can influence product pricing and other terms of trade. The loss of any of the Company's or Aeromet's largest customers or reduced or canceled orders from any of those customers could have a material adverse effect on the Company and its financial performance.

     The Company and Aeromet currently serve substantially different customer bases in similar markets. For example, the Company currently supplies components and parts to Boeing (not currently a significant Aeromet customer) for each of Boeing's 737, 747, 757, 767 and 777 commercial aircraft construction programs. Aeromet currently supplies components and parts for each of Airbus' A300/310, A320 and A330/340 commercial aircraft construction programs, for which Pacific Aerospace is not currently a supplier. As a result, the Company expects that the Aeromet Acquisition will provide substantial opportunities to cross market to the Company's and Aeromet's respective customer bases.

Backlog

     The majority of the Company's sales are made pursuant to individual purchase orders and are subject to termination by the customer upon payment of the cost of work in process plus a related profit factor. Historically, the Company has experienced no significant order cancellations. As of May 31, 1998, the Company had purchase orders and contractual arrangements evidencing anticipated future deliveries ("backlog") through fiscal year 2000 of approximately $70.0 million. After giving pro forma effect to the Aeromet Acquisition as if it had occurred on June 1, 1997, the Company would have had pro forma revenue backlog of approximately $110.0 million through fiscal year 2000, of which approximately $80.0 million is expected to be delivered in fiscal year 1999. There is no assurance that backlog will be completed and booked as net sales. Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on the Company and its financial performance.

Competition

     The Company and Aeromet are subject to substantial competition in many of the markets that they serve. In the hot forming market, Aeromet's competitors include Die Barnes Group Inc. and GKN Westland Aerospace (North America). In the cold forming market, Aeromet competes with companies such as AHF and Pendle as well as the in-house cold forming capabilities of certain of its customers, including British Aerospace. In the sand casting market, the Company competes with a number of regional foundries, and Aeromet's competitors include SFU Naley, Hitchcock, and Teledyne Ryan Aeronautical. In the investment casting market, Aeromet's competitors include the Cercast Group, Tital and Tritech. In the precision machining market, the Company competes with a number of regional machine shops. In the assembled electronics markets, the Company's competitors include Amphenol Corporation, Hermetiz Seal Corporation, AVX Corporation, Spectrum Control, Inc. and Electronics Design and Communications Instruments. Many of these competitors have greater financial resources, broader experience, better name recognition and more substantial marketing operations than the Company or Aeromet, and represent substantial long-term competition for the Company.

     Components and products similar to those made by the Company and Aeromet can be made by competitors using a number of different manufacturing processes. Although the Company believes that its manufacturing processes, technology and experience provide advantages to the Company's customers, such as high quality, competitive prices and physical properties that often meet stringent demands, alternative forms of manufacturing can be used to produce many of the components and products made by the Company and Aeromet. Although the Company believes that its proprietary technology may give it a competitive advantage with respect to certain of its products, new developments by competitors are expected to continue. The Company's and Aeromet's competitors may develop products that are viewed by customers as more effective or more economic than the Company's product lines. The Company and Aeromet may not be able to compete successfully against current and future competitors, and the competitive pressures faced by the Company and Aeromet may have a material adverse effect on the Company and Aeromet and their financial performance.

Raw Materials

     Aeromet obtains approximately 70% of its titanium from one supplier and is subject to a lead time of approximately 80 weeks in ordering and obtaining titanium. While Aeromet generally has managed the ordering process to obtain titanium when needed, any failure of Aeromet to obtain titanium when needed or any titanium cost increases imposed by that supplier could have a material adverse effect on the Company and its financial performance. The Company generally has readily available sources of all raw materials and supplies it needs to manufacture its products and, where possible, the Company maintains alternate sources of supply. However, the Company does not have fixed price contracts or arrangements for all of the raw materials and other supplies it purchases. Shortages of, or price increases for, certain raw materials and supplies used by the Company have occurred in the past and may occur in the future. Future shortages or price fluctuations could have a material adverse effect on the Company's and Aeromet's ability to manufacture and sell their products in a timely and cost-effective manner.

Proprietary Rights

     Significant aspects of the business of the Company and of Aeromet depend on proprietary processes, know-how and other technology that is not subject to patent protection. The Company and Aeromet each rely on a combination of trade secret, copyright and trademark laws, confidentiality procedures and other intellectual property protection to protect their proprietary technology. However, there is no assurance that the Company's competitors may not develop or utilize technology that is the same as or similar to such technology of the Company.

     The Company has 32 U.S. patents, four U.S. patent applications pending, one Canadian patent application pending and one European patent enforceable in the U.K., almost all of which apply to certain aspects of the Company's electronics business and not to its aerospace business. Aeromet currently holds no patents, but has one patent application pending in the U.K. and before the European Patent Office. There is no assurance that any of these patent applications will result in issued patents, that existing patents or any future patents will give the Company any competitive advantages for its products or technology, or that, if challenged, these patents will be held valid and enforceable. The Company's issued patents expire at various times over the next 17 years, with 14 patents expiring over the next five years. Although the Company believes that the manufacturing processes of much of its patented technology are sufficiently complex that competing products made with the same technology are unlikely, there is no assurance that the Company's competitors will not design competing products using the same or similar technology after these patents have expired.

     Despite the precautions taken by the Company, unauthorized parties may attempt to copy aspects of the Company's products or obtain and use information that the Company regards as proprietary. Existing intellectual property laws give only limited protection with respect to such actions and policing violations of such laws is difficult. The laws of certain countries in which the Company's products are or may be distributed do not protect products and intellectual property rights to the same extent as do the laws of the United States. The Company may be required to enter into costly litigation to enforce its intellectual property rights or to defend infringement claims by others. Such infringement claims could require the Company to license the intellectual property rights of third parties. There is no assurance that such licenses would be available on reasonable terms, or at all.

Environmental Matters

     The Company's and Aeromet's facilities are subject to federal, state and local laws and regulations concerning solid waste disposal, hazardous materials generation, storage, use and disposal, air emissions, waste water discharge, employee health and other environmental matters (together, "Environmental Laws"). Proper waste disposal and environmental regulation are major considerations for the Company because a number of the metals, chemicals and other materials used in and resulting from its manufacturing processes are classified as hazardous substances and hazardous wastes. If permitting and other requirements of applicable Environmental Laws are not met, the Company could be liable for damages and for the costs of remedial actions and could also be subject to fines or other penalties, including revocation of permits needed to conduct its business. Any permit revocation could require the Company to cease or limit production at one or more of its facilities, which could have a material adverse effect on the Company and its financial performance. The Company has an ongoing program of monitoring and addressing environmental matters and from time to time in the ordinary course of business is required to address minor issues of noncompliance at its operating sites. Recently the Company identified certain operations or processes that lacked required permits or otherwise are not in full compliance with applicable Environmental Laws that the Company believes are not material. The Company is taking steps to remedy this noncompliance. In connection with its evaluation of the Aeromet Acquisition, the Company obtained an environmental investigation of each of Aeromet's facilities. These environmental investigations identified certain issues related to potential permitting and remediation matters that the Company believes are not material. The Company intends to investigate further to determine whether any actions are required under applicable United Kingdom law.

     Environmental Laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violations. As a generator of hazardous materials, the Company is subject to financial exposure with regard to its properties even if it fully complies with these laws. In addition, certain of the Company's facilities are located in industrial areas and have lengthy operating histories. As a consequence, it is possible that historical or neighboring activities have affected properties currently owned by the Company and that, as a result, additional environmental issues may arise in the future, the precise nature of which the Company cannot now predict. There is no assurance that any present or future noncompliance with Environmental Laws or future discovery of contamination will not have a material adverse effect on the Company's results of operations or financial condition.

Government Regulation

     Certain of the Company's products are manufactured and sold under United States government contracts or subcontracts. As with all companies that provide products or services to the federal government, the Company is directly and indirectly subject to various federal rules, regulations and orders applicable to government contractors. Some of these regulations relate specifically to the vendor-vendee relationship with the government, such as the bidding and pricing rules. Under regulations of this type, the Company must observe certain pricing restrictions, produce and maintain detailed accounting data, and meet various other requirements. The Company is also subject to many regulations affecting the conduct of its business generally. For example, the Company must adhere to federal acquisition requirements and standards established by the Occupational Safety and Health Act relating to labor practices and occupational safety standards. The Company is currently updating and implementing written policies and training programs relating to employee health and safety matters at several of its facilities. See "--Environmental Matters." Violation of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts, or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds. Some of the Company's customers are in the defense industry, and loss of governmental certification by such customers could have a material adverse effect on their purchases from the Company and the Company's business and financial performance.

Employees

     The Aeromet Acquisition nearly doubled the Company's workforce. As of May 31, 1998, the Company had a total of 748 employees, of whom approximately 679 were engaged in manufacturing functions, 19 in sales and marketing, 38 in administrative functions and 12 in executive functions. As of May 31, 1998, Aeromet had a total of 580 employees, of whom approximately 543 were engaged in manufacturing functions, 13 in sales and marketing, 16 in administrative functions and eight in executive functions. None of the Company's workforce is unionized. Certain of Aeromet's manufacturing and engineering employees are represented by labor unions, although all negotiations are carried out through employee work committees. Neither the Company nor Aeromet have experienced any work stoppages and both believe that their relationships with their employees are good.

Risk Factors

     Acquisition Risks. The Aeromet Acquisition has substantially expanded the Company's operations, and the performance of Aeromet will have a significant impact on the Company's future financial results. The Aeromet Acquisition more than doubled the Company's net sales on a pro forma basis, nearly doubled the Company's workforce, resulted in the Company having substantial foreign operations and imposed substantial debt service obligations on the Company. In fiscal 1998, the Company's net sales were $54.1 million, with less than 5% derived from foreign sales. After giving effect to the Aeromet Acquisition, pro forma net sales for fiscal 1998 would have been $115.5 million, with approximately 48% derived from sales outside the United States. The success of the Company's strategy to pursue acquisitions depends upon the Company's ability to manage the risks associated with acquisitions, including the risks of assessing the value, strengths and weaknesses of acquisition candidates, possible diversion of management attention from operating aspects of the Company's business, increased borrowings, disruption of product development cycles and dilution of earnings per share. The success of the Company's strategy to pursue acquisitions also depends on the ability of the Company to accurately assess problems and efficiently implement necessary changes at newly acquired subsidiaries. For example, the Company is currently in the process of instituting personnel and management changes and developing and implementing new business plans for ESC, which the Company acquired in the fourth quarter of fiscal 1998. There is no assurance that the Company's assessment of problems and implementation of changes will be successful. A failure to achieve or sustain the anticipated benefits of the Aeromet Acquisition or any other acquisition by the Company could have a material adverse effect on the Company and its financial performance.

     Foreign Operations. Aeromet subjects the Company to the risks of foreign operations, including foreign government policies and regulations; tariffs, taxes and other trade barriers; exchange controls and limitations on dividends or other payments; and devaluations and fluctuations in currency exchange rates. The Company has not previously engaged in foreign currency hedging transactions, and there is no assurance that any hedging transactions by the Company would offset unfavorable changes in foreign currency rates.

     Significant Leverage; Liquidity. As a result of the Offering, the Company has substantial indebtedness and significant debt service obligations. The level of the Company's indebtedness could have important consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, product development, general corporate purposes or other purposes may be materially limited or impaired; (ii) a significant portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on the Notes, thereby reducing the funds available to the Company for its operations and future business opportunities; (iii) the Company's borrowings from its primary bank lender bear interest at variable rates, which could result in higher interest expense in the event of increases in interest rates; (iv) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (v) the Company's substantial degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or in its business or may make the Company unable to make capital expenditures. The Company's ability to make scheduled payments on the Notes or to refinance its other debt obligations will depend upon its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. There is no assurance that the Company's operating results, cash flow and capital resources will be sufficient for payment of its indebtedness in the future, and if insufficient, the Company could face substantial liquidity problems and could be forced to reduce or delay capital expenditures, dispose of material assets or operations, reduce, restructure or refinance its indebtedness or seek additional equity capital to meet its debt service and other obligations. There is no assurance that any of these actions could be effected on satisfactory terms, if at all.

     Restrictive Debt Covenants. The Indenture contains a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Notes), amend certain debt instruments (including the Indenture), pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, change the business conducted by the Company or its subsidiaries, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under some of the agreements governing its senior indebtedness, the Company is subject to similar covenants and certain additional restrictions. The Company's ability to comply with such covenants may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of such covenants or restrictions could result in a default, which would permit the senior lenders, or the holders of the Notes, or both, as the case may be, to declare all amounts owed them to be due and payable, together with accrued and unpaid interest. As a result, any commitments of the Company's senior lenders to make further extensions of credit could be terminated. If the Company is unable to repay its indebtedness to its senior lenders, such lenders could proceed against any collateral securing such indebtedness.

     Aerospace Industry Risks; Cyclicality; Asia Volatility. The Company and Aeromet operate in historically cyclical industries. The aerospace, defense and transportation industries are sensitive to general economic conditions and have been adversely affected by past recessions. For example, from 1990 to 1994 the aerospace industry experienced reduced demand for commercial aircraft, a decline in military spending and the postponement of overhaul and maintenance on existing aircraft. In past years, the aerospace industry has been adversely affected by a number of factors, including increased fuel and labor costs and intense price competition. Although the aerospace supply industry currently is enjoying favorable trends driven by strong growth in commercial aircraft demand, there is no assurance that such trends will continue or that general economic conditions will not lead to a downturn in demand for core components and products of the Company or Aeromet. Moreover, as of January 1998, Boeing and Airbus each had a 10% backlog of aircraft sales to customers in Asia. Current financial difficulties in Asia, including currency devaluations and volatile financial markets, are adversely affecting some Asian customers. These difficulties may result in cancellations or delays in aircraft orders. Boeing indicated that due to the Asian financial crisis, it expects worldwide requirements for commercial jets will be reduced over the five-year period of 1998 through 2002 from 4,150 to 4,000 aircraft. Any cancellations or delays in aircraft orders from customers of Boeing or Airbus could reduce demand for the Company's products and could have a material adverse effect on the Company and its financial performance. See "--Industry Overview."

     Management of Growth. The Company has experienced rapid growth that has placed and will continue to place significant demands on its managerial, administrative, financial and operational resources. The Company's total number of employees increased from approximately 748 to over 1,200 upon consummation of the Aeromet Acquisition, and the number of its operating sites increased from five in the United States to a total of ten in the United States and the United Kingdom. The Company has pursued an aggressive growth strategy and expects to continue to evaluate and pursue potential strategic acquisitions. To manage its growth effectively, the Company must continue to improve its operational, financial and other management processes and systems and continue to attract and retain highly skilled personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Possible Need for Additional Capital. The Company believes that the net proceeds from the Offering together with cash from operations and other sources will be sufficient to meet the

Company's currently budgeted working capital requirements for at least the next 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's actual capital needs, however, will depend on many factors, including the amount of revenue generated from operations, amounts required to pay principal and interest on the Notes, bank borrowings and other indebtedness, capital expenditures required to remain competitive, cash required for acquired companies and future acquisitions and acquisition and financing transaction costs, none of which can be predicted with certainty. As a result of these factors, the Company is unable to predict accurately the amount or timing of its future capital needs, if any. The inability to obtain additional capital if and when needed could have a material adverse effect on the Company and its financial performance.

     Dependence on Key Personnel. The Company's success depends significantly on Donald A. Wright, the Company's Chief Executive Officer and President, and on a number of other senior management and operational personnel. The loss of the services of any of these employees could have a material adverse effect on the Company's ability to achieve its business objectives. The Company has a key man life insurance policy on the life of Mr. Wright in the amount of $3 million. The Company's growth and future success will depend in large part on its ability to attract and retain additional senior managers and highly skilled personnel to provide management and technological depth and support, to enhance and market its existing products and to develop new products. Competition for skilled management, technical, marketing and sales personnel is intense. There is no assurance that the Company will be successful in attracting and retaining the key management, technical, marketing and sales personnel needed to support its business and its recent and future acquisitions, and failure to do so could have a material adverse effect on the Company and its financial performance.

     Technological Change; Development of New Products. The market for the Company's and Aeromet's products is characterized by evolving technology and industry standards, changes in customer needs, adaptation of products to customer needs and new product introductions. The Company's success will depend on its ability to enhance its current products and to develop new products that meet changing customer needs, advertise and market its products and respond to evolving industry standards and other technological changes on a timely and cost-effective basis. The Company may not succeed in developing new products or enhancing its existing products on a timely basis, and such new products or enhancements may not achieve market acceptance. Furthermore, from time to time the Company's competitors may announce new products, enhancements or technologies that have the potential to replace or render the Company's existing products obsolete. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences or to product introductions or enhancements by others, or any significant delays in the development or introduction of new products or product enhancements by the Company could have a material adverse effect on the Company and its financial performance. See "--Business Strengths; --Strategy."

     Product Liability. The Company is subject to the risk of product liability claims and lawsuits for harm caused by products of the Company. The Company maintains product liability insurance with a maximum coverage of $2 million. However, there is no assurance that the Company's insurance will be sufficient to cover any claims that may arise. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company and its financial performance.

ITEM 2. DESCRIPTION OF PROPERTY

     The principal executive and administrative offices of the Company are located at 430 Olds Station Road, Wenatchee, Washington. The Company's headquarters building provides approximately 18,000 square feet of office space, and is owned by the Company. The Company also occupies leased office facilities in Bothell, Washington, of approximately 21,390 square feet, for base rent of $295,000 per year under a lease that expires in 2003. The Company subleases 95% of the Bothell facility to a third party and guarantees payment of the sublease. See "Certain Relationships and Related Transactions."

     The general location, use and approximate size of the Company's and Aeromet's principal owned and leased manufacturing properties are as follows:

                                                      Approx.     Own/              Annual           Lease         Mortgage
  Segment               Location                        Area     Lease                Rent      Expiration          Balance
---------------------------------------------------------------------------------------------------------------------------
  Aerospace      Wenatchee, Washington                42,000     Lease            $199,000            2007              N/A
                 ----------------------------------------------------------------------------------------------------------
                 Entiat, Washington                   84,000       Own                 N/A             N/A       $1,107,000
                 ----------------------------------------------------------------------------------------------------------
                 Sittingbourne, Welwyn               157,000     Lease      (pound)751,000            2018              N/A
                 Garden City and Worcester
                 ----------------------------------------------------------------------------------------------------------
                 Worcester                            15,000     Lease      (pound) 45,000            2003              N/A
                 ----------------------------------------------------------------------------------------------------------
                 Rochester                            34,000     Lease      (pound)180,000            2001              N/A
                 ----------------------------------------------------------------------------------------------------------
                 Birmingham                           59,000     Lease      (pound)236,000            2008              N/A
                 ----------------------------------------------------------------------------------------------------------
                 Sittingbourne                         7,000     Lease      (pound) 45,000            2005              N/A
---------------------------------------------------------------------------------------------------------------------------
  Electronics    Wenatchee, Washington                49,000     Lease            $200,000            2007              N/A
                 ----------------------------------------------------------------------------------------------------------
                 Sequim, Washington                   18,355       Own                 N/A             N/A             None
                 ----------------------------------------------------------------------------------------------------------
                 Butler, New Jersey                   22,400     Lease            $192,000            1998              N/A
                 ----------------------------------------------------------------------------------------------------------
                 Vancouver, Washington                50,000     Lease            $336,000            2009              N/A
---------------------------------------------------------------------------------------------------------------------------

     In connection with the Aeromet Acquisition, the Company entered into a 12-month option to purchase the Sittingbourne, Worcester and Welwyn Garden City facilities that are being leased by Aeromet, for a purchase price of approximately $12.5 million in cash. The Company is also currently negotiating to purchase its Butler, New Jersey facility for $1.1 million in cash. That purchase is expected to close in September 1998, subject to satisfaction of certain closing conditions. The Company's lease on the Butler, New Jersey facility expired in July 1998, and the Company is currently renting the facility on a month-to-month basis.


ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company is involved in legal proceedings relating to claims arising out of operations in the normal course of business. The Company is not aware of any material legal proceedings pending or threatened against the Company or any of its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information, Shareholders, and Dividends
-----------------------------------------------

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

     The Nasdaq National Market System reported the following range of high and low sales prices for the Common Stock and the Warrants for each calendar quarter within the Company's 1997 and 1998 fiscal years:

                                                          Common Stock                Warrants
                                                      --------------------      --------------------
     Calendar Period                                     High          Low         High          Low
     ---------------                                  -------      -------      -------      -------
     1996
     First Quarter..................................  $4.38        $3.75           --           --
     Second Quarter.................................   5.00         2.75           --           --
     Third Quarter..................................   5.0625       2.00        $ .75       $ .375
     Fourth Quarter ................................   3.125        1.9375        .6875       .28125
     1997
     First Quarter..................................   4.75         2.75         1.40625      .5
     Second Quarter ................................   4.0625       2.6875       1.1875       .71875
     Third Quarter..................................   5.0625       3.7188       2.25        1.25
     Fourth Quarter.................................   6.8750       4.00         2.75        1.50
     1998
     First Quarter..................................   7.0313       4.1875       3.1250      1.1250
     Second Quarter (April 1 - May 31, 1998)........   6.9375       5.75         3.00        2.375

     As of August 27, 1998, the closing sales price on the Nasdaq National Market System for the Common Stock was $3.00 per share and the closing sales price on the Nasdaq National Market System for the Warrants was $1.219 per Warrant.

     The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future. The Company's agreement with its principal lender and the Indenture restrict the Company's ability to pay dividends.

Common Stock

     As of August 27, 1998, there were 940 holders of record of 15,986,323 shares of fully paid and nonassessable Common Stock outstanding. Each share of outstanding Common Stock is entitled to participate equally in dividends as and when declared by the Board of Directors of the Company, out of funds legally available therefor, and is entitled to participate equally in any distribution of net assets made to the Company's shareholders in the event of liquidation of the Company after payment to all creditors thereof. There are no preemptive rights or rights to convert Common Stock into any other securities. The holders of the Common Stock are entitled to one vote for each share held of record on all matters voted upon by the Company's shareholders and may not cumulate votes for the election of directors. Thus, the owners of a majority of the shares of the Common Stock outstanding may elect all of the directors of the Company and the owners of the balance of the shares of the Common Stock would not be able to elect any directors of the Company.

Preferred Stock

     The Company's Board of Directors has the authority to issue shares of Preferred Stock in one or more series and to fix the powers, designations, preferences and relative, participating, optional or other rights of any series of preferred stock, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences, sinking fund terms and the number of shares constituting any series, without shareholder approval, unless such approval is required by applicable law or by the rules of any stock exchange or automated quotation system on which securities of the Company may be listed or traded.

     Series A Preferred. In February 1997, the Board of Directors authorized the issuance of 50,000 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred"), which were sold to a limited number of institutional investors under Rule 506 of the Securities Act. Effective as of June 11, 1997, the Company registered for resale up to 1,948,541 shares of Common Stock underlying the Series A Preferred on a Form S-3 registration statement. As of May 14, 1998, the Series A Preferred had been fully converted into 1,494,593 shares of Common Stock. The Company is in the process of deregistering the remaining unissued 453,948 shares of Common Stock.

     Series B Preferred. In May 1998, the Company sold 100,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"), and warrants to purchase 138,888 shares of Common Stock, in a private offering that generated $10.0 million in gross proceeds. In addition, the purchasers deposited $7.0 million into escrow. Upon the closing of the Aeromet Acquisition, the Company issued the purchasers 70,000 additional shares of Series B Preferred, and warrants to purchase an additional 97,221 shares of Common Stock, in exchange for delivery of the escrowed funds to the Company. The holders of the warrants issued in connection with the Series B Preferred may exercise those warrants after May 1999 for $7.20 per share of Common Stock.

     The Common Stock issuable upon conversion of the Series B Preferred and upon exercise of the related warrants is subject to a registration rights agreement that requires the Company to file a registration statement covering those shares by November 1998, and to use its best efforts to make that registration statement effective by January 1999. The registration rights agreement also grants certain piggyback registration rights with regard to the shares of Common Stock underlying the Series B Preferred and the related warrants.

     Upon conversion of a share of Series B Preferred, the holder will receive the number of shares of Common Stock equal to $100 divided by the then-applicable conversion price of the Series B Preferred. Up to $7,000,000 of the Common Stock underlying the Series B Preferred may be converted and sold at any time, if that Common Stock is included in an effective piggyback registration. Shares of Series B Preferred whose underlying shares of Common Stock are not included in a piggyback registration are not convertible until August 1998, and may not be sold until February 1999. At that time, the underlying Common Stock may be sold upon the effectiveness of a registration statement, or under any applicable exemption from registration. From August 1998 until February 1999, the conversion price of the Series B Preferred is $7.20 per share. After February 1999, the conversion price of the Series B Preferred is equal to the lower of (a) $7.20 per share, or (b) the average of the three lowest closing bid prices per share of the Common Stock over the 22 trading days before conversion, but not less than a floor price (the "Floor Price"), which is currently

$5.67, except in certain limited circumstances. No holder of Series B Preferred is entitled to voluntarily convert Series B Preferred that would cause the holder to own more than 9.9% of the Company's total outstanding Common Stock at any one time. Any Series B Preferred outstanding on May 2003 will automatically convert into Common Stock at the then-applicable conversion price.

     After the sale in a piggyback registration, if any, of any Common Stock issued upon conversion of Series B Preferred, the Floor Price would be recomputed to an amount that would allow the maximum number of shares of Common Stock to be issued, without shareholder approval, upon conversion of the remaining unconverted shares of Series B Preferred. If the average closing bid price of the Common Stock remains below the Floor Price for any 30 consecutive trading days occurring after August 13, 1998, and a conversion of the Series B Preferred into Common Stock is requested or required, then the Company must elect to do one of the following: (A) redeem any shares of Series B Preferred which would result upon conversion in the issuance of more than 3,000,000 shares of Common Stock (the maximum issuable without shareholder approval), or (B) obtain any shareholder approval necessary under its Nasdaq maintenance requirements to allow the conversion to occur.

     The Company may redeem the Series B Preferred at a redemption price of $115 per share upon 20-days notice to the holder if the holder does not elect to convert within 15 days of receiving a redemption notice. The Company must either redeem any Series B Preferred that it is not permitted to convert without shareholder approval under Nasdaq requirements or obtain shareholder approval for such conversion. So long as the Company's senior lender requires, any redemption price, or other cash payments due to the holders, shall be converted into promissory notes in favor of the holder until conversion or redemption is allowed to occur.

Warrants

     As of August 27, 1998, the Company had outstanding warrants to purchase Common Stock as follows: (a) publicly traded Warrants to purchase 2,295,000 shares of Common Stock that were issued as part of the units sold in a July 1996 registered public offering, which have an exercise price of $4.6875 per share and expire in July 2001 ("Units"); (b) warrants to purchase Units consisting of 180,000 shares of registered Common Stock and 180,000 Warrants, which were issued to underwriters in the July 1996 public offering, and which have an exercise price of $3.75 per Unit and expire in July 2001; (c) warrants to purchase a total of 247,500 shares of Common Stock issued to several employees and consultants of the Company, which have exercise prices ranging from $2.00 to $4.80 per share, and expiration dates that range from December 2000 to February 2005; and (d) warrants to purchase 170,000 shares of Common Stock issued in connection with the Series B Preferred ("Series B warrants"), as discussed above. No holder of the warrants possesses any rights as a shareholder under such warrants until such holder exercises such warrant. Of the shares issuable upon exercise of the employee and consultant warrants, 160,000 shares have been registered by the Company under a Form S-8 registration statement (see "Executive Compensation") and 87,500 shares are registered for resale under a Form S-3 registration statement.

Registration Rights

     As of August 27, 1998, up to $7,000,000 in value of the Common Stock issuable upon conversion of the Series B Preferred and Series B warrants (the "Conversion Shares") and 590,000 shares of unregistered Common Stock are entitled to exercise certain piggyback rights to register such shares for resale in certain public offerings of Common Stock by the Company for its own account or for the account of others, subject to certain conditions, including the right of the Company's underwriters to limit the number of such shares included in the registration. The Company has agreed to register for resale any unregistered Conversion Shares by November 1998 and to use its best efforts to have such registration statement declared effective by January 1999.

Anti-Takeover Laws

     The Company, as a Washington corporation, is subject to certain provisions of Washington law regarding significant business transactions and fair price restrictions. These provisions may have the effect of delaying or deterring a hostile takeover of the Company.

     Washington's "Significant Business Transactions" statute (Chapter 23B.19 of the Washington Business Corporation Act) applies to public companies that are incorporated under Washington law. The statute prohibits, subject to certain exceptions, a corporation from entering into any "significant business transactions" with an "Acquiring Person" (defined generally as a person who or an affiliated group that beneficially owns 10% or more of the outstanding voting securities of a corporation) for a period of five years after such person or affiliated group becomes an Acquiring Person unless the transaction or share acquisition made by the Acquiring Person is approved prior to the share acquisition by a majority of the target corporation's directors. In addition, this statute prohibits a corporation subject thereto from entering into a significant business transaction with an Acquiring Person unless the consideration to be received by the corporation's shareholders in connection with the proposed transaction satisfies the "fair price" provisions set forth in the statute.

Transfer Agent and Registrar

     The Transfer Agent and Registrar for the Company's Common Stock and publicly traded Warrants is Interwest Transfer Co., Inc.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data presents selected historical financial data of the Company as of and for the years ended May 31, 1994, 1995, 1996, 1997 and 1998, is derived from the Company's audited financial statements and contains no financial data of Aeromet. This data should be read in conjunction with the Company's Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                           Years Ended May 31,
                                           --------------------------------------------------------
                                             (in thousands, except percentage and per share data)
                                               1994        1995        1996        1997        1998
                                           --------    --------    --------    --------    --------
Statement of Operations Data:
     Net sales(1).......................   $  2,940    $ 11,035     $20,725    $ 34,175    $ 54,099
     Cost of sales......................      2,860       9,092      16,439      25,969      39,487
                                           --------    --------    --------    --------    --------
     Gross profit.......................         80       1,943       4,286       8,206      14,612
     Operating expenses.................        964       2,789       4,869       6,259       9,872
                                           --------    --------    --------    --------    --------
     Income (loss) from operations......       (884)       (846)       (583)      1,947       4,740
     Net interest expense...............        203         282         498         384         755
     Other income (expense).............        (11)       (524)         15         169        (853)
                                           --------    --------    --------    --------    --------
     Income (loss) before taxes.........     (1,098)     (1,652)     (1,066)      1,732       3,132
     Income taxes (benefit).............        --         (241)        (67)         50        (482)
                                           --------    --------    --------    --------    --------
     Net income (loss)..................   $ (1,098)   $ (1,411)   $   (999)   $  1,682    $  3,614
                                           ========    ========    ========    ========    ========
     Net income (loss) per share:
       Basic............................       (.60)       (.41)       (.16)        .18         .29
       Diluted..........................       (.60)       (.41)       (.16)        .17         .27

     Shares used in computation of
     income (loss) per share:
       Basic............................      1,826       3,469       6,209       9,500      12,486
       Diluted..........................      1,826       3,469       6,209      10,036      13,606

Other Financial Data:
     EBITDA(2)..........................   $   (739)   $   (437)   $    288    $  3,305    $  6,944
     EBITDA margin......................         --          --         1.4%        9.7%       12.8%
     Depreciation and amortization......   $    145    $    409    $    871    $  1,358    $  2,204
     Capital expenditures(3)............         81         959       1,293       2,739      10,290


                                                                  At May 31,
                                           --------------------------------------------------------
                                               1994        1995        1996        1997        1998
                                           --------    --------    --------    --------    --------
Balance Sheet Data:
     Cash and cash equivalents..........   $     27    $  1,079    $    725    $  3,048    $ 11,461
     Working capital (deficit)..........     (1,237)      1,758         952      13,090      25,599
     Total assets.......................      7,894      11,630      27,649      35,752      78,580
     Long-term debt (including current
        portion)........................      3,662       3,902       6,304       4,233      11,233
     Shareholders' equity...............      1,226       5,454      12,539      25,619      56,142

--------------

(1) The increases in net sales are attributable to acquisitions by the Company and internal growth. See "Description of Business" and "Management's
     Discussion and Analysis of Financial Condition and Results of Operations."

(2) "EBITDA" represents income from operations plus depreciation and amortization expense. EBITDA should not be construed as an alternative to
     (i) net income, as defined by generally accepted accounting principles, as an indicator of the Company's operating performance or (ii) cash flow, as defined by generally accepted accounting principles, as a measure of liquidity.


(3) Fiscal 1998 includes capital expenditures of approximately $1.3 million for a manufacturing building expansion, approximately $500,000 for capital equipment and approximately $400,000 of metal finishing expenditures associated with such manufacturing building expansion, approximately $2.0 million for a machining cell and approximately $2.7 million associated with the acquisition and construction of the Company's headquarters building.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Actual results could differ materially from those projected in the forward-looking statements set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Overview" and "Liquidity and Capital Resources," and in "Description of Business" under each of the captions.

Overview

     The Company has been an active consolidator of companies, and its results of operations have been substantially affected by acquisitions. As of May 31, 1998, the Company had acquired and integrated eight companies since 1990. See "Description of Business--Corporate History." These acquisitions, as well as internal growth in the Company's existing and acquired businesses, have resulted in substantial increases in net sales. The Company's operating expenses and margins and other expenses also have been affected by certain expenses directly associated with the acquisitions and related capital raising transactions. The Company has experienced substantial increases in all other expense categories as a result of the increases in its operations. A portion of these expenses is attributable to the assimilation of acquired operations into the Company's existing businesses.

     In July 1998, the Company completed the Aeromet Acquisition. The Aeromet Acquisition will have a significant effect on the Company's future operations and on comparisons of income, expense and balance sheet items in periods after fiscal 1998.

     Substantially all of the Company's revenues are generated by sales to customers in the commercial aerospace, defense, electronics and transportation industries, with commercial aerospace and defense industry sales being the most significant. Sales to commercial aerospace and defense industry customers comprised 42% and 20%, respectively, of total net sales in fiscal 1998. The commercial aerospace and defense industries are cyclical in nature and subject to changes based on general economic conditions and commercial airline industry, defense and government spending. See "Description of Business--Industry Overview" and "--Business Considerations--Aerospace Industry Risks; Cyclicality; Asia Volatility."

     The Company's operations are focused in development, manufacturing and marketing of high performance electronics and metal components and assemblies. The Company's electronics products are characterized by relatively low volumes and high margins. In comparison, volumes have historically been higher and margins lower for the Company's metals products. See "--Results of Operations." The Company believes that margins will remain higher for electronic and assembled products than for its metals products. Products incorporating both electronics and metal parts are expected to generate margins closer to electronics product margins. As a result of margin differences, changes in product mix among its electronics, assembled and metals products can be expected to affect overall margins for the Company.

     The Company's sales are not subject to significant seasonal fluctuations. However, production and resulting sales are subject to the number of working days in any given period. Results for various periods may vary materially due to the number of working days available in any period.

Results of Operations

     For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements presented in this report.

     The following table sets forth for the periods indicated certain historical statement of operations data of the Company expressed in dollars (in thousands) and as a percentage of net sales.

                                                                     Years Ended May 31,
                                            --------------------------------------------------------------------
                                                     1996                   1997                   1998
                                            --------------------    --------------------    --------------------
Net sales................................   $ 20,725      100.0%    $ 34,175      100.0%    $ 54,099      100.0%
Cost of sales............................     16,439       79.3       25,969       76.0       39,487       73.0
                                            --------    --------    --------    --------    --------    --------
Gross profit.............................      4,286       20.7        8,206       24.0       14,612       27.0
Operating expenses.......................      4,869       23.5        6,259       18.3        9,872       18.2
                                            --------    --------    --------    --------    --------    --------
Income (loss) from operations............       (583)      (2.8)       1,947        5.7        4,740        8.8
Net interest expense.....................        498        2.4          384        1.1          755        1.4
Other income (expense)...................         15       --            169        0.5         (853)      (1.6)
Income tax benefit (expense).............         67        0.3          (50)      (0.1)         482        0.9
                                            --------    --------    --------    --------    --------    --------
Net income (loss)........................   $   (999)      (4.8)    $  1,682        4.9     $  3,614        6.7
                                            ========                ========                ========
EBITDA...................................   $    288        1.4     $  3,305        9.7     $  6,944       12.8

     Year Ended May 31, 1998 Compared to Year Ended May 31, 1997

     Net Sales. Net sales increased by $19.9 million, or 58%, to $54.1 million for fiscal 1998 from $34.2 million in fiscal 1997. The significant increase in net sales for fiscal 1998 from fiscal 1997 included increases in both commercial aerospace industry net sales (an $11.3 million increase) and defense industry net sales (a $3.5 million increase). The commercial aerospace industry net sales increase was primarily attributable to increases in production at Boeing and the related increase in demand from that customer for the Company's precision cast and machined products. The defense industry net sales increase was primarily attributable to an increase in orders of aerospace, satellite and weapons systems electronics products.

     Of total net sales in fiscal 1998, commercial aerospace industry net sales comprised 42.6% of total net sales, up from 34.5% of net sales in fiscal 1997. Defense industry sales comprised 19.9% of total net sales in fiscal 1998, down from 21.3% of net sales in fiscal 1997.

     The Company completed its Balo acquisition in February 1998 and its ESC acquisition, effective as of March 1998. These acquisitions expanded production of hermetically sealed product offerings and added relay, solenoid and flat panel display product lines. See "Description of Business--Corporate History" and "--Products, Processes and Markets--Assembled Electronics Products." Accordingly, net sales for fiscal 1998 also included approximately four months of operations of Balo and three months of operations for ESC, contributing approximately $4.3 million to net sales in fiscal 1998.

     Gross Profit. Gross profit increased by $6.4 million, or 78.0%, to $14.6 million for fiscal 1998 from $8.2 million in fiscal 1997. As a percentage of net sales, gross profit increased to 27.0% in fiscal 1998 from 24.0% in fiscal 1997, which was primarily attributable to increased efficiencies gained in manufacturing processes and in-house production of processes that had previously been purchased from outside vendors. The Company also believes that capital investments in equipment and production processes contributed to the improvement in gross profit margins.

     Operating Expenses. Operating expenses increased by $3.6 million, or 57.1%, to $9.9 million for fiscal 1998 from $6.3 million in fiscal 1997, partially due to the Balo and ESC acquisitions and increased levels of operations in fiscal 1998. As a percentage of net sales, operating expenses remained essentially unchanged.

     EBITDA. EBITDA increased by $3.6 million, or 109.1%, to $6.9 million for fiscal 1998 from $3.3 million in fiscal 1997. As a percentage of net sales, EBITDA increased to 12.8% in fiscal 1998 from 9.7% in fiscal 1997. The increase in EBITDA as a percentage of net sales during this period was primarily attributable to production efficiencies and improved capacity utilization.

     Net Interest Expense. Net interest expense increased $371,000, or 96.6%, to $755,000 for fiscal 1998 from $384,000 in fiscal 1997. This increase was primarily due to the Company's financing of capital equipment purchases and the debt incurred to finance the expansion of its Wenatchee facilities to support growth in net sales.

     Other Income (Expense). Other income (expense) represents non-recurring and non-operational income and expense for the period. Other expense increased to $853,000 in fiscal 1998 from income of $169,000 in fiscal 1997. This increase of $1,022,000 was due principally to a $1.0 million write-off of portions of notes receivable and associated debt restructuring and related expenses in connection with the termination of the Company's efforts during the third quarter of fiscal 1998 to form an information technology group. See "Certain Relationships and Related Transactions."

     Net Income. Net income increased $1.9 million, or 111.8% to $3.6 million for fiscal 1998 from $1.7 million in 1997, primarily as a result of the factors discussed above.

     Year Ended May 31, 1997 Compared to Year Ended May 31, 1996

     Net Sales. Net sales increased by $13.5 million, or 65.2%, to $34.2 million for fiscal 1997 from $20.7 million in fiscal 1996. This increase was primarily attributable to larger order sizes for electronics products, due to broader market acceptance of the Company's electronics products and technologies, which increased sales of higher priced products and added new customers.

     The Company acquired NTI in April 1997, which added capabilities for explosive bonding of specialty metals. See "Business--Corporate History" and "--Products, Processes and Markets--Explosive Bonding." Accordingly, net sales for fiscal 1997 included one month of operations of NTI, which contributed $183,000 to total net sales for that year.

     Gross Profit. Gross profit increased by $3.9 million, or 90.7%, to $8.2 million for fiscal 1997, up from $4.3 million in fiscal 1996. As a percentage of net sales, gross profit increased to 24.0% in fiscal 1997 from 20.7% in fiscal 1996. The increase in gross profit as a percentage of net sales was primarily attributable to achieving revenue levels which allowed for production efficiencies and increased capacity utilization. The Company also believes that its investments in manufacturing equipment contributed to improvements in gross profit margins.

     Operating Expenses. Operating expenses increased by $1.4 million, or 28.6%, to $6.3 million for fiscal 1997, from $4.9 million for fiscal 1996. As a percentage of net sales, operating expenses decreased to 18.3% in fiscal 1997 from 23.5% in fiscal 1996. The substantial decrease in operating expenses as a percentage of net sales was primarily attributable to the Company's improved ability to leverage its operating costs and the consolidation of certain operations to the Company's Wenatchee manufacturing campus. Specifically, both CDI in the electronics segment and Cashmere in the aerospace segment were consolidated into the Company's Wenatchee manufacturing campus. See "Description of Business--Products, Processes and Markets--Assembled Electronics Products" and "--Precision Machining."

     EBITDA. EBITDA increased by $3.0 million, or 1,000.0%, to $3.3 million for fiscal 1997, up from $300,000 for fiscal 1996. As a percentage of net sales, EBITDA increased to 9.7% in fiscal 1997, from 1.4% in fiscal 1996. The substantial increase in EBITDA as a percentage of net sales was primarily attributable to efficiencies gained in manufacturing processes, consolidation of certain operations to the Company's Wenatchee campus allowing for overhead efficiencies, and increases in net sales not requiring incremental increases in operating expenses.

     Net Interest Expense. Net interest expense decreased $114,000, or 22.9%, to $384,000 for fiscal 1997 from $498,000 in fiscal 1996, primarily as a result of the repayment of debt that was funded by proceeds from a July 1996 public and a February 1997 private offering of equity securities, and the reduction of bank line of credit balances throughout the year.

     Other Income (Expense). Other income increased to $169,000 in fiscal 1997 from income of $15,000 in fiscal 1996 primarily as a result of sale of scrap and recycling of excess materials in the manufacturing process.

     Net Income. Net income increased $2.7 million to $1.7 million for fiscal 1997 from a loss of $999,000 in fiscal 1996 primarily as a result of factors discussed above.

Inflation

     Management believes that the Company's operations for the periods discussed have not been adversely affected by inflation.

Liquidity and Capital Resources

     Cash generated from operating activities was $1.6 million for fiscal 1998 compared to cash used of $212,000 in fiscal 1997. The change in net cash from operations was primarily a result of 111.8% increase in net income from $1.7 million in fiscal 1997 to $3.6 million in fiscal 1998. The increase in net income was partially offset by increases in accounts receivable and inventories to support revenue growth. Increases in accounts payable, accrued liabilities and other liabilities also contributed to increased cash from operations.

     Cash used in investing activities increased from $2.0 million in fiscal 1997 to $16.7 million in fiscal 1998, an increase of $14.7 million. The change results primarily from the Company's increased investment in property and equipment of $6.5 million in fiscal 1998 compared to $2.1 million in fiscal 1997 and the issuance of $6.3 million in notes receivable in connection with the investment in a proposed information technology group. Of the total $6.3 million, a net of $4.6 million is represented by an investment in the common stock of a third party internet services provider. See "Certain Relationships and Related Transactions."

     Cash generated from financing activities increased by $19.0 million, to $23.5 million in fiscal 1998, from $4.5 million in fiscal 1997. During fiscal 1998, the Company completed several financing transactions, receiving net proceeds from long-term debt financing of $10.1 million (including net proceeds from convertible notes of $5.4 million); $2.2 million from the sale of Common Stock; net proceeds of $9.3 million from the sale of Series B Preferred, and $3.8 million from the proceeds from exercise of stock options and warrants. Cash generated by the equity financing transactions was offset to a certain degree by payments on long-term debt and capital leases of $1.5 million during the year. See "Market for Common Equity and Related Shareholder Matters."

     Capital expenditures were $10.3 million during fiscal 1998, which is higher than normal due to approximately $4.7 million for expansion of the Company's Wenatchee manufacturing facilities and acquisition and construction of its headquarters, with the balance of $5.6 million related primarily to purchases of machinery and equipment. During fiscal 1998, the Company substantially completed an addition to its Wenatchee facilities consisting of approximately 12,000 square feet of production space. The cost of this expansion was approximately $1.3 million. The Company has entered into a term loan with its primary senior lender for approximately $712,000 of these expansion costs. The Company has also acquired certain property adjacent to its existing Wenatchee on which it built an office building to house the Company's executive, administrative and accounting personnel. This facility was occupied in August 1998. Total project costs for the office building are estimated at approximately $3.0 million and have been or will be funded from working capital. The Company is currently negotiating the purchase of the Balo facility for approximately $1.1 million. As of May 31, 1998, the Company had no material commitments outstanding for purchases of additional capital assets.

     The Company's working capital, as of May 31, 1998 and 1997 was $25.6 million and $13.1 million, respectively. The increase in working capital in fiscal 1998 over fiscal 1997 was primarily the result of the equity and financing activities discussed above and the Company's improved net income from operations. In July 1998, the Company completed an offering of $75,000,000 of 11 1/4% senior subordinated notes (the "Notes") to qualified institutional buyers to finance the Aeromet Acquisition. The Notes will mature on August 1, 2005, unless previously redeemed. The Notes will be redeemable at the option of the Company on or after August 1, 2003. In addition, on or before August 1, 2001, the Company may redeem up to 20% of the original aggregate principal amount of the Notes, subject to certain conditions. The Company believes that the net proceeds from this Offering plus cash from operations will be sufficient to meet the Company's cash requirements and to fund budgeted capital expenditures for fiscal 1999. See "Description of Business--Corporate History--Aeromet Acquisition" and "--Business Considerations--Significant Leverage; Liquidity; --Possible Need for Additional Capital."

     The Company's banking relationships include a revolving line of credit up to $3.5 million, a non-revolving capital expenditures facility up to $2.0 million expiring September 30, 1998, and a term loan for approximately $700,000 for building improvements. The line of credit and capital expenditure facilities have no outstanding balance, and the term loan was funded during fiscal 1998. The Company has received a proposal from its bank to extend and increase the revolving line of credit to $7.5 million through September 1999, subject to final credit committee approval. The Company has also received a facility commitment letter from Aeromet's current lead bank in the United Kingdom to provide a revolving line of credit for 4.5 million pounds sterling, or approximately $7.5 million.

     The Company has net operating loss (NOLs) carryforwards for federal income tax purposes of approximately $4.9 million, the benefits of which expire in the tax year 2001 through the tax year 2011. The NOLs created by the Company's subsidiaries prior to their acquisition and the NOLs created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition, have limitations related to the amount of usage by each subsidiary or consolidated group as described in the Internal Revenue Code. As a result of these limitations, approximately $800,000 of the $4.9 million of NOLs will never become available.

     At May 31, 1997, the Company recorded a valuation allowance because management believed that it was uncertain that some portion or all of the deferred tax assets would be realized. At May 31, 1998, the Company eliminated the valuation allowance for deferred taxes due to management's assessment of improved probability of realization. The Company anticipates that its effective income tax rate will continue to approach the statutory rate in the future.

Year 2000

     The Company (including Aeromet) is in the process of developing a plan to address the Year 2000 computer problem and to begin converting its computer systems to be Year 2000 compliant. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company presently believes that with upgrades to existing software and possibly some replacement, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. However, if such upgrades and replacements are not completed timely or effectively, the Year 2000 problem could have a material impact on the operations of the Company. The Company expects to incur internal staffing costs, as well as the cost of the software upgrades and replacement as a part of this effort. However, until the Company's plan is finalized, management is unable to reasonably estimate the costs of achieving Year 2000 compliance.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, requires restatement of financial statements for earlier periods to be provided for comparative purposes. The Company anticipates that implementing the provisions of SFAS No. 130 will not have a significant impact on the Company's existing disclosures. The Company has not determined the manner in which it will present the information required by SFAS No. 130.

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company anticipates that implementing the provisions of SFAS No. 131 will not have a significant impact on the Company's existing disclosures. The Company has not determined the manner in which it will present the information required by SFAS No. 131.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company has not determined the manner in which it will present the information required by SFAS No. 132.

ITEM 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Pacific Aerospace & Electronics, Inc.:

     We have audited the accompanying consolidated balance sheet of Pacific Aerospace & Electronics, Inc. and subsidiaries as of May 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Aerospace & Electronics, Inc. and subsidiaries as of May 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                       /s/ KPMG PEAT MARWICK LLP

Seattle, Washington
June 30, 1998

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Pacific Aerospace & Electronics, Inc.:

     We have audited the accompanying consolidated balance sheet of Pacific Aerospace & Electronics, Inc. and subsidiaries as of May 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended May 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Aerospace & Electronics, Inc. and subsidiaries as of May 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 1997 in conformity with generally accepted accounting principles.


                                       /s/ MOSS ADAMS LLP

Everett, Washington
July 2, 1997

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                              May 31, 1997 and 1998


                                                                                                 1997           1998
                                                                                         ------------   ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents.........................................................  $  3,048,000   $ 11,461,000
     Certificate of deposit............................................................     1,000,000             --
     Accounts receivable, net of allowance for doubtful accounts of $247,000 in
        1997 and $130,000 in 1998......................................................     5,455,000      9,375,000
     Inventories.......................................................................     9,082,000     16,184,000
     Deferred income taxes.............................................................           --         386,000
     Prepaid expenses and other........................................................       354,000        272,000
                                                                                         ------------   ------------
          Total current assets.........................................................    18,939,000     37,678,000
                                                                                         ------------   ------------
Property, plant and equipment, net.....................................................    13,190,000     26,335,000
                                                                                         ------------   ------------
Other assets:
     Note receivable from related party................................................       125,000        700,000
     Investment........................................................................            --      4,579,000
     Costs in excess of net book value of acquired subsidiaries, net of accumulated
        amortization of $223,000 in 1997 and $439,000 in 1998..........................     2,071,000      6,515,000
     Patents, net of accumulated amortization of $205,000 in 1997 and $307,000
        in 1998........................................................................     1,331,000      1,229,000
     Deferred income taxes.............................................................           --         222,000
     Other.............................................................................        96,000      1,322,000
                                                                                         ------------   ------------
          Total other assets...........................................................     3,623,000     14,567,000
                                                                                         ------------   ------------
                                                                                         $ 35,752,000   $ 78,580,000
                                                                                         ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable..................................................................  $  3,736,000   $  6,748,000
     Accrued liabilities...............................................................     1,116,000      2,587,000
     Current portion of long-term debt.................................................       855,000      1,027,000
     Current portion of capital lease obligations......................................       142,000        206,000
     Line of credit....................................................................            --      1,511,000
                                                                                         ------------   ------------
          Total current liabilities....................................................     5,849,000     12,079,000
Long-term liabilities:
     Long-term debt, net of current portion............................................     2,899,000      9,059,000
     Capital lease obligations, net of current portion.................................       337,000        941,000
     Deferred income taxes.............................................................       592,000             --
     Deferred rent and other...........................................................       456,000        359,000
                                                                                         ------------   ------------
          Total liabilities............................................................    10,133,000     22,438,000
                                                                                         ------------   ------------
Shareholders' equity:
     Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
        Series A, 50,000 shares issued and outstanding at May 31, 1997 and
          none issued and outstanding at May 31, 1998..................................            --             --
        Series B, none issued and outstanding at May 31, 1997 and
          100,000 shares issued and outstanding at May 31, 1998........................            --             --
     Common stock, $0.001 par value. 100,000,000 shares authorized,
        10,220,249 and 15,395,723 issued and outstanding at May 31, 1997
        and 1998, respectively.........................................................        10,000         15,000
     Additional paid-in capital........................................................    30,490,000     57,830,000
     Cumulative unrealized loss on investment..........................................            --       (436,000)
     Accumulated deficit...............................................................    (4,881,000)    (1,267,000)
                                                                                         ------------   ------------
          Total shareholders' equity...................................................    25,619,000     56,142,000
Commitments, contingencies, and subsequent events......................................            --             --
                                                                                         ------------   ------------

                                                                                         $ 35,752,000   $ 78,580,000
                                                                                         ============   ============


          See accompanying notes to consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended May 31, 1996, 1997 and 1998


                                                                                   1996             1997             1998
                                                                           ------------     ------------     ------------
Net sales.............................................................     $ 20,725,000     $ 34,175,000     $ 54,099,000
Cost of sales.........................................................       16,439,000       25,969,000       39,487,000
                                                                           ------------     ------------     ------------
          Gross profit................................................       4,286,000         8,206,000       14,612,000
Operating expenses....................................................       4,869,000         6,259,000        9,872,000
                                                                           ------------     ------------     ------------
          Income (loss) from operations...............................        (583,000)        1,947,000        4,740,000
                                                                           ------------     ------------     ------------
Other income (expense):
     Interest income..................................................          37,000           126,000          110,000
     Interest expense.................................................        (535,000)         (510,000)        (865,000)
     Other............................................................          15,000           169,000         (853,000)
                                                                           ------------     ------------     ------------
                                                                              (483,000)         (215,000)      (1,608,000)
                                                                           ------------     ------------     ------------
          Income (loss) before income taxes...........................      (1,066,000)        1,732,000        3,132,000
Income tax benefit (expense)..........................................          67,000           (50,000)         482,000
                                                                           ------------     ------------     ------------
          Net income (loss)...........................................     $   (999,000)    $  1,682,000     $  3,614,000
                                                                           ============     ============     ============
Net income (loss) per share:
     Basic............................................................     $      (0.16)            0.18             0.29
     Diluted..........................................................            (0.16)            0.17             0.27
Shares used in computation of net income (loss) per share:
     Basic............................................................        6,209,000        9,499,980       12,486,077
     Diluted..........................................................        6,209,000       10,035,846       13,606,061


          See accompanying notes to consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     Years ended May 31, 1996, 1997 and 1998


                          Series A          Series B
                         convertible       convertible
                       preferred stock    preferred stock       Common stock      Additional  Cumulative                       Total
                      -----------------  -----------------  -------------------     paid-in  unrealized  Accumulated  shareholders'
                        Shares   Amount    Shares   Amount      Shares   Amount     capital      losses      deficit         equity
                      -------- --------  -------- --------  ---------- --------  ----------  ----------   ----------  -------------
Balance at
  May 31, 1995              -- $     --        -- $     --   5,196,008 $  5,000  11,013,000          --   (5,564,000)     5,454,000
Sale of common
  stock                     --       --        --       --   1,503,551    2,000   4,930,000          --           --      4,932,000
Issuance of
  warrant                   --       --        --       --          --       --      69,000          --           --         69,000
Issuance of
   common stock
   in connection
   with acquisitions        --       --        --       --     778,750    1,000   3,082,000          --           --      3,083,000
Net loss                    --       --        --       --          --       --          --          --     (999,000)      (999,000)
                      -------- --------  -------- --------  ---------- --------  ----------  ----------   ----------  -------------
Balance at
   May 31, 1996             --       --        --       --   7,478,309    8,000  19,094,000          --   (6,563,000)    12,539,000
Sale of common
   stock                    --       --        --       --   2,264,400    2,000   5,347,000          --           --      5,349,000
Issuance of
   warrants                 --       --        --       --          --       --      16,000          --           --         16,000
Issuance of
   common stock
   in connection
   with an
   acquisition              --       --        --       --     477,540       --   1,552,000          --           --      1,552,000
Sale of preferred
   stock for cash       50,000       --        --       --          --       --   4,481,000          --           --      4,481,000
Net income                  --       --        --       --          --       --          --          --    1,682,000      1,682,000
                      -------- --------  -------- --------  ---------- --------  ----------  ----------   ----------  -------------
Balance at
   May 31, 1997         50,000       --        --       --  10,220,249   10,000  30,490,000          --   (4,881,000)    25,619,000
Issuance of
   common stock             --       --        --       --       8,559       --      13,000          --           --         13,000
Sale of common
   stock for cash           --       --        --       --     524,000    1,000   2,222,000          --           --      2,223,000
Increase in
   preferred stock,
   net of issuance
   costs                    --       --   100,000       --          --       --   9,260,000          --           --      9,260,000
Issuance of warrants        --       --        --       --          --       --     444,000          --           --        444,000
Exercise of warrants
   for cash, net of
   tax effects of
   $99,000                  --       --        --       --     795,000    1,000   3,723,000          --           --      3,724,000
Issuance of common
   stock on conversion
   of convertible
   notes and accrued
   interest of $154,000     --       --        --       --   1,405,018    1,000   5,518,000          --           --      5,519,000
Exercise of options
   for cash                 --       --        --       --      25,000       --      53,000          --           --         53,000
Issuance of common
   stock on
   conversion of
   preferred stock     (50,000)      --        --       --   1,494,593    1,000      (1,000)         --           --             --
Unrealized losses
   on available
   for sale securities      --       --        --       --          --       --          --    (436,000)          --       (436,000)
Issuance of common
   stock in
   connection with
   acquisition              --       --        --       --     923,304    1,000   6,108,000          --           --      6,109,000
Net income                  --       --        --       --          --       --          --          --    3,614,000      3,614,000
                      -------- --------  -------- --------  ---------- --------  ----------  ----------   ----------  -------------
Balance at
   May 31, 1998             -- $     --   100,000 $     --  15,395,723 $ 15,000  57,830,000    (436,000)  (1,267,000)    56,142,000
                      ======== ========  ======== ========  ========== ========  ==========  ==========   ==========  =============


          See accompanying notes to consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended May 31, 1996, 1997 and 1998


                                                                                   1996             1997             1998
                                                                           ------------     ------------     ------------
Cash flow from operating activities:
     Net income (loss)  ................................................   $   (999,000)       1,682,000        3,614,000
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Depreciation and amortization.................................        871,000        1,358,000        2,204,000
          Allowance on note receivable..................................             --               --          250,000
          Loss on restructuring of note receivable......................             --               --        1,038,000
          Loss on sale of property, plant and equipment.................          8,000               --               --
          Director compensation paid in common stock....................         24,000           44,000           13,000
          Consulting services paid through issuance of stock options
             and warrants...............................................             --            6,000          139,000
          Federal income tax benefit....................................        (67,000)              --       (1,200,000)
          Changes in operating assets and liabilities:
               Accounts receivable......................................     (1,018,000)      (1,774,000)      (2,286,000)
               Inventories..............................................     (1,303,000)      (1,951,000)      (3,387,000)
               Prepaid expenses and other current assets................          8,000         (178,000)         474,000
               Other assets.............................................        (79,000)          44,000       (1,176,000)
               Accounts payable, accrued liabilities and
                  other liabilities.....................................       (216,000)         557,000        1,911,000
                                                                           ------------     ------------     ------------
                    Net cash provided by (used in) operating activities.     (2,771,000)        (212,000)       1,594,000
                                                                           ------------     ------------     ------------
Cash flow from investing activities:
     Sale (purchase) of certificate of deposit..........................             --       (1,000,000)       1,000,000
     Proceeds from stock subscription receivable........................             --        1,030,000               --
     Acquisition of property, plant and equipment.......................       (754,000)      (2,100,000)      (6,509,000)
     Proceeds from sale of property, plant and equipment................          9,000               --               --
     Acquisition of subsidiaries........................................             --               --       (3,289,000)
     Acquisition of patents.............................................       (400,000)              --               --
     Acquisition of investment..........................................             --               --         (742,000)
     Issuance of notes receivable.......................................             --               --       (6,261,000)
     Payments received on note receivable from related party............         44,000           58,000          125,000
     Purchase of goodwill...............................................             --               --       (1,029,000)
                                                                           ------------     ------------     ------------
                    Net cash used in investing activities...............     (1,101,000)      (2,012,000)     (16,705,000)
                                                                           ------------     ------------     ------------
Cash flow from financing activities:
     Net borrowings (repayments) under line of credit...................        308,000       (1,224,000)        (358,000)
     Decrease (increase) in restricted cash.............................     (1,000,000)       1,000,000               --
     Proceeds from long-term debt and convertible notes.................      2,105,000          237,000       10,125,000
     Payments on long-term debt and capital leases......................     (1,457,000)      (5,686,000)      (1,503,000)
     Proceeds from sale of common stock, net............................      3,550,000        5,739,000        2,223,000
     Proceeds from sale of preferred stock, net.........................             --        4,481,000        9,260,000
     Proceeds from exercise of stock options and warrants...............             --               --        3,777,000
     Proceeds from sale of warrants.....................................         12,000               --               --
                                                                           ------------     ------------     ------------
                    Net cash provided by financing activities...........      3,518,000        4,547,000       23,524,000
                                                                           ------------     ------------     ------------
                    Net increase (decrease) in cash and cash equivalents       (354,000)       2,323,000        8,413,000
                                                                           ------------     ------------     ------------
Cash and cash equivalents at beginning of year..........................      1,079,000          725,000        3,048,000
                                                                           ------------     ------------     ------------
Cash and cash equivalents at end of year................................   $    725,000     $  3,048,000     $ 11,461,000
                                                                           ============     ============     ============

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)

                     Years ended May 31, 1996, 1997 and 1998


                                                                                     1996             1997             1998
                                                                             ------------     ------------     ------------
Supplemental cash flow: Cash paid during the year for:
          Interest........................................................   $    658,000     $    613,000     $    712,000
          Federal income taxes............................................             --           18,000          521,000
     Acquisition of subsidiaries:
          Fair value of assets acquired and resulting goodwill,
            excluding cash................................................     10,286,000        1,928,000       10,034,000
          Liabilities assumed.............................................     (7,203,000)        (482,000)       3,925,000
          Common stock issued.............................................      3,083,000        1,446,000        6,109,000
     Noncash investing and financing activities:
          Seller financed acquisition of property, plant and equipment....        539,000          639,000        3,336,000
          Seller financed acquisition of patents..........................        520,000           35,000               --
          Stock subscriptions receivable for issuance of common stock ....      1,030,000               --               --
          Conversion of notes and accrued interest to common stock........             --               --        5,519,000
          Restructuring of certain notes receivable for an investment
            in common stock...............................................             --               --        6,053,000
          Property, plant and equipment included in accounts payable .....             --               --          445,000
          Deferred portion of common stock issued for consulting services.             --               --          305,000
          Long-term debt retired through acquisition of subsidiary .......             --               --          139,000


          See accompanying notes to consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 1996, 1997 and 1998


(1)  Description of Business and Basis of Presentation

   Description of Business

     Pacific Aerospace & Electronics, Inc., with headquarters in Wenatchee, Washington, develops, manufactures and markets high performance electronics and metal components and assemblies for the aerospace, defense, electronics and transportation industries. The consolidated financial statements include the accounts of Pacific Aerospace & Electronics, Inc. and its wholly-owned subsidiaries (collectively, the "Company").

   Basis of Presentation

     These consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and present the financial position, results of operations and changes in financial position of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

     Certain 1996 and 1997 amounts have been reclassified to conform with the 1998 presentation.

(2)   Summary of Significant Accounting Principles

   Cash and Cash Equivalents

     Cash and cash equivalents consist of cash, demand deposits with banks and highly liquid investments with maturity dates at purchase of three months or less.

   Inventories

     Inventories are stated at the lower of cost, primarily determined by the first-in, first-out method, or market (replacement cost for raw materials and net realizable value for work in progress and finished goods).

   Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Property, plant and equipment under capital leases are stated at the lower of the fair market value of the assets or the present value of minimum lease payments at the inception of the leases.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the owned assets ranging from 5 years for certain machinery and equipment to 40 years for certain buildings. Property, plant and equipment held under capital leases are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms, ranging from 7 to 10 years from the inception of the leases.

     Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in other income or expense.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES

   Investments

     At May 31, 1998, the Company had an investment in the common stock, registered and unregistered shares, of a public company of approximately 19.5%. The investment is classified as an available-for-sale security in accordance with Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and is reported at fair value, with unrealized gains and losses excluded from the statements of operations and reported as a separate component of shareholders' equity. Unrealized losses which are determined to be other-than-temporary are included in the statements of operations. Fair value of the common stock is determined as the quoted value of the stock in the over-the-counter market, without any discounts for large blocks or unregistered shares. There is no assurance that such values will be realizable upon liquidation or sale.

   Intangible Assets

     Costs in excess of net book value of acquired subsidiaries is amortized using the straight-line method over 15 years from the date of acquisition.

     Purchased patents are recorded at cost. Developed patents are recorded at the value of related compensation awarded. Patents are amortized using the straight-line method over the estimated useful lives of the patents ranging from 10 to 17 years.

   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

   Revenue Recognition

     Revenue is recognized when products are shipped to customers.

   Research and Development

     Research and development costs are expensed as incurred and are included in operating expenses.

   Income Taxes

     The Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES

   Stock-Based Compensation

     The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. This statement permits a company to choose either a new fair-value method or the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic-value based method of accounting for stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosure of net income and earnings per share computed as if the fair-value based method had been applied in financial statements of companies that continue to account for such arrangements under APB Opinion No. 25. The Company has elected to continue to record stock-based compensation using the APB Opinion No. 25 intrinsic-value-based method and, therefore, the adoption of SFAS No. 123 has not impacted the Company's financial positions, results of operations, or liquidity.

   Net Income (Loss) Per Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share, and for companies with complex capital structures, diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. The Company has presented historical basic and diluted income (loss) per share in accordance with SFAS No. 128. As the Company had a net loss in the year ended May 31, 1996, basic and diluted net loss per share is the same.

   Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   New Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, requires restatement of financial statements for earlier periods to be provided for comparative purposes. The Company anticipates that implementing the provisions of SFAS No. 130 will not have a significant impact on the Company's existing disclosures. The Company has not determined the manner in which it will present the information required by SFAS No. 130.

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company anticipates that implementing the provisions of SFAS No. 131 will not have a significant impact on the Company's existing disclosures. The Company has not determined the manner in which it will present the information required by SFAS No. 131.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company has not determined the manner in which it will present the information required by SFAS No. 132.

 (3)   Segment Information and Concentration of Risk

     The Company conducts its business in two business segments, "Aerospace" and "Electronics." The Aerospace business segment primarily comprises machined and cast metal products operations. Net sales of the Aerospace business segment include sales to customers in the aerospace, defense and transportation industries. Net sales of the Electronics business segment also include sales to customers in the aerospace and defense industries. Historically, these segments have been cyclical and sensitive to general economic and industry specific conditions. In particular, the aerospace industry, in past years, has been adversely affected by a number of factors, including reduced demand for commercial aircraft, a decline in military spending, postponement of overhaul and maintenance of aircraft, increased fuel and labor costs, increased regulations, and intense price competition, among other factors. Although the aerospace supply industry currently is enjoying favorable trends, there is no assurance that such trends will continue. There is also no assurance that general economic conditions will not lead to a downturn in demand for core components and products of the Company, in each of its business segments.

     Presented below is the Company's business segment information. Identifiable assets are those assets used in the Company's operations in each business segment, and do not include advances or loans between the business segments. Corporate assets are identified below, and no allocations were necessary for assets used jointly by the business segments.

     Year ended May 31, 1996:

                                                                                              Corporate,
                                                                                              other and
                                                              Aerospace     Electronics     elimination            Total
                                                            -----------     -----------     -----------      -----------
     Net sales to customers............................     $12,382,000       8,343,000              --       20,725,000
     Net sales between segments........................         376,000              --        (376,000)              --
     Income (loss) from operations.....................        (278,000)        405,000        (710,000)        (583,000)
     Identifiable assets...............................      17,429,000       7,527,000       2,693,000       27,649,000
     Capital expenditures..............................         824,000         469,000              --        1,293,000
     Depreciation and amortization.....................         541,000         330,000              --          871,000

     Year ended May 31, 1997:

                                                                                              Corporate,
                                                                                              other and
                                                              Aerospace     Electronics    eliminations            Total
                                                            -----------     -----------     -----------      -----------
     Net sales to customers............................      $22,949,000     11,226,000              --       34,175,000
     Net sales between segments........................          151,000             --        (151,000)              --
     Income (loss) from operations.....................        1,043,000      2,203,000      (1,299,000)       1,947,000
     Identifiable assets...............................       21,011,000     11,419,000       3,322,000       35,752,000
     Capital expenditures..............................        1,961,000        778,000              --        2,739,000
     Depreciation and amortization.....................          897,000        461,000              --        1,358,000

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES

     Year ended May 31, 1998:

                                                                                              Corporate,
                                                                                              other and
                                                              Aerospace     Electronics     elimination            Total
                                                            -----------     -----------     -----------      -----------
     Net sales to customers............................     $34,146,000      19,953,000              --       54,099,000
     Net sales between segments........................         162,000           5,000        (167,000)              --
     Income (loss) from operations.....................       4,665,000       2,454,000      (2,379,000)       4,740,000
     Identifiable assets...............................      29,761,000      28,943,000      19,876,000       78,580,000
     Capital expenditures..............................       4,212,000       1,333,000       4,745,000       10,290,000
     Depreciation and amortization.....................       1,301,000         855,000          48,000        2,204,000

     The Company had two customers, each comprising greater than 10% of net sales, aggregating 65%, 43%, and 45% for the fiscal years ended May 31, 1996, 1997, and 1998, respectively.

     At May 31, 1997, the Company had one customer which represented 14% of accounts receivable. At May 31, 1998, the Company had two customers, aggregating 25%, each of which comprised greater than 10% of accounts receivable.

     Credit is extended to customers based on an evaluation of their financial condition and collateral is generally not required.

     The Company currently purchases aluminum and other raw materials from a limited number of suppliers. Although there are a limited number of potential suppliers of such raw materials, management believes that other suppliers could provide these raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing, increased costs, and a possible loss of sales, which could have a material adverse effect on the manufacturing and delivery of the Company's products. The Company purchased $1,762,000, $2,570,000, and $2,723,000 from one supplier during the years ended May 31, 1996, 1997, and 1998, respectively.

     The Company purchases other raw materials, of lesser significance, which are available from a limited number of suppliers.

     At May 31, 1998, the Company had purchase commitments for raw materials aggregating $4,064,000.

(4)   Business Acquisitions

     In November 1995, a wholly-owned subsidiary of the Company acquired all of the assets and assumed certain liabilities of Seismic Safety Products, Inc. The asset purchase price consisted of $70,000 in cash and 128,750 shares of the Company's common stock valued at $483,000, for a total of $553,000. In connection with the transaction, the Company acquired certain patents for total consideration of $520,000. Costs in excess of net book value of $535,000 were recorded as a result of this acquisition.

     Effective for accounting purposes in November 1995, a wholly-owned subsidiary of the Company merged with Morel Industries, Inc. The purchase price consisted of 650,000 shares of the Company's common stock valued at approximately $2.6 million. Costs in excess of net book value of $939,000 were recorded as a result of this acquisition.

     In April 1997, a wholly-owned subsidiary of the Company acquired all of the assets and assumed certain liabilities of Northwest Technical Industries, Inc. The asset purchase price consisted of 477,540 shares of the Company's common stock valued at $1,552,000. Costs in excess of net book value of $270,000 were recorded as a result of this acquisition.

     Effective for accounting purposes in February 1998, a wholly-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of PCC Composites, Inc.'s

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES operating unit, Balo Precision Parts. The purchase price consisted of $2.25 million in cash and resulted in costs in excess of net book value of $1,029,000.

     Effective for accounting purposes in March 1998, a wholly-owned subsidiary of the Company acquired substantially all assets and certain liabilities of Electronic Specialty Corporation and its wholly-owned subsidiary, Displays & Technologies, Inc. (collectively "ESC"). The purchase price consisted of $2.0 million in cash, 923,304 shares of the Company's common stock valued at $6,109,000, and acquisition costs of $77,000 for a total of $8,186,000. Costs in excess of net book value of $3,631,000 were recorded as a result of this acquisition.

     The business combinations described above have been accounted for using the purchase method. Accordingly, assets and liabilities have been recorded at their fair value at acquisition date. Operating results of these acquired companies are included in the Company's consolidated statements of operations from the respective acquisition dates.

     The following summary, prepared on a pro forma basis, presents the unaudited consolidated condensed results of operations of the Company, as if the aforementioned business acquisitions were made as of the first day of the immediately preceding fiscal year in which the entity was acquired.
There are no material adjustments which impact the summary.

                                                                                Year ended May 31 (unaudited)
                                                                         --------------------------------------------
                                                                                 1996            1997            1998
                                                                         ------------    ------------    ------------
     Net sales.......................................................    $ 26,801,000    $ 49,117,000    $ 64,968,000
     Income (loss) from operations...................................        (908,000)        444,000       4,384,000
     Net income (loss)...............................................      (1,660,000)        249,000       3,003,000
     Net income (loss) per share:
          Basic......................................................           (0.25)           0.03            0.23
          Diluted....................................................           (0.25)           0.02            0.21
     Shares used in computation of net income (loss) per share:
          Basic......................................................       6,687,000       9,936,962      13,287,961
          Diluted....................................................       6,687,000      10,027,762      14,407,945

     The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as of the date indicated nor are they intended to indicate results that may occur in the future.

(5)   Inventories

     Inventories at May 31 consist of the following:

                                                     1997           1998
                                              -----------    -----------
     Raw materials.......................     $ 2,685,000    $ 5,789,000
     Work in progress....................       3,387,000      5,683,000
     Finished goods......................       3,010,000      4,712,000
                                              -----------    -----------
                                              $ 9,082,000    $16,184,000

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES

(6)   Property, Plant and Equipment

     Property, plant and equipment, including assets under capital lease arrangements, at May 31 consist of the following:

                                                                                    1997           1998
                                                                            ------------   ------------
     Land..............................................................     $    895,000   $  1,171,000
     Buildings.........................................................        4,300,000      4,380,000
     Leasehold improvements............................................          401,000      1,738,000
     Machinery and equipment...........................................        9,305,000     18,331,000
     Furniture and fixtures............................................        1,215,000      2,494,000
                                                                            ------------   ------------
                                                                              16,116,000     28,114,000
          Less accumulated depreciation and amortization ..............        3,309,000      5,108,000
                                                                            ------------   ------------

                                                                              12,807,000     23,006,000
     Construction and purchases in progress............................          383,000      3,329,000
                                                                            ------------   ------------
                                                                            $ 13,190,000   $ 26,335,000

     The Company recognized depreciation of property, plant and equipment of $696,000, $1,103,000 and $1,851,000 during the years ended May 31, 1996, 1997 and 1998, respectively.

(7)   Note Receivable From Related Party

     At May 31, 1997, the Company had a note receivable from a shareholder collectible in monthly principal and interest installments of $5,900, with the final principal balance due in March 1999. During the year ended May 31, 1998, the note receivable was repaid in full. Also see Note 8.

(8)   Investment

     At May 31, 1998, the Company held an interest in the common stock, registered and unregistered shares, of a public company of approximately 19.5%. The investment consists of shares which were purchased on the open market and shares which were obtained in conjunction with the settlement of certain outstanding notes receivable from the public company under a restructuring agreement, amounting to approximately $359,000 and $4,220,000, respectively, at May 31, 1998. The Company recorded an unrealized loss, included in shareholders' equity, on the shares of $436,000 as of May 31, 1998. Under the restructuring agreement, the public company converted notes, previously issued by the Company to the public company and its subsidiaries, into shares of the public company stock at $2.00 per share. In addition, the public company agreed to grant the Company demand registration rights for those shares and, in the event of an underwritten public offering, piggyback registration rights, which will be effective after the earliest of (a) the closing of the public company's third round of financing, or (b) the first anniversary of the closing of the restructuring agreement. The Company also agreed to continue guaranteeing the public company credit facility of $1.3 million and an equipment lease of $373,000.

     At May 31, 1998, the Company had a note receivable from the public company. The note accrues interest at 8% per annum, requires interest-only payments for the first year, and requires fully amortizing monthly payments of principal plus interest for the final four years of the note. In the restructuring agreement, the public company also agreed to purchase certain other notes and interests of the Company (including warrants and interests in a lawsuit and bankruptcy action) for a $950,000 promissory note from the public company. The note accrues interest at 8% per annum, requires interest-only payments for the first year, and requires fully-amortizing monthly payments of principal plus interest for the final four years of the note.

     In conjunction with the restructuring agreement, the Company recorded a nonrecurring charge during the year ended May 31, 1998 of $1,038,000 to reflect the restructuring of the debt and the difference between the Company's carrying amounts of the other notes and the interest in the lawsuit

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES and bankruptcy and the public company promissory note. The amount has been included in other expense for the year ending May 31, 1998.

     Certain of the Company's directors were also directors of the public company through January 1998. In addition, certain officers of the Company were individual shareholders of the public company until such shares were sold in May 1998. The Company also subleases approximately 95% of the square footage of its Bothell, Washington office space to the public company for an amount equivalent to the percentage of the lease payment for that space. Certain directors and officers of the Company personally guarantee certain debt of the public company.

(9)   Credit Facility

     In May 1997, the Company executed a commitment letter with a bank for a credit facility consisting of (a) a revolving working capital line of credit of up to $3,500,000 that extends from June 1997 to September 1998 (the "Line of Credit"), (b) a seven-year capital equipment acquisition credit facility of up to $2,000,000 (the "Equipment Line"), and (c) a 10-year term loan of approximately $700,000, or approximately 80% of the cost of a recent addition to a subsidiary's building (the "Construction Loan"). The Company has executed the documents for the Line of Credit and the Construction Loan, but has not yet elected to close the Equipment Line. As of May 31, 1998, the Line of Credit had no outstanding balance and the Company had not yet requested funding of the Equipment Line. Borrowings will bear interest at variable rates, and will be secured by inventories, accounts receivable, and certain equipment and building improvements. The agreement contains restrictive covenants related to working capital, net worth and debt service coverage. Management believes the Company is in compliance with these covenants at May 31, 1998.

     In connection with the acquisition of ESC, the Company assumed a revolving working capital line of credit. Interest accrues at the 30-day commercial paper rate plus 3.25% (8.75% at May 31, 1998) and the outstanding balance was $1,511,000 at May 31, 1998. There are certain restrictive covenants related to tangible net worth and debt to tangible net worth ratios. Management believes the Company is in compliance with these covenants at May 31, 1998. Subsequent to May 31, 1998, the line of credit was reduced to $1,200,000.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES

(10)   Long-Term Debt

     Long-term debt at May 31 consists of the following:

                                                                                                 1997           1998
                                                                                           ----------     ----------
     Industrial revenue bond payable to a bank in monthly installments of
        $19,200, including interest at 8.12%, through November 2009.....................   $1,242,000     $1,108,000
     Note payable to a bank in monthly installments of $7,000, including
        interest at 8.39% with the principal balance due in full in March 2008..........           --        712,000
     Subordinated note payable to the City of Entiat in monthly installments of
        $7,300, including interest at 8%, with the principal balance due in full
        in May 2001.....................................................................      551,000        505,000
     Note payable to bank in monthly principal installments of $5,000 plus interest at the 30-day commercial paper rate plus 3.25% (8.75% at May
        31, 1998) through October 2002..................................................           --        265,000
     Notes payable to a pension fund and others, with interest only payments at
        6.75% due quarterly commencing January 1998 through October 2001,
        with the principal balance due in full in October 2001..........................           --      4,050,000
     Notes payable to a financing company for certain equipment in aggregate monthly installments of $58,000, including interest at 9% to 10.7%,
        with maturity dates ranging from April 2000 to May 2004.........................           --      2,685,000
     Other notes payable for vehicles and certain equipment in aggregate monthly installments of $52,000, including interest at 5.9% to 10.9%
        with maturity dates ranging from November 1998 to July 2006.....................    1,216,000        761,000
     Notes payable with interest ranging from 8% to 10.25%, repaid in full
        during the year ended May 31, 1998..............................................      745,000             --
                                                                                           ----------     ----------
                                                                                            3,754,000     10,086,000
     Less current portion...............................................................      855,000      1,027,000
                                                                                           ----------     ----------
          Long-term portion.............................................................   $2,899,000      9,059,000
                                                                                           ==========     ==========

     The industrial revenue bond agreement requires, among other items, that the Company maintain minimum working capital, tangible net worth and debt to tangible net worth ratios. Management believes the Company is in compliance with these covenants at May 31, 1998.

     Scheduled principal maturities of long-term debt at May 31, 1998 are as follows for each of the following fiscal year-ends:

     1999..................................................  $  1,027,000
     2000..................................................     1,038,000
     2001..................................................       984,000
     2002..................................................     4,957,000
     2003..................................................       812,000
     Thereafter............................................     1,268,000
                                                             ------------
                                                             $ 10,086,000
                                                             ============

     Long-term debt is secured by substantially all assets of the Company and, in certain circumstances, through personal guarantees of certain shareholders.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES

(11)   Leasing Arrangements

   Capital Leases

     The Company leases certain property, plant and equipment under capital lease agreements that expire through September 2004. Aggregate minimum principal payments to be made under these agreements at May 31, 1998 are as follows for each of the following fiscal year-ends:


     1999.................................................. $  206,000
     2000 .................................................    218,000
     2001 .................................................    216,000
     2002 .................................................    186,000
     2003 .................................................    151,000
     Thereafter ...........................................    170,000
                                                            ----------
                                                            $1,147,000
                                                            ==========

     Included in property, plant and equipment are costs of $551,000 and $1,402,000 and related accumulated amortization of $58,000 and $208,000 recorded under capital leases at May 31, 1997 and 1998, respectively.

   Operating Leases

     The Company leases certain property, plant and equipment under operating lease agreements that expire through June 2026. Aggregate minimum rental payments to be made under these agreements at May 31, 1998 are as follows for each of the following fiscal year-ends:


      1999 ................................................  $  1,252,000
      2000 ................................................     1,206,000
      2001 ................................................     1,194,000
      2002 ................................................     1,192,000
      2003 ................................................     1,090,000
      Thereafter ..........................................     4,400,000
                                                             ------------
                                                             $ 10,334,000
                                                             ============

     Total rent expense during the years ended May 31, 1996, 1997 and 1998 amounted to $516,000, $475,000 and $788,000, respectively.

(12)   Convertible Notes

     In August 1997, the Company closed a private offering of $5,800,000, before expenses of $435,000, in convertible promissory notes (the "Convertible Notes") to two accredited investors. The Company intends to use the proceeds of this offering primarily in connection with proposed and future acquisitions. The Company subsequently filed a registration statement, which was declared effective, registering for resale up to 1,720,690 shares of common stock issuable upon conversion of the Convertible Notes. As of May 31, 1998, all of the Convertible Notes had been converted into 1,405,018 shares of common stock.

(13)   Common Stock

     During the year ended May 31, 1996, the Company sold 1,429,470 shares of its common stock at an average of $3.43 per share, in a private offering to institutional investors. The Company incurred approximately $375,000 of costs related to the offering, which were charged against the proceeds of the offering in 1996.

     In July 1996, the Company conducted a public offering of 2,250,000 units, each unit composed of one share of the Company's common stock and a warrant to purchase one share of the Company's

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES common stock at a price of $3.125 per unit in a public offering. The warrants entitled the holder to purchase one share of common stock at $4.6875 per share, exercisable any time through July 2001. In addition, the Company issued warrants to two underwriters for the purchase of an additional 225,000 units at $3.75 per unit. All of these warrants were outstanding at May 31, 1997 and 1998. During the years ended May 31, 1996 and 1997, the Company incurred $328,000 and $1,398,000, respectively, of costs related to the offering. The costs incurred during the year ended May 31, 1996 were deferred and were charged against the proceeds of the stock offering in the year ended May 31, 1997. During the year ended May 31, 1998, 45,000 of the underwriter's warrants were exercised for 45,000 units.

     In November 1997, the Company closed a private offering of $6,408,000, before expenses of $320,000, in common stock and notes payable to three accredited investors. The Company subsequently filed a registration statement, which was declared effective, registering for resale the 524,000 shares of common stock sold in the offering. The outstanding balance of the notes payable of $4,050,000 is included in long-term debt at May 31, 1998. In conjunction with the private offering, consulting fees of $320,000 were paid to a director and shareholder of the Company.

(14)   Convertible Preferred Stock

   Series A Convertible Preferred Stock

     In February 1997, the Company sold 50,000 shares of Series A convertible preferred stock (Series A) in a private placement for $5,000,000, and incurred related offering costs of $519,000, resulting in net proceeds of $4,481,000. Conversion provisions include conversion any time after June 12, 1997; conversion to common stock at a rate equal to $100 divided by the lower of $3.49 or 85% of the average closing common per share bid price over the five days before conversion; and total shares converted cannot exceed 20% of total common stock outstanding, or approximately 1,950,000 shares. At May 31, 1998, all of the shares of Series A were converted into 1,494,593 shares of common stock.

   Series B Convertible Preferred Stock

     In May 1998, the Company sold 100,000 shares of Series B convertible preferred stock (Series B) for $100 per share, and issued warrants to purchase 138,888 shares of Common Stock, in a private offering which resulted in gross proceeds of $10,000,000, less related offering costs of $740,000, for net proceeds of $9,260,000. In addition, the purchasers deposited $7,000,000 into escrow, and, upon the closing of the acquisition of Aeromet International plc (Aeromet), the Company will issue the purchasers 70,000 additional shares of Series B, and warrants to purchase an additional 97,221 shares of Common Stock, in exchange for the escrowed funds. If the Aeromet Acquisition fails to close, the purchasers may elect not to purchase the additional shares of Series B and related warrants, and to have the escrowed funds returned to them.

     The Common Stock issuable upon conversion of the Series B and upon exercise of the related warrants are subject to a registration rights agreement that requires the Company to file a registration statement covering those shares by November 1998, and to use its best efforts to make that registration statement effective by January 1999. The registration rights agreement also grants certain piggyback registration rights with regard to the shares of Common Stock underlying the Series B and the related warrants.

     Upon conversion of a share of Series B, the holder will receive the number of shares of Common Stock equal to $100 divided by the then applicable conversion price of the Series B. Up to $7,000,000 in value of the Common Stock underlying the Series B Preferred may be converted and sold at any time, if that Common Stock is included in an effective piggyback registration. Shares of Series B whose underlying shares of Common Stock are not included in a piggyback registration are not convertible until August 1998, and may not be sold until February 1999. At that time, the underlying Common Stock may be sold upon the effectiveness of a registration statement, or under any applicable

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES exemption from registration. From August 1998 until February 1999, the conversion price of the Series B is $7.20 per share. After February 1999, the conversion price of the Series B is equal to the lower of (a) $7.20 per share, or (b) the average of the three lowest closing bid prices per share of the Common Stock over the 22 trading days before conversion, but not less than $5.67, except in certain limited circumstances. No holder of Series B is entitled to voluntarily convert Series B that would cause the holder to own more than 9.9% of the Company's total outstanding Common Stock at any one time. Any Series B outstanding on May 2003 will be automatically converted into Common Stock at the then-applicable conversion price.

     The Series B has no voting rights and certain preferences relating to dividends, liquidation, and in specific situations, redemption.

(15)   Warrants

     In connection with certain notes payable, in May 1996, the Company issued the lenders warrants to purchase 337,500 shares of common stock at an exercise price of $4.80 per share. The warrants expire in May 2001 and were valued at approximately $12,000. During the year ended May 31, 1997, there were no warrants exercised for shares of common stock. During the year ended May 31, 1998, there were 300,000 warrants exercised for shares of common stock.

     In June 1997, the Company issued warrants to purchase 125,000 shares of common stock for $3.45 per share in consideration for certain financial consulting services. The warrants, which expire in June 2002, were valued at $24,000. During the year ended May 31, 1998, 75,000 of the warrants were exercised for shares of common stock.

     In December 1997, the Company issued warrants to purchase 375,000 shares of common stock for $4.6875 per share in consideration for a financial consulting and services agreement. The warrants, which expire in June 1998, were valued at $60,000. During the year ended May 31, 1998, all of the warrants were exercised for shares of common stock.

     In February 1998, the Company issued warrants to purchase 1,290,000 shares of common stock at an exercise price of $4.62 per share in consideration for a financial consulting and services agreement. The warrants, which expire in February 2002, were valued at $360,000. During the year ended May 31, 1998, there were no warrants exercised for shares of common stock.

     In May 1998, the Company issued warrants to purchase 138,888 shares of common stock at an exercise price of $7.20 per share in conjunction with the Series B offering. The warrants, which expire in May 2003, were valued at $220,589 and included in additional paid in capital at May 31, 1998.

     A summary of the Company's warrants, excluding warrants issued in connection with the public offering in July 1996, is as follows:

                                                                             Weighted
                                                                              average
                                                                                price
                                                            Warrants        of shares
                                                          ----------       ----------
      Balance at June 1, 1995...........................     160,000          $  2.00
      Granted...........................................     337,500             4.80
                                                          ----------       ----------
      Balance at May 31, 1996 and 1997..................     497,500             4.34
      Granted...........................................   1,928,888             4.74
      Exercised.........................................    (750,000)            4.61
                                                          ----------       ----------
      Balance at May 31, 1998...........................   1,676,388         $   4.36
                                                          ==========       ==========

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES

     The following summarizes warrants outstanding, excluding warrants issued in connection with the public offering in July 1996, at May 31, 1998:

                                              Weighted
                                               average          Weighted
          Range of                           remaining           average
          exercise            Number       contractual          exercise            Number
            prices       outstanding              life             price       exercisable
      ------------     -------------     -------------     -------------     -------------
      $2.00 - 4.00           210,000        4.69 years          $   2.35           210,000
       4.01 - 6.00         1,327,500        3.97 years              4.63         1,327,500
       6.01 - 8.00           138,888        5.00 years              7.20                --
                          ----------                                             ---------
                           1,676,388                                             1,537,500
                          ==========                                             =========

     The 138,888 warrants issued in connection with the Series B are exercisable beginning in May 1999. All other warrants are fully exercisable at May 31, 1998.

(16)   Compensation Plans

   Long-Term Investment and Incentive Plan

     The Company has a long-term stock investment and incentive plan (Option
Plan) under which directors, officers, key employees and other key individuals may be awarded stock options, stock appreciation rights, stock and cash bonuses, restricted stock, or performance units. Under the Option Plan, the exercise price of options issued is not less than fair-market value at the date of grant. Options expire ten years from the grant date.

     For the year ended May 31, 1998, the Company had not issued any stock appreciation rights, stock or cash bonuses, restricted stock, or performance units under the Option Plan.

     As the Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plan, no compensation costs have been recognized for stock options issued to employees. Had compensation costs for stock options been determined consistent with SFAS No. 123, the results of the Company would have been adjusted to the pro forma amounts indicated below:

                                                                                    1996           1997           1998
                                                                             -----------    -----------    -----------
     Net income (loss):
          As reported...................................................     $  (999,000)   $ 1,682,000    $ 3,614,000
          Pro forma.....................................................      (1,043,000)        75,000      2,478,000
     Net income (loss) per share:
          As reported:
               Basic....................................................           (0.16)          0.18           0.29
               Diluted..................................................           (0.16)          0.17           0.27
          Pro forma:
               Basic....................................................           (0.17)          0.01           0.20
               Diluted..................................................           (0.17)          0.01           0.18
     Shares used in computation of net income (loss) per share:
          Basic   ......................................................       6,209,000      9,499,980     12,486,077
          Diluted .....................................................        6,209,000     10,035,846     13,606,061

     The fair value of the options granted during 1996, 1997 and 1998 is estimated as $248,000, $1,853,000 and $3,007,000, respectively, using the Black-Scholes option-pricing model with the

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES following assumptions on the date of grant: zero percent dividend yield, expected volatility from 24% to 73%, risk-free interest rate from 5.55% to 6.59%, and expected lives ranging from 5 to 10 years.

     A summary of the Company's Stock Option Plan is as follows:

                                                                              Shares of common stock            Weighted
                                                                           ----------------------------          average
                                                                             Available          Options            price
                                                                               options       under plan        of shares
                                                                           -----------      -----------      -----------
     Balance at June 1, 1995.......................................          1,000,000               --          $    --
     Granted.......................................................           (145,283)         145,283             5.09
                                                                           -----------      -----------      -----------
     Balance at May 31, 1996.......................................            854,717          145,283             5.09
     Authorized....................................................          1,000,000               --               --
     Granted.......................................................           (998,333)         998,333             4.53
                                                                           -----------      -----------      -----------
     Balance at May 31, 1997.......................................            856,384        1,143,616             4.61
     Authorized....................................................          1,000,000               --               --
     Granted.......................................................         (1,112,500)       1,112,500             5.49
     Exercised.....................................................                --           (25,000)            2.11
                                                                           -----------      -----------      -----------
     Balance at May 31, 1998.......................................            743,884        2,231,116           $ 5.09
                                                                           ===========      ===========      ===========

     No options were exercised or lapsed during the years ended May 31, 1996 and 1997.

     The following summarizes options outstanding at May 31, 1998:

                                         Options outstanding                           Options exercisable
                           ---------------------------------------------------    -----------------------------
                                           Weighted average           Weighted                         Weighted
             Range of           Number            remaining            average         Number           average
      exercise prices      outstanding     contractual life     exercise price    exercisable    exercise price
      ---------------      -----------     ----------------     --------------    -----------    --------------
          $2.00--4.00           248,333          8.68 years           $   3.05        248,333          $   3.05
           4.01--6.00         1,400,283          8.56 years               4.74      1,327,113              4.72
           6.01--8.00           580,500          9.97 years               6.13         97,500              6.13
                             ----------                                             ---------
                              2,229,116                                             1,672,946
                             ==========                                             =========

   Independent Director Stock Plan

     The Company has an Independent Director Stock Plan under which nonemployee directors of the Company are awarded common stock of the Company for serving on its board of directors. The plan authorizes and reserves for issuance a maximum of 100,000 common shares. At May 31, 1998, 68,041 shares were available for future issuance. During the years ended May 31, 1996, 1997 and 1998, 9,000, 14,400 and 8,559 shares of the Company's common stock, respectively, were issued under the plan of which 27,009 were vested at May 31, 1998. Included in compensation expense is $24,000, $44,000 and $13,000 for the years ended May 31, 1996, 1997 and 1998, respectively, resulting from the shares issued.

   Retirement Plan

     The Company maintains a 401(k) plan covering all eligible employees who meet service requirements as provided in the plan. Company contributions to the profit-sharing plan are determined annually by the board of directors. No contributions were made by the Company to the plan during

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES the years ended May 31, 1996 and 1997. The Company contributed $27,000 to the plan in the year ended May 31, 1998.

   Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan under which employees are eligible to purchase shares of the Company's common stock, through payroll deductions, at the lower of 85% of the Company's stock price on the first day of an offering period or 100% of the Company's stock price on the last day of an offering period. The first offering period is expected to begin in September 1998 and end approximately one year later.

(17)   Income Taxes

     Total income tax benefit (expense) is as follows:

                                                                        1996          1997           1998
                                                                    --------      --------    -----------
     Current Federal............................................    $     --      $(50,000)   $  (593,000)
     Deferred Federal...........................................      67,000            --      1,075,000
                                                                    --------      --------    -----------
          Total.................................................    $ 67,000      $(50,000)   $   482,000
                                                                    ========      ========    ===========

     A reconciliation of the Federal statutory tax rate of 34% and the Company's effective tax rates of 6%, 3% and 15% in the years ended May 31, 1996, 1997 and 1998, respectively, is as follows:

                                                                         1996            1997            1998
                                                                    ---------      ----------    ------------
     Computed expected income tax benefit (expense).............    $ 362,000      $ (588,000)   $ (1,065,000)
     Change in valuation allowance..............................     (241,000)        558,000       1,717,000
     Other......................................................      (54,000)        (20,000)       (170,000)
                                                                    ---------      ----------    ------------
                                                                    $  67,000      $  (50,000)   $    482,000
                                                                    =========      ==========    ============

     Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                           1997             1998
                                                                    -----------      -----------
     Deferred tax assets:
          NOL carryforward......................................    $ 2,135,000      $ 1,387,000
          Other.................................................        290,000          641,000
          Valuation allowances..................................     (1,717,000)              --
                                                                    -----------      -----------
                                                                        708,000        2,028,000
          Deferred tax liabilities--depreciation................     (1,300,000)      (1,420,000)
                                                                    -----------      -----------
               Net deferred tax asset (liability)...............    $  (592,000)     $   608,000
                                                                    ===========      ===========

     The Company has net operating loss (NOLs) carryforwards for Federal income tax purposes of approximately $4,880,000, the benefits of which expire in the tax year 2001 through the tax year 2011. The NOLs created by the Company's subsidiaries prior to their acquisition and the NOLs created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition, have limitations related to the amount of usage by each subsidiary or consolidated group as described in the Internal Revenue Code. As a result of these limitations, approximately $800,000 of the $4,880,000 of NOLs will never become available.

     At May 31, 1997, the Company recorded a valuation allowance because management believed that it was uncertain that some portion or all of the deferred tax assets would not be realized. At May 31, 1998, the Company eliminated the valuation allowance for deferred taxes due to management's assessment of improved probability of realization.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES

(18)   Fair Value of Financial Instruments

     The Company's financial instruments include cash, receivables, an investment, accounts payable and short- and long-term borrowings. The fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates.

(19)   Contingencies

   Legal

     The Company is currently subject and party to various legal actions arising out of the normal course of business. Management believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company's results of operations or financial condition.

     In the normal course of business, the Company disposes of potentially hazardous material which could result in claims related to environmental cleanup. The Company has not been notified of any related claims. The Company is subject to various other environmental and governmental regulations. Although the extent of any noncompliance with those regulations, if any, is not completely ascertainable, management believes the ultimate liability is not likely to have a material adverse effect on the Company's results of operations or financial condition.

   Year 2000

     The Company is in process of developing a plan to address the Year 2000 computer problem and to begin converting its computer systems to be Year 2000 compliant. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company presently believes that with upgrades to existing software and possibly some replacement, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. However, if such upgrades and replacements are not completed timely or effectively, the Year 2000 problem may have a material impact on the operations of the Company. The Company expects to incur internal staffing costs, as well as the cost of software upgrades and replacement as part of this effort. However, until the Company's plan is finalized, management is unable to reasonably estimate the costs of achieving Year 2000 compliance.

(20)   Subsequent Events

     In July 1998, the Company expects to complete the issuance of $75 million of notes and, subsequently, consummate the acquisition of Aeromet, a company headquartered in the United Kingdom. Aeromet is one of the leading suppliers of magnesium and aluminum precision sand and investment castings, and titanium and aluminum formed sheet products for the aerospace, defense, and transportation industries in the United Kingdom. For the year ended December 31, 1997, Aeromet had net sales of $48.7 million, income from operations of $1.6 million, and a net loss of approximately $30,000. The acquisition is expected to be accounted for using the purchase method. There is no assurance that the aforementioned transactions will be completed or that the aforementioned financial results will be indicative of future results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 17, 1998, the appointment of Moss Adams LLP, the Company's previous principal independent accountant, was terminated, and KPMG Peat Marwick LLP was engaged, as the Company's principal independent accountant. The decision to change principal independent accountants was approved by the finance and audit committee of the Company's Board of Directors.

     In connection with the audits for fiscal years ended May 31, 1996 and May 31, 1997, and the subsequent interim period through April 17, 1998:

     (a) the reports of Moss Adams LLP contained no adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope or accounting principles; and

     (b) there were no disagreements with Moss Adams LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Moss Adams LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

     The following table sets forth information as of August 27, 1998 (unless otherwise noted), regarding the directors and executive officers of the Company.

         Name                                   Age           Position with Company
         -----------------------------------------------------------------------------------------------
         Donald A. Wright(1)................    46            Chairman of the Board, Chief Executive
                                                              Officer and  President

         Nick A. Gerde......................    53            Chief Financial Officer, Vice President
                                                              Finance, Treasurer and Assistant Secretary

         Sheryl A. Symonds..................    43            Vice President Administration, General
                                                              Counsel and Secretary

         Allen W. Dahl, M.D.(2)(4)..........    70            Director
         Dr. Urs Diebold(1)(2)(3)...........    47            Director
         Werner Hafelfinger (5).............    52            Director
         Dale L. Rasmussen(1)(3)(4).........    48            Director
         William A. Wheeler(2)(3)(4)........    64            Director

--------------

(1)  Member of the Nominating Committee
(2)  Member of the Option Committee
(3)  Member of the Finance and Audit Committee
(4)  Member of the Compensation Committee
(5)  Director of the Company since August 17, 1998

     Donald A. Wright. Donald A. Wright has been the Chairman of the Board, Chief Executive Officer and President of the Company since February 1995, and of its predecessors since 1990. Mr. Wright is also an officer and director of each of the Company's operating subsidiaries.

     Nick A. Gerde. Nick A. Gerde has been the Vice President Finance and Chief Financial Officer of the Company since February 1995. He has been the Treasurer of the Company since August 1996, and Assistant Secretary since November 1996. Mr. Gerde is also an officer and director of each of the Company's operating subsidiaries. Mr. Gerde served as Controller/CFO of Hydraulic Repair & Design, Inc., a regional hydraulic component repair and wholesale distribution company, from March 1990 through April 1993, as a Business Development Specialist with the Economic Development Council of North Central Washington from July 1993 to June 1994, and as Vice President of Televar Northwest, Inc. (a subsidiary of Orca Technologies, Inc.) from July 1994 to February 1995. See "Certain Relationships and Related Transactions." Mr. Gerde is a Certified Public Accountant.

     Sheryl A. Symonds. Sheryl A. Symonds has been the Vice President Administration and General Counsel of the Company since September 1997. Prior to joining the Company, Ms. Symonds was a partner at Stoel Rives LLP, currently the Company's primary outside legal counsel. Ms. Symonds joined Stoel Rives LLP in 1985 and became a partner in 1992. Ms. Symonds has been Secretary of the Company since August 1996 and is also Secretary of each of the Company's operating subsidiaries.

     Allen W. Dahl. Dr. Allen W. Dahl has been a director of the Company since February 1995, and of its predecessors since September 1994. Dr. Dahl is retired from practice as a physician in the Puget Sound region of Washington.

     Urs Diebold. Dr. Urs Diebold has been a director of the Company since July 1997. Dr. Diebold has been a director of Lysys AG ("Lysys"), a Swiss financing and investment management company, since September 1990. Prior to joining Lysys in 1990, Dr. Diebold was an investment advisor at the Zurich office of Credit Suisse. Dr. Diebold is also a director of one of the Company's shareholders, Capital International Fund Limited. See "Certain Relationships and Related Transactions."

     Werner Hafelfinger. Werner Hafelfinger has been a director of the Company since August 17, 1998. Mr. Hafelfinger has been Vice President of Global Manufacturing of St. Jude Medical (Cardiac Rhythm Management Division), a manufacturer of implantable medical devices, since 1984.

     Dale L. Rasmussen. Dale L. Rasmussen has been a director of the Company since June 1997. Mr. Rasmussen has been employed as the Senior Vice President and Secretary of AirSensors, Inc., now IMPCO Technologies, Inc. since 1989.

     William A. Wheeler. William A. Wheeler has been a director of the Company since June 1997. Mr. Wheeler retired from Dowty Aerospace Yakima in May 1997, where he served as President, Chief Executive Officer and Chairman of the Board of Directors since 1979.

Significant Employees

     Lewis L. Wear. Lewis L. Wear, 57, has been the Electronics Group President since August 1996, President of Pacific Coast since February 1996, and a director of Pacific Coast since November 1995. He also has been a director of Ceramic Devices since November 1995, President and a director of NTI since April 1997 and a director of Balo since February 1998. Prior to November 1995, Mr. Wear was Vice President of Operations for Vacuum Atmospheres, a division of WEMS, Inc.

     Garry R. Vandekieft. Garry R. Vandekieft, 57, has been the Aerospace Group President since October 1996, President of Cashmere since August 1996, a director of Cashmere since October 1996, and was General Manager of Cashmere from June 1996 to August 1996. Prior to being employed by Cashmere, Mr. Vandekieft served as Manufacturing Operations Manager of Advanced Wind Turbines during 1995 and 1996, and as Director of Manufacturing of Master-Halco from 1990 through 1994.

     Duncan Crighton. Duncan Crighton, 62, has been Chief Executive Officer of Aeromet since March 1997 and became President of the Company's Aerospace (U.K.) Group upon closing of the Aeromet Acquisition. Mr. Crighton served as Managing Director of Aeromet's predecessor, Kent Aerospace Castings plc, from 1990 through 1995, and as a management consultant to Aeromet from 1995 to February 1997.


Committees of the Board of Directors; Tenure; Compensation

     The Option Committee of the Board of Directors administers the Company's Amended and Restated Stock Incentive Plan. Dr. Dahl, Dr. Diebold and Mr. Wheeler are the current members of the Option Committee. The Finance and Audit Committee of the Board of Directors reviews the Company's accounting policies, practices, internal accounting controls and financial reporting. The Finance and Audit Committee also oversees the engagement of the Company's independent auditors, reviews the audit findings and recommendations of the independent auditors and monitors the extent to which management has implemented the findings and recommendations of the independent auditors. Dr. Diebold, Mr. Rasmussen and Mr. Wheeler are the current members of the Finance and Audit Committee. The Compensation Committee of the Board of Directors establishes salaries, incentives and other forms of compensation for the chief executive officer, the chief financial officer, the general counsel, the subsidiary presidents and certain other key employees of the Company and its subsidiaries. The Compensation Committee also administers policies relating to compensation and benefits other than option grants, including the Director Plan and the Employee Stock Purchase Plan. Dr. Dahl, Mr. Rasmussen and Mr. Wheeler are the current members of the Compensation Committee. The Nominating Committee of the Board of Directors recommends individuals to be presented to the shareholders for election or reelection to the Board of Directors. Mr. Wright, Dr. Diebold and Mr. Rasmussen are the current members of the Nominating Committee.

     Directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and duly qualified. Under the terms of a 1995 agreement between Lysys and the Company, Lysys had the right to nominate one of the Company's Board members until July 1998. Dr. Diebold is the current designee of Lysys to the Board of Directors. See "Certain Relationships and Related Transactions." Executive officers are elected by the Board of Directors of the Company at the first Board meeting after each annual meeting of shareholders and hold office until their successors are elected and duly qualified.

     Pursuant to the Company's Independent Director Stock Plan as of May 31, 1998 (the "Director Plan"), each non-employee director of the Company receives an initial award of 500 shares of Common Stock, an annual award of $5,000 worth of Common Stock, $1,000 in cash per year for each committee on which the director serves, and an additional $500 in cash per year for serving as chairperson of a committee. The Board may elect to pay any of the cash fees in shares of Common Stock. See "Executive Compensation--Benefit Plans--Independent Director Stock Plan." All directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board of Directors. On August 14, 1998, the Board of Directors approved an Amended and Restated Independent Director Plan, which will be submitted to the Company's shareholders for approval at the 1998 annual meeting of shareholders. See "Executive Compensation--Benefit Plans--Independent Director Stock Plan."


Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year, and on written representations of the Company's officers, directors, or principal shareholders ("Reporting Persons") that no other reports were required, the Company believes that, during the fiscal year ended May 31, 1998, the Reporting Persons complied in all material respects with all applicable filing requirements under Section 16(a) of the Exchange Act, except that Mr. Wright filed a Form 5 that was two days late, and Mr. Gerde and Ms. Symonds each filed a Form 5 that was one day late, each of which was amended in August 1998.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth in summary form the compensation paid by the Company to the Chief Executive Officer and to the Company's three most highly compensated executive officers (the "Named Executives") for services in all capacities to the Company for the last three fiscal years:

                                                                                    Long-Term
                                                                                   Compensation
                                                                        Annual    --------------
                                                                  Compensation        Securities
                                                         Fiscal   ------------        Underlying      Other Annual
Name and Principal Position                               Year       Salary($)    Options/SARs(#)  Compensation($)(2)
---------------------------                              ------   ------------    ---------------  ------------------
Donald A. Wright......................................    1998         192,000           275,000              4,800
   CEO and President                                      1997         160,000           920,000                400
                                                          1996         110,577            15,000                400

Nick A. Gerde.........................................    1998         100,000            40,000              2,400
   CFO, VP Finance, Treasurer                             1997          84,160            38,333                 --
   and Assistant Secretary                                1996          62,500             8,333                 --

Sheryl A. Symonds(3)..................................    1998         105,000           125,000                 --
   VP Administration, General
   Counsel and Secretary

--------------

(1)  Represents exercisable warrants and options to purchase shares of Common
     Stock. See "Aggregated Options and Fiscal Year-End Option Values."

(2) Represents estimated value of the personal use of a company car and other miscellaneous benefits.

(3) Represents the compensation received by Ms. Symonds during the nine months since she joined the Company. Under her employment agreement, Ms. Symonds received salary at an annual rate of $140,000 for fiscal year 1998.

     Option Grants

     The following table sets forth information on grants of stock options by the Company during the year ended May 31, 1998 to the Named Executives:

                                    Securities        % of Total
                                    Underlying   Options Granted    Exercise or      Market Price
                               Options Granted   to Employees in     Base Price     on Grant Date
             Name                          (#)       Fiscal Year      ($/Share)          ($/Share)        Expiration Date
             ----              ---------------   ---------------   ------------     --------------   --------------------
Donald A. Wright.............          650,000            58.4%    4.72 to 6.13       4.72 to 6.13      2/9/08 to 5/28/08
Nick A. Gerde................           75,000             6.7%    3.00 to 6.13       3.00 to 6.13      6/2/07 to 5/28/08
Sheryl A. Symonds............          160,000            14.4%    4.00 to 6.13       4.00 to 6.13     7/18/07 to 5/28/08


     Aggregated Options and Fiscal Year-End Option Values

     The following table summarizes the aggregate stock options and warrants, and their market values at May 31, 1998, held by the Named Executives:

                                                               Number of Securities         Value of Unexercised
                                                              Underlying Unexercised        In-the-Money Options
                                                               Options at FY-end(#)             at FY-end($)
                                                            --------------------------  -----------------------------
                          Name                              Exercisable  Unexercisable  Exercisable(1)  Unexercisable
                          ----                              -----------  -------------  --------------  -------------
Donald A. Wright.......................................       1,349,024        433,536       2,345,101         58,536
Nick A. Gerde..........................................         121,422         49,634         344,880         14,634
Sheryl A. Symonds......................................         125,000         35,000         229,625             --

--------------

(1) Value of exercisable options and warrants having exercise prices of less than $6.125 per share, the closing price of the Common Stock on May 29, 1998.

     Employment Agreements

     The Company has entered into employment agreements with each of the Named Executives. The employment agreements employ Mr. Wright through fiscal 2003, Mr. Gerde through fiscal 2000 and Ms. Symonds through fiscal 2002. The employment agreements provide for an annual salary in fiscal 1999 of $253,920, $130,000 and $163,300, for Mr. Wright, Mr. Gerde and Ms. Symonds, respectively. The employment agreements also provide for the annual grant to each of the Named Executives of options to purchase up to 275,000, 25,000 and 50,000 shares of Common Stock, respectively. The exercise price of such options shall be equal to the fair market value of the Common Stock on the date of grant. Each option will contain vesting and other terms as are approved by the Board of Directors, and will expire ten years after the date of grant. If a Named Executive's employment with the Company is terminated without cause, or if there is a change of control, as those terms are defined in their employment agreements, the Company will be required to make severance payments equal to, in the case of Mr. Wright, twice Mr. Wright's then-current annual base salary, in the case of Mr. Gerde, six months of Mr. Gerde's then-current annual base salary and, in the case of Ms. Symonds, eighteen months of Ms. Symonds' then-current annual base salary. Under these employment agreements, Mr. Wright and Mr. Gerde agree not to compete with the Company for two years following termination of employment.

     Certain Tax Considerations Related to Executive Compensation

     As a result of Section 162(m) of the Code, if the Company pays more that $1,000,000 in compensation to a "covered employee" (the chief executive officer and the next four highest paid employees) in a single year, then the Company's deduction for such compensation could be limited to $1,000,000.

Benefit Plans

     Amended and Restated Stock Incentive Plan

     The Company's shareholders adopted the Company's Amended and Restated Stock Incentive Plan (the "Option Plan") in October 1996. The Company has reserved for issuance under the Option Plan a maximum of 3,000,000 shares of Common Stock, subject to certain adjustments. Under the Option Plan, the plan administrator may award incentive stock options ("ISOs") to key employees, and may award non-qualified stock options ("NSOs"), stock appreciation rights ("SARs"), stock and cash bonus awards, restricted stock, and performance units to employees and certain non-employees (other than non-employee directors) who have important relationships with the Company or its subsidiaries. However, no person may receive options to purchase more than 1,000,000 shares in any one year. As of May 31, 1998, options to purchase an aggregate of 2,256,116 shares of Common Stock had been granted under the Option Plan, of which options for 25,000 shares have been exercised, leaving 743,884 shares available for future grant under the Option Plan. No SARs, stock or cash bonus awards, restricted stock or performance units have been granted under the Option Plan.

     The Option Plan is administered by the Option Committee of the Board of Directors, which is comprised of disinterested directors in accordance with Rule 16b-3 under the Exchange Act, and of outside directors under Section 162(m) of the Internal Revenue Code. However, only the Board of Directors may amend or terminate the Option Plan. Unless terminated sooner by the Board of Directors, the Option Plan expires in October 2006. In general, vested options and any related rights may only be exercised when (a) the recipient is employed by or in the service of the Company, (b) within 12 months following termination of employment by reason of death or disability, or (c) within three months following termination for any other reason except for cause. Options, SARs, cash and stock bonus awards and performance units are nonassignable and nontransferable except by will or by the laws of descent and distribution at the time of the recipient's death. On the date an ISO is granted, the aggregate fair market value of the Common Stock issuable under ISOs available for exercise during any calendar year, may not exceed $100,000. ISOs must expire ten years from the date of grant, and the exercise price must equal the fair market value of the underlying shares of Common Stock at the date of grant. ISOs may not be granted to employees holding more than 10% of the Company's total voting power unless (a) the exercise price is at least 110% of the Common Stock's fair market value on the date of grant, and (b) the option is not exercisable until five years after the date of grant.

     Independent Director Stock Plan

     The Company's shareholders adopted the Company's Independent Director Stock Plan (the "Director Plan") in November 1995. The Company has reserved for issuance under the Director Plan a maximum of 100,000 shares of Common Stock, subject to adjustments, to directors who are not employees of the Company or any of its subsidiaries. At May 31, 1998, 31,959 shares had been issued under the Director Plan, 27,009 of which are fully vested, and 68,041 remain available for future grant.

     The Director Plan is administered by the Compensation Committee of the Board of Directors in accordance with Rule 16b-3 adopted under the Exchange Act. No director may vote on any matter relating to an award held by such director. Only the Board of Directors may suspend, amend or terminate the Director Plan. Unless terminated sooner by the Board of Directors, the Director Plan expires on October 2005. Under the Director Plan each Independent Director receives 500 fully-vested shares of Common Stock upon election to the Board (the "Initial Award"). Each time an Independent Director is elected to the Board (or on the date of each annual shareholders' meeting during terms longer than one year), each Independent Director receives $5,000 worth of shares based on fair market value of the Common Stock on the award date (the "Annual Award"). Annual Awards vest in full on the first anniversary of grant (the "Vesting Period") only if the Independent Director has attended at least 75% of the regularly scheduled Board meetings during the Vesting Period. Otherwise the Annual Award is forfeited, unless the Board of Directors votes unanimously to waive or modify the vesting requirement. An unvested Annual Award will also be forfeited if the director ceases to be an Independent Director during the Vesting Period for any reason other than death or disability. However, unvested Annual Awards automatically vest (a) if the director is unable to continue due to disability or death, (b) upon the closing of any merger, consolidation or plan of exchange in which the Company does not survive or (c) upon sale of all or substantially all of the Company's assets. No Independent Director may transfer any interest in unvested Annual Awards to any person other than to the Company.

     On August 14, 1998, the Board of Directors of the Company approved the Amended and Restated Independent Director Plan (the "Amended Director Plan"), subject to shareholder approval at the 1998 Annual Meeting of Shareholders (the "Annual Meeting"). The proposed amendments to the Director Plan (1) increase the number of shares of Common Stock reserved for issuance under the Director Plan from 100,000 to 500,000 shares, (2) provide for the award of non-qualified stock options, instead of shares of the Company's Common Stock, to non-employee directors of the Company, and (3) change the formula for determining the fair market value of the shares of the Company's Common Stock. The Board of Directors believes that the grant of stock options instead of shares helps to provide non-employee directors with an incentive for continued service and to more closely align their interests with those of the shareholders. Under the Amended Director Plan each Independent Director would receive a fully-vested option to purchase 2,500 shares of Common Stock upon election to the Board. Each time an Independent Director is elected to the Board (or on the date of each annual shareholders' meeting during terms longer than one year), each Independent Director would receive an unvested option to purchase 10,000 shares of

Common Stock. Upon shareholder approval and unless terminated sooner by the Board of Directors, the Amended Director Plan would continue in effect until the earlier of: (i) ten years from the date on which the Director Plan was first adopted by the Board, and (ii) the date on which all shares of Common Stock available for issuance under the Amended Director Plan have been issued.

     Employee Stock Purchase Plan

     The Company's shareholders adopted the Company's 1997 Employee Stock Purchase Plan in October 1997 (the "Employee Stock Plan"). The Company has reserved for issuance under the Employee Stock Plan a maximum of 1,000,000 shares of Common Stock, subject to certain adjustments, for issuance to eligible employees of the Company and its subsidiaries. The Company pays all expenses relating to the Employee Stock Plan except expenses related to the resale of shares acquired by employees under the plan. The Employee Stock Plan is administered by the Compensation Committee of the Board of Directors. The plan administrator will designate a financial firm as the plan's custodian to vote the shares pursuant to the participants' instructions, keep the plan records, and provide periodic statements to participants. Under the Employee Stock Plan, eligible employees may purchase shares of the Company's Common Stock through payroll deductions ranging from a minimum of $20 bi-weekly, to a maximum of 15% of the employee's annual gross pay or $25,000. The purchase price per share will be the lower of (a) 85% of fair market value on the first day of the offering period, or (b) 100% of fair market value on the last day of the offering period. The Company currently anticipates that the first offering period will begin approximately November 1, 1998 and that offering periods will be one month each. Plan participants may sell their shares through the plan custodian for a discounted brokage fee. If a participant's employment terminates before the end of any offering period, no shares will be purchased for the participant during that period and the payroll deductions will be returned to the participant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

     The following table shows, to the best of the Company's knowledge based on the records of the Company's transfer agent and the Company's records on issuances of shares, as adjusted to reflect changes in ownership documented in filings with the Securities and Exchange Commission made by certain shareholders and provided to the Company pursuant to Section 16 of the Exchange Act, and statements provided to the Company by certain shareholders, the Common Stock owned as of August 27, 1998 by (1) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock (each a "Principal Shareholder"); (2) each of the Company's directors; (3) the Named Executives and
(4) all executive officers and directors of the Company as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                                                        Amount and       Percentage
                                                                         Nature of               of
                                                                        Beneficial           Common
Name and Address of Beneficial Owner:                                 Ownership (1)           Stock
------------------------------------                                  -------------   -------------
Donald A. Wright                                                       2,067,986(2)          11.66%
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road
Wenatchee, WA 98801

Allen W. Dahl, M.D.                                                       32,401(3)             *
7300 Madrona Drive NE
Bainbridge Island, WA 98110

Dr. Urs Diebold                                                            1,900(3)             *
c/o Lysys AG
Gessnerallee 38
PO Box CH-8023
Zurich, Switzerland

Werner Hafelfinger(4)                                                      2,220(4)             *
15900 Valley View Court
Sylmar, CA 91342

William A. Wheeler                                                         6,092(3)             *
2011 Lombard Lane
Yakima, WA 98902

Dale L. Rasmussen                                                          2,092(3)             *
c/o IMPCO Technologies, Inc.
708 Industrial Dr.
Tukwila, WA 98188

Nick A. Gerde                                                            180,550(5)           1.12%
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road
Wenatchee, WA 98801

Sheryl A. Symonds                                                        161,200(6)           1.00%
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road
Wenatchee, WA 98801



Deltec Holdings, Inc.                                                    901,187              5.85%
14511 NE 13th Avenue
Vancouver, Washington 98668-3501

All executive officers and directors as a group                        2,454,441(7)          13.59%
(8 persons)

--------------

*    Less than 1%.

(1) Shares that a person has the right to acquire within 60 days are treated as outstanding for determining the amount and percentage of Common Stock owned by such person but are not deemed to be outstanding as to any other person or group.

(2) Includes (a) 32,666 shares held by Ragen MacKenzie, Incorporated, custodian for Donald A. Wright, in two IRA accounts, (b) 1,500 shares issuable upon exercise of Warrants, (c) 100,000 shares issuable upon exercise of another warrant and (d) 1,643,536 shares issuable upon exercise of vested stock options. Does not include 39,024 unvested stock options.

(3) Includes 825 unvested shares issued pursuant to the Director Plan on October 8, 1997 which will vest at the next annual Board of Directors meeting if certain conditions have been satisfied.

(4)  Includes 600 shares issued on August 17, 1998 pursuant to the Director
     Plan, 100 shares of which will vest at the next annual Board of Directors meeting if certain conditions have been met.

(5) Includes (a) 4,000 shares issuable upon exercise of Warrants, (b) 25,000 shares issuable upon exercise of another warrant, and (c) 136,300 shares issuable upon exercise of vested stock options.
     Does not include 9,756 unvested stock options.

(6) Includes (a) 500 shares issuable upon exercise of Warrants and (b) 160,000 shares issuable upon exercise of vested stock options.

(7) Includes currently exercisable Warrants, other warrants and options to purchase up to 2,070,836 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into employment agreements with Donald A. Wright, Nick A. Gerde and Sheryl A. Symonds. See "Executive Officers--Employment Agreements."

     Dr. Urs Diebold, a director of the Company, is also a director of Lysys and a director of Capital International Fund Limited (the "CI Fund"), a shareholder of the Company. Lysys provided placement agency services in connection with certain capital raising transactions in May 1996, November 1997 and May 1998. The May 1996 transaction involved the issuance by the Company of 838,470 shares of Common Stock to private investors for gross proceeds of approximately $3.4 million, from which Lysys was paid a commission of $235,000. The Company also issued 30,000 shares of Common Stock to a designee of Lysys as additional compensation in connection with that offering. The November 1997 transactions involved the issuance by the Company of 524,000 shares of Common Stock and $4,050,000 in principal amount of promissory notes to private investors, one of which was the CI Fund. Lysys received a $320,000 fee for its services in that transaction, of which $142,000 was paid directly to Dr. Diebold. The May 1998 transaction involved the issuance by the Company of 100,000 shares of its Series B Convertible Preferred Stock to third-party investors for gross proceeds to the Company of $10.0 million. Lysys received $425,000 in placement agency fees for its services in the May transaction, none of which was paid to Dr. Diebold.

     In June 1997, the Company announced a plan to form an Information Technology Group and to acquire six companies for that group. The Company entered into nonbinding letters of intent with six potential target companies for inclusion in that group, including Orca Technologies, Inc. ("Orca") and Brigadoon.com, Inc. ("Brigadoon"), two development stage internet service providers. In connection with the proposed acquisitions, the Company advanced operating funds to Brigadoon and Orca and guaranteed a $1.3 million bank line of credit and a $373,000 equipment lease to Orca. In December 1997, the Company announced that after completing due diligence investigations it had determined to terminate the letters of intent and related operating agreements. As a part of terminating its effort to develop an information technology group, in April 1998 the Company completed a debt restructuring arrangement with Orca under which (i) $4.2 million of indebtedness from Orca and its subsidiaries to the Company was converted into 2,109,709 shares of Orca common stock, (ii) Orca granted the Company certain demand and piggyback registration rights with regard to those shares and (iii) the Company agreed to continue guaranteeing Orca's credit facility and equipment lease, subject to certain time limitations. In addition, Orca delivered to the Company a $950,000 promissory note (the "Orca Note") in exchange for (i) $1.3 million in promissory notes made by Brigadoon to the Company, (ii) a common stock purchase warrant held by the Company to purchase a 12.5% fully diluted interest in Brigadoon common stock, (iii) the Company's collection lawsuit against Brigadoon and (iv) the Company's claim in an involuntary bankruptcy action against Brigadoon. The Orca Note matures in April 2003 and accrues interest at 8% per annum. Under the Orca Note, Orca is obligated to pay interest only for the first year and to then make fully-amortizing monthly payments of principal plus interest for the final four years of the note term. The Company currently owns 2,289,309 shares of Orca common stock, which the Company believes as of May 31, 1998 represents approximately 19.5% of Orca's outstanding common stock. The Company also subleases approximately 95% of the square footage of its Bothell, Washington office space to Orca for an equivalent percentage of the lease payment for that space. Roger Vallo and Donald Cotton, who were directors of the Company until January 1998, are directors, and Mr. Vallo is CEO, of Orca. Donald A. Wright, the Company's Chief Executive Officer and President, and Nick A. Gerde, the Company's Chief Financial Officer, Vice President Finance and Treasurer, were directors of Orca until June 1997 and shareholders of Orca until May 1998, and personally guaranteed or indemnified certain obligations of Orca. In May 1998, Mr. Wright and Mr. Gerde sold their shares in private transactions. Dr. Allen Dahl, a director of the Company, continues to be a shareholder of Orca.

     In June 1997, the Company entered into a financial services agreement with Liviakis Financial Communications, Inc. ("Liviakis") to provide financial and public relations services to the Company. In connection with that consulting agreement, the Company issued to Liviakis and Robert B. Prag, one of its principals, warrants to purchase an aggregate of 1,290,000 shares of Common Stock, which resulted in their beneficially owning more than 5% of the outstanding Common Stock as of May 31, 1998. In August 1998, the Company, Liviakis and Mr. Prag entered into an agreement in which (a) a finder's fee claim by Liviakis was resolved in exchange for the Company's issuance of an aggregate of 590,000 shares of Common Stock to Liviakis and Mr. Prag, and (b) Liviakis and Mr. Prag transferred the warrants previously issued to them to the Company for cancellation.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Exhibits

  Exhibit
   Number      Description
  -------      -----------

    2.1 Share Acquisition Agreement dated July 1, 1998, by and between Charles Baynes plc, Westpark Limited, Pacific Aerospace and Electronics (U.K.) Limited, and Pacific Aerospace & Electronics, Inc.(18)

    3.1 Articles of Incorporation of Pacific Aerospace & Electronics, Inc. as filed on September 20, 1996, with the Secretary of State of the State of Washington.(6)

    3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Preferred, as corrected. (8)

    3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Preferred. (20)

    3.4        Bylaws of Pacific Aerospace & Electronics, Inc.(6)

    4.1        Form of specimen certificate for Common Stock.(6)

    4.2        Form of specimen certificate for Warrants.(6)

    4.3        Form of specimen certificate for the Series A Preferred.(8)

    4.4        Form of specimen certificate for the Series B Preferred.(20)

    4.5 Form of Common Stock Purchase Warrant issued to holders of the Series B Preferred on May 15, 1998.(20)

    4.6 Registration Rights Agreement, dated May 15, 1998 between Pacific Aerospace & Electronics, Inc. and the holders of the Series B Preferred.(20)

    4.7 Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996.(4)

    4.8        Form of Stock Purchase Agreement for Fall 1997 Offering (14)

    4.9 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Paulson Investment Company, Inc., dated September 30, 1997.(20)

    4.10 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Chester L. Paulson, dated September 30, 1997.(20)

    4.11 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to M. Lorraine Maxfield dated September 30, 1997.(20)

    4.12 Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(10)

  Exhibit
   Number      Description
  -------      -----------

    4.13 Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(10)

    4.14 Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996.(10)

    4.15       Common Stock Purchase Warrant from PCT Holdings, Inc. to Robert
               L. Smith Unified Credit Trust dated as of February 5, 1998.(20)

    4.16 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to David A. Noyes & Company dated June 3, 1997.
               (9)

    4.17 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997. (9)

    4.18 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997. (9)

    4.19 Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company's Series B Preferred. (20)

    4.20 Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

    4.21 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(18)

    4.22       Form of Global Note from Pacific Aerospace & Electronics,
               Inc.(18)

    4.23 Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

    10.1 Letter Agreement, dated January 3, 1995, between PCT Holdings, Inc. and Lysys Ltd.(1)

    10.2 Placement Agreement, dated October 21, 1997, between Pacific Aerospace & Electronics, Inc. and Lysys Ltd. (12)

  Exhibit
   Number      Description
  -------      -----------

    10.3 Placement Agreement, dated March 25, 1998, as amended May 15, 1998, between Pacific Aerospace & Electronics, Inc. and Lysys Ltd. (20)

    10.4       Amended and Restated Stock Incentive Plan.(5)

    10.5       Amendment No. 1 to the Amended and Restated Stock Incentive Plan.
               (19)

    10.6       Independent Director Stock Plan.(7)

    10.7       1997 Employee Stock Purchase Plan (11)

    10.8 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)

    10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)

    10.10 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)

    10.11 Loan Agreement, dated June 30, 1997, between Key Bank National Association and Pacific Aerospace & Electronics, Inc.(9)

    10.12 Revolving Note, dated June 30, 1997, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(9)

    10.13 Consulting Agreement, dated February 3, 1998, between Liviakis Financial Communications, Inc. and the Company.(15)

    10.14 Debt Restructuring Agreement, dated April 6, 1998, between Pacific Aerospace & Electronics, Inc., Orca Technologies, Inc., Televar, Inc. and MONITRx, Inc.(15)

    10.15 Commercial Guaranty, dated July 16, 1997, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(13)

    10.16 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)

    10.17 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics Inc. to KeyBank National Association.(15)

    10.18 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)

    10.19 Asset Purchase Agreement, dated April 13, 1998, between Pacific Aerospace & Electronics, Inc. and Electronic Specialty, Inc.(17)

    10.20 Sublease between Pacific Aerospace & Electronics, Inc. and Orca Technologies, Inc. dated April 27, 1998.(20)

  Exhibit
   Number      Description
  -------      -----------

    10.21 General Terms Agreement No. PLR-950 Relating to Boeing Model Aircraft between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group, effective as of February 5, 1990, as amended.(2)

    10.22 Special Business Provisions No. L-890821-8140N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 18, 1992.(2)(3)

    10.23 Special Business Provisions No. L-500660-8134N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 31, 1991.(2)(3)

    10.24 Special Business Provisions No. L-435579-8180N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of August 11, 1994.(2)(3)

    10.25 Special Business Provisions No. PLR-950A between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 5, 1990.(2)(3)

    10.26 Administrative Agreement No. L-435579-8180N between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group effective as of August 11, 1994.(2)

    10.27 Special Business Provisions No. POP-65311-0047 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(2)(3)

    10.28 General Terms Agreement No. BCA-65311-0044 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(2)

    10.29 General Terms Agreement No. BCA-65311-0140 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of June 11, 1997.(20)

    10.30 Special Business Provisions No. POP-65311-0143 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of June 11, 1997.(20)(3)

    10.31 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998.(20)(3)

    10.32 Agreement, dated as of August 27, 1998, between Pacific Aerospace & Electronics, Inc., Liviakis Financial Communications, Inc. and Robert B. Prag.(20)

    16.1       Letter from accountant regarding a change of accountants.(16)

    21.1       List of Subsidiaries.(20)

    23.1       Consent of Moss Adams LLP.(20)

  Exhibit
   Number      Description
  -------      -----------

    23.2       Consent of KPMG Peat Marwick LLP.(20)

    27.1       Financial Data Schedule.(20)

--------------

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB of the year ended May 31, 1995.
(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on June 19, 1996.
(3) Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.
(5) Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996, reporting the Reincorporation Merger.
(7) Incorporated by reference to the Company's Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.
(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.
(9) Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.
(10) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on June 11, 1997.
(11) Filed with the Company's Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, on August 28, 1997.
(12) Submitted with the Post-Effective Amendment No. 1 to Form SB-2, filed on October 31, 1997.
(13) Filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.
(14) Incorporated by reference to the Company's Registration Statement on Form S-3 filed on December 3, 1997.
(15) Filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.
(16) Filed with the Company's Current Report on Form 8-K, dated April 22, 1998.
(17) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 1998.
(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
(19) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 7, 1997.
(20) Filed with this report.


     (b)  Reports on Form 8-K.

          (i) The Company filed a Current Report on Form 8-K, dated April 22, 1998 and an amendment thereto dated May 1, 1998, reporting the changes in the Company's certifying accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 1998


                                       PACIFIC AEROSPACE & ELECTRONICS, INC.


                                       By  /s/ DONALD A. WRIGHT
                                          --------------------------------------
                                          DONALD A. WRIGHT
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on August 28, 1998.

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


/s/ ALLEN W. DAHL                      Director
----------------------------------
ALLEN W. DAHL


/s/ DALE L. RASMUSSEN                  Director
----------------------------------
DALE L. RASMUSSEN


/s/ URS DIEBOLD                        Director
----------------------------------
URS DIEBOLD


/s/ WILLIAM A. WHEELER                 Director
----------------------------------
WILLIAM A. WHEELER


                                       Director (since 8/17/98)
----------------------------------
WERNER HAFELFINGER

                                  EXHIBIT INDEX

     The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

  Exhibit
   Number      Description
  -------      -----------

    2.1 Share Acquisition Agreement dated July 1, 1998, by and between Charles Baynes plc, Westpark Limited, Pacific Aerospace and Electronics (U.K.) Limited, and Pacific Aerospace & Electronics, Inc.(18)

    3.1 Articles of Incorporation of Pacific Aerospace & Electronics, Inc. as filed on September 20, 1996, with the Secretary of State of the State of Washington.(6)

    3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Preferred, as corrected. (8)

    3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Preferred. (20)

    3.4        Bylaws of Pacific Aerospace & Electronics, Inc.(6)

    4.1        Form of specimen certificate for Common Stock.(6)

    4.2        Form of specimen certificate for Warrants.(6)

    4.3        Form of specimen certificate for the Series A Preferred.(8)

    4.4        Form of specimen certificate for the Series B Preferred.(20)

    4.5 Form of Common Stock Purchase Warrant issued to holders of the Series B Preferred on May 15, 1998.(20)

    4.6 Registration Rights Agreement, dated May 15, 1998 between Pacific Aerospace & Electronics, Inc. and the holders of the Series B Preferred.(20)

    4.7 Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996.(4)

    4.8        Form of Stock Purchase Agreement for Fall 1997 Offering (14)

    4.9 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Paulson Investment Company, Inc., dated September 30, 1997.(20)

    4.10 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Chester L. Paulson, dated September 30, 1997.(20)

    4.11 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to M. Lorraine Maxfield dated September 30, 1997.(20)

    4.12 Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(10)

  Exhibit
   Number      Description
  -------      -----------

    4.13 Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(10)

    4.14 Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996.(10)

    4.15       Common Stock Purchase Warrant from PCT Holdings, Inc. to Robert
               L. Smith Unified Credit Trust dated as of February 5, 1998.(20)

    4.16 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to David A. Noyes & Company dated June 3, 1997.
               (9)

    4.17 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997. (9)

    4.18 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997. (9)

    4.19 Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company's Series B Preferred. (20)

    4.20 Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

    4.21 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(18)

    4.22       Form of Global Note from Pacific Aerospace & Electronics,
               Inc.(18)

    4.23 Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

    10.1 Letter Agreement, dated January 3, 1995, between PCT Holdings, Inc. and Lysys Ltd.(1)

    10.2 Placement Agreement, dated October 21, 1997, between Pacific Aerospace & Electronics, Inc. and Lysys Ltd. (12)

  Exhibit
   Number      Description
  -------      -----------

    10.3 Placement Agreement, dated March 25, 1998, as amended May 15, 1998, between Pacific Aerospace & Electronics, Inc. and Lysys Ltd. (20)

    10.4       Amended and Restated Stock Incentive Plan.(5)

    10.5       Amendment No. 1 to the Amended and Restated Stock Incentive Plan.
               (19)

    10.6       Independent Director Stock Plan.(7)

    10.7       1997 Employee Stock Purchase Plan (11)

    10.8 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)

    10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)

    10.10 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)

    10.11 Loan Agreement, dated June 30, 1997, between Key Bank National Association and Pacific Aerospace & Electronics, Inc.(9)

    10.12 Revolving Note, dated June 30, 1997, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(9)

    10.13 Consulting Agreement, dated February 3, 1998, between Liviakis Financial Communications, Inc. and the Company.(15)

    10.14 Debt Restructuring Agreement, dated April 6, 1998, between Pacific Aerospace & Electronics, Inc., Orca Technologies, Inc., Televar, Inc. and MONITRx, Inc.(15)

    10.15 Commercial Guaranty, dated July 16, 1997, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(13)

    10.16 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)

    10.17 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics Inc. to KeyBank National Association.(15)

    10.18 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)

    10.19 Asset Purchase Agreement, dated April 13, 1998, between Pacific Aerospace & Electronics, Inc. and Electronic Specialty, Inc.(17)

    10.20 Sublease between Pacific Aerospace & Electronics, Inc. and Orca Technologies, Inc. dated April 27, 1998.(20)

  Exhibit
   Number      Description
  -------      -----------

    10.21 General Terms Agreement No. PLR-950 Relating to Boeing Model Aircraft between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group, effective as of February 5, 1990, as amended.(2)

    10.22 Special Business Provisions No. L-890821-8140N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 18, 1992.(2)(3)

    10.23 Special Business Provisions No. L-500660-8134N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 31, 1991.(2)(3)

    10.24 Special Business Provisions No. L-435579-8180N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of August 11, 1994.(2)(3)

    10.25 Special Business Provisions No. PLR-950A between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 5, 1990.(2)(3)

    10.26 Administrative Agreement No. L-435579-8180N between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group effective as of August 11, 1994.(2)

    10.27 Special Business Provisions No. POP-65311-0047 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(2)(3)

    10.28 General Terms Agreement No. BCA-65311-0044 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(2)

    10.29 General Terms Agreement No. BCA-65311-0140 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of June 11, 1997.(20)

    10.30 Special Business Provisions No. POP-65311-0143 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of June 11, 1997.(20)(3)

    10.31 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998.(20)(3)

    10.32 Agreement, dated as of August 27, 1998, between Pacific Aerospace & Electronics, Inc., Liviakis Financial Communications, Inc. and Robert B. Prag.(20)

    16.1       Letter from accountant regarding a change of accountants.(16)

    21.1       List of Subsidiaries.(20)

    23.1       Consent of Moss Adams LLP.(20)

  Exhibit
   Number      Description
  -------      -----------

    23.2       Consent of KPMG Peat Marwick LLP.(20)

    27.1       Financial Data Schedule.(20)

--------------

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB of the year ended May 31, 1995.
(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on June 19, 1996.
(3) Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.
(5) Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996, reporting the Reincorporation Merger.
(7) Incorporated by reference to the Company's Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.
(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.
(9) Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.
(10) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on June 11, 1997.
(11) Filed with the Company's Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, on August 28, 1997.
(12) Submitted with the Post-Effective Amendment No. 1 to Form SB-2, filed on October 31, 1997.
(13) Filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.
(14) Incorporated by reference to the Company's Registration Statement on Form S-3 filed on December 3, 1997.
(15) Filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.
(16) Filed with the Company's Current Report on Form 8-K, dated April 22, 1998.
(17) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 1998.
(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
(19) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 7, 1997.
(20) Filed with this report.