Form 10-Q
period 1998-08-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 1998-10-13
CIK 790023

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended August 31, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ______________ to _______________

                         Commission File Number: 0-26088

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

          Washington                                    91-1744587
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

               430 Olds Station Road, Wenatchee, Washington 98801
               (Address of Principal Executive Offices; Zip Code)

       Registrant's telephone number, including area code: (509) 667-9600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes_____  No____

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 8, 1998, there were 15,986,323 shares outstanding of the Company's Common Stock, par value $.001 per share.

                         PART I - FINANCIAL INFORMATION
                                  ---------------------

ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets - August 31, 1998 and May 31, 1998

Consolidated Statements of Operations - First Quarters Ended August 31, 1998 and 1997

Consolidated Statements of Cash Flow - First Quarters Ended August 31, 1998 and 1997

Management's Statement and Notes to Unaudited Consolidated Financial Statements
- First Quarter Ended August 31, 1998

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    FORM 10-Q
                        August 31, 1998 and May 31, 1998


                                                    August 31,        May 31,
                                                       1998             1998
                                                   (Unaudited)       (Audited)
                                                  -------------    -------------
                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash                                            $ 18,998,000     $ 11,461,000
  Accounts receivable                               21,364,000        9,375,000
  Inventories                                       28,611,000       16,184,000
  Deferred income taxes                                522,000          386,000
  Prepaid expenses and other                         1,275,000          272,000
                                                  ------------     ------------
     Total current assets                           70,770,000       37,678,000
                                                  ------------     ------------

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION         46,149,000       26,335,000
                                                  ------------     ------------

OTHER ASSETS
  Note receivable, net                                      --          700,000
  Investment, net                                    2,719,000        4,579,000
  Costs in excess of net book value
     of acquired subsidiaries, net                  43,761,000        6,515,000
  Patents, net                                       1,203,000        1,229,000
  Deferred income taxes                              1,155,000          222,000
  Deferred financing costs, net                      5,271,000          856,000
  Other assets                                         437,000          466,000
                                                  ------------     ------------
     Total other assets                             54,546,000       14,567,000
                                                  ------------     ------------

TOTAL ASSETS                                      $171,465,000     $ 78,580,000
                                                  ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                $ 13,776,000     $  6,748,000
  Accrued liabilities                                7,895,000        2,587,000
  Current portion - long-term debt                   1,199,000        1,027,000
  Current portion - capital lease obligations          311,000          206,000
  Line of credit                                       903,000        1,511,000
                                                  ------------     ------------
     Total current liabilities                      24,084,000       12,079,000
                                                  ------------     ------------

LONG-TERM LIABILITIES
  Long-term debt, net of current portion            83,683,000        9,059,000
  Capital leases, net of current portion             1,860,000          941,000
  Deferred rent and other                              338,000          359,000
                                                  ------------     ------------
     Total long-term liabilities                    85,881,000       10,359,000
                                                  ------------     ------------
TOTAL LIABILITIES                                  109,965,000       22,438,000
                                                  ------------     ------------

SHAREHOLDERS' EQUITY
  Convertible preferred stock                               --               --
  Common stock                                          16,000           15,000
  Additional paid-in capital                        66,030,000       57,830,000
  Accumulated other comprehensive income (loss)      1,131,000         (436,000)
  Accumulated deficit                               (5,677,000)      (1,267,000)
                                                  ------------     ------------
     Total shareholders' equity                     61,500,000       56,142,000
                                                  ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $171,465,000     $ 78,580,000
                                                  ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FORM 10-Q
                  First Quarters Ended August 31, 1998 and 1997

                                                           Quarters Ended
                                                           --------------
                                                    August 31,       August 31,
                                                       1998             1997
                                                    Unaudited        Unaudited
                                                  -------------    -------------
NET SALES                                         $ 19,178,000     $ 11,776,000
COST OF SALES                                       14,504,000        8,793,000
                                                  ------------     ------------
GROSS PROFIT                                         4,674,000        2,983,000
OPERATING EXPENSES                                   3,776,000        2,007,000
                                                  ------------     ------------
INCOME FROM OPERATIONS                                 898,000          976,000
                                                  ------------     ------------
OTHER INCOME AND EXPENSE
   Interest income                                     226,000           19,000
   Interest expense                                 (1,069,000)        (130,000)
   Other                                            (6,721,000)           8,000
                                                  ------------     ------------
                                                    (7,564,000)        (103,000)
NET INCOME (LOSS) BEFORE FEDERAL INCOME TAX         (6,666,000)         873,000
PROVISION FOR FEDERAL INCOME TAXES(BENEFIT)          2,255,000          (62,000)
                                                  ------------     ------------
NET INCOME (LOSS)                                 $ (4,411,000)    $    811,000
                                                  ============     ============

NET INCOME (LOSS) PER SHARE:
   BASIC                                          $      (0.29)    $       0.07
   DILUTED                                        $      (0.29)    $       0.07
SHARES USED IN COMPUTATION OF NET INCOME
(LOSS) PER SHARE:
   BASIC                                            15,421,375       11,718,000
   DILUTED                                          15,421,375       11,718,000

        The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FORM 10-Q
                  FIRST QUARTERS ENDED AUGUST 31, 1998 AND 1997

                                                           Quarters Ended
                                                           --------------
                                                    August 31,       August 31,
                                                       1998             1997
                                                    Unaudited        Unaudited
                                                  -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net cash from operating activities              $ 1,001,000      $ 1,612,000
                                                  -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               (1,635,000)      (2,700,000)
  Reduction in notes receivable                            --           17,000
  Acquisition of subsidiaries                     (29,012,000)              --
  Purchase of goodwill                            (40,080,000)              --
  Proceeds from certificate of deposit                     --        1,000,000
  Purchase of short-term investments                       --         (836,000)
  Increase in notes receivable                             --       (3,692,000)
                                                  -----------      -----------

     Net cash from investing activities           (70,727,000)      (6,211,000)
                                                  -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit   (608,000)              --
  Proceeds from long-term debt, net of
    financing costs                                71,363,000        1,191,000
  Payments on long-term debt and capital leases      (374,000)        (570,000)
  Sale of preferred stock, net of issuance costs    6,792,000               --
  Sale of convertible debentures,
    net of issuance costs                                  --        5,439,000
  Other changes, net                                       --          (32,000)
                                                  -----------      -----------
     Net cash from financing activities            77,173,000        6,028,000
                                                  -----------      -----------

  NET CHANGE IN CASH                                7,447,000        1,429,000

  CASH AT BEGINNING OF PERIOD                      11,461,000        3,048,000
  EFFECT OF EXCHANGE RATES ON CASH                     90,000               --
                                                  -----------      -----------

  CASH AT END OF PERIOD                           $18,998,000      $ 4,477,000
                                                  ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
     Property, plant and equipment
       included in accounts payable               $   500,000      $        --

        The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           MANAGEMENT'S STATEMENT AND
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    FORM 10-Q
                       First Quarter Ended August 31, 1998

Management's Statement
----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position as of August 31, 1998 and May 31, 1998, the consolidated results of operations for the quarters ended August 31, 1998 and 1997, and the consolidated statements of cash flow for the quarters ended August 31, 1998 and 1997. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended May 31, 1998 and 1997.

The results of operations for the quarters ended August 31, 1998 and 1997 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note 1: Comprehensive Income
        --------------------

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (Statement 130), which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by Statement 130 in its annual financial statements for the year ending May 31, 1999. The Company's total comprehensive income (loss) for the quarters ended August 31, 1998 and 1997 was ($2,844,000), and $811,000, respectively. Components of comprehensive income are as follows:


                                                              Quarters Ended
                                                              --------------
                                                    August 31, 1998     August 31, 1997
                                                    ---------------     ---------------
Net income (loss)                                   ($ 4,411,000)       $   811,000

Other comprehensive income (expense)

  Foreign currency translation                         1,714,000                  -

  Income tax expense                                    (583,000)                 -

  Adjustment for unrealized loss on investment           436,000                  -
                                                    ------------        -----------

  Total other comprehensive income                     1,567,000                  -
                                                    ------------        -----------

Comprehensive income (loss)                         ($ 2,844,000)       $   811,000
                                                    ============        ===========

Note 2: Computations of Earnings per Share
        ----------------------------------

The Company has adopted SFAS No. 128, Earnings Per Share (Statement 128). In accordance with Statement 128 basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Due to the net loss during the period ended August 31, 1998, the same number of shares were used to compute both basic and diluted earnings per share.

Note 3: Aeromet Acquisition
        -------------------

On July 30, 1998, the Company's wholly-owned subsidiary, Pacific Aerospace & Electronics (UK) Limited, closed the purchase of Aeromet International plc ("Aeromet") pursuant to a Share Acquisition Agreement. In consideration for the purchase, the Company paid the sellers 42 million pounds sterling (or approximately $69 million) in cash. Aeromet is located in the United Kingdom.

At the purchase date, the total purchase price of Aeromet including capitalized costs of the acquisition was $72.7 million, including $32.6 million in net assets (current assets of $30.6 million; property plant and equipment of $18.1 million; current liabilities of $14.5 million; long term liabilities of $1.7 million) and resultant goodwill of $40.1 million. Accounting policies at Aeromet have been conformed to generally accepted accounting principles consistent with the Company. Goodwill is being amortized over 40 years. Step-up in the valuation of property, plant and equipment to fair market value is being amortized over the estimated useful lives of the assets, generally 7 to 10 years. For balance sheet purposes, the Company has translated UK valuations to US dollars for Aeromet using the translation at the balance sheet date. For income statement purposes, revenues and expenses have been reported at average transaction rates for the period being reported. Income tax rates have been estimated at the prevailing rates in the UK. The Company has also filed a Form 8-K with corresponding disclosures on August 14, 1998.

The Company has included accounts of Aeromet in the consolidated financial statements at August 31, 1998. See "Significant Events During Quarter - Aeromet Acquisition" in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Note 4: Inventories
        -----------

Components of inventories are as follows:

                                        August 31,         May 31,
                                           1998             1998
                                       ------------     ------------
Raw materials                          $  9,478,000     $  5,789,000
Work in progress                         13,275,000        5,683,000
Finished goods                            5,856,000        4,712,000
                                       ------------     ------------
     Total                             $ 28,611,000     $ 16,184,000
                                       ============     ============


Note 5: Investment
        ----------

At August 31, 1998, the Company's investment in the common stock of a public company, determined in accordance with Statement of Financial Accounting Standards No. 115, is shown net of a reserve for additional loss exposure related to the Company's guarantee of certain debt of the public company and other related matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements
-----------------------------------------------------

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Actual results could differ materially from those projected in the forward-looking statements set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview
--------

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

     In July 1998, the Company acquired Aeromet International plc ("Aeromet"), a British limited company and a then wholly-owned subsidiary of Charles Baynes plc (the "Aeromet Acquisition"). Aeromet is a manufacturer of magnesium and aluminum precision sand and investment castings, and of titanium and aluminum formed sheet products, with five locations in England. The Aeromet Acquisition will have a significant effect on the Company's future operations and on comparisons of income, expense and balance sheet items in periods after fiscal 1998. The Company's financial results for the first quarter of fiscal 1999 include only one month of operations of Aeromet. See "Significant Events During
Quarter - Aeromet Acquisition."

     Substantially all of the Company's revenues are generated by sales to customers in the commercial aerospace, defense, electronics and transportation industries, with commercial aerospace and defense industry sales being the most significant. The electronics and aerospace industries are cyclical in nature and subject to changes based on general economic conditions and commercial airline industry, defense and government spending.

     The Company's operations are focused in developing, manufacturing and marketing high performance electronics and metal components and assemblies. The Company's electronics products are characterized by relatively low volumes and high margins. In comparison, volumes have historically been higher and margins lower for the Company's metals products. The Company believes that margins will remain higher for electronic products than for its metals products. Assembled products incorporating both electronics and metal parts are expected to generate margins closer to electronics product margins. As a result of margin differences, changes in product mix among its electronics, assembled and metals products can be expected to affect overall margins for the Company.

     The Company's sales are not subject to significant seasonal fluctuations. However, production and resulting sales are subject to the number of working days in any given period. Results for various periods may vary materially due to the number of working days available in any period.

Results of Operations
---------------------

Quarter Ended August 31, 1998 Compared to Quarter Ended August 31, 1997

     Net Sales. Net sales increased by $7.4 million, or 62.9%, to $19.2 million for the quarter ended August 31, 1998, from $11.8 million for the quarter ended August 31, 1997. This increase included increases in both its aerospace industry group net sales (an $5.6 million increase) and its electronics industry group net sales (a $1.8 million increase). The increase in the Company's net sales to the aerospace industry was attributable to (a) increases in production at Boeing which increased its demand for the Company's precision cast and machined products, and (b) the inclusion of one month of Aeromet sales. The increase in the Company's net sales to the electronics industry was primarily attributable to the acquisition in February 1998 of Balo
Precision Parts, Inc. ("Balo") and the acquisition effective as of March 1998 of Electronic Specialty Corporation ("ESC"). Net sales by Balo, ESC and Aeromet for the first quarter of fiscal 1999 were $779,000, $1,113,000, and $4,463,000, respectively.

     Gross Profit. Gross profit increased by $1.7 million, or 56.7%, to $4.7 million for the quarter ended August 31, 1998, from $3.0 million for the quarter ended August 31, 1997. As a percentage of net sales, gross profit decreased to 24.4% for the quarter ended August 31, 1998, from 25.3% for the quarter ended August 31, 1997. This decrease was primarily attributable to the acquisitions of ESC and Aeromet, which have comparatively lower average gross profit margins. Without ESC and Aeromet, gross profit as a percentage of net sales would have increased to 30.4% for the quarter ended August 31, 1998, primarily because of improved efficiencies from the development of manufacturing processes and in-house production capabilities that had previously been purchased from outside vendors and because of capital investments in equipment and production capabilities. Gross profit (loss) attributable to Balo, ESC and Aeromet for the first quarter of fiscal 1999 was $86,000, $(259,000) and $797,000, respectively.

     Operating Expenses. Operating expenses increased by $1.8 million, or 88.1%, to $3.8 million for the quarter ended August 31, 1998, from $2.0 million for the quarter ended August 31, 1997. This increase was partially due to costs related to the Balo, ESC and Aeromet acquisitions and increased levels of operations in the first quarter of 1999. As a percentage of net sales, operating expenses increased 2.6%, to 19.7% for the quarter ended August 31, 1998, from 17.1% for the quarter ended August 31, 1997. This increase is primarily attributable to the electronics industry group and the acquisitions of Balo and ESC. The increase in operating expenses as a percentage of net sales was partially offset by the acquisition of Aeromet, which had lower than average operating expenses in relation to net sales, in the first quarter of fiscal 1999. Operating expenses attributable to Balo, ESC and Aeromet for the first quarter of fiscal 1999 were $400,000, $287,000 and $473,000, respectively.

     Interest Expense. Interest expense increased by $939,000, or 722.3%, to $1,069,000 for the quarter ended August 31, 1998, from $130,000 for the quarter ended August 31, 1997. This increase was primarily due to (a) the debt incurred by the Company to finance the Aeromet Acquisition, (b) the Company's financing of capital equipment purchases, and (c) the debt incurred to finance the expansion of the Company's Wenatchee facilities. Interest expense attributable to Balo, ESC and Aeromet (exclusive of interest related to the acquisition financing) for the first quarter of fiscal 1999 was $0, $45,000 and $0, respectively.

     Other Income (Expense). Other income (expense) represents non-recurring and non-operational income and expense for the period. Other income decreased $6,729,000 to an other expense of $6,721,000 for the quarter ended August 31, 1998, from other income of $8,000 for the quarter ended August 31, 1997. This decrease in other income was principally due to: (a) a $3,581,000 write-down in connection with ESC, and (b) a $3,103,000 write-down of the Company's investment in Orca Technologies, Inc. See "Significant Events During Quarter - Electronic Specialty Corporation, and - Orca Technologies, Inc.," below. Other income (expense) attributable to Balo, ESC (exclusive of the write-down discussed above), and Aeromet for the first quarter of fiscal 1999 was $69,000, $11,000 and $0, respectively.

     Net Income (Loss). Net income decreased $5,222,000 or 643.9% to a net loss of $4,411,000 for the quarter ended August 31, 1998, from net income of $811,000 for the quarter ended August 31, 1997, primarily as a result of unexpected Aeromet Acquisition cost increases and the ESC and Orca write-downs. Before the ESC and Orca write-downs, the Company's net income for the first quarter of fiscal 1999 would have decreased $810,000 or 99.9% to $1,000 in the first quarter of 1999, from $811,000 for the first quarter of fiscal 1998, primarily as a result of the losses at Balo and ESC for the quarter. Pre-tax net income
(loss) attributable to Balo, ESC and Aeromet for the first quarter of fiscal 1999 was $(254,000), $(642,000) and $264,000, respectively. Aeromet pre-tax net income includes amortization of goodwill, but does not include interest expense associated with the acquisition indebtedness.

Liquidity and Capital Resources
-------------------------------

     Financing Activities. Cash generated from financing activities increased by $71.2 million, to $77.2 million at August 31, 1998, from $6.0 million at August 31, 1997. During the first quarter of fiscal 1999, the Company completed two financing transactions, including the long-term debt offering of $75 million to finance the Aeromet Acquisition and the completion of the Company's offering of Series B Convertible Preferred Stock and related Warrants. See "Significant Events During Quarter - Aeromet Acquisition, and - Completion of Series B Convertible Preferred Stock Offering." Cash generated by these financing transactions was offset by payments on long-term debt and capital leases of $0.4 million during the quarter and costs of issuance and financing.

     The Company's primary banking relationships include a revolving line of credit up to $6.3 million for the Company's U.S. operations, a revolving line of credit up to approximately $7.5 million (4.5 million pounds sterling) for Aeromet's operations, a term loan of approximately $700,000 for building improvements, and a term loan of $1.2 million for the construction of the Company's headquarters building.

     Capital Expenditures. The Company made capital expenditures of $2.1 million during the first quarter of fiscal 1999. This amount is higher than normal due to (a) $.6 million for the construction of its Wenatchee headquarters building, and (b) $1.5 million related primarily to purchases of machinery and equipment. In August 1998, the Company completed and occupied its headquarter building, which consists of approximately 22,400 square feet of office space to house the Company's executive, administrative and accounting personnel. The total cost of this project was approximately $3.5 million. The Company has entered into a term loan with its primary senior lender for approximately $1.2 million of the building costs. The Company is currently negotiating the purchase of the Balo facility for approximately $1.1 million and closing is expected to occur in November 1998. In connection with the Aeromet Acquisition, the Company entered into an Option Agreement with Charles Baynes plc, which grants the Company a one-year option to purchase three of the facilities currently leased by Aeromet. As of August 31, 1998, the Company had no material commitments outstanding for purchases of additional capital assets.

     Working Capital. The Company's working capital, as of August 31, 1998 and May 31, 1998 was $46.7 million and $25.6 million, respectively. The increase in working capital at August 31, 1998 over May 31, 1998 was primarily the result of the Aeromet acquisition and the associated financing, and the sale of the Series B Convertible Preferred Stock. See "Significant Events During Quarter - Aeromet Acquisition, and - Completion of Series B Convertible Preferred Stock
Offering."

     Future Capital Requirements. The Company believes that the net proceeds from a note offering that closed July 30, 1998 (see "Significant Events During Quarter - Aeromet Acquisition Note Offering"), and from the release of funds escrowed in connection with the Company's offering of Series B Convertible Preferred Stock (see "Significant Events During Quarter - Completion of Series B Convertible Preferred Stock Offering"), plus cash from operations, will be sufficient to meet the Company's cash requirements and to fund budgeted capital expenditures for fiscal 1999.

Significant Events During Quarter
---------------------------------

Aeromet Acquisition

     Acquisition Transaction. On July 30, 1998, Pacific Aerospace & Electronics
(UK) Limited ("PA&E-UK"), a company organized under the laws of the United Kingdom and an indirect wholly-owned subsidiary of the Company, purchased all of Aeromet's issued and outstanding capital stock. The Aeromet Acquisition was made pursuant to a Share Acquisition Agreement dated July 1, 1998, between Charles Baynes plc, Westpark Limited (an affiliate of Charles Baynes plc), PA&E-UK and the Company. In consideration for PA&E-UK's acquisition of all of Aeromet's issued and outstanding capital stock (the "Shares"), the Company delivered to Westpark Limited (pound)42 million (or approximately $69 million) in cash. The purchase price for the Shares was determined in arms-length negotiations between Charles Baynes plc and the Company.

     Note Offering. The Company funded the Aeromet Acquisition from the net proceeds of an offering by the Company of 11 1/4% Senior Subordinated Notes due 2005 (the "Notes"). Subject to the terms and conditions of a Purchase Agreement (the "Purchase Agreement"), dated July 23, 1998, between the Company, the Company's United States subsidiaries (the "Subsidiaries"), and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc. (collectively the "Initial Purchasers"), the Initial Purchasers agreed to purchase, and the Company agreed to sell, Notes in the aggregate principal amount of $75 million. The Notes were issued pursuant to an Indenture, dated July 30, 1998 (the "Indenture") between the Company, the Subsidiaries and IBJ Schroder Bank & Trust Company, as trustee. The Notes (a) are senior subordinated, unsecured, general obligations of the Company, (b) will mature on August 1, 2005, unless previously redeemed pursuant to the Indenture, and (c) are jointly and severally guaranteed on a senior subordinated basis by each of the Subsidiaries.

     In connection with the Purchase Agreement, the Company and the Subsidiaries entered into a registration rights agreement with the Initial Purchasers, pursuant to which the Company agreed to file with the Securities and Exchange Commission either (i) an exchange offer registration statement relating to the exchange of the Notes for fully registered notes with identical terms as the Notes (the "Exchange Notes") or
(ii) a shelf registration statement pursuant to Rule 415 under the Securities Act, for resale of the Notes and of the Exchange Notes that cannot be resold without delivery of a prospectus. The Company further agreed to use its reasonable best efforts to cause such registration statements to be declared effective.

Completion of Series B Convertible Preferred Stock Offering

     Upon the closing of the Aeromet Acquisition in July 1998, the Company completed its offering of Series B Convertible Preferred Stock ("Series B Preferred") and related Warrants by issuing to the existing holders (a) an additional 70,000 shares of Series B Preferred, and (b) additional warrants to purchase 97,221 shares of Common Stock, in exchange for a purchase price of $7,000,000 which had been held in escrow pending completion of the Aeromet Acquisition. When combined with the first closing of the Series B Preferred offering in May 1998, the Company issued a total of 170,000 Shares of Series B Preferred and warrants to purchase 236,109 shares of Common Stock, for a total purchase price of $1.7 million.

Electronic Specialty Corporation

     On April 13, 1998, the Company's subsidiary, ESC Acquisition Corp., acquired substantially all of the assets of Electronic Specialty Corporation (the "Seller"), and assumed certain of the Seller's liabilities. At the closing, ESC Acquisition Corp. changed its name to Electronic Specialty Corporation ("ESC"). The Company engaged the Seller's president to be president of ESC after the closing. In June 1998, the Company terminated ESC's president. The Company subsequently became aware of certain differences between ESC's actual financial condition and the financial condition represented by the Seller in the closing documents. These differences included a significantly lower backlog and order flow and significantly higher operating losses than represented. As a result, the Company laid off approximately 30% of ESC's workforce later in June 1998. A new general manager appointed by the Company in August has reassessed the business opportunities, including cash flow and revenue forecasts, which are significantly lower than previously forecasted. Based upon this analysis, the Company is investigating new product line opportunities and evaluating the feasibility of continuing older product lines. Due to significantly lower future expectations of revenues and profits, the Company has written off its goodwill in ESC in the amount of $3,581,000, at August 31, 1998.

Orca Technologies, Inc.

     At October 8, 1998, the Company held 2,289,309 shares of Orca's common stock (the "Orca Shares"), which, to the Company's knowledge, constituted approximately 14.82% of Orca's issued and outstanding common stock. The Company acquired 179,600 of the Orca Shares in a market transaction, and the other 2,109,709 of the Orca Shares pursuant to an April 1998 restructuring agreement between Orca and the Company. In the restructuring agreement, the Company (a) canceled certain loans owed it by Orca in exchange for the 2,109,709 shares of Orca's Common Stock, (b) agreed to continue guaranteeing Orca's credit facility of $1.3 million and an equipment lease of $373,000, and (c) accepted a $950,000 promissory note from Orca (the "Orca Note") as payment for certain third-party notes then owned by the Company. The Company also sublet approximately 95% of the square footage of its Bothell, Washington office space to Orca for an equivalent amount of the lease payment.

     The Company originally valued the Orca Shares on its balance sheet at $5,014,000. Due to decreases in the trading price of Orca's common stock on the Nasdaq SmallCap Market, the Company recorded unrealized losses on the Orca Shares, included in shareholders' equity, of $436,000 as of May 31, 1998. On August 31, 1998, the Company recorded a charge of approximately $2.3 million to reduce the value of its investment in Orca Common Stock to $2.7 million, due to an other-than- temporary decrease in the traded market price and value of Orca common stock, certain guaranties by the Company of Orca liabilities, and poorer than expected operating results and cash flows which arose in August and in subsequent months. The Company had also reserved $250,000 of the Orca Note in the fourth quarter of fiscal 1998, and during August, the Company reserved the remaining balance of $700,000. As of October 12, 1998, Orca was three months past due on the interest payments due on the Orca Note and on its lease payments to the Company. The Company has demanded full payment of the past due amounts from Orca. The Company is also currently negotiating for the release of its guaranty of Orca's equipment lease.

     Roger Vallo and Donald Cotton, who were directors of the Company until January 1998, are directors, and Mr. Vallo is CEO, of Orca. Donald A. Wright, the Company's Chief Executive Officer and President, and Nick A. Gerde, the Company's Chief Financial Officer, Vice President Finance and Treasurer, were directors of Orca until June 1997 and shareholders of Orca until May 1998, and personally guaranteed or indemnified certain obligations of Orca. In May 1998, Mr. Wright and Mr. Gerde sold their shares in private transactions. Dr. Allen Dahl, a director of the Company, continues to be a shareholder of Orca but has never been an officer or director of Orca.

Issuance of Common Stock to Liviakis

     In February 1998, the Company entered into a financial services agreement with Liviakis Financial Communications, Inc. ("Liviakis") to provide financial and public relations services to the Company. In connection with that consulting agreement, the Company issued to Liviakis and Robert B. Prag, one of its principals, warrants to purchase an aggregate of 1,290,000 shares of Common Stock for $4.62 per share. In August 1998, the Company, Liviakis and Mr. Prag entered into an agreement in which (a) a finder's fee claim by Liviakis against the Company was resolved in exchange for the Company's issuance of an aggregate of 590,000 shares of Common Stock to Liviakis and Mr. Prag under the exemption from registration provided in Section 4(2) of the Securities Act, and (b) Liviakis and Mr. Prag transferred the warrants previously issued to them to the Company for cancellation. No commissions were paid in connection with issuance of the shares to Liviakis and Mr. Prag.

Year 2000
---------

     The Company (including Aeromet) is developing and carrying out a comprehensive strategy for updating its information management and manufacturing systems for Year 2000 ("Y2K") compliance. The Company's information technology ("IT") systems include customized and standard software purchased from outside vendors. All software has been identified and is being assessed to determine the extent of renovations required in order to be Y2K compliant. The Company believes that all software will be made Y2K compliant before the end of the Company's current fiscal year through vendor-provided updates or replacement with other Y2K compliant hardware and software. The Company is in the process of identifying significant non-IT systems which may be impacted by the Y2K problem, including those relating to production, processing and communication equipment and is in the process of determining through inquiries of equipment suppliers, as well as testing of such equipment, the extent of renovations required, if any. The Company believes its Y2K assessment will be completed before the end of the Company's current fiscal year, and that renovation, validation and implementation will be completed early in the next fiscal year.

     The Company is in the process of identifying third parties with which it has a significant relationship that, in the event of a Y2K failure, could have a material impact on the Company's financial position or operating results. The third parties include energy and utility suppliers, creditors, material and product suppliers, communication vendors and the Company's significant customers. These relationships, especially those associated with certain suppliers and customers, are material to the Company and a Y2K failure by one or more of these parties could result in a material adverse effect on the Company's operating results and financial position. The Company is making inquiries of these third parties to assess their Y2K readiness. The Company expects that this process will continue throughout the current and subsequent fiscal year.

     The Company expects that costs to address Y2K issues will total approximately $250,000, of which approximately $125,000 will be spent in fiscal 1999, with the remainder being spent during fiscal 2000. Costs include salary and fringe benefits for personnel, hardware and software costs, and consulting and travel expenses associated, directly or indirectly, with addressing Y2K issues. Y2K issues have received a high priority within the Company and, as a result, certain other IT projects have been delayed. While such non-Y2K projects are expected to enhance operational efficiencies and improve the quality of information available to management, the delay of such projects is not expected to have a material adverse impact on the Company's operations. Worst case Y2K scenarios could be as insignificant as a minor interruption in production or shipping resulting from unanticipated problems encountered in the IT systems of the Company or any of the significant third parties with whom the Company does business. The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that transactions could be processed manually while IT and other systems are repaired and that such interruptions would have a minor effect on the Company's operations. On the other hand, a worst case Y2K scenario could be as catastrophic as an extended loss of utility service resulting from interruptions at the point of power generation, long-line transmission, or local distribution to the Company's production facilities. Such an interruption could result in an inability to provide products to the Company's customers, resulting in a material adverse effect on the Company's operating results and financial position.

New Accounting Pronouncements
-----------------------------

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, requires restatement of financial statements for earlier periods to be provided for comparative purposes. The Company anticipates that implementing the provisions of SFAS No. 130 will not have a significant impact on the Company's existing disclosures. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements.

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company anticipates that implementing the provisions of SFAS No. 131 will not have a significant impact on the Company's existing disclosures. The Company has not determined the manner in which it will present the information required by SFAS No. 131 in its annual financial statements.

                                     PART II
                                OTHER INFORMATION
                                -----------------


Item 1. Legal Proceedings
        -----------------

     From time to time the Company is involved in legal proceedings relating to claims arising out of operations in the normal course of business. The Company is not aware of any material legal proceedings pending or threatened against the Company or any of its properties.


Item 2. Changes in Securities
        ---------------------

(a) None.

(b) Dividend Payment Restrictions

     In connection with the issuance of its 11 1/4% Senior Subordinated Notes due 2005, the Company entered into an Indenture that limits the Company's ability to pay dividends, repurchase its equity securities, make certain other kinds of restricted payments, and incur certain indebtedness. The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

(c) Completion of Series B Convertible Preferred Stock Offering

     In May 1998, the Company conducted a private offering of its Series B Convertible Preferred Stock (the "Series B Preferred") and warrants to purchase shares of the Company's Common Stock (the "Related Warrants"), to a limited number of accredited investors, pursuant to Rule 506 under Regulation D of the Securities Act (the "Series B Offering"). A portion of the Series B Offering was closed in May 1998. At that closing (a) the Company issued 100,000 shares of its Series B Preferred, and Related Warrants to purchase 138,888 shares of Common Stock, for $10.0 million in gross proceeds, and (b) the investors deposited $7.0 million into escrow against the purchase of additional shares of Series B Preferred and Related Warrants, with delivery conditioned upon consummation of the Aeromet Acquisition. The Company paid an aggregate of $850,000 in commissions in connection with the Series B Offering.

     The escrowed portion of the Series B Offering was closed in August 1998. At that closing, the Company issued, in exchange for delivery of the escrowed $7 million, (i) an additional 70,000 shares of Series B Preferred, and (ii) Related Warrants to purchase an additional 97,221 shares of Common Stock.

     The holders of the Related Warrants may exercise those warrants after May 1999 for $7.20 per share of Common Stock.

     The Common Stock issuable upon conversion of the Series B Preferred and upon exercise of the Related Warrants (the "Underlying Shares") is subject to a registration rights agreement that requires the Company to file a registration statement covering those shares by November 1998, and to use its best efforts to make that registration statement effective by January 1999. The registration rights agreement also grants certain piggyback registration rights with regard to the Underlying Shares.

     The conversion price of the Series B Preferred is $7.20 per share until February 1999. After February 1999, the conversion price of the Series B Preferred will be equal to the lower of (a) $7.20 per share, or (b) the average of the three lowest closing bid prices per share of the Common Stock over the 22 trading days before conversion, but not less than a floor price (the "Floor Price"), which is currently $5.67, except in certain limited circumstances. No holder of Series B Preferred is entitled to voluntarily convert Series B Preferred that would cause the holder to own more than 9.9% of the Company's total outstanding Common Stock at any one time. Any Series B Preferred outstanding on May 2003 will automatically convert into Common Stock at the then-applicable conversion price.

     Upon conversion of a share of Series B Preferred, the holder will receive the number of Underlying Shares equal to $100 divided by the then-applicable conversion price of the Series B Preferred. Underlying Shares issued upon such conversion may not be sold until February 1999. At that time, the Underlying Shares may be sold upon the effectiveness of a registration statement, or under any applicable exemption from registration. However, up to $7,000,000 worth of the Underlying Shares may be converted from Series B Preferred and sold at any time, if those Underlying Shares are included in an effective piggyback registration. After the sale of any Underlying Shares in a piggyback registration, if any, the Floor Price would be recomputed to an amount that would allow the maximum number of Underlying Shares to be issued, without shareholder approval, upon conversion of the remaining unconverted shares of Series B Preferred.

     If the average closing bid price of the Common Stock remains below the Floor Price for any 30 consecutive trading days, and a conversion of the Series B Preferred is requested or required, then the Company must elect to do one of the following: (A) redeem any shares of Series B Preferred which would result upon conversion in the issuance of more than 3,000,000 Underlying Shares (the maximum issuable without shareholder approval), or (B) obtain any shareholder approval necessary under its Nasdaq maintenance requirements to allow the conversion to occur.

     The Company may redeem the Series B Preferred at a redemption price of $115 per share upon 20-days notice to the holder if the holder does not elect to convert within 15 days of receiving a redemption notice. The Company must either redeem any Series B Preferred that it is not permitted to convert without shareholder approval under Nasdaq requirements or obtain shareholder approval for such conversion. If the Company's senior lender requires, any redemption price, or other cash payments due to the holders, shall be converted into promissory notes in favor of the holder until conversion or redemption is allowed to occur.

     Issuance of Common Stock to Liviakis

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events During Quarter - Issuance of Common Stock to Liviakis," which is incorporated into this Item 2 by reference.

Item 3. Defaults upon Senior Securities
        -------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     No matter was submitted to a vote of security holders during the quarter covered by this report.

Item 5. Other Information
        -----------------

     None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

a.   Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number     Document
-------    --------

2.1 Share Acquisition Agreement, dated July 1, 1998, by and between Charles Baynes plc, Westpark Limited, Pacific Aerospace & Electronics
           (UK) Limited, and Pacific Aerospace & Electronics, Inc.(1)

3.1        Articles of Incorporation of Pacific Aerospace & Electronics, Inc.(2)

3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Preferred, as corrected. (3)

3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Preferred. (4)

3.4        Bylaws of Pacific Aerospace & Electronics, Inc.(2)

4.1        Form of specimen certificate for the Series B Preferred.(4)

4.2 Form of Common Stock Purchase Warrant issued to holders of the Series B Preferred.(4)

4.3 Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company's Series B Preferred.(4)

4.4 Registration Rights Agreement, dated May 15, 1998 between Pacific Aerospace & Electronics, Inc. and the holders of the Series B Preferred.(4)

4.5 Purchase Agreement, dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(1)

4.6 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(1)

4.7        Form of Global Note of Pacific Aerospace & Electronics, Inc.(1)

4.8 Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(1)

10.1 Placement Agreement, dated March 25, 1998, as amended May 15, 1998, between Pacific Aerospace & Electronics, Inc. and Lysys Ltd.(4)

10.2 Loan Agreement, dated September 22, 1998, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association. (5)

10.3 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(5)

10.4 Security Agreement, dated September 22, 1998, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(5)

10.5 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(5)

10.6 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(5)

10.7 Agreement, dated as of August 27, 1998, between Pacific Aerospace & Electronics, Inc., Liviakis Financial Communications, Inc. and Robert
           B. Prag.(4)

27.        Financial Data Schedule. (5)

-----------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996.

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 1998.
(5)  Filed with this report.


b.   Reports on Form 8-K.

The Company filed with the Commission the following Current Reports on Form 8-K during the quarter ended August 31, 1998:

     (i) A Current Report on Form 8-K, dated July 10, 1998 reporting the Company's acquisition of ESC, effective as of March 1998, and an amendment on Form 8-K/A, dated August 26, 1998, filing the consolidated financial statements of ESC and its subsidiary for (1) the two years ended March 31, 1997 and March 31, 1996, and (2) the nine-month periods ended December 31, 1997 and December 31, 1996; and

     (ii) A Current Report on Form 8-K, dated August 14, 1998, reporting the Aeromet Acquisition, together with (1) the audited financial statements of Aeromet for the two years ended December 31, 1997 and December 31, 1996, and (2) the unaudited pro forma financial data of the Company for the year ended May 31, 1998, as if the Aeromet Acquisition had occurred on June 1, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PACIFIC AEROSPACE & ELECTRONICS, INC.


                             DONALD A. WRIGHT
Date: October 13, 1998       -------------------------------------
                             Donald A. Wright
                             President, Chief Executive Officer, and
                             Chairman of the Board
                             (Principal Executive Officer)


                             NICK A. GERDE
Date: October 13, 1998       -------------------------------------
                             Nick A. Gerde
                             Vice President Finance, Chief Financial
                             Officer and Treasurer
                             (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number     Document
-------    --------

2.1 Share Acquisition Agreement, dated July 1, 1998, by and between Charles Baynes plc, Westpark Limited, Pacific Aerospace & Electronics
           (UK) Limited, and Pacific Aerospace & Electronics, Inc.(1)

3.1        Articles of Incorporation of Pacific Aerospace & Electronics, Inc.(2)

3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Preferred, as corrected. (3)

3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Preferred. (4)

3.4        Bylaws of Pacific Aerospace & Electronics, Inc.(2)

4.1        Form of specimen certificate for the Series B Preferred.(4)

4.2 Form of Common Stock Purchase Warrant issued to holders of the Series B Preferred.(4)

4.3 Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company's Series B Preferred.(4)

4.4 Registration Rights Agreement, dated May 15, 1998 between Pacific Aerospace & Electronics, Inc. and the holders of the Series B Preferred.(4)

4.5 Purchase Agreement, dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(1)

4.6 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(1)

4.7        Form of Global Note of Pacific Aerospace & Electronics, Inc.(1)

4.8 Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(1)

10.1 Placement Agreement, dated March 25, 1998, as amended May 15, 1998, between Pacific Aerospace & Electronics, Inc. and Lysys Ltd.(4)

10.2 Loan Agreement, dated September 22, 1998, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association. (5)

10.3 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(5)

10.4 Security Agreement, dated September 22, 1998, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(5)

10.5 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(5)

10.6 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(5)

10.7 Agreement, dated as of August 27, 1998, between Pacific Aerospace & Electronics, Inc., Liviakis Financial Communications, Inc. and Robert
           B. Prag.(4)

27.        Financial Data Schedule. (5)

-----------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996.
(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 1998.
(5)  Filed with this report.