Form 10-Q/A
period 1998-08-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 1998-10-15
CIK 790023

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FORM 10-Q
                  First Quarters Ended August 31, 1998 and 1997

                                                           Quarters Ended
                                                           --------------
                                                    August 31,       August 31,
                                                       1998             1997
                                                    Unaudited        Unaudited
                                                  -------------    -------------
NET SALES                                         $ 19,178,000     $ 11,776,000
COST OF SALES                                       14,504,000        8,793,000
                                                  ------------     ------------
GROSS PROFIT                                         4,674,000        2,983,000
OPERATING EXPENSES                                   3,776,000        2,007,000
                                                  ------------     ------------
INCOME FROM OPERATIONS                                 898,000          976,000
                                                  ------------     ------------
OTHER INCOME AND EXPENSE
   Interest income                                     226,000           19,000
   Interest expense                                 (1,069,000)        (130,000)
   Other                                            (6,721,000)           8,000
                                                  ------------     ------------
                                                    (7,564,000)        (103,000)
NET INCOME (LOSS) BEFORE FEDERAL INCOME TAX         (6,666,000)         873,000
PROVISION FOR FEDERAL INCOME TAXES (BENEFIT)         2,255,000          (62,000)
                                                  ------------     ------------
NET INCOME (LOSS)                                 $ (4,411,000)    $    811,000
                                                  ============     ============

NET INCOME (LOSS) PER SHARE:
   BASIC                                          $      (0.29)    $       0.07
   DILUTED                                        $      (0.29)    $       0.07
SHARES USED IN COMPUTATION OF NET INCOME
(LOSS) PER SHARE:
   BASIC                                            15,421,375       11,718,000
   DILUTED                                          15,421,375       11,718,000

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

The following summary, prepared on a pro forma basis, presents the unaudited consolidated condensed results of operations of the Company, as if the Aeromet acquisition was made as of the first day of the quarterly period being reported and the comparable period in the previous year.

                                                        Quarter ended August 31
                                                              (unaudited)
                                                        -----------------------
                                                           1998        1997
                                                        ----------   ----------
                                                            (in thousands)
Net sales . . . . . . . . . . . . . . . . . . . . . .   $  28,760    $  23,916
Net income (loss) . . . . . . . . . . . . . . . . . .   $  (5,469)   $  (1,049)
Net income (loss) per share:
    Basic . . . . . . . . . . . . . . . . . . . . . .   $   (0.36)   $   (0.09)
    Diluted . . . . . . . . . . . . . . . . . . . . .   $   (0.36)   $   (0.09)


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

     The Company originally valued the Orca Shares on its balance sheet at $5,014,000. Due to decreases in the trading price of Orca's common stock on the Nasdaq SmallCap Market, the Company recorded unrealized losses on the Orca Shares, included in shareholders' equity, of $436,000 as of May 31, 1998. On August 31, 1998, the Company recorded a charge of approximately $2.3 million to reduce the value of its investment in Orca Common Stock to $2.7 million, due to an other-than-temporary decrease in the traded market price and value of Orca common stock, certain guaranties by the Company of Orca liabilities, and poorer than expected operating results and cash flows which arose in August and in subsequent months. The Company had also reserved $250,000 of the Orca

Note in the fourth quarter of fiscal 1998, and during August, the Company reserved the remaining balance of $700,000. As of October 12, 1998, Orca was three months past due on the interest payments due on the Orca Note and on its lease payments to the Company. The Company has demanded full payment of the past due amounts from Orca. The Company is also currently negotiating for the release of its guaranty of Orca's equipment lease.

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

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 1998.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on October 13, 1998.


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


                             PACIFIC AEROSPACE & ELECTRONICS, INC.


                             DONALD A. WRIGHT
Date: October 15, 1998       -------------------------------------
                             Donald A. Wright
                             President, Chief Executive Officer, and
                             Chairman of the Board
                             (Principal Executive Officer)


                             NICK A. GERDE
Date: October 15, 1998       -------------------------------------
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

27.        Financial Data Schedule. (5)

-----------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996.
(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 1998.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on October 13, 1998.