Form 10-Q
period 1998-11-30
PACIFIC AEROSPACE & ELECTRONICS INC
filed 1999-01-08
CIK 790023

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the quarterly period
                             ended November 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 5, 1999, there were 18,580,265 shares outstanding of the Company's Common Stock, par value $.001 per share.

                         PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets - November 30, 1998 and May 31, 1998

Consolidated Statements of Operations - Second Quarters and Six Months Ended November 30, 1998 and 1997

Consolidated Statements of Cash Flow - Six Months Ended November 30, 1998 and
1997

Management's Statement and Notes to Unaudited Consolidated Financial Statements
- Second Quarters and Six Months Ended November 30, 1998 and 1997

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    FORM 10-Q
                       November 30, 1998 and May 31, 1998

                                                                     November 30,                   May 31,
                                                                            1998                      1998
ASSETS                                                                (Unaudited)                 (Audited)
                                                                     ------------              ------------
CURRENT ASSETS
   Cash                                                              $ 16,392,000              $ 11,461,000
   Accounts receivable                                                 21,327,000                 9,375,000
   Inventories                                                         27,065,000                16,184,000
   Deferred income taxes                                                  519,000                   386,000
   Prepaid expense and other                                            1,449,000                   272,000
                                                                     ------------              ------------
             Total current assets                                      66,752,000                37,678,000
                                                                     ------------              ------------

PROPERTY AND EQUIPMENT, NET                                            46,283,000                26,335,000
                                                                     ------------              ------------

OTHER ASSETS
  Note receivable, net                                                          -                   700,000
  Investment, net                                                       2,719,000                 4,579,000
  Costs in excess of NBV of acquired subsidiaries, net                 42,894,000                 6,515,000
  Patents, net                                                          1,178,000                 1,229,000
  Deferred income taxes                                                 1,583,000                   222,000
  Deferred financing costs, net                                         5,366,000                   856,000
  Other assets                                                            604,000                   466,000
                                                                     ------------              ------------
               Total other assets                                      54,344,000                14,567,000
                                                                     ------------              ------------

TOTAL ASSETS                                                         $167,379,000              $ 78,580,000
                                                                     ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $ 12,303,000              $  6,748,000
   Accrued liabilities                                                  7,748,000                 2,587,000
   Current portion - long-term debt                                       886,000                 1,027,000
   Current portion - capital lease obligations                            629,000                   206,000
   Line of credit                                                               -                 1,511,000
                                                                     ------------              ------------
                Total current liabilities                              21,566,000                12,079,000
                                                                     ------------              ------------

LONG-TERM LIABILITIES
  Long-term debt, net of current portion                               80,884,000                 9,059,000
  Capital leases, net of current portion                                1,738,000                   941,000
  Deferred rent and other                                                 317,000                   359,000
                                                                     ------------              ------------
                 Total long-term liabilities                           82,939,000                10,359,000
                                                                     ------------              ------------

TOTAL LIABILITIES                                                     104,505,000                22,438,000
                                                                     ------------              ------------

SHAREHOLDERS' EQUITY
   Convertible preferred stock                                                  -                         -
   Common stock                                                            19,000                    15,000
   Additional paid in capital                                          70,781,000                57,830,000
   Accumulated other comprehensive income (loss)                          326,000                 (436,000)
   Accumulated deficit                                                (8,252,000)               (1,267,000)
                                                                     ------------              ------------
                  Total shareholders' equity                           62,874,000                56,142,000
                                                                     ------------              ------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                           $167,379,000              $ 78,580,000
                                                                     ============              ============


        The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FORM 10-Q
         Second Quarters and Six Months Ended November 30, 1998 and 1997


                                                 Second Quarters Ended                    Six Months Ended

                                             November 30,       November 30,       November 30,       November 30,
                                                    1998               1997               1998               1997
                                              (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                             -----------        -----------        -----------        -----------
NET SALES                                    $30,477,000        $12,427,000        $49,655,000        $24,203,000

COST OF SALES
   Inventory impairment                        1,600,000                  -          1,600,000                  -
   Other cost of sales                        24,055,000          9,084,000         38,559,000         17,876,000
                                             -----------        -----------        -----------        -----------
     TOTAL COST OF SALES                      25,655,000          9,084,000         40,159,000         17,876,000
                                             -----------        -----------        -----------        -----------

GROSS PROFIT                                   4,822,000          3,343,000          9,496,000          6,327,000

OPERATING EXPENSES                             4,355,000          2,151,000          8,131,000          4,158,000
                                             -----------        -----------        -----------        -----------

INCOME FROM OPERATIONS                           467,000          1,192,000          1,365,000          2,169,000
                                             -----------        -----------        -----------        -----------

OTHER INCOME AND EXPENSE
     Interest income                             137,000             28,000            363,000             46,000
     Interest expense                         (2,683,000)          (199,000)        (3,752,000)          (329,000)
     Other income (expense)                     (196,000)            16,000         (6,917,000)            23,000
                                             -----------        -----------        -----------        -----------
                                              (2,742,000)          (155,000)       (10,306,000)          (260,000)
                                             -----------        -----------        -----------        -----------

NET INCOME (LOSS) BEFORE FEDERAL
INCOME TAX                                    (2,275,000)         1,037,000         (8,941,000)         1,909,000

INCOME TAX BENEFIT (EXPENSE)                    (300,000)          (207,000)         1,955,000           (269,000)
                                             -----------        -----------        -----------        -----------

NET INCOME (LOSS)                            $(2,575,000)       $   830,000        $(6,986,000)       $ 1,640,000
                                             ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER SHARE:
        BASIC                                $     (0.15)       $      0.07        $     (0.43)       $      0.14
        DILUTED                              $     (0.15)       $      0.07        $     (0.43)       $      0.14

SHARES USED IN COMPUTATION OF NET
INCOME (LOSS) PER SHARE:

        BASIC                                 16,731,000         11,903,105         16,073,000         11,814,219
        DILUTED                               16,731,000         11,903,105         16,073,000         11,814,219


              The accompanying notes are an integral part of these
                       consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    FORM 10-Q
                   Six Months Ended November 30, 1998 and 1997


                                               November 30,        November 30,
                                                      1998                1997
                                                (Unaudited)         (Unaudited)
                                              ------------        ------------
CASH FLOW FROM OPERATING
ACTIVITIES:
        Net cash from
        operating activities                  $   (184,000)       $  1,516,000

CASH FLOW FROM INVESTING
ACTIVITIES:
    Purchase of property and                    (3,592,000)         (4,170,000)
    equipment
    Reduction in notes receivable                        -              36,000
    Acquisition of subsidiaries                (29,012,000)                  -
    Purchase of goodwill                       (40,134,000)                  -
    Proceeds from certificate of
    deposit                                              -           1,000,000
    Purchase of  short term
    investments                                          -            (836,000)
     Increase in notes receivable                        -          (5,808,000)
                                              ------------        ------------
        Net cash from investing
        activities                             (72,738,000)         (9,778,000)
                                              ------------        ------------

CASH FLOW FROM FINANCING
ACTIVITIES:
    Net borrowings (repayments)
    under line of credit                        (1,511,000)            452,000
    Proceeds from long-term debt                72,622,000           5,820,000
    Payments on long term debt and
    capital leases                              (4,824,000)         (1,000,000)
    Sale of common stock, net of
    issuance costs                               4,838,000           2,240,000
    Sale of preferred stock, net
    of issuance costs                            6,707,000                   -
    Sale of convertible
    debentures, net of issuance
    costs                                                -           5,426,000
    Conversion of purchase warrants                      -             740,000
    Other changes, net                                   -             (20,000)
                                              ------------        ------------
         Net cash from financing
         activities                             77,832,000          13,658,000
                                              ------------        ------------

NET CHANGE IN CASH                               4,910,000           5,396,000

CASH AT BEGINNING OF PERIOD                     11,461,000           3,048,000
EFFECT OF EXCHANGE RATES ON CASH                    21,000                   -
                                              ------------        ------------

CASH AT END OF PERIOD                         $ 16,392,000        $  8,444,000
                                              ============        ============

SUPPLEMENTAL CASH FLOW:
     Cash paid during the period for:
          Interest                            $    708,000        $    257,000
          Income taxes                             411,000             246,000
     Noncash investing and
     financing activities:
         Seller financed
         acquisition of property,                  290,000                   -
         plant and equipment

             PACIFIC AEROSPACE & ELECTORINCS, INC. AND SUBSIDIARIES
                           MANAGEMENT'S STATEMENT AND
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    FORM 10-Q
         Second Quarters and Six Months Ended November 30, 1998 and 1997


Management's Statement
----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position as of November 30, 1998 and May 31, 1998, the consolidated results of operations for the quarters and six months ended November 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended November 30, 1998 and 1997. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended May 31, 1998 and 1997.

The results of operations for the quarters and six months ended November 30, 1998 and 1997 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Note 1:  Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (Statement 130), which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by Statement 130 in its annual financial statements for the year ending May 31, 1999. The Company's total comprehensive income (loss) for the quarters and six months ended November 30, 1998 and 1997 was $(3,380,000), $(6,224,000), $830,000, and $1,640,000, respectively.
Components of comprehensive income (loss) are as follows:

                                                       Quarters Ended November 30,    Six Months Ended November 30,
                                                      ----------------------------    ----------------------------
                                                              1998            1997            1998            1997
                                                      ------------    ------------    ------------    ------------
Net income (loss)                                     $ (2,575,000)   $    830,000    $ (6,986,000)   $  1,640,000
Other comprehensive income (loss):
   Foreign currency translation                         (1,220,000)              -         494,000               -
   Income tax benefit (expense)                            415,000               -        (168,000)              -
   Adjustment for unrealized loss on investment                  -               -         436,000               -
                                                      ------------    ------------    ------------    ------------
      Total other comprehensive income (loss)             (805,000)              -         762,000               -
                                                      ------------    ------------    ------------    ------------
Comprehensive income (loss)                           $ (3,380,000)   $    830,000    $ (6,224,000)   $  1,640,000
                                                      ============    ============    ============    ============

Note 2:  Computations of Earnings per Share

The Company has adopted SFAS No. 128, Earnings Per Share (Statement 128). In accordance with Statement 128, basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Due to the net loss during the quarter and six months ended November 30, 1998, the same number of shares were used to compute both basic and diluted earnings per share.

Note 3:  Aeromet Acquisition

On July 30, 1998, the Company's indirect wholly-owned subsidiary, Pacific Aerospace and Electronics (U.K.) Limited, closed the purchase of Aeromet International PLC ("Aeromet") pursuant to a Share Acquisition Agreement. In consideration for the purchase, the Company paid the seller 42 million pounds sterling (or approximately US $69 million) in cash. Aeromet is located in the United Kingdom.

At the purchase date, the total purchase price of Aeromet including capitalized costs of the acquisition was $72.7 million, including $32.6 million in net assets (current assets of $30.6 million; property plant and equipment of $18.1 million; current liabilities of $14.5 million; long term liabilities of $1.7 million) and resultant goodwill of $40.1 million. Accounting policies at Aeromet have been conformed to generally accepted accounting principles consistent with those of the Company. Goodwill is being amortized over 40 years. Step-up in the valuation of property, plant and equipment to fair market value is being amortized over the estimated useful lives of the assets, generally 7 to 10 years. For balance sheet purposes, the Company has translated UK valuations to US dollars for Aeromet using the translation at the balance sheet date. For statement of operations purposes, the revenues and expenses have been reported at average transaction rates on a monthly basis. Income tax rates have been estimated at the prevailing rates in the UK. The Company has also filed a Form 8-K with corresponding disclosures on August 14, 1998.

The following summary, prepared on a pro forma basis, presents the unaudited consolidated condensed results of operations of the Company, as if the Aeromet acquisition was made as of the first day of the quarter and six months being reported and the comparable periods in the previous year.

                                                       Quarters Ended November 30,    Six Months Ended November 30,
                                                      ----------------------------    ----------------------------
                                                              1998            1997            1998            1997
                                                      ------------    ------------    ------------    ------------
                                                                (in thousands, except per share amounts)
Net sales                                             $     30,477    $     25,581    $     59,237    $     49,497
Net income (loss)                                     $     (2,575)   $        106    $     (8,044)   $       (943)
Net income (loss) per share:
      Basic                                           $       (.15)   $        .01    $       (.50)   $       (.08)
      Diluted                                         $       (.15)   $        .01    $       (.50)   $       (.08)

These pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the Aeromet acquisition been consummated as of the dates indicated, nor are they intended to indicate results that may occur in the future.

Note 4:  Inventories

Components of inventories are as follows:

                                             November 30,             May 31,
                                                    1998                1998
                                          --------------      --------------
Raw materials                             $    8,009,000      $    5,789,000
Work in progress                              13,566,000           5,683,000
Finished goods                                 5,490,000           4,712,000
                                          --------------      --------------
          Total                           $   27,065,000      $   16,184,000
                                          --------------      --------------

Note 5:  Investment

At November 30, 1998, the Company's investment in the common stock of a public company, determined in accordance with Statement of Financial Accounting Standards No. 115, is shown net of a reserve for additional loss exposure related to the Company's guarantee of certain debt of the public company and other related matters.

Note 6:  Consolidating Condensed Financial Statements

The following financial statements present consolidating condensed financial information of the Company for the indicated periods. The Company's senior subordinated notes, which were used to finance the Aeromet acquisition in July 1998, were issued by the parent corporation, Pacific Aerospace & Electronics, Inc., and have been guaranteed by all of its domestic subsidiaries, which are wholly-owned by the parent corporation. The guarantor subsidiaries have fully and unconditionally guaranteed this debt on a joint and several basis. This debt is not guaranteed by the Company's foreign subsidiaries, which consist of Aeromet and two related holding companies. There are no significant contractual restrictions on the distribution of funds from the guarantor subsidiaries to the parent corporation. The consolidating condensed financial information is presented in lieu of separate financial statements and other disclosures of the guarantor subsidiaries, as management has determined that such information is not material to investors.

                      Pacific Aerospace & Electronics, Inc.
                      Consolidating Condensed Balance Sheet
                                November 30, 1998


                                                                                         NON-
                                                                   GUARANTOR        GUARANTOR
                                                     PARENT     SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                               ------------     ------------     ------------     -------------     ------------
ASSETS
------

CURRENT ASSETS
        Cash and cash equivalents              $  9,939,000     $  3,382,000     $  3,071,000     $           -     $ 16,392,000
        Accounts receivable, net                          -        7,565,000       14,269,000          (507,000)      21,327,000
        Inventories                                       -       14,793,000       12,272,000                 -       27,065,000
        Other                                       922,000          340,000          706,000                 -        1,968,000
                                               ------------     ------------     ------------     -------------     ------------
            Total current assets                 10,861,000       26,080,000       30,318,000          (507,000)      66,752,000

PROPERTY, PLANT, AND EQUIPMENT, net               4,802,000       23,623,000       17,858,000                 -       46,283,000

OTHER ASSETS
        Costs in excess of net book value
        of acquired subsidiaries, net                     -        2,822,000       40,072,000                 -       42,894,000
        Investment in subsidiaries               54,128,000                -                -       (54,128,000)               -
        Investment in common stock, net           2,719,000                -                -                 -        2,719,000
        Intercompany note and loan receivable    61,637,000                -           85,000       (61,722,000)               -
        Other                                     9,007,000          663,000         (939,000)                -        8,731,000
                                               ------------     ------------     ------------     -------------     ------------
            Total other assets                  127,491,000        3,485,000       39,218,000      (115,850,000)      54,344,000
                                               ------------     ------------     ------------     -------------     ------------

TOTAL ASSETS                                   $143,154,000     $ 53,188,000     $ 87,394,000     $(116,357,000)    $167,379,000
                                               ============     ============     ============     =============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
        Accounts payable                       $    585,000     $  3,720,000     $  8,505,000     $    (507,000)    $ 12,303,000
        Current portion of long-term debt           123,000          763,000                -                 -          886,000
        Other                                     3,027,000          824,000        4,526,000                 -        8,377,000
                                               ------------     ------------     ------------     -------------     ------------
            Total current liabilities             3,735,000        5,307,000       13,031,000          (507,000)      21,566,000

LONG-TERM LIABILITIES
        Long-term debt, net of current portion   76,460,000        4,424,000                -                 -       80,884,000
        Intercompany note and loan payable           85,000       24,137,000       37,500,000       (61,722,000)               -
        Other                                             -        1,170,000          885,000                 -        2,055,000
                                               ------------     ------------     ------------     -------------     ------------
            Total long-term liabilities          76,545,000       28,792,000       38,385,000       (61,722,000)      82,939,000

SHAREHOLDERS' EQUITY
        Convertible preferred stock                       -                -                -                  -               -
        Common stock                                 19,000       21,546,000       35,268,000       (56,814,000)          19,000
        Additional paid-in capital               70,781,000                -                -                  -      70,781,000
        Accumulated other comprehensive income      326,000                -          326,000          (326,000)         326,000
        Retained earnings (accumulated
        deficit)                                 (8,252,000)      (3,396,000)         384,000          3,012,000      (8,252,000)
                                               ------------     ------------     ------------     -------------     ------------
            Total shareholders' equity           62,874,000       18,150,000       35,978,000       (54,128,000)      62,874,000
                                               ------------     ------------     ------------     -------------     ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           $143,154,000     $ 53,188,000     $ 87,394,000     $(116,357,000)    $167,379,000
                                               ============     ============     ============     =============     ============

                      Pacific Aerospace & Electronics, Inc.
                      Consolidating Condensed Balance Sheet
                                  May 31, 1998


                                                                                         NON-
                                                                   GUARANTOR        GUARANTOR
                                                     PARENT     SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                               ------------     ------------     ------------     -------------     ------------
ASSETS
------

CURRENT ASSETS
        Cash and cash equivalents              $  9,398,000     $  2,063,000                -     $           -     $ 11,461,000
        Accounts receivable, net                          -        9,608,000                -          (233,000)       9,375,000
        Inventories                                       -       16,184,000                -                 -       16,184,000
        Other                                        12,000          646,000                -                 -          658,000
                                               ------------     ------------     ------------     -------------     ------------
            Total current assets                  9,410,000       28,501,000                -          (233,000)      37,678,000

PROPERTY, PLANT, AND EQUIPMENT, net               3,464,000       22,871,000                -                 -       26,335,000

OTHER ASSETS
        Costs in excess of net book value                 -        6,515,000                -                 -        6,515,000
        of acquired subsidiaries, net
        Investment in subsidiaries               21,452,000                -                -       (21,452,000)               -
        Investment in common stock, net           4,579,000                -                -                 -        4,579,000
        Intercompany loan receivable             19,764,000                -                -       (19,764,000)               -
        Other                                     2,852,000          621,000                -                 -        3,473,000
                                               ------------     ------------     ------------     -------------     ------------
            Total other assets                   48,808,000        6,975,000                -       (41,216,000)      14,567,000
                                               ------------     ------------     ------------     -------------     ------------

TOTAL ASSETS                                   $ 61,682,000     $ 58,347,000                -     $ (41,449,000)    $ 78,580,000
                                               ============     ============     ============     =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
        Accounts payable                           $927,000     $  6,054,000                -     $    (233,000)    $  6,748,000
        Current portion of long-term debt            24,000        1,003,000                -                 -        1,027,000
        Other                                       623,000        3,681,000                -                 -        4,304,000
                                               ------------     ------------     ------------     -------------     ------------
            Total current liabilities             1,413,000       10,899,000                -          (233,000)      12,079,000

LONG-TERM LIABILITIES
        Long-term debt, net of current            4,127,000        4,932,000                -                 -        9,059,000
        portion
        Intercompany loan payable                         -       19,764,000                -       (19,764,000)               -
        Other                                             -        1,300,000                -                 -        1,300,000
                                               ------------     ------------     ------------     -------------     ------------
            Total long-term liabilities           4,127,000       25,996,000                -       (19,764,000)      10,359,000

SHAREHOLDERS' EQUITY
        Convertible preferred stock                       -                -                -                 -                -
        Common stock                                 15,000                -                -                 -           15,000
        Additional paid-in capital               57,830,000       21,546,000                -       (21,546,000)      57,830,000
        Accumulated other comprehensive loss       (436,000)               -                -                 -         (436,000)
        Retained earnings (accumulated deficit)  (1,267,000)         (94,000)               -            94,000       (1,267,000)
                                               ------------     ------------     ------------     -------------     ------------
            Total shareholders' equity           56,142,000       21,452,000                -       (21,452,000)      56,142,000
                                               ------------     ------------     ------------     -------------     ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           $ 61,682,000     $ 58,347,000                -     $ (41,449,000)    $ 78,580,000
                                               ============     ============     ============     =============     ============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Operations
                     For the quarter ended November 30, 1998


                                                                                         NON-
                                                                   GUARANTOR        GUARANTOR
                                                     PARENT     SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                               ------------     ------------     ------------     -------------     ------------
Net sales                                      $          -     $ 14,925,000     $ 16,098,000     $    (546,000)    $ 30,477,000
Cost of sales                                             -       13,099,000       13,102,000          (546,000)      25,655,000
                                               ------------     ------------     ------------     -------------     ------------

      Gross profit                                        -        1,826,000        2,996,000                 -        4,822,000

Operating expenses                                1,057,000        2,779,000        1,080,000          (561,000)       4,355,000
                                               ------------     ------------     ------------     -------------     ------------

      Income (loss) from operations              (1,057,000)        (953,000)       1,916,000           561,000          467,000

Other income (expense)
      Parent's share of subsidiaries'
      net income                                 (1,156,000)               -                -         1,156,000                -
      Interest expense                           (2,533,000)        (143,000)      (1,413,000)        1,406,000       (2,683,000)
      Other                                       2,171,000         (263,000)               -        (1,967,000)         (59,000)
                                               ------------     ------------     ------------     -------------     ------------
           Total other income (expense)          (1,518,000)        (406,000)      (1,413,000)          595,000       (2,742,000)
                                               ------------     ------------     ------------     -------------     ------------

      Income (loss) before income taxes          (2,575,000)      (1,359,000)         503,000         1,156,000       (2,275,000)

Income tax benefit (expense)                              -                -         (300,000)                -         (300,000)
                                               ------------     ------------     ------------     -------------     ------------

           Net income (loss)                     (2,575,000)      (1,359,000)         203,000         1,156,000       (2,575,000)

Other comprehensive income (loss)
      Foreign currency translation, net of tax     (805,000)               -         (805,000)          805,000         (805,000)
                                               ------------     ------------     ------------     -------------     ------------
           Total other comprehensive income        (805,000)               -         (805,000)          805,000         (805,000)
           (loss)
                                               ------------     ------------     ------------     -------------     ------------
Comprehensive income (loss)                    $ (3,380,000)    $ (1,359,000)    $   (602,000)    $   1,961,000     $ (3,380,000)
                                               ============     ============     ============     =============     ============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Operations
                     For the quarter ended November 30, 1997


                                                                                         NON-
                                                                   GUARANTOR        GUARANTOR
                                                     PARENT     SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                               ------------     ------------     ------------     -------------     ------------
Net sales                                      $          -     $ 12,623,000                -     $    (196,000)    $ 12,427,000
Cost of sales                                             -        9,280,000                -          (196,000)       9,084,000
                                               ------------     ------------     ------------     -------------     ------------

      Gross profit                                        -        3,343,000                -                 -        3,343,000

Operating expenses                                  641,000        1,961,000                -          (451,000)       2,151,000
                                               ------------     ------------     ------------     -------------     ------------

      Income from operations                       (641,000)       1,382,000                -           451,000        1,192,000

Other income (expense)
      Parent's share of subsidiaries' net income    914,000                -                -          (914,000)               -
      Interest expense                              (76,000)        (123,000)               -                 -         (199,000)
      Other                                         480,000           15,000                -          (451,000)          44,000
                                               ------------     ------------     ------------     -------------     ------------
          Total other income (expense)            1,318,000         (108,000)               -        (1,365,000)        (155,000)
                                               ------------     ------------     ------------     -------------     ------------

      Income before income taxes                    677,000        1,274,000                -          (914,000)       1,037,000

Income tax benefit (expense)                        153,000         (360,000)               -                 -         (207,000)
                                               ------------     ------------     ------------     -------------     ------------

      Net income                                    830,000          914,000                -          (914,000)         830,000

Other comprehensive income (loss)                         -                -                -                 -                -
                                               ------------     ------------     ------------     -------------     ------------

Comprehensive income                           $    830,000     $    914,000                -     $    (914,000)    $    830,000
                                               ============     ============     ============     =============     ============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Operations
                   For the six months ended November 30, 1998


                                                                                         NON-
                                                                   GUARANTOR        GUARANTOR
                                                     PARENT     SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                               ------------     ------------     ------------     -------------     ------------
Net sales                                      $          -     $ 30,206,000     $ 20,559,000     $  (1,110,000)    $ 49,655,000
Cost of sales                                             -       24,503,000       16,766,000        (1,110,000)      40,159,000
                                               ------------     ------------     ------------     -------------     ------------

       Gross profit                                       -        5,703,000        3,793,000                 -        9,496,000

Operating expenses                                1,790,000        5,916,000        1,553,000        (1,128,000)       8,131,000
                                               ------------     ------------     ------------     -------------     ------------

       Income (loss) from operations             (1,790,000)        (213,000)       2,240,000         1,128,000        1,365,000

Other income (expense)
       Parent's share of subsidiaries'
       net loss                                  (2,920,000)               -                -         2,920,000                -
       Interest expense                          (3,412,000)        (326,000)      (1,420,000)        1,406,000       (3,752,000)
       Other                                       (262,000)      (3,767,000)           9,000        (2,534,000)      (6,554,000)
                                               ------------     ------------     ------------     -------------     ------------
          Total other income (expense)           (6,594,000)      (4,093,000)      (1,411,000)        1,792,000      (10,306,000)
                                               ------------     ------------     ------------     -------------     ------------

       Income (loss) before income taxes         (8,384,000)      (4,306,000)         829,000         2,920,000       (8,941,000)

Income tax benefit (expense)                      1,398,000        1,002,000         (445,000)                -        1,955,000
                                               ------------     ------------     ------------     -------------     ------------

       Net income (loss)                         (6,986,000)      (3,304,000)         384,000         2,920,000       (6,986,000)

Other comprehensive income (loss)
       Foreign currency translation, net of tax     326,000                -          326,000          (326,000)         326,000
       Adjustment for unrealized loss
         on investment                              436,000                -                -                 -          436,000
                                               ------------     ------------     ------------     -------------     ------------
          Total other comprehensive
            income (loss)                           762,000                -          326,000          (326,000)         762,000
                                               ------------     ------------     ------------     -------------     ------------

Comprehensive income (loss)                    $ (6,224,000)    $ (3,304,000)    $    710,000     $   2,594,000     $ (6,224,000)
                                               ============     ============     ============     =============     ============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Operations
                   For the six months ended November 30, 1997


                                                                                         NON-
                                                                   GUARANTOR        GUARANTOR
                                                     PARENT     SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                               ------------     ------------     ------------     -------------     ------------
Net sales                                      $          -     $ 24,514,000                -     $    (311,000)    $ 24,203,000
Cost of sales                                             -       18,187,000                -          (311,000)      17,876,000
                                               ------------     ------------     ------------     -------------     ------------

      Gross profit                                        -        6,327,000                -                 -        6,327,000

Operating expenses                                1,101,000        3,868,000                -          (811,000)       4,158,000
                                               ------------     ------------     ------------     -------------     ------------

      Income (loss) from operations              (1,101,000)       2,459,000                -           811,000        2,169,000

Other income (expense)
      Parent's share of subsidiaries'
      net income                                  1,867,000                -                -        (1,867,000)               -
      Interest expense                             (100,000)        (229,000)               -                 -         (329,000)
      Other                                         857,000           23,000                -          (811,000)          69,000
                                               ------------     ------------     ------------     -------------     ------------
         Total other income (expense)             2,624,000         (206,000)               -        (2,678,000)        (260,000)
                                               ------------     ------------     ------------     -------------     ------------

      Income before income taxes                  1,523,000        2,253,000                -        (1,867,000)       1,909,000

Income tax benefit (expense)                        117,000         (386,000)               -                 -         (269,000)
                                               ------------     ------------     ------------     -------------     ------------

      Net income                                  1,640,000        1,867,000                -        (1,867,000)       1,640,000

Other comprehensive income (loss)                         -                -                -                 -                -
                                               ------------     ------------     ------------     -------------     ------------

Comprehensive income                           $  1,640,000     $  1,867,000                -     $  (1,867,000)    $  1,640,000
                                               ============     ============     ============     =============     ============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Cash Flows
                   For the six months ended November 30, 1998


                                                                                         NON-
                                                                   GUARANTOR        GUARANTOR
                                                     PARENT     SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                               ------------     ------------     ------------     -------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net cash provided by (used in)            $ (2,748,000)    $  1,080,000     $    187,000     $   1,297,000     $   (184,000)
     operating activities

CASH FLOW FROM INVESTING ACTIVITIES:
     Acquisition of property, plant
       and equipment                               (779,000)      (2,327,000)        (486,000)                -       (3,592,000)
     Acquisition of subsidiaries                (69,146,000)               -                -                 -      (69,146,000)
     Other changes, net                          (6,869,000)               -        3,027,000         3,842,000                -
                                               ------------     ------------     ------------     -------------     ------------
          Net cash provided by (used in)        (76,794,000)      (2,327,000)       2,541,000         3,842,000      (72,738,000)
          investing activities

CASH FLOW FROM FINANCING ACTIVITIES:
     Payments on long-term debt and              (4,084,000)        (727,000)         (13,000)                -       (4,824,000)
     capital leases
     Proceeds from long-term debt                72,622,000                -                -                 -       72,622,000
     Proceeds from sale of common stock,          4,838,000                -                -                 -        4,838,000
     net
     Proceeds from sale of preferred              6,707,000                -                -                 -        6,707,000
     stock, net
     Other changes, net                                            3,293,000          335,000        (5,139,000)      (1,511,000)
                                               ------------     ------------     ------------     -------------     ------------
          Net cash provided by (used in)         80,083,000        2,566,000          322,000        (5,139,000)      77,832,000
          financing activities
                                               ------------     ------------     ------------     -------------     ------------
NET CHANGE IN CASH                                  541,000        1,319,000        3,050,000                 -        4,910,000
CASH AT BEGINNING OF PERIOD                       9,398,000        2,063,000                -                 -       11,461,000
EFFECT OF EXCHANGE RATES ON CASH                          -                -           21,000                 -           21,000
                                               ------------     ------------     ------------     -------------     ------------
CASH AT END OF PERIOD                          $  9,939,000     $  3,382,000     $  3,071,000     $           -     $ 16,392,000
                                               ============     ============     ============     =============     ============
SUPPLEMENTAL CASH FLOW:
     Cash paid during the period for:
          Interest                             $    360,000     $    335,000     $     13,000     $           -     $    708,000
          Income taxes                              100,000                -          311,000                 -          411,000
     Noncash investing and financing
     activities:
          Seller financed acquisition of            128,000          162,000                -                 -          290,000
          property, plant and equipment

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Cash Flows
                   For the six months ended November 30, 1997


                                                                                         NON-
                                                                   GUARANTOR        GUARANTOR
                                                     PARENT     SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                               ------------     ------------     ------------     -------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net cash provided by (used in)
      operating activities                     $    (99,000)    $  2,721,000                -     $  (1,106,000)    $  1,516,000

CASH FLOW FROM INVESTING ACTIVITIES:
      Acquisition of property, plant and         (1,874,000)      (2,296,000)               -                 -       (4,170,000)
      equipment
      Issuance of notes receivable               (5,808,000)               -                -                 -       (5,808,000)
      Other changes, net                             21,000         (650,000)                           829,000          200,000
                                               ------------     ------------     ------------     -------------     ------------
           Net cash provided by (used            (7,661,000)      (2,946,000)               -           829,000       (9,778,000)
           in) investing activities

CASH FLOW FROM FINANCING ACTIVITIES:
      Payments on long-term debt and
      capital leases                               (125,000)       1,930,000                -                 -       (1,000,000)
      Proceeds from long-term debt and
      convertible notes                           9,316,000        1,943,000                -                 -       11,246,000
      Proceeds from sale of common
      stock, net                                  2,240,000                -                -                 -        2,240,000
      Other changes, net                            857,000           38,000                -           277,000        1,172,000
                                               ------------     ------------     ------------     -------------     ------------
           Net cash provided by (used            12,288,000        1,093,000                -           277,000       13,658,000
           in) financing activities

NET CHANGE IN CASH                                4,528,000          868,000                -                 -        5,396,000

CASH AT BEGINNING OF PERIOD                       2,063,000          985,000                -                 -        3,048,000
EFFECT OF EXCHANGE RATES ON CASH                          -                -                -                 -                -
                                               ------------     ------------     ------------     -------------     ------------

CASH AT END OF PERIOD                          $  6,591,000     $  1,853,000                -     $           -     $  8,444,000
                                               ============     ============     ============     =============     ============
SUPPLEMENTAL CASH FLOW:
      Cash paid during the period for:
           Interest                            $     24,000     $    233,000                -     $           -     $    257,000
           Income taxes                             246,000                -                -                 -          246,000

Inventories consist of the following:

                                              November 30,             May 31,
                                                     1998                1998
                                           --------------      --------------

Guarantor subsidiaries
       Raw materials                       $    4,551,000      $    5,789,000
       Work in progress                         5,447,000           5,683,000
       Finished goods                           4,795,000           4,712,000
                                           --------------      --------------
                                           $   14,793,000      $   16,184,000
                                           ==============      ==============


Non-guarantor subsidiaries
       Raw materials                       $    3,458,000                   -
       Work in progress                         8,119,000                   -
       Finished goods                             695,000                   -
                                           --------------      --------------
                                           $   12,272,000                   -
                                           ==============      ==============

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

     In July 1998, the Company acquired Aeromet International plc ("Aeromet"), a British limited company (the "Aeromet Acquisition"). Aeromet is a manufacturer of magnesium and aluminum precision sand and investment castings, and of titanium and aluminum formed sheet products, with five locations in England. The Aeromet Acquisition will have a significant effect on the Company's future operations and on comparisons of income, expense and balance sheet items in periods after fiscal 1998. The Company's financial results for the six months ended November 30, 1998 include only four months of operations of Aeromet.

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

     The Company's operations focus on developing, manufacturing and marketing high performance electronics and metal components and assemblies. The Company's electronics products are characterized by relatively low volumes and high margins. In comparison, volumes have historically been higher and margins lower for the Company's metals products. The Company believes that margins will remain higher for electronic products than for its metals products. Assembled products incorporating both electronics and metal parts are expected to generate margins closer to, but not as high as, electronics product margins. As a result of margin differences, changes in product mix among its electronics, assembled and metals products can be expected to affect overall margins for the Company.

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

Results of Operations

Quarter Ended November 30, 1998 Compared to Quarter Ended November 30, 1997

     Net Sales. Net sales increased by $18.1 million, or 146%, to $30.5 million for the quarter ended November 30, 1998, from $12.4 million for the quarter ended November 30, 1997. This increase included increases in both its aerospace industry group net sales (a $16.0 million increase) and its electronics industry group net sales (a $2.0 million increase). The increase in the Company's net sales to the aerospace industry was attributable to the inclusion of three months of Aeromet sales which were offset slightly by slowdowns in delivery of Boeing orders. Boeing is slowing the timetable of deliveries to better match its production schedule. The Company expects that this slowdown could continue into the third and fourth quarters of this fiscal year. The increase in the Company's net sales to the electronics industry was attributable to the acquisition in February 1998 of Balo Precision Parts, Inc. ("Balo") and the acquisition effective as of March 1998 of Electronic Specialty Corporation ("ESC"). Net sales by Balo, ESC and Aeromet for the second quarter of fiscal 1999 were $1.0 million, $1.1 million, and $16.1 million, respectively.

     Gross Profit. Gross profit increased by $1.5 million, or 45.5%, to $4.8 million for the quarter ended November 30, 1998, from $3.3 million for the quarter ended November 30, 1997. As a percentage of net sales, gross profit decreased to 15.8% for the quarter ended November 30, 1998, from 26.9% for the quarter ended November 30, 1997. This decrease was primarily attributable to (a) the acquisitions of ESC and Aeromet, which have comparatively lower average gross profit margins, and (b) a $1.6 million non-recurring inventory write down at ESC due to discontinuation of an unprofitable product line. The impaired inventory would have been used in certain product lines that are no longer going to be produced at ESC. ESC may be able to incorporate some of the impaired material in continuing products, but only as a substitute for less expensive material. Without ESC and Aeromet, gross profit as a percentage of net sales would have decreased to 26.2% for the quarter ended November 30, 1998, primarily because of increased price competition in the electronics industry group. Gross profit (loss) attributable to Balo, ESC and Aeromet for the second quarter of fiscal 1999 was $0.3 million, $(1.7 million) and $3.0 million, respectively.

     Operating Expenses. Operating expenses increased by $2.2 million, or 100.0%, to $4.4 million for the quarter ended November 30, 1998, from $2.2 million for the quarter ended November 30, 1997. This increase was primarily due to increased levels of operations in the second quarter of fiscal 1999, resulting primarily from acquisitions. As a percentage of net sales, operating expenses decreased to 14.3% for the quarter ended November 30, 1998, from 17.3% for the quarter ended November 30, 1997. This decrease is primarily attributable to the acquisition of Aeromet, which has relatively low operating expenses in relation to net sales. Operating expenses attributable to Balo, ESC and Aeromet for the second quarter of fiscal 1999 were $0.3 million, $0.2 million and $1.1 million, respectively.

     Interest Expense. Interest expense increased by $2.5 million, or 1,250%, to $2.7 million for the quarter ended November 30, 1998, from $0.2 million for the quarter ended November 30, 1997. This increase was primarily due to (a) the debt incurred by the Company to finance the Aeromet Acquisition, (b) the Company's financing of capital equipment purchases, and (c) the bank debt incurred to finance the expansion of the Company's Wenatchee facilities. Interest expense attributable to Balo, ESC and Aeromet for the second quarter of fiscal 1999 was $0.0 million, $0.0 million and $1.4 million, respectively. Aeromet interest expense includes approximately 50% of the interest attributable to the acquisition financing, which has been allocated to Aeromet.

     Other Income (Expense). Other income (expense) represents non-recurring and non-operational income and expense for the period. Other income decreased $213,000 to an other expense of $197,000 for the quarter ended November 30, 1998, from other income of $16,000 for the quarter ended November 30, 1997. Other income (expense) attributable to Balo, ESC, and Aeromet for the second quarter of fiscal 1999 was $0.0 million, $(0.2) million and $0.0 million, respectively.

     Net Income (Loss). Net income decreased by $3.4 million, or 425%, to a net loss of $2.6 million for the quarter ended November 30, 1998, from net income of $0.8 million for the quarter ended November 30, 1997, primarily as a result of losses at ESC and additional interest expense on the financing for the acquisition of Aeromet. Pre-tax net income (loss) attributable to Balo, ESC and Aeromet for the second quarter of fiscal 1999 was $0.1 million, $(2.2) million and $0.5 million, respectively. Aeromet pre-tax net income includes amortization of goodwill, and approximately 50% of the interest expense associated with the acquisition indebtedness.

Six Months Ended November 30, 1998 Compared To Six Months Ended November 30,
1997

     Net Sales. Net sales increased by $25.5 million, or 105.2%, to $49.7 million for the six months ended November 30, 1998, from $24.2 million for the six months ended November 30, 1997. This increase included increases in both the Company's aerospace industry group net sales (a $21.5 million increase) and its electronics industry group net sales (a $4.0 million increase). The increase in the Company's net sales to the aerospace industry was attributable to (a) the inclusion of four months of Aeromet sales, and (b) increases in the first quarter of production at Boeing which increased its demand for the Company's precision cast and machined products. However, Boeing began slowing the timetable for deliveries of product during the second quarter of fiscal 1999 to better match its production schedule. This slowdown negatively affected revenue in the aerospace industry group during the quarter ended November 30, 1998. The Company expects that the slowdown could continue to negatively affect net sales for the aerospace group in the third and fourth quarters of fiscal 1999. The increase in the Company's net sales to the electronics industry was primarily attributable to the acquisition in February 1998 of Balo and the acquisition effective as of March 1998 of ESC. Net sales by Balo, ESC and Aeromet for the first six months of fiscal 1999 were $1.9 million, $2.2 million, and $20.6 million, respectively.

     Gross Profit. Gross profit increased by $3.2 million, or 50.8%, to $9.5 million for the six months ended November 30, 1998, from $6.3 million for the six months ended November 30, 1997. As a percentage of net sales, gross profit decreased to 19.1% for the six months ended November 30, 1998, from 26.1% for the six months ended November 30, 1997. This decrease was primarily attributable to (a) the acquisitions of ESC and Aeromet, which have comparatively lower average gross profit margins and (b) a $1.6 million non-recurring write down of impaired inventory at ESC. The impaired inventory would have been used in certain product lines that are no longer going to be produced at ESC. ESC may be able to incorporate some of the impaired material in continuing products, but only as a substitute for less expensive material. Without ESC and Aeromet, gross profit as a percentage of net sales would have increased to 28.3% for the six months ended November 30, 1998, primarily because of improved efficiencies from the development of manufacturing processes and in-house production capabilities that had previously been purchased from outside vendors, and because of capital investments in equipment and production capabilities. Gross profit (loss) attributable to Balo, ESC and Aeromet for the first six months of fiscal 1999 was $0.4 million, $(1.9) million and $3.8 million, respectively.

     Operating Expenses. Operating expenses increased by $4.0 million, or 97.6%, to $8.1 million for the six months ended November 30, 1998, from $4.1 million for the six months ended November 30, 1997. This increase was primarily due to increased levels of operations in fiscal 1999 resulting primarily from acquisitions. As a percentage of net sales, operating expenses decreased to 16.4% for the six months ended November 30, 1998, from 17.2% for the six months ended November 30, 1997. This decrease is primarily attributable to the acquisition of Aeromet, which had lower than average operating expenses in relation to net sales. Operating expenses attributable to Balo, ESC and Aeromet for the first six months of fiscal 1999 were $0.8 million, $0.5 million and $1.2 million, respectively.

     Interest Expense. Interest expense increased by $3.4 million, or 1,042.3%, to $3.7 million for the six months ended November 30, 1998, from $0.3 million for the six months ended November 30, 1997. This increase was primarily due to
(a) the debt incurred by the Company to finance the Aeromet Acquisition, (b) the Company's financing of capital equipment purchases, and (c) the debt incurred to finance the expansion of the Company's Wenatchee facilities. Interest expense attributable to Balo, ESC and Aeromet for the first six months of fiscal 1999 was $0.0 million, $0.1 million and $1.4 million, respectively. Interest expense for Aeromet includes approximately 50% of the interest associated with the acquisition financing, which has been allocated to Aeromet.

     Other Income (Expense). Other income (expense) represents non-recurring and non-operational income and expense for the period. Other income decreased $6.9 million to an other expense of $6.9 million for the six months ended November 30, 1998. This decrease in other income was primarily due to: (a) a $3,581,000 write-down during the quarter ended August 31, 1998 in connection with ESC, and
(b) a $3,103,000 write-down during the quarter ended August 31, 1998 of the Company's investment in and guarantees related to Orca Technologies, Inc. ("Orca"). The Company is presently considering its options regarding its investments in ESC and Orca, and additional losses in the future are reasonably possible. The Company is also exploring its potential remedies under the ESC purchase agreement. Other income (expense) attributable to Balo, ESC (exclusive of the write-down discussed above), and Aeromet for the first six months of fiscal 1999 was $0.1 million, $(0.3) million and $0.0 million, respectively.

     Net Income (Loss). Net income decreased by $8.6 million, or 537.5%, to a net loss of $7.0 million for the six months ended November 30, 1998, from net income of $1.6 million for the six months ended November 30, 1997, primarily as a result of (a) the ESC goodwill, ESC impaired inventory, and Orca write-downs, and (b) the operating losses at Balo and ESC. Pre-tax net income (loss) attributable to Balo, ESC and Aeromet for the first six months of fiscal 1999 was $(0.3) million, $(6.4) million and $0.8 million, respectively. Aeromet pre-tax net income includes amortization of goodwill and approximately 50% of the interest expense associated with the acquisition indebtedness.

     Deferred Tax Assets. At November 30, 1998, the Company had net deferred tax assets of $2.1 million, the realization of which is dependent on material increases over present levels of pre-tax income and capital gains, primarily in the United States. The Company expects to achieve these increases through (a) continued integration, cross selling, and operational efficiencies of its businesses, including Aeromet, and (b) future asset sales. A deferred tax asset was recognized during the quarter ended August 31, 1998, however, no deferred tax asset was recognized during the quarter ended November 30, 1998.

Liquidity and Capital Resources

     Financing Activities. During the quarter ended November 30, 1998, the Company completed a private placement of 2,585,000 shares of common stock, generating net cash of approximately $4.8 million. See "Significant Events During Quarter -- Fall 1998 Common Stock Offering." Cash generated by this financing transaction was offset by payments on long-term debt and capital leases of $4.5 million during the quarter.

     The Company's primary banking relationships include a revolving line of credit up to $6.3 million for the Company's U.S. operations, a revolving line of credit up to approximately $7.5 million (4.5 million pounds sterling) for Aeromet's operations, a term loan of approximately $700,000 for building improvements, and a term loan of $1.2 million for the construction of the Company's headquarters building. Currently both revolving lines of credit are unused.

     Capital Expenditures and Commitments. The Company made capital expenditures of $2.0 million during the second quarter of fiscal 1999. The expenditures were for the completion of the new corporate headquarters, and for capital improvements and equipment at various manufacturing sites.

     The Company's Balo subsidiary closed the purchase of its manufacturing facility, which Balo had previously been renting, for a purchase price of approximately $1.1 million in early December 1998. Also in early December 1998, the Company's Aeromet America, Inc. subsidiary purchased substantially all the assets of Lyden Castparts, Inc. ("Lyden") from a related party. The purchase price consisted of approximately $642,000 of Lyden's liabilities which the Company paid off, plus approximately $300,000 in assumed liabilities consisting primarily of trade payables. The Company is currently negotiating an agreement that would give it the option to purchase three parcels of land that make up the majority of its Wenatchee campus from the Port of Chelan County for $5.4 million. Upon execution of that agreement, the Company anticipates that the purchase of the first parcel would close in January 1999. If the Company exercises its options to purchase both of the remaining two parcels, the purchase of the second parcel is expected to close by August 31, 1999 and the third is expected to close by June 10, 2000. In connection with the

Aeromet Acquisition, the Company entered into an Option Agreement with Charles Baynes plc, which grants the Company a one-year option to purchase three of the facilities currently leased by Aeromet.

     As of November 30, 1998, the Company had no other material commitments outstanding for purchases of additional capital assets.

     Working Capital. The Company's working capital, as of November 30, 1998 and May 31, 1998 was $45.2 million and $25.6 million, respectively. The increase in working capital at November 30, 1998 over May 31, 1998 was primarily the result of the Aeromet Acquisition and the associated financing, the sale of the Series B Convertible Preferred Stock, and the sale of common stock.

     Future Capital Requirements. The Company believes that the net proceeds from its fall 1998 common stock offering, plus cash from operations, will be sufficient to meet the Company's operating cash requirements and to fund budgeted capital expenditures for fiscal 1999. The Company may, however, decide to seek additional financing in the future to fund capital expenditures after fiscal 1999, fund possible acquisition opportunities, or to fund the eventual redemption or repayment of the notes used to finance the Aeromet acquisition.

     Foreign Currency Translation. With the acquisition of Aeromet, whose functional currency is the British Pound Sterling, the Company translates the activity of Aeromet into U.S. Dollars on a monthly basis. The balance sheet of Aeromet is translated using the exchange rate as of the date of the balance sheet. For purposes of the statement of operations and statement of cash flows, the Company uses the weighted average exchange rate for the period. The value of the Company's assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. The Company is in the process of developing a comprehensive foreign currency hedging policy but has not entered into any hedging activity as of November 30, 1998.

     The Company does not expect any material changes in the results of operations or in operating procedures due to the conversion to the "Euro" by eleven countries in the European Union on January 1, 1999. The Company expects to continue to transact business using primarily the U.S. Dollar and the British Pound Sterling.

Significant Events During Quarter

     Reduction of Long-Term Debt. During September 1998, the Company paid off a note in the amount of $4.0 million. In connection with the payoff the Company accelerated recognition of $160,000 of related loan fees, which is included in interest expense for the second quarter of fiscal 1999.

     Fall 1998 Common Stock Offering. In November 1998, the Company closed an offering (the "Offering") of 2,585,000 shares of Common Stock to five accredited investors for aggregate offering proceeds of $5,170,000 before expenses, in a transaction exempt from registration under Rule 506 under the Securities Act of 1933, as amended. The Company paid $310,200 in commissions in connection with the Offering. The Company has agreed to use its best efforts to file a registration statement within 180 days after the closing date to register the resale of the shares sold in the Offering.

     Proposed Nova-Tech Acquisition. In November 1998, the Company entered into a non-binding letter of intent to acquire NOVA-TECH Engineering, Inc. of Edmonds, Washington ("Nova-Tech") for a purchase price of approximately $7 million in cash and Common Stock. Nova-Tech is a professional engineering group that designs and manufactures specialized manufacturing equipment, primarily for the aerospace industry. Closing of the Nova-Tech acquisition is subject to a number of conditions, including the execution of a definitive agreement, receipt of a letter ruling from the IRS relating to Nova-Tech's employee stock ownership plan, and satisfactory completion of the Company's due diligence review, among other things. Due to these conditions, the Company does not expect to be in a position to close the acquisition until spring or summer of 1999.

Year 2000

     The Company (including Aeromet) is developing and carrying out a comprehensive strategy for updating its information management and manufacturing systems for Year 2000 ("Y2K") compliance. The Company's information technology ("IT") systems include customized and standard software purchased from outside vendors. All software has been identified and is being assessed to determine the extent of renovations required in order to be Y2K compliant. The Company believes that all software will be made Y2K compliant early in the next fiscal year through vendor-provided updates or replacement with other Y2K compliant hardware and software. The Company is in the process of identifying significant non-IT systems which may be impacted by the Y2K problem, including those relating to production, processing and communication equipment and is in the process of determining through inquiries of equipment suppliers, as well as testing of such equipment, the extent of renovations required, if any. The Company believes its Y2K assessment will be completed before the end of the Company's current fiscal year, and that renovation, validation and implementation will be completed early in the next fiscal year.

     The Company is in the process of identifying third parties with which it has a significant relationship that, in the event of a Y2K failure, could have a material impact on the Company's financial position or operating results. The third parties include energy and utility suppliers, creditors, material and product suppliers, communication vendors and the Company's significant customers. These relationships, especially those associated with certain suppliers and customers, are material to the Company, and a Y2K failure by one or more of these parties could result in a material adverse effect on the Company's operating results and financial position. The Company is making inquiries of these third parties to assess their Y2K readiness. The Company expects that this process will continue throughout the current and subsequent fiscal year.

     The Company expects that costs to address Y2K issues will total approximately $250,000, of which approximately $125,000 will be spent in fiscal 1999, with the remainder being spent during fiscal 2000. Costs include salary and benefits for personnel, hardware and software costs, and consulting and travel expenses associated, directly or indirectly, with addressing Y2K issues. Y2K issues have received a high priority within the Company and, as a result, certain other IT projects have been delayed. While such non-Y2K projects are expected to enhance operational efficiencies and improve the quality of information available to management, the delay of such projects is not expected to have a material adverse impact on the Company's operations. Worst case Y2K scenarios could be as insignificant as a minor interruption in production or shipping resulting from unanticipated problems encountered in the IT systems of the Company or any of the significant third parties with whom the Company does business. The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that transactions could be processed manually while IT and other systems are repaired and that such interruptions would have a minor effect on the Company's operations. On the other hand, a worst case Y2K scenario could be as catastrophic as an extended loss of utility service resulting from interruptions at the point of power generation, long-line transmission, or local distribution to the Company's production facilities. Such an interruption could result in an inability to provide products to the Company's customers, resulting in a material adverse effect on the Company's operating results and financial position. The Company is in the process of developing a contingency plan in the event of a catastrophic Y2K problem and expects to have a plan in place early in the next fiscal year.

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

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined what impact SFAS No. 133 will have on its financial position or results of operations when such statement is adopted.

                                     PART II
                                OTHER INFORMATION
                                -----------------

Item 1.  Legal Proceedings

     From time to time the Company is involved in legal proceedings relating to claims arising out of operations in the normal course of business. The Company is not aware of any material legal proceedings pending or threatened against the Company or any of its properties.

Item 2.  Changes in Securities

(a)  None.

(b)  Dividend Payment Restrictions

     In connection with the issuance of its 11 1/4% Senior Subordinated Notes due 2005, the Company is subject to an Indenture that limits the Company's ability to pay dividends, repurchase its equity securities, make certain other kinds of restricted payments, and incur certain indebtedness. The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

(c)  Fall 1998 Common Stock Offering

     In November 1998, the Company closed an offering (the "Offering") of 2,585,000 shares of Common Stock to five accredited investors for aggregate offering proceeds of $5,170,000 before expenses, in a transaction exempt from registration under Rule 506 under the Securities Act of 1933, as amended. The Company paid $310,200 in commissions in connection with the Offering. The Company has agreed to use its best efforts to file a registration statement with 180 days after the closing date to register the resale of the shares sold in the Offering.

Item 3.   Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on October 13, 1998. The shareholders voted upon the following matters at the Annual Meeting:

(a)  Election of Directors

     The following six directors nominated by the Board of Directors were elected to serve as directors of the Company until the 1999 Annual Meeting of
Shareholders:

                                                                                     BROKER
DIRECTOR                                   FOR        AGAINST        ABSTAIN      NON-VOTES
-------------------------------   ------------   ------------   ------------   ------------
Allen W. Dahl                       14,379,985         42,397         52,590              0
Urs Diebold                         14,197,593        224,789         52,590              0
Werner Hafelfinger                  14,198,518        223,864         52,590              0
Dale L. Rasmussen                   14,212,718        209,664         52,590              0
William A. Wheeler                  14,215,718        206,664         52,590              0
Donald A. Wright                    14,219,256        203,126         52,590              0

(b)  Approval of Amended and Restated Independent Director Stock Plan

     The Company's Amended and Restated Independent Director Stock Plan, as described in the Company's proxy materials for the Annual Meeting, was approved by the following vote:

     For                       13,276,326
     Against                    1,079,034
     Abstain                      119,612
     Broker Non-Votes                   0
     Total                     14,474,972

(c)  Ratification of KPMG Peat Marwick LLP as the Company's Independent Auditor

     The selection of KPMG Peat Marwick LLP as the Company's independent auditor was ratified by the following vote:

     For                       14,361,317
     Against                       56,073
     Abstain                       57,582
     Broker Non-Votes                   0
     Total                     14,474,972

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number        Document
-------       --------

3.1           Articles of Incorporation of Pacific Aerospace & Electronics, Inc.
              (1)
3.2           Amendment to Articles of Incorporation containing Designation of
              Rights and Preferences of Series A Convertible Preferred Stock, as
              corrected. (2)
3.3           Amendment to Articles of Incorporation containing Designation of
              Rights and Preferences of Series B Convertible Preferred Stock.
              (3)
3.4           Bylaws of Pacific Aerospace & Electronics, Inc. (1)
4.1           Form of specimen certificate for the Series B Preferred.(3)
4.2           Form of Common Stock Purchase Warrant issued to holders of the
              Series B Preferred.(3)
4.3           Securities Purchase Agreement, dated May 15, 1998, between Pacific
              Aerospace & Electronics, Inc. and the purchasers of the Company's
              Series B Preferred.(3)
4.4           Registration Rights Agreement, dated May 15, 1998 between Pacific
              Aerospace & Electronics, Inc. and the holders of the Series B
              Preferred.(3)
4.5           Purchase Agreement, dated as of July 23, 1998, between Pacific
              Aerospace & Electronics, Inc., Balo Precision Parts, Inc.,
              Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc.,
              Electronic Specialty Corporation, Morel Industries, Inc.,
              Northwest Technical Industries, Inc., Pacific Coast Technologies,
              Inc., Seismic Safety Products, Inc., PA&E International, Inc. and
              Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities
              Inc.(4)
4.6           Indenture dated as of July 30, 1998, between Pacific Aerospace &
              Electronics, Inc., Balo Precision Parts, Inc., Cashmere
              Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic
              Specialty Corporation, Morel Industries, Inc., Northwest Technical
              Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety
              Products, Inc., PA&E International, Inc. and IBJ Schroder Bank &
              Trust Company.(4)
4.7           Form of Global Note of Pacific Aerospace & Electronics, Inc.(4)
4.8           Registration Rights Agreement, dated as of July 30, 1998, between
              Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc.,
              Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc.,
              Electronic Specialty Corporation, Morel Industries, Inc.,
              Northwest Technical Industries, Inc., Pacific Coast Technologies,
              Inc., Seismic Safety Products, Inc., PA&E International, Inc. and
              Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities
              Inc.(4)
10.1          Loan Agreement, dated September 22, 1998, between Pacific
              Aerospace & Electronics, Inc. and KeyBank National Association.
              (5)
10.2          Promissory Note, dated September 22, 1998, from Pacific Aerospace
              & Electronics, Inc. to KeyBank National Association.(5)
10.3          Security Agreement, dated September 22, 1998, between Pacific
              Aerospace & Electronics, Inc. and KeyBank National Association.(5)
10.4          Promissory Note, dated September 30, 1998, from Pacific Aerospace
              & Electronics, Inc. to KeyBank National Association.(5)
10.5          Deed of Trust, dated September 30, 1998, between Pacific Aerospace
              & Electronics, Inc., KeyBank National Association and Land Title
              Company, Chelan-Douglas County, Inc.(5)
10.6          Condominium Purchase and Sale Agreement, dated as of November 7,
              1998, between Pacific Aerospace & Electronics, Inc. and Donald A.
              Wright. (6)
27            Financial Data Schedule. (6)

--------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 1998.
(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998
(5) Incorporated by reference to the Company's Quarterly Report on 10-Q filed on October 13, 1998.
(6)  Filed with this report.


b.   Reports on Form 8-K.

     The Company filed with the Commission the following Current Report on Form 8-K during the quarter ended November 30, 1998:

     On September 21, 1998, the Company filed Amendment No. 2 to the Current Report on Form 8-K, dated July 10, 1998, reporting the Company's acquisition of ESC, effective as of March 1998, as previously amended by an amendment on Form 8-K/A, dated August 26, 1998, filing the consolidated financial statements of ESC and its subsidiary for (1) the two years ended March 31, 1997 and March 31, 1996, and (2) the nine-month periods ended December 31, 1997 and December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PACIFIC AEROSPACE & ELECTRONICS, INC.


Date: January 8, 1999                /s/ DONALD A. WRIGHT
                                     -----------------------------------------
                                     Donald A. Wright
                                     President, Chief Executive Officer, and
                                     Chairman of the Board
                                     (Principal Executive Officer)



Date: January 8, 1999                /s/ NICK A. GERDE
                                     -----------------------------------------
                                     Nick A. Gerde
                                     Vice President Finance, Chief Financial
                                     Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number        Document
-------       --------

3.1           Articles of Incorporation of Pacific Aerospace & Electronics, Inc.
              (1)
3.2           Amendment to Articles of Incorporation containing Designation of
              Rights and Preferences of Series A Convertible Preferred Stock, as
              corrected. (2)
3.3           Amendment to Articles of Incorporation containing Designation of
              Rights and Preferences of Series B Convertible Preferred Stock.
              (3)
3.4           Bylaws of Pacific Aerospace & Electronics, Inc. (1)
4.1           Form of specimen certificate for the Series B Preferred.(3)
4.2           Form of Common Stock Purchase Warrant issued to holders of the
              Series B Preferred.(3)
4.3           Securities Purchase Agreement, dated May 15, 1998, between Pacific
              Aerospace & Electronics, Inc. and the purchasers of the Company's
              Series B Preferred.(3)
4.4           Registration Rights Agreement, dated May 15, 1998 between Pacific
              Aerospace & Electronics, Inc. and the holders of the Series B
              Preferred.(3)
4.5           Purchase Agreement, dated as of July 23, 1998, between Pacific
              Aerospace & Electronics, Inc., Balo Precision Parts, Inc.,
              Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc.,
              Electronic Specialty Corporation, Morel Industries, Inc.,
              Northwest Technical Industries, Inc., Pacific Coast Technologies,
              Inc., Seismic Safety Products, Inc., PA&E International, Inc. and
              Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities
              Inc.(4)
4.6           Indenture dated as of July 30, 1998, between Pacific Aerospace &
              Electronics, Inc., Balo Precision Parts, Inc., Cashmere
              Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic
              Specialty Corporation, Morel Industries, Inc., Northwest Technical
              Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety
              Products, Inc., PA&E International, Inc. and IBJ Schroder Bank &
              Trust Company.(4)
4.7           Form of Global Note of Pacific Aerospace & Electronics, Inc.(4)
4.8           Registration Rights Agreement, dated as of July 30, 1998, between
              Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc.,
              Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc.,
              Electronic Specialty Corporation, Morel Industries, Inc.,
              Northwest Technical Industries, Inc., Pacific Coast Technologies,
              Inc., Seismic Safety Products, Inc., PA&E International, Inc. and
              Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities
              Inc.(4)
10.1          Loan Agreement, dated September 22, 1998, between Pacific
              Aerospace & Electronics, Inc. and KeyBank National Association.
              (5)
10.2          Promissory Note, dated September 22, 1998, from Pacific Aerospace
              & Electronics, Inc. to KeyBank National Association.(5)
10.3          Security Agreement, dated September 22, 1998, between Pacific
              Aerospace & Electronics, Inc. and KeyBank National Association.(5)
10.4          Promissory Note, dated September 30, 1998, from Pacific Aerospace
              & Electronics, Inc. to KeyBank National Association.(5)
10.5          Deed of Trust, dated September 30, 1998, between Pacific Aerospace
              & Electronics, Inc., KeyBank National Association and Land Title
              Company, Chelan-Douglas County, Inc.(5)
10.6          Condominium Purchase and Sale Agreement, dated as of November 7,
              1998, between Pacific Aerospace & Electronics, Inc. and Donald A.
              Wright. (6)
27            Financial Data Schedule. (6)

--------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 1998.
(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998
(5) Incorporated by reference to the Company's Quarterly Report on 10-Q filed on October 13, 1998.
(6)  Filed with this report.