Form 10-Q
period 1999-02-28
PACIFIC AEROSPACE & ELECTRONICS INC
filed 1999-04-07
CIK 790023

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended February 28, 1999

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from _________________ to __________________

                         Commission File Number: 0-26088


                      PACIFIC AEROSPACE & ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)


              Washington                                    91-1744587
    (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                     Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 1, 1999, there were 18,753,506 shares outstanding of the Company's Common Stock, par value $.001 per share.

                         PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets - February 28, 1999 and May 31, 1998

Consolidated Statements of Operations - Third Quarters and Nine Months Ended February 28, 1999 and 1998

Consolidated Statements of Cash Flow - Nine Months Ended February 28, 1999 and 1998

Management's Statement and Notes to Unaudited Consolidated Financial Statements
- Third Quarters and Nine Months Ended February 28, 1999 and 1998

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    FORM 10-Q
                       February 28, 1999 and May 31, 1998

                                                             February 28,            May 31,
                                                                    1999               1998
                     ASSETS                                   (Unaudited)          (Audited)
-------------------------------------------------            ------------       ------------
CURRENT ASSETS
   Cash                                                      $  7,599,000       $ 11,461,000
   Accounts receivable                                         21,314,000          9,375,000
   Inventories                                                 26,851,000         16,184,000
   Deferred income taxes                                          516,000            386,000
   Prepaid expenses and other                                   1,429,000            272,000
                                                             ------------       ------------
         Total current assets                                  57,709,000         37,678,000
                                                             ------------       ------------

PROPERTY AND EQUIPMENT, NET                                    47,784,000         26,335,000
                                                             ------------       ------------

OTHER ASSETS
  Note receivable, net                                                  -            700,000
  Investment                                                    1,145,000          4,579,000
  Costs in excess of net book value of acquired
     subsidiaries, net                                         41,589,000          6,515,000
  Patents, net                                                  1,153,000          1,229,000
  Deferred income taxes                                         3,155,000            222,000
  Deferred financing costs, net                                 5,233,000            856,000
  Other assets                                                    635,000            466,000
                                                             ------------       ------------
         Total other assets                                    52,910,000         14,567,000
                                                             ------------       ------------

TOTAL ASSETS                                                 $158,403,000       $ 78,580,000
                                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------
CURRENT LIABILITIES
   Accounts payable                                          $ 10,033,000       $  6,748,000
   Accrued liabilities                                          5,734,000          2,587,000
   Current portion - long-term debt                             1,184,000          1,027,000
   Current portion - capital lease obligations                    359,000            206,000
   Lines of credit                                                      -          1,511,000
                                                             ------------       ------------
         Total current liabilities                             17,310,000         12,079,000
                                                             ------------       ------------

LONG-TERM LIABILITIES
  Long-term debt, net of current portion                       80,600,000          9,059,000
  Capital leases, net of current portion                        1,648,000            941,000
  Deferred rent and other                                         285,000            359,000
                                                             ------------       ------------
         Total long-term liabilities                           82,533,000         10,359,000
                                                             ------------       ------------

TOTAL LIABILITIES                                              99,843,000         22,438,000
                                                             ------------       ------------

SHAREHOLDERS' EQUITY
   Convertible preferred stock                                          -                  -
   Common stock                                                    19,000             15,000
   Additional paid-in capital                                  70,790,000         57,830,000
   Accumulated other comprehensive income (loss)               (2,707,000)          (436,000)
   Accumulated deficit                                         (9,542,000)        (1,267,000)
                                                             ------------       ------------
                  Total shareholders' equity                   58,560,000         56,142,000
                                                             ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $158,403,000       $ 78,580,000
                                                             ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FORM 10-Q
         Third Quarters and Nine Months Ended February 28, 1999 and 1998


                                                      Third Quarters Ended             Nine Months Ended
                                                  ----------------------------    ----------------------------
                                                  February 28,    February 28,    February 28,    February 28,
                                                         1999            1998            1999            1998
                                                   (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                  ------------    ------------    ------------    ------------
NET SALES                                         $ 27,248,000    $ 12,783,000    $ 76,903,000    $ 36,987,000
COST OF SALES
   Inventory impairment                                      -               -       1,600,000               -
   Other cost of sales                              22,446,000       9,137,000      61,005,000      26,964,000
                                                  ------------    ------------    ------------    ------------
     TOTAL COST OF SALES                            22,446,000       9,137,000      62,605,000      26,964,000
                                                  ------------    ------------    ------------    ------------

GROSS PROFIT                                         4,802,000       3,646,000      14,298,000      10,023,000

OPERATING EXPENSES                                   4,143,000       2,368,000      12,274,000       6,568,000
                                                  ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                 659,000       1,278,000       2,024,000       3,455,000
                                                  ------------    ------------    ------------    ------------

OTHER INCOME AND EXPENSE
     Interest income                                   107,000          55,000         470,000         101,000
     Interest expense                               (2,548,000)       (197,000)     (6,300,000)       (526,000)
     Other income (expense)                             68,000      (1,012,000)     (6,850,000)       (997,000)
                                                  ------------    ------------    ------------    ------------
                                                    (2,373,000)     (1,154,000)    (12,680,000)     (1,422,000)
                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE
FEDERAL INCOME TAXES                                (1,714,000)        124,000     (10,656,000)      2,033,000

PROVISION FOR FEDERAL INCOME TAXES                     429,000       1,128,000       2,384,000         859,000
                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                 $ (1,285,000)   $  1,252,000    $ (8,272,000)   $  2,892,000
                                                  ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE:
        BASIC                                     $      (0.07)   $       0.10    $      (0.49)   $       0.24
        DILUTED                                   $      (0.07)   $       0.09    $      (0.49)   $       0.23

SHARES USED IN COMPUTATION OF
     NET INCOME (LOSS) PER SHARE:
        BASIC                                       18,591,000      12,422,000      16,903,000      11,704,000
        DILUTED                                     18,591,000      13,441,000      16,903,000      12,370,000


The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FORM 10-Q
                  Nine Months Ended February 28, 1999 and 1998


                                                                  February 28,       February 28,
                                                                         1999               1998
                                                                   (Unaudited)        (Unaudited)
                                                                  ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net cash provided by (used in) operating
        activities                                                $ (5,062,000)      $  1,119,000
                                                                  ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                             (6,640,000)        (5,812,000)
     Reduction in notes receivable                                           -            125,000
     Acquisition of subsidiaries                                   (29,012,000)        (2,250,000)
     Purchase of goodwill                                          (40,232,000)                 -
     Proceeds from certificate of deposit                                    -          1,000,000
     Purchase of investment                                                  -           (837,000)
     Increase in notes receivable                                            -         (5,808,000)
     Other changes, net                                                      -            230,000
                                                                  ------------       ------------
          Net cash used in investing activities                    (75,884,000)       (13,352,000)
                                                                  ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net repayments under lines of credit                           (1,511,000)                 -
     Proceeds from long-term debt                                   72,622,000          6,135,000
     Payments on long-term debt and capital leases                  (5,367,000)        (1,561,000)
     Sale of common stock, net of issuance costs                     4,872,000          2,223,000
     Sale of preferred stock, net of issuance costs                  6,683,000            (93,000)
     Sale of convertible debentures, net of issuance costs                   -          5,367,000
     Conversion of purchase warrants                                         -          1,309,000
     Other changes, net                                                      -            129,000
                                                                  ------------       ------------
            Net cash provided by financing activities               77,299,000         13,509,000
                                                                  ------------       ------------

NET CHANGE IN CASH                                                  (3,647,000)         1,276,000

CASH AT BEGINNING OF PERIOD                                         11,461,000          3,048,000
EFFECT OF EXCHANGE RATES ON CASH                                      (215,000)                 -
                                                                  ------------       ------------

CASH AT END OF PERIOD                                             $  7,599,000       $  4,324,000
                                                                  ============       ============

SUPPLEMENTAL CASH FLOW:
     Noncash operating expenses related to:
          Depreciation                                            $  3,925,000       $  1,162,000
          Amortization                                                 910,000            209,000
     Cash paid during the period for:
          Interest                                                   5,393,000            321,000
          Income taxes                                                 411,000            246,000
     Noncash investing and financing activities:
          Seller-financed acquisition of property, plant
            and equipment                                              290,000                  -


The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           MANAGEMENT'S STATEMENT AND
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    FORM 10-Q
         Third Quarters and Nine Months Ended February 28, 1999 and 1998


Management's Statement
----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position as of February 28, 1999 and May 31, 1998, the consolidated results of operations for the quarters and nine months ended February 28, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended February 28, 1999 and 1998. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended May 31, 1998 and 1997.

The results of operations for the quarters and nine months ended February 28, 1999 and 1998 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Note 1:  Comprehensive Income
         --------------------

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (Statement 130), which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by Statement 130 in its annual financial statements for the year ending May 31, 1999. The Company's total comprehensive income (loss) for the quarters and nine months ended February 28, 1999 and 1998 was $(4,318,000), $(10,543,000), $1,252,000, and $2,892,000, respectively.
Components of comprehensive income (loss) are as follows:

                                                  Quarters Ended February 28,      Nine Months Ended February 28,
                                                 -----------------------------     -----------------------------
                                                         1999             1998             1999             1998
                                                 ------------     ------------     ------------     ------------
Net income (loss)                                $ (1,285,000)    $  1,252,000     $ (8,272,000)    $  2,892,000
Other comprehensive income (loss):
   Foreign currency translation                    (2,210,000                -       (1,716,000)               -
   Income tax benefit (expense)                       751,000                -          583,000                -
   Adjustment for unrealized loss on
      investment                                   (1,574,000)               -       (1,138,000)               -
                                                 ------------     ------------     ------------     ------------
      Total other comprehensive income (loss)      (3,033,000)               -       (2,271,000)               -
                                                 ------------     ------------     ------------     ------------
Comprehensive income (loss)                      $ (4,318,000)    $  1,252,000     $(10,543,000)    $  2,892,000
                                                 ============     ============     ============     ============

Note 2:  Computations of Earnings per Share
         ----------------------------------

The Company has adopted SFAS No. 128, Earnings Per Share (Statement 128). In accordance with Statement 128 basic earings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Due to the net loss during the third quarter and nine months ended February 28, 1999, the same number of shares were used to compute both basic and diluted earnings per share.

Note 3:  Aeromet Acquisition
         -------------------

On July 30, 1998, the Company's wholly-owned subsidiary, Pacific Aerospace & Electronics (UK) Limited, closed the purchase of Aeromet International plc ("Aeromet") pursuant to a Share Acquisition Agreement. In consideration for the purchase, the Company paid the seller 42 million pounds sterling (or approximately $69 million) in cash.
Aeromet is located in the United Kingdom.

At the purchase date, the total purchase price of Aeromet including capitalized costs of the acquisition, was $72.7 million, including $32.6 million in net assets (current assets of $30.6 million; property plant and equipment of $18.1 million; current liabilities of $14.5 million; long-term liabilities of $1.7 million) and resultant goodwill of $40.1 million. Accounting policies at Aeromet have been conformed to generally accepted accounting principles consistent with the Company. Goodwill is being amortized over 40 years. Step-up in the valuation of property, plant and equipment to fair market value is being amortized over the estimated useful lives of the assets, generally 7 to 10 years. For balance sheet purposes, the Company has translated UK valuations to US dollars for Aeromet using the translation at the balance sheet date. For the statement of operations purposes, the revenues and expenses have been reported at average transaction rates on a monthly basis. Income tax rates have been estimated at the prevailing rates in the UK. The Company has also filed a Form 8-K with corresponding disclosures on August 14, 1998.

The following summary, prepared on a pro forma basis, presents the unaudited consolidated condensed results of operations of the Company, as if the Aeromet acquisition was made as of the first day of the quarterly and nine months being reported and the comparable periods in the previous year.

                                                  Quarters Ended February 28,      Nine Months Ended February 28,
                                                 -----------------------------     -----------------------------
                                                         1999             1998             1999             1998
                                                 ------------     ------------     ------------     ------------
                                                            (in thousands, except per share amounts)
Net sales                                        $     27,248     $     25,689     $     86,485      $    75,186
Net income (loss)                                $     (1,285)    $        (17)    $     (9,329)     $      (960)
Net income (loss) per share:
      Basic                                      $       (.07)    $        .00     $       (.50)     $      (.08)
      Diluted                                    $       (.07)    $        .00     $       (.50)     $      (.08)

The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as of the date indicated nor are they intended to indicate results that may occur in the future.

Note 4:  Inventories
         -----------

Components of inventories are as follows:

                                           February 28,               May 31,
                                                  1999                  1998
                                        --------------        --------------
Raw materials                           $    8,180,000        $    5,789,000
Work in progress                            12,859,000             5,683,000
Finished goods                               5,812,000             4,712,000
                                        --------------        --------------
          Total                         $   26,851,000        $   16,184,000
                                        ==============        ==============

Note 5:  Investment
         ----------

At February 28, 1999, the Company's investment in the common stock of a public company is shown net of an adjustment, resulting from a decline in the market price of the common stock which management considers temporary, in accordance with Statement of Financial Accounting Standards No. 115. The investment is also shown net of a reserve for additional loss exposure related to the Company's guarantee of certain debt of the public company and other related matters.

Note 6:  Subsequent Events
         -----------------

In April 1999, the Company reached a settlement with Deltec Holdings, Inc. ("Deltec Holdings") and certain parties related to Deltec Holdings, with respect to the Company's wholly-owned subsidiary, Electronic Specialty Corporation ("ESC"). As of March 1, 1998, a wholly-owned subsidiary of the Company purchased substantially all of the assets of Deltec Holdings, which was then known as Electronic Specialty Corporation (the "ESC Acquisition"). In consideration for the purchase, the Company delivered to Deltec Holdings $2 million in cash and 923,304 shares of restricted Common Stock. The number of shares issued was determined based on a per share value of $6.4984, which was the average closing price of the Company's Common Stock on the Nasdaq National Market System for the 20 consecutive trading days preceding the closing date.

In June 1998, the Company terminated ESC's president. The Company subsequently became aware of certain differences between ESC's actual financial condition and the financial condition represented by Deltec Holdings in the closing documents. The Company took a number of actions, including reducing ESC's workforce, appointing a new general manager, and reassessing ESC's business opportunities and relationships with customers and suppliers. During the first quarter of fiscal 1999, the Company wrote off its goodwill in ESC in the amount of $3,581,000, and during the second quarter of fiscal 1999, the Company recorded a $1.6 million non-recurring inventory write down at ESC due to discontinuation of an unprofitable product line.

The Company subsequently made claims against Deltec Holdings based on Deltec Holdings' representations and warranties in the Asset Purchase Agreement related to the ESC Acquisition. The parties settled those claims on April 2, 1999, and Deltec Holdings agreed to return to the Company for cancellation 225,000 of the shares of Common Stock that it received as part of the purchase price. The Company expects the share cancellation to be effected no later than April 16, 1999. If the share cancellation had been effected on April 1, 1999, the 18,753,506 shares of Common Stock outstanding on that date would have been reduced to 18,528,506 shares.

Note 7:  Consolidating Condensed Financial Statements
         --------------------------------------------

The following financial statements present consolidating condensed financial information of the Company for the indicated periods. The Company's senior subordinated notes, which were used to finance the Aeromet acquisition in July 1998, were issued by the parent corporation, Pacific Aerospace & Electronics, Inc., and have been guaranteed by all of its domestic subsidiaries, which are wholly owned by the parent corporation. The guarantor subsidiaries have fully and unconditionally guaranteed this debt on a joint and several basis. This debt is not guaranteed by the Company's foreign subsidiaries, which consist of Aeromet and two related holding companies. There are no significant contractual restrictions on the distribution of funds from the guarantor subsidiaries to the parent corporation. The consolidating condensed financial information is presented in lieu of separate financial statements and other disclosures of the guarantor subsidiaries, as management has determined that such information is not material to investors.

                      Pacific Aerospace & Electronics, Inc.
                      Consolidating Condensed Balance Sheet
                                February 28, 1999

                                                             GUARANTOR    NON-GUARANTOR
                                                PARENT    SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                          ------------    ------------    -------------    -------------    ------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents           $  1,434,000    $  2,116,000    $   4,049,000    $           -    $  7,599,000
      Accounts receivable, net                       -       8,114,000       14,013,000         (813,000)     21,314,000
      Inventories                                    -      14,581,000       12,270,000                -      26,851,000
      Other                                  3,218,000         289,000          899,000       (2,461,000)      1,945,000
                                          ------------    ------------    -------------    -------------    ------------
          Total current assets               4,652,000      25,100,000       31,231,000       (3,274,000)     57,709,000

PROPERTY, PLANT, AND EQUIPMENT, net          5,925,000      24,861,000       16,998,000                -      47,784,000

OTHER ASSETS
      Costs in excess of net book value
          of acquired subsidiaries, net              -       2,864,000       38,725,000                -      41,589,000
      Investment in subsidiaries            54,414,000               -                -      (54,414,000)              -
      Investment in common stock, net        1,145,000               -                -                -       1,145,000
      Intercompany note and loan
          receivable                        63,344,000               -           85,000      (63,429,000)              -
      Other                                  9,728,000         615,000         (167,000)               -      10,176,000
                                          ------------    ------------    -------------    -------------    ------------
          Total other assets               128,631,000       3,479,000       38,643,000     (117,843,000)     52,910,000
                                          ------------    ------------    -------------    -------------    ------------

TOTAL ASSETS                              $139,208,000    $ 53,440,000    $  86,872,000    $(121,117,000)   $158,403,000
                                          ============    ============    =============    =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                    $    375,000    $  3,073,000    $   7,398,000    $    (813,000)   $ 10,033,000
      Current portion of long-term debt        140,000       1,044,000                -                -       1,184,000
      Other                                  3,632,000         750,000        5,899,000       (4,188,000)      6,093,000
                                          ------------    ------------    -------------    -------------    ------------
          Total current liabilities          4,147,000       4,867,000       13,297,000       (5,001,000)     17,310,000

LONG-TERM LIABILITIES
      Long-term debt, net of current
         portion                            76,416,000       4,184,000                -                -      80,600,000
      Intercompany note and loan payable        85,000      25,844,000       37,500,000      (63,429,000)              -
      Other                                          -       1,101,000          832,000                -       1,933,000
                                          ------------    ------------    -------------    -------------    ------------
          Total long-term liabilities       76,501,000      31,129,000       38,332,000      (63,429,000)     82,533,000

SHAREHOLDERS' EQUITY
      Convertible preferred stock                    -               -                -                -               -
      Common stock                              19,000      21,546,000       35,268,000      (56,814,000)         19,000
      Additional paid-in capital            70,790,000               -                -                -      70,790,000
      Accumulated other comprehensive
         loss                               (2,707,000)              -       (1,133,000)       1,133,000      (2,707,000)
      Retained earnings (accumulated
         deficit)                           (9,542,000)     (4,102,000)       1,108,000        2,994,000      (9,542,000)
                                          ------------    ------------    -------------    -------------    ------------
          Total shareholders' equity        58,560,000      17,444,000       35,243,000      (52,687,000)     58,560,000
                                          ------------    ------------    -------------    -------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS'       $139,208,000    $ 53,440,000    $  86,872,000    $(121,117,000)   $158,403,000
                                          ============    ============    =============    =============    ============

                      Pacific Aerospace & Electronics, Inc.
                      Consolidating Condensed Balance Sheet
                                  May 31, 1998

                                                             GUARANTOR    NON-GUARANTOR
                                                PARENT    SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                          ------------    ------------    -------------    -------------    ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents             $  9,398,000    $  2,063,000    $           -    $           -    $ 11,461,000
    Accounts receivable, net                         -       9,608,000                -         (233,000)      9,375,000
    Inventories                                      -      16,184,000                -                -      16,184,000
    Other                                       12,000         646,000                -                -         658.000
                                          ------------    ------------    -------------    -------------    ------------
        Total current assets                 9,410,000      28,501,000                -         (233,000)     37,678,000

PROPERTY, PLANT, AND EQUIPMENT, net          3,464,000      22,871,000                -                -      26,335,000

OTHER ASSETS
    Costs in excess of net book value
        of acquired subsidiaries, net                -       6,515,000                -                -       6,515,000
    Investment in subsidiaries              21,452,000               -                -      (21,452,000)              -
    Investment in common stock, net          4,579,000               -                -                -       4,579,000
    Intercompany loan receivable            19,764,000               -                -      (19,764,000)              -
    Other                                    3,013,000         460,000                -                -       3,473,000
                                          ------------    ------------    -------------    -------------    ------------
        Total other assets                  48,808,000       6,975,000                -      (41,216,000)     14,567,000
                                          ------------    ------------    -------------    -------------    ------------

TOTAL ASSETS                              $ 61,682,000    $ 58,347,000    $           -    $ (41,449,000)   $ 78,580,000
                                          ============    ============    =============    =============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                      $    927,000    $  6,054,000    $           -    $    (233,000)   $  6,748,000
    Current portion of long-term debt           24,000       1,003,000                -                -       1,027,000
    Other                                      462,000       3,842,000                -                -       4,304,000
                                          ------------    ------------    -------------    -------------    ------------
        Total current liabilities            1,413,000      10,899,000                -         (233,000)     12,079,000

LONG-TERM LIABILITIES
    Long-term debt, net of current portion   4,127,000       4,932,000                -                -       9,059,000
    Intercompany loan payable                        -      19,764,000                -      (19,764,000)              -
    Other                                            -       1,300,000                -                -       1,300,000
                                          ------------    ------------    -------------    -------------    ------------
        Total long-term liabilities          4,127,000      25,996,000                -      (19,764,000)     10,359,000

SHAREHOLDERS' EQUITY
    Convertible preferred stock                      -               -                -                -               -
    Common stock                                15,000               -                -                -          15,000
    Additional paid-in capital              57,830,000      21,546,000                -      (21,546,000)     57,830,000
    Accumulated other comprehensive loss      (436,000)              -                -                -        (436,000)
    Retained earnings (accumulated
       deficit)                             (1,267,000)        (94,000)               -           94,000      (1,267,000)
                                          ------------    ------------    -------------    -------------    ------------
        Total shareholders' equity          56,142,000      21,452,000                -      (21,452,000)     56,142,000
                                          ------------    ------------    -------------    -------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                 $ 61,682,000    $ 58,347,000    $           -    $ (41,449,000)   $ 78,580,000
                                          ============    ============    =============    =============    ============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Operations
                     For the quarter ended February 28, 1999


                                                             GUARANTOR    NON-GUARANTOR
                                                PARENT    SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                          ------------    ------------    -------------    -------------    ------------
Net sales                                 $          -    $ 12,749,000    $  15,196,000    $    (697,000)   $ 27,248,000
Cost of sales                                        -      11,018,000       12,125,000         (697,000)     22,446,000
                                          ------------    ------------    -------------    -------------    ------------

    Gross profit                                     -       1,731,000        3,071,000                -       4,802,000

Operating expenses                           1,092,000       2,583,000          919,000         (451,000)      4,143,000
                                          ------------    ------------    -------------    -------------    ------------
    Income (loss) from operations           (1,092,000)       (852,000)       2,152,000          451,000         659,000

Other income (expense)
    Parent's share of subsidiaries net          18,000               -                -          (18,000)              -
    income
    Interest expense                        (2,348,000)       (198,000)      (1,057,000)       1,055,000      (2,548,000)
    Other                                    1,586,000          95,000                -       (1,056,000)        175,000
                                          ------------    ------------    -------------    -------------    ------------
       Total other income (expense)           (744,000)       (103,000)      (1,057,000)        (469,000)     (2,373,000)
                                          ------------    ------------    -------------    -------------    ------------

    Income (loss) before income taxes       (1,836,000)       (955,000)       1,095,000          (18,000)     (1,714,000)

Income tax benefit (expense)                   551,000         249,000         (371,000)               -         429,000
                                          ------------    ------------    -------------    -------------    ------------
    Net income (loss)                       (1,285,000)      (706,000)          724,000          (18,000)     (1,285,000)

Other comprehensive income (loss)
    Foreign currency translation, net
      of tax                                (1,459,000)              -        1,459,000       (1,459,000)     (1,459,000)
    Adjustment for unrealized loss on
       investment                           (1,574,000)              -                -                -      (1,574,000)
                                          ------------    ------------    -------------    -------------    ------------
      Total other comprehensive income
         (loss)                             (3,033,000)              -        1,459,000       (1,459,000)     (3,033,000)
                                          ------------    ------------    -------------    -------------    ------------

    Comprehensive income (loss)           $ (4,318,000)   $   (706,000)   $   2,183,000    $  (1,477,000)   $ (4,318,000)
                                          ============    ============    =============    =============    ============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Operations
                     For the quarter ended February 28, 1998


                                                             GUARANTOR    NON-GUARANTOR
                                                PARENT    SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                          ------------    ------------    -------------    -------------    ------------
Net sales                                 $          -    $ 12,749,000    $           -    $    (196,000)   $ 12,783,000
Cost of sales                                        -       9,333,000                -         (196,000)      9,137,000
                                          ------------    ------------    -------------    -------------    ------------
    Gross profit                                     -       3,646,000                -                -       3,646,000

Operating expenses                             791,000       2,072,000                -         (495,000)      2,368,000
                                          ------------    ------------    -------------    -------------    ------------

    Income (loss) from operations             (791,000)      1,574,000                -          495,000       1,278,000

Other income (expense)
    Parent's share of subsidiaries net
       income                                2,146,000               -                -       (2,146,000)              -
    Interest expense                           (76,000)       (121,000)               -                -        (197,000)
    Other                                     (488,000)         26,000                -         (495,000)       (957,000)
                                          ------------    ------------    -------------    -------------    ------------
       Total other income (expense)          1,582,000         (95,000)               -       (2,641,000)     (1,154,000)
                                          ------------    ------------    -------------    -------------    ------------

    Income (loss) before income taxes          791,000       1,479,000                -       (2,146,000)        124,000

Income tax benefit (expense)                   461,000         667,000                -                -       1,128,000
                                          ------------    ------------    -------------    -------------    ------------
    Net income (loss)                        1,252,000       2,146,000                -       (2,146,000)      1,252,000

Other comprehensive income (loss)
    Foreign currency translation, net
      of tax                                         -               -                -                -               -
    Adjustment for unrealized loss on
      investment                                     -               -                -                -               -
                                          ------------    ------------    -------------    -------------    ------------
      Total other comprehensive income
         (loss)                                      -               -                -                -               -
                                          ------------    ------------    -------------    -------------    ------------

    Comprehensive income (loss)           $  1,252,000    $  2,146,000    $           -    $  (2,146,000)   $  1,252,000
                                          ============    ============    =============    =============    ============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Operations
                   For the nine months ended February 28, 1999


                                                             GUARANTOR    NON-GUARANTOR
                                                PARENT    SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                          ------------    ------------    -------------    -------------    ------------
Net sales                                 $          -    $ 42,955,000    $  35,755,000    $  (1,807,000)   $ 76,903,000
Cost of sales                                        -      35,521,000       28,891,000       (1,807,000)     62,605,000
                                          ------------    ------------    -------------    -------------    ------------

   Gross profit                                      -       7,434,000       6,6864,000                -      14,298,000

Operating expenses                           2,882,000       8,499,000        2,472,000       (1,579,000)     12,274,000
                                          ------------    ------------    -------------    -------------    ------------

   Income (loss) from operations            (2,882,000)     (1,065,000)       4,392,000        1,579,000       2,024,000

Other income (expense)
   Parent's share of subsidiaries net
      loss                                  (2,902,000)              -                -        2,902,000               -
   Interest expense                         (5,760,000)       (524,000)      (2,477,000)       2,461,000      (6,300,000)
   Other                                     1,323,000      (3,672,000)           9,000       (4,040,000)     (6,380,000)
                                          ------------    ------------    -------------    -------------    ------------
      Total other income (expense)          (7,339,000)     (4,196,000)      (2,468,000)       1,323,000     (12,680,000)
                                          ------------    ------------    -------------    -------------    ------------
   Income (loss) before income taxes       (10,221,000)     (5,261,000)       1,924,000        2,902,000     (10,656,000)

Income tax benefit (expense)                 1,949,000       1,251,000         (816,000)               -       2,384,000
                                          ------------    ------------    -------------    -------------    ------------
   Net income (loss)                        (8,272,000)    (4,010,000)        1,108,000        2,902,000      (8,272,000)

Other comprehensive income (loss)
   Foreign currency translation, net
     of tax                                 (1,133,000)              -       (1,133,000)       1,133,000      (1,133,000)
   Adjustment for unrealized loss on
     investment                             (1,138,000)              -                -                -      (1,138,000)
                                          ------------    ------------    -------------    -------------    ------------
   Total other comprehensive income
      (loss)                                (2,271,000)              -       (1,133,000)       1,133,000      (2,271,000)
                                          ------------    ------------    -------------    -------------    ------------
   Comprehensive income (loss)            $(10,543,000)   $ (4,010,000)   $     (25,000)   $   4,035,000    $(10,543,000)
                                          ============    ============    =============    =============    ============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Operations
                   For the nine months ended February 28, 1998


                                                             GUARANTOR    NON-GUARANTOR
                                                PARENT    SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                          ------------    ------------    -------------    -------------    ------------
Net sales                                 $          -    $ 37,494,000    $           -    $    (507,000)   $ 36,987,000
Cost of sales                                        -      27,471,000                -         (507,000)     26,964,000
                                          ------------    ------------    -------------    -------------    ------------
   Gross profit                                      -      10,023,000                -                -      10,023,000

Operating expenses                           1,892,000       5,982,000                -       (1,306,000)      6,568,000
                                          ------------    ------------    -------------    -------------    ------------
   Income (loss) from operations            (1,892,000)      4,041,000                -        1,306,000       3,455,000

Other income (expense)
   Parent's share of subsidiaries net
      income                                 4,013,000               -                -       (4,013,000)              -
   Interest expense                           (176,000)       (350,000)               -                -        (526,000)
   Other                                       369,000          41,000                -       (1,306,000)       (896,000)
                                          ------------    ------------    -------------    -------------    ------------
      Total other income (expense)           4,206,000        (309,000)               -       (5,319,000)     (1,422,000)
                                          ------------    ------------    -------------    -------------    ------------

   Income (loss) before income taxes         2,314,000       3,732,000                -       (4,013,000)      2,033,000

Income tax benefit (expense)                   578,000         281,000                -                -         859,000
                                          ------------    ------------    -------------    -------------    ------------

   Net income (loss)                         2,892,000       4,013,000                -       (4,013,000)      2,892,000

Other comprehensive income (loss)
   Foreign currency translation, net
      of tax                                         -               -                -                -               -
   Adjustment for unrealized loss on
      investment                                     -               -                -                -               -
                                          ------------    ------------    -------------    -------------    ------------
   Total other comprehensive income
      (loss)                                         -               -                -                -               -
                                          ------------    ------------    -------------    -------------    ------------

   Comprehensive income (loss)            $  2,892,000    $  4,013,000    $           -    $  (4,013,000)   $  2,892,000
                                          ============    ============    =============    =============    ============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Cash Flows
                   For the nine months ended February 28, 1999


                                                                       GUARANTOR    NON-GUARANTOR
                                                          PARENT    SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                    ------------    ------------    -------------    -------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net cash provided by (used in)
        operating activities                        $ (7,672,000)   $   (386,000)   $   1,717,000    $   1,279,000    $ (5,062,000)

CASH FLOW FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and
       equipment                                      (1,958,000)     (3,903,000)        (779,000)               -      (6,640,000)
    Acquisition of subsidiaries                      (69,146,000)              -                -                -     (69,146,000)
    Other changes, net                                (9,253,000)        (98,000)       3,027,000        6,226,000         (98,000)
                                                    ------------    ------------    -------------    -------------    ------------
           Net cash provided by (used in)
              investing activities                   (80,357,000)     (4,001,000)       2,248,000        6,226,000     (75,884,000)

CASH FLOW FROM FINANCING ACTIVITIES:
    Payments on long-term debt and capital
       leases                                         (4,112,000)     (1,219,000)         (36,000)               -      (5,367,000)
    Proceeds from long-term debt                      72,622,000               -                -                -      72,622,000
    Proceeds from sale of common stock, net            4,872,000               -                -                -       4,872,000
    Proceeds from sale of preferred stock, net         6,683,000               -                -                -       6,683,000
    Other changes, net                                         -       5,659,000          335,000       (7,505,000)     (1,511,000)
                                                    ------------    ------------    -------------    -------------    ------------
           Net cash provided by (used in)
              financing activities                    80,065,000       4,440,000          299,000       (7,505,000)     77,299,000
                                                    ------------    ------------    -------------    -------------    ------------

    NET CHANGE IN CASH                                (7,964,000)         53,000        4,264,000                -      (3,647,000)

    CASH AT BEGINNING OF PERIOD                        9,398,000       2,063,000                -                -      11,461,000
    EFFECT OF EXCHANGE RATES ON CASH                           -               -         (215,000)               -        (215,000)
                                                    ------------    ------------    -------------    -------------    ------------

    CASH AT END OF PERIOD                           $  1,434,000    $  2,116,000    $   4,049,000    $           -    $  7,599,000
                                                    ============    ============    =============    =============    ============

SUPPLEMENTAL CASH FLOW:
    Noncash operating expenses related to:
           Depreciation                             $    125,000       2,191,000        1,609,000                -       3,925,000
           Amortization                                        -         313,000          597,000                -         910,000
    Cash paid during the period for:
           Interest                                    4,845,000         535,000           13,000                -       5,393,000
           Income taxes                                  100,000               -          311,000                -         411,000
    Noncash investing and financing activities:
           Seller-financed acquisition of property,
             plant and equipment                         128,000         162,000                -                -         290,000

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Cash Flows
                   For the nine months ended February 28, 1998


                                                                       GUARANTOR    NON-GUARANTOR
                                                          PARENT    SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                    ------------    ------------    -------------    -------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net cash provided by (used in)
        Operating activities                        $  1,251,000    $  3,120,000    $           -    $  (3,252,000)   $  1,119,000

CASH FLOW FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and
       equipment                                      (2,433,000)     (3,379,000)               -                -      (5,812,000)
    Issuance of notes receivable                      (5,808,000)              -                -                -      (5,808,000)
    Acquisition of subsidiaries                       (2,250,000)              -                -                -      (2,250,000)
    Other changes, net                                (2,179,000)       (278,000)               -        2,975,000         518,000
                                                    ------------    ------------    -------------    -------------    ------------
         Net cash provided by (used in)
            investing activities                     (12,670,000)     (3,657,000)               -        2,975,000     (13,352,000)

CASH FLOW FROM FINANCING ACTIVITIES:
    Payments on long-term debt and capital
       leases                                           (172,000)     (1,389,000)               -                -      (1,561,000)
    Proceeds from long-term debt and
       convertible notes                               9,316,000       2,258,000                -                -      11,574,000
    Proceeds from sale of common stock, net            2,222,000               -                -                -       2,222,000
    Other changes, net                                   959,000          38,000                -          277,000       1,274,000
                                                    ------------    ------------    -------------    -------------    ------------
         Net cash provided by (used in)
            financing activities                      12,325,000         907,000                -          277,000      13,509,000

    NET CHANGE IN CASH                                   906,000         370,000                -                -       1,276,000

    CASH AT BEGINNING OF PERIOD                        2,063,000         985,000                -                -       3,048,000
    EFFECT OF EXCHANGE RATES ON CASH                           -               -                -                -               -
                                                    ------------    ------------    -------------    -------------    ------------

    CASH AT END OF PERIOD                           $  2,969,000    $  1,355,000    $           -    $           -    $  4,324,000
                                                    ============    ============    =============    =============    ============

SUPPLEMENTAL CASH FLOW:
    Noncash operating expenses related to:
         Depreciation                               $      8,000    $  1,154,000    $           -    $           -       1,162,000
         Amortization                                          -         209,000                -                -         209,000
    Cash paid during the period for:
         Interest                                         24,000         297,000                -                -         321,000
         Income taxes                                    246,000               -                -                -         246,000

Inventories consist of the following:

                                           February 28,               May 31,
                                                  1999                  1998
                                        --------------        --------------
Guarantor subsidiaries
      Raw materials                     $    5,635,000         $   5,789,000
      Work in progress                       4,307,000             5,683,000
      Finished goods                         4,639,000             4,712,000
                                        --------------        --------------
                                        $   14,581,000        $   16,184,000
                                        ==============        ==============

Non-guarantor subsidiaries
      Raw materials                     $    2,545,000        $            -
      Work in progress                       8,552,000                     -
      Finished goods                         1,173,000                     -
                                        --------------        --------------
                                        $   12,270,000        $            -
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

In July 1998, the Company acquired Aeromet International plc ("Aeromet"), a British limited company (the "Aeromet Acquisition"). Aeromet is a manufacturer of magnesium and aluminum precision sand and investment castings, and of titanium and aluminum formed sheet products, with five locations in England. The Aeromet Acquisition will have a significant effect on the Company's future operations and on comparisons of income, expense and balance sheet items in periods after fiscal 1998. The Company's financial results for the nine months ended February 28, 1999 include only seven months of operations of Aeromet.

Substantially all of the Company's revenues are generated by sales to customers in the commercial aerospace, defense, electronics and transportation industries, with commercial aerospace and defense industry sales being the most significant. The electronics, defense, and commercial aerospace industries are cyclical in nature and subject to changes based on general economic conditions and commercial airline industry, defense and government spending.

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

Results of Operations
---------------------

Quarter Ended February 28, 1999 Compared to Quarter Ended February 28, 1998

Net Sales. Net sales increased by $14.4 million, or 112.5%, to $27.2 million for the quarter ended February 28, 1999, from $12.8 million for the quarter ended February 28, 1998. This increase included increases in both the Company's aerospace industry group net sales (a $13.3 million increase) and its electronics industry group net sales (a $1.2 million increase). The increase in the Company's net sales to the aerospace industry was attributable to the inclusion of three months of Aeromet sales, offset by a slowdown in deliveries to Boeing from the Company's domestic subsidiaries. Boeing has slowed orders from vendors to better match its production schedule. The Company expects this downturn in revenue to stabilize in the fourth quarter of this fiscal year. The Company's Cashmere Manufacturing Co., Inc. and Aeromet America, Inc. subsidiaries laid off 30 and 32 employees, respectively, between December 1998 and February 1999, in large part as a response to this downturn. The increase in the Company's net sales to the electronics industry was attributable to the acquisition in February 1998 of Balo Precision Parts, Inc. ("Balo") and the acquisition effective as of March 1998 of Electronic Specialty Corporation ("ESC"). Net sales by Balo, ESC and Aeromet for the third quarter of fiscal 1999 were $1.0 million, $1.0 million, and $15.2 million, respectively.

Gross Profit. Gross profit increased by $1.2 million, or 33.3%, to $4.8 million for the quarter ended February 28, 1999, from $3.6 million for the quarter ended February 28, 1998. As a percentage of net sales, gross profit decreased to 17.6% for the quarter ended February 28, 1999, from 28.5% for the quarter ended February 28, 1998. This decrease was primarily attributable to three factors:
(a) the acquisitions of ESC and Aeromet, which have comparatively lower average gross profit margins; (b) the decrease in margins associated with the decline in commercial aircraft revenue from Boeing during the quarter; and (c) a charge of $0.4 million of research and development costs associated with a new transporter system product line in the aerospace group. Without these three factors, gross profit as a percentage of net sales would have decreased to 23.8% for the quarter ended February 28, 1999, comparable to the 28.5% for the quarter ended February 28, 1998. Gross profit (loss) attributable to Balo, ESC and Aeromet for the third quarter of fiscal 1999 was $0.1 million, $(0.8) million and $3.1 million, respectively.

Operating Expenses. Operating expenses increased by $1.7 million, or 70.8%, to $4.1 million for the quarter ended February 28, 1999, from $2.4 million for the quarter ended February 28, 1998. This increase was primarily due to increased levels of operations in the third quarter of 1999 resulting primarily from acquisitions. As a percentage of net sales, operating expenses decreased 3.3%, to 15.2% for the quarter ended February 28, 1999, from 18.5% for the quarter ended February 28, 1998. This decrease is primarily attributable to the acquisition of Aeromet, which has relatively low operating expenses in relation to net sales. Operating expenses attributable to Balo, ESC and Aeromet for the third quarter of fiscal 1999 were $0.2 million, $0.3 million and $0.7 million, respectively.

Interest Expense. Interest expense increased by $2.4 million, or 1,200%, to $2.6 million for the quarter ended February 28, 1999, from $0.2 million for the quarter ended February 28, 1998. This increase was primarily due to (a) the debt incurred by the Company to finance the Aeromet Acquisition, (b) the Company's financing of capital equipment purchases, and (c) the debt incurred to finance the expansion of the Company's Wenatchee facilities. Interest expense attributable to Balo, ESC and Aeromet for the third quarter of fiscal 1999 was $0.0 million, $0.0 million and $1.1 million, respectively. Aeromet interest expense includes approximately 50% of the interest attributable to the acquisition financing.

Other Income (Expense). Other income (expense) represents non-recurring and non-operational income and expense for the period. Other expense decreased by $1.1 million to other income of $0.1 million for the quarter ended February 28, 1999, from other expense of $1.0 million for the quarter ended February 28, 1998. Other income (expense) attributable to Balo, ESC, and Aeromet for the third quarter of fiscal 1999 was $0.0 million, $0.1 million and $0.0 million, respectively.

Net Income (Loss). Net income decreased by $2.6 million, or 200%, to a net loss of $1.3 million for the quarter ended February 28, 1999, from net income of $1.3 million for the quarter ended February 28, 1998. This decrease resulted primarily from the revenue shortfall due to Boeing production declines in commercial aircraft, and from additional interest expense on the Aeromet Acquisition. Pre-tax net income (loss) attributable to Balo, ESC and Aeromet for the third quarter of fiscal 1999 was $(0.1) million, $(0.3) million and $1.1 million, respectively. Aeromet pre-tax net income includes amortization of purchased goodwill, and an approximately 50% allocation of the interest expense associated with the acquisition indebtedness.

Nine Months Ended February 28, 1999 Compared To Nine Months Ended February 28, 1998

Net Sales. Net sales increased by $39.9 million, or 107.8%, to $76.9 million for the nine months ended February 28, 1999, from $37.0 million for the nine months ended February 28, 1998. This increase included increases in both the Company's aerospace industry group net sales (a $34.7 million increase) and its electronics industry group net sales (a $5.2 million increase). The increase in the Company's net sales to the aerospace industry was attributable to the inclusion of seven months of Aeromet sales, offset slightly by a slowdown in deliveries to Boeing by the Company's domestic subsidiaries. This slowdown negatively affected revenue in the aerospace industry group during the quarters ended November 30, 1998 and February 28, 1999. The Company expects this downturn in revenue to stabilize in the fourth quarter of this fiscal year. The increase in the Company's net sales to the electronics industry was primarily attributable to the acquisition in February 1998 of Balo and the acquisition effective as of March 1998 of ESC. Net sales by Balo, ESC and Aeromet for the first nine months of fiscal 1999 were $2.9 million, $3.2 million, and $35.8 million, respectively.

Gross Profit. Gross profit increased by $4.3 million, or 43.0%, to $14.3 million for the nine months ended February 28, 1999, from $10.0 million for the nine months ended February 28, 1998. As a percentage of net sales, gross profit decreased to 18.6% for the nine months ended February 28, 1999, from 27.1% for the nine months ended February 28, 1998. This decrease was primarily attributable to four factors: (a) the acquisitions of ESC and Aeromet, which have comparatively lower average gross profit margins; (b) the decrease in margins associated with the decline in commercial aircraft revenue from Boeing during the period; (c) a charge to earnings of $0.4 million of research and development costs associated with an aerospace group transporter system product line; and (d) a non-recurring write down during the quarter ended November 30, 1998 of impaired inventory at ESC. The impaired inventory was material that would have been used in certain product lines that are no longer being produced at ESC. ESC may be able to incorporate some of the impaired material in continuing products but only as a substitute for much less expensive material. Without these four factors, gross profit as a percentage of net sales would have decreased to 25.9% for the nine months ended February 28, 1999, primarily as a result of the decreased revenue and associated gross margin from Boeing, offset partially because of improved efficiencies from the development of manufacturing processes and in-house production capabilities that had previously been purchased from outside vendors, and because of capital investments in equipment and production capabilities. Gross profit (loss) attributable to Balo, ESC and Aeromet for the first nine months of fiscal 1999 was $0.5 million, $(2.0) million and $6.9 million, respectively.

Operating Expenses. Operating expenses increased by $5.7 million, or 86.4%, to $12.3 million for the nine months ended February 28, 1999, from $6.6 million for the nine months ended February 28, 1998. This increase was primarily due to increased levels of operations in fiscal 1999 resulting primarily from acquisitions. As a percentage of net sales, operating expenses decreased 1.8%, to 16.0% for the nine months ended February 28, 1999, from 17.8% for the nine months ended February 28, 1999. This decrease is primarily attributable to the acquisition of Aeromet, which had lower than average operating expenses in relation to net sales. Operating expenses attributable to Balo, ESC and Aeromet for the first nine months of fiscal 1999 were $1.0 million, $.8 million and $1.9 million, respectively.

Interest Expense. Interest expense increased by $5.8 million to $6.3 million for the nine months ended February 28, 1999, from $0.5 million for the nine months ended February 28, 1998. This increase was primarily due to (a) the debt incurred by the Company to finance the Aeromet Acquisition, (b) the Company's financing of capital equipment purchases, and (c) the debt incurred to finance the expansion of the Company's Wenatchee facilities. Interest expense attributable to Balo, ESC and Aeromet for the first nine months of fiscal 1999 was $0.0 million, $.1 million and $2.5 million, respectively. Interest expense for Aeromet includes approximately 50% of the interest associated with the acquisition financing.

Other Income (Expense). Other income (expense) represents non-recurring and non-operational income and expense for the period. Other expense increased $5.9 million to an other expense of $6.9 million for the nine months ended February 28, 1999, from other expense of $1.0 million for the nine months ended February 28, 1998. This increase in other expense was primarily due to: (a) a $3,581,000 write-down during the quarter ended August 31, 1998 in connection with ESC, and

(b) a $3,103,000 write-down during the quarter ended August 31, 1998 of the Company's investment in Orca Technologies, Inc. Other income (expense) attributable to Balo, ESC (exclusive of the write-down discussed above), and Aeromet for the first nine months of fiscal 1999 was $0.1 million, $(0.3) million and $0.0 million, respectively.

Net Income (Loss). Net income decreased $11.2 million, or 386.2%, to a net loss of $8.3 million for the nine months ended February 28, 1999, from net income of $2.9 million for the nine months ended February 28, 1998, primarily as a result of the previously described ESC goodwill writedown, ESC impaired inventory charge, Orca Technologies stock write-downs, operating losses at Balo and ESC, the effect of the Boeing revenue slowdown, and additional interest expense on the financing for the Aeromet Acquisition. Pre-tax net income (loss) attributable to Balo, ESC and Aeromet for the first nine months of fiscal 1999 was $(.4) million, $(6.7) million and $1.9 million, respectively. Aeromet pre-tax net income includes amortization of goodwill and approximately 50% of the interest expense associated with the acquisition indebtedness.

Liquidity and Capital Resources
-------------------------------

Financing Activities. The Company's primary banking relationships include a revolving line of credit of up to $6.3 million for the Company's U.S. operations, a revolving line of credit up to approximately $7.5 million (4.5 million pounds sterling) for Aeromet's operations, a term loan of approximately $700,000 for building improvements, and a term loan of $1.2 million for the construction of the Company's headquarters building.
Currently both revolving lines of credit are unused.

Capital Expenditures. The Company made capital expenditures of $3.0 million during the third quarter of fiscal 1999. The expenditures were for the completion of the new corporate headquarters and capital improvements and equipment at various manufacturing sites ($1.1 million aggregate), purchase of the Balo facility ($1.1 million), and purchase of additional land at the Wenatchee campus ($.8 million).

In December 1998, the Company entered into an agreement giving it the option to purchase three parcels of land that make up its Wenatchee campus from the Port of Chelan County for $5.4 million. The purchase of the first parcel was completed in early February 1999. If the Company exercises its options to purchase both of the remaining two parcels, the purchase of the second parcel is expected to close by August 31, 1999 and the third is expected to close by June 10, 2000.

Also in early December 1998, the Company's Aeromet America, Inc. subsidiary purchased substantially all the assets of Lyden Castparts, Inc. ("Lyden") from a related party. The purchase price consisted of approximately $642,000 of Lyden's liabilities which the Company paid, plus approximately $300,000 in assumed liabilities consisting primarily of trade payables.

Working Capital. The Company's working capital, as of February 28, 1999 and May 31, 1998 was $40.4 million and $25.6 million, respectively. The increase in working capital at February 28, 1999 over May 31, 1998 was primarily the result of the Aeromet Acquisition and the associated financing, the sale of the Series B Convertible Preferred Stock in May and July 1998, and the sale of common stock in November 1998.

Future Capital Requirements. The Company believes that the current cash balances and credit facilities, plus cash from operations, will be sufficient to meet the Company's operating cash requirements and to fund budgeted capital expenditures for fiscal 1999. The Company may however need to issue more equity in the future to fund capital expenditures after fiscal 1999, to fund possible acquisition opportunities, or to fund the eventual redemption of the notes used to finance the Aeromet Acquisition.

Foreign Currency Translation. With the acquisition of Aeromet, whose functional currency is the British Pound Sterling, the Company translates the activity of Aeromet into US Dollars on a monthly basis. The balance sheet of Aeromet is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statement of operations and statement of cash flows the Company uses the weighted average exchange rate for the period. The value of the Company's assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. The Company is in the process of developing a comprehensive foreign currency hedging policy but has not entered into any hedging activity as of February 28, 1999.

The Company does not expect any material changes in the results of operations or on operating procedures due to the conversion to the "Euro" by eleven countries in the European Union on January 1, 1999. The Company expects to continue to transact business using primarily the US Dollar and the British Pound Sterling.

Significant Events During Quarter
---------------------------------

Exchange Offer. In February 1999, the Company closed an exchange offer in which it exchanged all $75 million of its then outstanding 11 1/4% Senior Subordinated Notes due 2005 for registered 11 1/4% Series B Senior Subordinated Notes due 2005, containing the same terms and conditions.

Series B Convertible Preferred Stock. In February 1999, certain restrictions on resale of the Common Stock issuable upon conversion of the Company's Series B Convertible Preferred Stock (the "Preferred Stock") expired, and the holders of Preferred Stock began to convert their shares of Preferred Stock into Common Stock. As of April 1, 1999, 3,032 shares of Preferred Stock had been converted into 160,633 shares of Common Stock, and 166,968 shares of Preferred Stock remained outstanding.

The Common Stock issued upon conversion of the Preferred Stock may be sold pursuant to a registration statement on Form S-1 that was declared effective by the SEC on December 23, 1998, or under any applicable exemption from registration. Up to 12.5% of such shares may be sold per month, which percentage began to cumulate in November 1998. Any Preferred Stock outstanding on May 15, 2003 would automatically convert into Common Stock at the then-applicable conversion price.

The conversion price of the Preferred Stock is equal to the lower of: (a) $7.20 per share, or (b) the average of the three lowest closing bid prices of the Common Stock over the 22 trading days before conversion. The Company has reserved 3,000,000 shares of Common Stock for issuance upon conversion of the Preferred Stock. If more than 3,000,000 shares of Common Stock would be issuable upon conversion of shares of Preferred Stock, the Company would be required either to (a) obtain shareholder approval to issue additional shares of Common Stock or (b) redeem any Preferred Stock whose conversion would otherwise cause the issuance of more than 3,000,000 shares of Common Stock. If the shareholders were to approve the issuance of more than 3,000,000 shares of Common Stock to the holders of Preferred Stock, the number of shares of Common Stock actually issued would depend on the market price of the Company's Common Stock at the time Preferred Stock is converted and could result in the issuance of a substantial number of additional shares of Common Stock. If the holders of Preferred Stock were to convert Preferred Stock in an amount that would require the issuance of more than 3,000,000 shares of Common Stock and the Company did not either redeem the Preferred Stock whose conversion would cause issuance of more than 3,000,000 shares or obtain shareholder approval to issue additional shares, the Company would incur a monthly penalty of 2% of the liquidation preference of the Preferred Stock until the Company either redeemed a sufficient number of shares of Preferred Stock or obtained shareholder approval to issue a sufficient number of shares of Common Stock.

Subsequent Events
-----------------

In April 1999, the Company reached a settlement with Deltec Holdings, Inc. ("Deltec Holdings") and certain parties related to Deltec Holdings, with respect to the Company's wholly-owned subsidiary, Electronic Specialty Corporation ("ESC"). As of March 1, 1998, a wholly-owned subsidiary of the Company purchased substantially all of the assets of Deltec Holdings, which was then known as Electronic Specialty Corporation (the "ESC Acquisition"). In consideration for the purchase, the Company delivered to Deltec Holdings $2 million in cash and 923,304 shares of restricted Common Stock. The number of shares issued was determined based on a per share value of $6.4984, which was the average closing price of the Company's Common Stock on the Nasdaq National Market System for the 20 consecutive trading days preceding the closing date.

In June 1998, the Company terminated ESC's president. The Company subsequently became aware of certain differences between ESC's actual financial condition and the financial condition represented by Deltec Holdings in the closing documents. The Company took a number of actions, including reducing ESC's workforce, appointing a new general manager, and reassessing ESC's business opportunities and relationships with customers and suppliers. During the first quarter of fiscal 1999, the Company wrote off its goodwill in ESC in the amount of $3,581,000, and during the second quarter of fiscal 1999, the Company recorded a $1.6 million non-recurring inventory write down at ESC due to discontinuation of an unprofitable product line.

The Company subsequently made claims against Deltec Holdings based on Deltec Holdings' representations and warranties in the Asset Purchase Agreement related to the ESC Acquisition. The parties settled those claims on April 2, 1999, and Deltec Holdings agreed to return to the Company for cancellation 225,000 of the shares of Common Stock that it received as part of the purchase price. The Company expects the share cancellation to be effected no later than April 16, 1999. If the share cancellation had been effected on April 1, 1999, the 18,753,506 shares of Common Stock outstanding on that date would have been reduced to 18,528,506 shares.

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

In April 1998, the AICPA issued Stateemnt of Position 98-5, Reporting on the Costs of Start-Up Activities. This accounting standard, which is effective for fiscal years beginning after December 15, 1998, requires that certain costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 is not expected to have a material effect on the Company's financial position or results of operations.

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

Item 2.  Changes in Securities
         ---------------------

     (a)  None.

     (b)  Dividend Payment Restrictions

     In connection with the issuance of its 11 1/4% Senior Subordinated Notes due 2005, which have been exchanged for 11 1/4% Series B Senior Subordinated Notes due 2005, the Company is subject to an Indenture that limits the Company's ability to pay dividends, repurchase its equity securities, make certain other kinds of restricted payments, and incur certain indebtedness. The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

Item 3.  Defaults upon Senior Securities
         -------------------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     None.

Item 5.  Other Information
         -----------------

     None.

Item 6.  Exhibits; Reports on Form 8-K
         -----------------------------

a.   Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number        Document
-------       --------

  3.1         Articles of Incorporation of Pacific Aerospace & Electronics, Inc.
              (1)
  3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (2)
  3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock.
              (3)
  3.4         Bylaws of Pacific Aerospace & Electronics, Inc. (1)
  4.1 Form of specimen certificate for the Series B Convertible Preferred Stock.(3)
  4.2 Form of Common Stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock.(3)
  4.3 Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company's Series B Convertible Preferred Stock.(3)
  4.4 Registration Rights Agreement, dated May 15, 1998 between Pacific Aerospace & Electronics, Inc. and the holders of the Series B Convertible Preferred Stock.(3)
  4.5 Purchase Agreement, dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(4)
  4.6 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(4)
  4.7         Form of Global Note of Pacific Aerospace & Electronics, Inc.(4)
  4.8 Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(4)
  10.1 Loan Agreement, dated September 22, 1998, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(5)
  10.2 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(5)
  10.3 Security Agreement, dated September 22, 1998, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(5)
  10.4 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(5)
  10.5 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(5)
  10.6 Condominium Purchase and Sale Agreement, dated as of November 7, 1998, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (6)

  10.7        Rescission Agreement, dated January 29, 1999, between Pacific
              Aerospace & Electronics, Inc. and Donald A. Wright. (7)
  10.8        Option to Purchase, dated January 29, 1999, between Pacific
              Aerospace & Electronics, Inc., and Donald A. Wright. (7)
  10.9        Real Estate Agreement, dated January 15, 1999, between Pacific
              Aerospace & Electronics, Inc. and the Port of Chelan County. (7)
  10.10       Amendment No. 1 to Employment Agreement, dated January 29, 1999, between PA&E and Donald A. Wright. (7)
  10.11       Employment Agreement,dated March 1, 1999, between Pacific
              Aerospace & Electronics, Inc. and Werner Hafelfinger.(7)
  27          Financial Data Schedule. (7)

--------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 1998.
(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
(5) Incorporated by reference to the Company's Quarterly Report on 10-Q filed on October 13, 1998.
(6) Incorporated by reference to the Company's Quarterly Report on 10-Q filed on January 8, 1999.
(7)  Filed with this report.

b.   Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PACIFIC AEROSPACE & ELECTRONICS, INC.



Date: April 6, 1999                 /s/ DONALD A. WRIGHT
                                    -----------------------------------------
                                    Donald A. Wright
                                    President, Chief Executive Officer, and
                                    Chairman of the Board
                                    (Principal Executive Officer)



Date: April 6, 1999                 /s/ NICK A. GERDE
                                    -----------------------------------------
                                    Nick A. Gerde
                                    Vice President Finance, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number        Document
-------       --------

  3.1         Articles of Incorporation of Pacific Aerospace & Electronics, Inc.
              (1)
  3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (2)
  3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock.
              (3)
  3.4         Bylaws of Pacific Aerospace & Electronics, Inc. (1)
  4.1 Form of specimen certificate for the Series B Convertible Preferred Stock.(3)
  4.2 Form of Common Stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock.(3)
  4.3 Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company's Series B Convertible Preferred Stock.(3)
  4.4 Registration Rights Agreement, dated May 15, 1998 between Pacific Aerospace & Electronics, Inc. and the holders of the Series B Convertible Preferred Stock.(3)
  4.5 Purchase Agreement, dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(4)
  4.6 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(4)
  4.7         Form of Global Note of Pacific Aerospace & Electronics, Inc.(4)
  4.8 Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(4)
  10.1 Loan Agreement, dated September 22, 1998, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(5)
  10.2 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(5)
  10.3 Security Agreement, dated September 22, 1998, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(5)
  10.4 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(5)
  10.5 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(5)
  10.6 Condominium Purchase and Sale Agreement, dated as of November 7, 1998, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (6)
  10.7 Rescission Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (7)

  10.8        Option to Purchase, dated January 29, 1999, between Pacific
              Aerospace & Electronics, Inc., and Donald A. Wright. (7)
  10.9        Real Estate Agreement, dated January 15, 1999, between Pacific
              Aerospace & Electronics, Inc. and the Port of Chelan County. (7)
  10.10       Amendment No. 1 to Employment Agreement, dated January 29, 1999, between PA&E and Donald A. Wright. (7)
  10.11       Employment Agreement,dated March 1, 1999, between Pacific
              Aerospace & Electronics, Inc. and Werner Hafelfinger.(7)
  27          Financial Data Schedule. (7)

--------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 1998.
(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
(5) Incorporated by reference to the Company's Quarterly Report on 10-Q filed on October 13, 1998.
(6) Incorporated by reference to the Company's Quarterly Report on 10-Q filed on January 8, 1999.
(7)  Filed with this report.