Form 10-K405
period 1999-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 1999-08-30
CIK 790023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 1999

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

    430 Olds Station Road, Third Floor
    Wenatchee, Washington                                98801
   (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (509) 667-9600

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
          Title of each class                   on which registered
          -------------------                  ---------------------
                 None                                  None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of class)

                         Common Stock Purchase Warrants
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates, based on the closing price for the registrant's Common Stock on the Nasdaq National Market System, as of August 24, 1999: approximately $28,879,996.50.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of August 24, 1999: Common Stock, $.001 par value ("Common Stock"): 19,253,331 shares.

Documents Incorporated by Reference: None, except certain Exhibits referred to on the list of Exhibits, contained in Item 14 of this report.

                                TABLE OF CONTENTS

Item of Form 10-K                                                           Page
--------------------------------------------------------------------------------

PART I

Item 1 -   Description of Business...........................................  1

Item 2 -   Description of Property........................................... 22

Item 3 -   Legal Proceedings................................................. 23

Item 4 -   Submission of Matters to a Vote of Security Holders............... 23

PART II

Item 5 -   Market for Common Equity and Related Shareholder Matters.......... 24

Item 6 -   Selected Financial Data .......................................... 28

Item 7 -   Management's Discussion and Analysis of
           Financial Condition and Results of  Operations.................... 29

Item 7A -  Quantitative and Qualitative Disclosures About Market Risk........ 40

Item 8 -   Financial Statements.............................................. 41

Item 9 -   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................... 81

PART III

Item 10 -  Directors and Executive Officers of the Company................... 82

Item 11 -  Executive Compensation............................................ 85

Item 12 -  Security Ownership of Certain Beneficial
           Owners and Management............................................. 91

Item 13 -  Certain Relationships and Related
           Transactions...................................................... 93

Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K... 94

SIGNATURES................................................................... 99

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

Pacific Aerospace & Electronics, Inc. is an international engineering and manufacturing company that develops, manufactures and markets high-performance, technically demanding electronic and metal components and assemblies for the aerospace, defense, electronics, medical, energy and transportation industries. The Company is organized into three operational groups: U.S. Aerospace, U.S. Electronics, and European Aerospace.

During the Company's 1999 fiscal year, the Company acquired Aeromet International PLC ("Aeromet"). Immediately following the end of the fiscal year, the Company acquired Skagit Engineering & Manufacturing, Inc. ("Skagit"). Aeromet, which forms the basis of the Company's European Aerospace Group, supplies magnesium and aluminum precision sand and investment castings and titanium and aluminum formed sheet products to the aerospace, defense and motorsport industries in Europe. The Aeromet acquisition nearly doubled the Company's size, and significantly expanded the Company's customer base and product offerings. The Skagit acquisition, although smaller in scope than the Aeromet acquisition, was important to the Company because it significantly expanded the capabilities of the Company's U.S. Aerospace Group in the area of metals fabrication. See "- Products, Processes and Markets - U.S. Aerospace Group - Fabrication Division."

The Company is continuing its consolidation strategy of identifying and acquiring companies that (i) provide the opportunity for increased sales penetration with the Company's existing customers and new sales to the Company's potential customers and (ii) extend and vertically integrate the manufacturing capabilities of the Company's operational groups.

References in this Form 10-K to the "Company" include Pacific Aerospace & Electronics, Inc. and its subsidiaries. The Company's headquarters are located at 430 Olds Station Road, Wenatchee, Washington 98801, and its telephone number is (509) 667-9600.

Corporate History

The Company has acquired its various divisions in a series of transactions since 1990. Each acquisition was accounted for as a purchase. The following chart identifies the Company's three operational groups, the operating divisions and companies that comprise those groups, the year of each acquisition, and the current locations of the Company's operations.

                                                         Year of
                                                     Acquisition    Current Location
                                                     ------------   ----------------
U.S. AEROSPACE GROUP

Casting Division:
     Aeromet America, Inc.                               1995       Entiat, Washington
     Lyden Castparts, Inc.                               1998       Tacoma, Washington

Machining Division:
     Cashmere Manufacturing Co.                          1994       Wenatchee, Washington
     Seismic Safety Products, Inc.                       1995       Wenatchee, Washington

Fabrication Division:
     Skagit Engineering & Manufacturing, Inc.            1999       Sedro-Woolley, Washington

Engineering Division:
     Nova-Tech Engineering, Inc.                            *       Edmonds, Washington

EUROPEAN AEROSPACE GROUP

Casting Division:
     Aeromet International PLC                           1998       Sittingbourne, England
                                                                    Rochester, England
                                                                    Worcester, England

Forming Division:
     Aeromet International PLC                           1998       Welwyn Garden City, England
                                                                    Birmingham, England

U.S. ELECTRONICS GROUP

Interconnect Division:
     Pacific Coast Technologies, Inc.                    1990       Wenatchee, Washington
     Balo Precision Parts, Inc.                          1998       Wenatchee, Washington

Filter Division:
     Ceramic Devices, Inc.                               1995       Wenatchee, Washington

Bonded Metals Division:
     Northwest Technical Industries, Inc.                1997       Sequim, Washington

Display Technology Division:
     Electronic Specialty Corporation and                1998       Vancouver, Washington
     Displays & Technologies, Inc.

* The Company does not currently own Nova-Tech Engineering, Inc. ("Nova-Tech").
However, the Company has signed a letter of intent to acquire Nova-Tech, and the Company is negotiating the terms of a definitive stock purchase agreement with Nova-Tech's shareholders. The Company expects that the definitive stock purchase agreement will contain conditions to closing, including receipt of a letter ruling from the Internal Revenue Service that is necessary to permit Nova-Tech's
Employee Stock Ownership Plan to sell its Nova-Tech stock on the terms anticipated. The Company is providing services to Nova-Tech under the terms of an Operating Agreement dated April 23, 1999. See "- U.S. Aerospace Group -
Engineering Division" and "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources."

Aeromet Acquisition

On July 30, 1998, the Company acquired Aeromet International PLC ("Aeromet") through the Company's indirect wholly owned subsidiary, Pacific Aerospace & Electronics (UK) Limited, for (pound)42 million (approximately $69 million) in cash. Aeromet is the largest company acquired by the Company to date, and the acquisition nearly doubled the Company's workforce, facilities and revenues and significantly expanded the Company's customer base and product offerings. The acquisition also significantly enhanced the Company's commercial aerospace and defense industry presence and provided the Company with a solid platform from which to access major European commercial aircraft and aircraft engine programs as well as markets within the European defense and transportation industries. See " - Products, Processes and Markets - European Aerospace Group."

In order to fund the Aeromet acquisition and provide working capital, the Company issued $75 million of 11 1/4% Senior Subordinated Notes due 2005 (the "Old Notes") in a private placement under Rule 144A of the Securities Act of 1933, as amended ("Securities Act") that closed simultaneously with the Aeromet acquisition (the "Offering"). The Old Notes were purchased by qualified institutional buyers and were issued pursuant to an Indenture (the "Indenture"), dated July 30, 1998, between the Company, the Company's U.S. operating subsidiaries (the "Subsidiaries") and IBJ Schroder Bank & Trust Company (now known as IBJ Whitehall Bank & Trust Company), as trustee (the "Trustee"). In February 1999, the Company exchanged the Old Notes for new senior subordinated notes (the "Notes") of an equal principal amount and registered the Notes on a Form S-4 Registration Statement (No. 333-68023), which was declared effective on January 22, 1999. The terms of the Notes are substantially identical to the terms of the Old Notes, except that they are not subject to transfer restrictions or registration rights, unless held by certain broker-dealers, affiliates or certain other persons. The Notes (i) are senior subordinated, unsecured, general obligations of the Company, (ii) will mature on August 1, 2005, unless previously redeemed pursuant to the Indenture, and (iii) are jointly and severally guaranteed on a senior subordinated basis by each of the Subsidiaries.

Business Strengths

Significant Customer Base

The Company has a strong international customer base, which includes many of the world's leading companies, such as: Aeronautical Macchi Manufacturing Corporation ("Aermacchi"), AlliedSignal Inc., BF Goodrich Company, The Boeing Company ("Boeing"), Bombardier Inc., British Aerospace plc ("British Aerospace"), DaimlerChrysler AG, Deere & Company, Marconi Actuation Systems, Inc. (d/b/a GEC Marconi Avionics), GKN Westland Aerospace, Inc., Honeywell Inc. ("Honeywell"), Litton Marine Systems, Inc., Lockheed Martin Corporation, Lucas Aerospace (a division of Lucas Varity plc), Northern Telecom Ltd. ("Northern Telecom"), Northrop Grumman Corporation ("Northrop Grumman"), Paccar Inc. ("PACCAR"), Parker Hannifan Corporation, Raytheon Company ("Raytheon"), Rolls-Royce plc ("Rolls-Royce"), and Schlumberger Ltd. The Company believes that one of the key advantages of the Aeromet acquisition was the addition of a significant base of additional customers, primarily in Europe, to the Company's already blue-chip customer base.

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

Diversity of Product Offerings and Capabilities

The Company designs and manufactures a broad range of precision cast, formed, machined and fabricated metal products, as well as a broad range of electronics components and sub-assemblies. The Company collaborates with many of its customers to develop products that meet specific design or customization requests. The Company believes that one of its key strengths is its ability to provide total solutions to its customers. The Company also believes that its experience and capabilities in working with the changing needs of its customers will allow it to continue to respond to changing market trends in its industries.

Strong Technology Position

The Company utilizes specialized manufacturing techniques, advanced materials science, integrated design, process engineering and proprietary technologies or processes in the manufacture of its products. In particular, the U.S. Aerospace Group owns four U.S. patents and has a broad base of expertise in the manufacture of cast aluminum products using lost foam, sand and permanent mold casting technologies. The European Aerospace Group possesses specialized expertise in casting aluminum and magnesium products using sand casting and investment casting techniques and its licensed "Sophia Process" technology, and in super-plastic forming of titanium sheet and stretch forming of aluminum sheet. The U.S. Electronics Group owns 28 U.S. patents and uses a combination of patented technology, trade secrets and other proprietary technology in the manufacture of its electronics products. The Company has a number of patents pending and maintains an ongoing program of evaluating and protecting its proprietary rights and processes.

Strategies

The Company's objective is to be a world class manufacturer that generates profitable growth by taking advantage of available opportunities in its industries. The Company believes that pursuing the following business strategies will enable the Company to increase market penetration, create operating efficiencies, and enhance its competitive position in its core markets.

Integrate and Consolidate Operations

During the 1999 fiscal year, the Company has focused on streamlining and centralizing the operations and administration of its operating groups in order to reduce costs, increase operating efficiencies, and allow the Company to provide more complete and faster solutions to its customers. The Company's U.S. accounting, human resources, and information services functions have been consolidated at the corporate level. In March 1999, the Company hired Werner Hafelfinger as Vice President Operations and Chief Operating Officer to assist with the consolidation of operations and to capitalize on the synergies of the Company's groups and divisions. In the U.S. Electronics Group, the operations of the Interconnect Division have been combined by moving its New Jersey operations to Wenatchee, Washington to share the facilities, employees and management of its Wenatchee counterpart, and unprofitable or obsolete lines of business in the Display Technology Division have been discontinued. In the U.S. and European Aerospace Groups, the Company has reorganized operations to adopt a cellular manufacturing process to improve work flow, reduce cycle time, inventories and scrap levels, improve flexibility, and increase employee interest in projects. The U.S. and European Aerospace Groups have also begun to focus on standardizing manufacturing processes, leveraging engineering expertise, and obtaining globally recognized quality certifications.

Enhance Sales and Marketing Functions

The Company is also focused on strengthening its sales and marketing functions to continue the Company's revenue growth. The Company is currently consolidating marketing efforts within its operating groups and expanding its direct sales forces. The Company believes that it has the opportunity to leverage customer relationships to supply more complete systems by providing products that combine the technologies and manufacturing abilities of its different groups. Consequently, the Company is emphasizing cross-selling efforts between its operating groups. The Aeromet acquisition has also provided the Company with a strong European base, which the Company intends to use to expand its international marketing efforts.

Offer Complete Solutions

The Company is continuing to vertically integrate its manufacturing processes in order to improve operating efficiencies and increase profit margins. A key component of this strategy is to use the Company's expertise in advanced materials science and in the manufacture and assembly of precision products to identify new products, services, technologies and markets and to provide customers with total solutions, from design to assembly. Commercial aircraft manufacturers and defense contractors are continuing to move toward purchasing from a smaller number of suppliers that can supply more complete systems and pre-assembled parts, and the Company is positioning itself to be one of those suppliers. By producing products that integrate the Company's metals casting, forming, machining and fabrication expertise with the Company's expertise in the manufacture of higher-margin connectors, seals, filters, relays, and electronic packages, the Company expects to improve its profit margins and position itself to capture a larger share of its customers' total product requirements.

Pursue Strategic Acquisitions

The Company believes that there are and will continue to be opportunities to grow the Company and enhance its profitability through acquisition. The Company intends to continue to pursue strategic acquisitions of companies and technologies that it believes will provide the opportunity for increased sales penetration with existing customers and new sales to potential customers, and that will extend and vertically integrate the Company's products and technologies.


Industry Overview

The aerospace supply industry has been enjoying favorable trends driven by strong growth in commercial aircraft fundamentals. Industry sources have estimated that the worldwide market for aircraft, including components, will be approximately $520 billion over the ten-year period of 1997 through 2007. In 1998 and 1999, the favorable trends have been somewhat tempered by the Asian financial downturn, but industry analysts and aircraft manufacturers still expect overall growth in air traffic patterns and the demand for new aircraft.

Demand for aerospace components is closely related to delivery and use rates for commercial aircraft. Delivery and use rates are in turn directly related to the actual and projected volume of passenger and freight traffic, average aircraft age, and global fleet size. According to the Boeing 1998 Current Market Outlook, world air traffic grew 6% from 1996 to 1997, following a 7% increase in the previous year. However, the Boeing 1999 Current Market Outlook reported that air travel in 1998 varied from the trend, particularly because of decreases in Asian air traffic. Boeing has revised its estimate for the growth rate of world air travel over the next ten years to a rate of approximately 4.7% per year. Boeing also projects that during this same period the world jet fleet will grow from an operating fleet of 12,600 commercial aircraft at the end of 1998 to approximately 19,100 aircraft (net of retirements) at the end of 2008.

In 1998, Boeing delivered 559 new commercial aircraft, compared to 320 new commercial aircraft in 1997 and 220 in 1996. In 1998, Airbus delivered 229 new commercial aircraft, compared to 182 in 1997 and 126 in 1996. In December 1998, Boeing announced plans to produce 620 aircraft in 1999. In July 1999, Boeing announced that it had delivered 313 commercial aircraft in the first half of 1999, putting it on track for its 1999 goal. However, deliveries are expected to decline to 480 in 2000 and 420 in 2001. At the end of July 1999, Airbus had delivered 167 commercial aircraft for the year. Industry reports indicate that the total number of all commercial aircraft ordered in the first half of 1999 has decreased to 324, compared to 569 in the first half of 1998. Of these orders, 120 were for Boeing aircraft and 204 were for Airbus aircraft. In 1998, 1,212 commercial aircraft were ordered - 656 from Boeing and 557 from Airbus.

According to the U.S. Department of Defense, defense procurement funding is expected to continue to grow. Some estimates say that this growth will be at approximately 6% per year, from approximately $43 billion in 1998 to approximately $60 billion in 2001. The Company believes that both its electronics and aerospace business segments will benefit from this trend.

As in other transportation segments, aircraft manufacturers and defense contractors have been aggressively searching for ways to improve the quality and reduce the cost of their manufactured products. One major area of focus has been the manner in which they work with their supply base. Similar to automotive manufacturers, aircraft manufacturers and defense contractors have increasingly become product designers and assemblers rather than vertically integrated manufacturers. As a result, these manufacturers are outsourcing component manufacturing to independent suppliers, seeking to benefit from an independent supplier's lower cost structure and specialized manufacturing knowledge. Suppliers that demonstrate an ability to effectively deliver a high quality product on the required delivery schedule at a reasonable cost will benefit from this shift. In addition, commercial aircraft manufacturers are tending, and defense contractors are being strongly encouraged by the U.S. Department of Defense, to purchase from suppliers that can supply more complete systems and pre-assembled parts. These shifts are leading to a consolidation in the supply base. Certain segments of the aerospace supply base are already consolidated, such as engines, avionics and landing gears. Other segments, however, including structural components and electronics, remain fragmented. The Company believes that this trend toward consolidation presents an opportunity for suppliers with the financial and management resources to complete acquisitions and expand their operations.

The electronics industry is enjoying growth in the Company's specific sector as well. According to Fleck Research, a division of Global Connector Research Group, Inc., the top ten manufacturers of connectors, cable assemblies, backplane and interconnect devices combined produced over $11 billion worth of product in 1997, and growth is forecasted at a rate of 4.3% through year 2002. The Company believes that the portion of this market pertaining to hermetic connectors can be estimated at 1%, or $112 million total available market. Additionally, the Company estimates the size of the hermetic electronics packaging market to be approximately $250 million.

Growth in the high reliability electronics industry has been fueled by several factors, including the rapid pace of technological advancement and development of new satellite products. The growth in demand by these sophisticated customers has induced manufacturers to create more complex designs of lighter, more efficient configurations and higher levels of performance. Additionally, international demand for advanced electronics components is growing rapidly as these new developments enter the arena of available solutions.

Products, Processes and Markets

The products, manufacturing processes and markets of the Company in fiscal 1999, and the industry segments in which the Company operates, are summarized below. For financial information about operational segments and geographic areas, see "Notes to Consolidated Financial Statements -- Note 3" in the Company's financial statements for May 31, 1999.

-------------------------------------------------------------------------------------------------------
                                            Manufacturing
Segment     Group           Division        Processes                   Sample Products
-------------------------------------------------------------------------------------------------------
            U.S.            Casting         Sand; lost foam; and        Aircraft and truck parts
   A        Aerospace                       permanent mold casting
   E                        ---------------------------------------------------------------------------
   R                        Machining       Precision machining of      Aircraft parts
   O                                        bonded and cast metals
   S                        ---------------------------------------------------------------------------
   P                        Fabrication     Metal fabrication           Tooling and structures for
   A                                                                    aircraft manufacture
   C                        ---------------------------------------------------------------------------
   E                        Engineering     Design                      Aviation tool design
            -------------------------------------------------------------------------------------------
            European        Forming         Hot and super-plastic       Jet engine bulkhead components;
            Aerospace                       titanium forming; cold      airframe and engine details;
                                            stretch aluminum forming    aircraft skin panels; leading
                                                                        edges
                            ---------------------------------------------------------------------------
                            Casting         Sand casting; investment    Aircraft parts; aircraft engine
                                            casting; Sophia casting;    parts; motorsport engine parts
                                            machining
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
            U.S.            Interconnect    Design and manufacture      Electronic connectors, packages
   E        Electronics                                                 and assemblies with ceramic and
   L                                                                    glass hermetic seals
   E                        ---------------------------------------------------------------------------
   C                        Filter          Design and manufacture      Ceramic discoidal
   T                                                                    electromagnetic filters and
   R                                                                    capacitors
   O                        ---------------------------------------------------------------------------
   N                        Bonded Metals   Explosive bonding and       Metallurgically welded metals
   I                                        forming of dissimilar       for use in electronic
   C                                        metals                      connectors and assemblies
   S                        ---------------------------------------------------------------------------
                            Display         Design and manufacture      Relays and solenoids;
                            Technology                                  ruggedized flat panel displays
-------------------------------------------------------------------------------------------------------

     U.S. Aerospace Group

          Casting Division

At its facility in Entiat, Washington, the U.S. Aerospace Group's Casting Division designs and manufactures precision cast aluminum parts using permanent mold, sand, and lost foam casting technologies. At its facility in Tacoma, Washington, the division designs and manufactures aluminum, bronze, iron, and steel parts using sand casting technology. The division's cast parts are sold principally to the transportation and aerospace industries.

Permanent Mold Casting. The permanent mold process is well-suited for high strength, long production life parts that do not require frequent changes in design and can be made in high volume. The division uses this process primarily to produce components used in diesel engines and other structural parts for the transportation industry. The permanent mold process uses a cast iron mold to shape the part to be cast. Molten aluminum is ladled into the heated mold and, once cooled, the casting is removed from the mold. As the mold is not destroyed in the production process, it can be reused. As an example of the Company's focus on vertically integrating to produce more complete solutions, the acquisition of the division's Tacoma facility has permitted the division to produce its own molds, which had previously been subcontracted. This has provided the division with more control, lower costs, and the ability to more quickly respond to customers' needs.

Sand Casting. The sand casting process is more appropriate for lower volume parts. It is also appropriate for parts produced in iron and steel, which have high melting temperatures, prohibiting the use of many other casting processes. The division uses this process to produce parts for the aerospace industry, such as housings. This process uses a wood, plastic, or aluminum pattern of the part to be cast. An automatic molding machine hydraulically squeezes molding sand to accurately reproduce the pattern. After the molten aluminum is poured into the mold, the sand is removed, leaving the casting. The sand mold is destroyed in the process, but the sand may be recycled for future moldings. The division has recently added an SO2 core making process, which produces sand cores and molds without the use of heat, providing for more dimensional accuracy and increased productivity.

Lost Foam Casting. The lost foam process is well-suited for producing parts with complex patterns, because it reduces the amount of machining that would be required if the parts had been made with sand or permanent mold castings. The U.S. Aerospace Group's Casting Division uses this process to produce support brackets and housings primarily for the transportation industry. In the lost foam process, the pattern is created from expanded polystyrene beads. The foam pattern is then suspended in a large metal flask and surrounded with dry sand. Molten aluminum is poured directly on the pattern, which vaporizes as the aluminum replaces every detail of the pattern. The lost foam process allows for complex details of a part to be cast with little or no touch-up, and the tooling used to create the polystyrene patterns has an unlimited life because the tooling only comes in contact with the polystyrene beads.

          Machining Division

At its facility in Wenatchee, Washington, the U.S. Aerospace Group's Machining Division operates a precision machine shop that produces precision machined components, structural parts and assemblies principally from aluminum, titanium, stainless steel and explosively bonded metals for the commercial aerospace and defense industries. These products range from small connectors to complex assemblies for use in commercial and military aircraft, heavy trucks and seismic safety gas shutoff valves. The division uses computerized numerical control ("CNC") machining cells to manufacture particularly complex components and assembly housings. The division builds its machined products either to customer specifications or according to an engineering and tooling design developed by the Company to suit a customer's particular need. The division has a direct computer link to Boeing that allows immediate access to the drawings for Boeing parts. The division inspects and tests its machined products at various stages of production using non-destructive methods such as X-ray, ultra-sound, manual and computerized measuring instruments, eddy current, and dyes before the products are passed for shipment to the customer. In response to changes in its customers' manufacturing processes, the division often supplies its precision machined parts on a "just in time to point of use" basis. As a result of these processes and the high quality of its machined parts, the U.S. Aerospace Group has won numerous awards for supplier excellence from customers such as Boeing, Northrop Grumman and Kawasaki. The group's machining operations are ISO 9002 compliant and DI-9000A Boeing approved, qualifying it to perform work for most aerospace, medical equipment and general electronics companies. The U.S.

Aerospace Group also has machining capabilities at its Entiat and Tacoma, Washington facilities to support its Casting Division.

          Fabrication Division

At its Sedro-Woolley, Washington facility, the U.S. Aerospace Group's Fabrication Division fabricates component parts, completed assemblies and tooling, and fully manufactured industrial products, such as heavy duty mobile transporters for use by aircraft manufacturers in moving large sections during the manufacturing process. The acquisition of this division, which occurred as of June 1, 1999, has provided the U.S. Aerospace Group with the capacity to produce both large-sized and heavy-gauge sheet metal components for the aerospace industry and other industries.

          Engineering Division

The U.S. Aerospace Group's Engineering Division provides comprehensive aerospace design and related engineering services primarily for the commercial and defense aerospace industries. These services include aircraft tool design, manufacturing systems, machine design, systems engineering, and technical supervision. The division also provides tools and machines for non-aerospace industries. The Company has a number of engineers employed at its various facilities. When and if the Company acquires Nova-Tech, the Company expects Nova-Tech to form the core of this division. The Company has signed a letter of intent to acquire Nova-Tech, and the Company is negotiating the terms of a definitive stock purchase agreement with Nova-Tech's shareholders. The Company expects that the definitive stock purchase agreement will contain conditions to closing, including receipt of a letter ruling from the Internal Revenue Service that is necessary to permit Nova-Tech's Employee Stock Ownership Plan to sell its Nova-Tech stock on the terms anticipated. The Company is providing services to Nova-Tech under the terms of an Operating Agreement dated April 23, 1999. Nova-Tech is a full service engineering firm of licensed professional engineers, who specialize in turn-key design and build, machine designs, engineering research and development, and total system engineering. Nova-Tech designs and builds high productivity tools, fixtures, and machines for the aerospace industry.

     European Aerospace Group

          Forming Division

At its Welwyn Garden City and Birmingham facilities in England, the European Aerospace Group's Forming Division uses hot and cold metal forming technologies to manufacture titanium and aluminum assemblies and details for the commercial aerospace and defense industries. The division also performs finishing, welding, brazing and riveting processes on these parts. Testing of products is done using non-destructive techniques and in-house X-ray facilities. Interactive discussions with customers enable the division to closely match component design to the most suitable forming process.

Hot Forming of Titanium. The division's Welwyn Garden City facility specializes in hot and super-plastic forming of titanium, and the Company believes it has the largest independent capability in the European Union for that process. Unlike most sheet metal materials, titanium and its alloys are extremely difficult to form in a cold condition. To overcome this, the division has developed a variety of hot forming processes, including hot die forming, hot brake press forming, super-plastic forming, gas blow forming, and hot stretch-forming. These processes maximize weight savings, maintain structural integrity, minimize cost, and enable the designer to manipulate the developing alloys into complex shapes. The forming equipment consists of air circulating, low thermal mass heat treatment furnaces with temperatures up to 1,100 degrees centigrade and related quenching facilities. The division designs the necessary tooling using its in-house pattern facility.

The division also has the capability to chemically mill three-dimensional components in titanium. The division markets its hot-formed titanium products primarily to the commercial aircraft, helicopter and military aircraft markets. The division's titanium products include jet engine Nacelle bulkhead components, airframe and engine details, and erosion shields for helicopters. The division's titanium products are included on the Airbus model 320, 321, 330 and 340 aircraft, the Boeing model 717 and 737 aircraft, and the Dash 8-400 aircraft.

Cold Forming of Aluminum Alloys. At its Birmingham facility, the European Aerospace Group's Forming Division specializes in the pressing and cold forming of aluminum alloys used for aircraft skin panels, leading edges and acoustic panel liners. Stretch forming is a process well suited to producing aircraft skin panels and leading edges. Specialized equipment in the Birmingham facility has the capability to form sheets up to 8 feet wide and up to 13 feet long, with stretching loads of up to 700 tons being applied. Most tools are machined from oxidation-resistant stainless steel castings, and forming dies up to four tons can be handled. Together with specialist gripper jaws and rotational platen, this enables the division to stretch-form aluminum alloys into a wide variety of shapes and sizes. The division's capabilities extend from design to completion, including tooling design and manufacture, forming, chemical milling, trimming, assembly, and quality control. The division markets its formed aluminum alloy products primarily to the aerospace market.

          Casting Division

At its Rochester, Worcester and Sittingbourne, England facilities, the European Aerospace Group's Casting Division manufactures aluminum investment castings and aluminum and magnesium precision sand castings. The division is a European leader in the production of light alloy sand and investment castings for the commercial aerospace and defense sectors.

Precision Investment Casting. At its Worcester, England facility, the European Aerospace Group's Casting Division manufactures aluminum investment casting products, including aircraft and defense system components such as electronic enclosures, aircraft engine outer guide vanes, navigation lights, wing tip fences, winglet components, duct stators, and heads up display units. At its Rochester, England facility, the division manufactures aircraft components such as pressure tight fuel connectors. The versatility, accuracy and replicability of the investment casting process provides many advantages over more traditional methods of machining and fabricating metal products from solid components. The investment casting process uses a metal die manufactured to required specifications. The division's precision tooling capabilities permit production of metal dies that incorporate a variety of details and features. A die can be reused to produce the required number of parts without degradation to the original die. The division's production of the die gives the customer an incentive to order additional units of the part from the Company.

Sophia Process Investment Casting. At its Worcester, England facility, the European Aerospace Group's Casting Division uses the computerized "Sophia Process" to manufacture significantly larger, more complex castings than can be made as a single part using more traditional investment casting processes. Using this technology, the division can produce components up to 1.3 cubic meters in one piece. The European Aerospace Group is one of only four licensees of the Sophia Process, and is licensed to make and sell metal castings in the United Kingdom, Ireland, Australia, New Zealand and certain African and Asian countries. Parts made with the Sophia Process have relatively thin wall thickness but have strength and ductility values comparable to fabricated, forged and machined solid components. The Sophia Process stringently controls the heat level and process parameters to make lighter but stronger components that resist fracture and fatigue. The process reduces machining, fabrication and assembly costs by eliminating both doublers at material interfaces and the weakness and stress associated with riveted assemblies. The division uses high strength alloys with good castability to ensure that the integrity and enhanced properties from one casting are identical to the next, and to achieve the desired combination of tensile strength, ductility and elongation. Parts made with the Sophia Process are used for the commercial aerospace, defense and transportation industries. Such applications include civil aircraft, military aircraft, missiles and underwater weapons applications and applications for the motorsport industry. The European Aerospace Group is using the Sophia Process to produce components for the Airbus A320, A330 and A340 aircraft, such as navigation light housings and wing tip fences, as a single part.

Sand Casting. At its Sittingbourne, England facility, the European Aerospace Group's Casting Division manufactures aluminum and magnesium alloy precision sand castings, including machined and finished parts for the commercial aerospace, defense and motorsport industries. Sand casting is suitable for products that are larger than typical investment casting parts. It is also suitable for products that require heavy wall sections. These products include aircraft engine heat exchangers and air intakes, aircraft engine fuel pump housings, aircraft windscreen canopies, and high performance motorsport engine components and gearboxes. For such customer requirements, sand casting provides an effective method of producing components with strength and uniformity. The division has made significant advances in both the process and materials technology for magnesium and aluminum sand castings. The division engineers patterns utilizing computer assisted design technologies to achieve repeatable high casting integrity and enhanced mechanical properties. The division has complete non-destructive testing and inspection facilities, such as dye penetrant flaw detection and X-ray testing of components, as required by the rigorous standards of the aerospace industry.

Machining. The European Aerospace Group also has a sophisticated machining center that supports the group's casting and forming operations. The group's machining facility has the technical capabilities to provide the range of machining services for complete production and finishing of components, including design, pattern production, casting and final machining of a component. The machining facility also performs specialized machining of small detail components in steel and titanium.

     U.S. Electronics Group

The Company's U.S. Electronics Group develops, manufactures and markets a wide array of complex hermetically-sealed electronic connectors and assemblies, ceramic capacitors and filters, relays and solenoids, and flat panel display units. These products are used for specialized applications in the aerospace, defense, telecommunications, energy, medical, and electronics industries. Many of these products involve sealing and encapsulation of electronic components and are specifically engineered to withstand degradation or destruction in harsh environments, such as the ocean, space and the human body. These environments experience extremes in temperature, pressure, corrosiveness and impact that can make product repair or replacement difficult or impossible. To meet the demands of these challenging applications, the Company has developed or acquired numerous patents and many proprietary processes.

          Interconnect Division

At its facility in Wenatchee, Washington, the U.S. Electronics Group's Interconnect Division designs and manufactures hermetically sealed electronic connectors, feedthroughs, assemblies and instrument packages. Electronics must be hermetically sealed when used in locations where the external environment can penetrate the unit. One of the division's product lines, which until July 1999 was manufactured in Butler, New Jersey, uses a cost-effective, traditional glass-to-metal seal, which provides an effective seal in less demanding environments. This technology is used for products such as waveguide windows and certain types of electronic feedthroughs. The division's second line of hermetically sealed products use a more expensive, proprietary ceramic sealant, called Kryoflex(R). The Kryoflex sealant is used in products that must withstand extremely invasive environments, such as satellite and weapons systems, implantable medical devices, down-hole oil drilling tools, and the fiber optic connectors used on the International Space Station. Kryoflex has several formula variations, which make it compatible with many different metal alloys. Both the glass seal and the ceramic seal products are manufactured to customer specifications using the division's engineering and design expertise, metallurgical and ceramic analysis capabilities, ceramics formulation, laser welding, and production processes. The connectors' packages and assemblies are formed on the division's machining centers, CNC lathes, Swiss screw machines, vacuum brazing furnaces, and CNC-controlled laser welding machines. The division also has the capacity to electroplate and chemically film its products. The division also manufactures hermetically bonded products using the Company's proprietary ceramic adhesive. This ceramic adhesive bonds metals that will not normally bond, such as copper and stainless steel. When combined with the U.S. Electronics Group's explosive bonding technology, the resulting component is nearly as light as aluminum, making it the preferred product where weight minimization is important, such as in space applications. The Company also holds patents in metal matrix composite technology, which the Company believes will allow it to produce even lighter, more durable electronics packages in the future.

          Filter Division

At its facility in Wenatchee, Washington, the U.S. Electronics Group's Filter Division designs and manufactures very small, specialized multilayer discoidal (round) ceramic capacitors and filters. These products are advanced electronic circuit filtering devices designed to filter out electromagnetic interference ("EMI") and other undesirable electrical signals that pose significant problems for the manufacturers and users of high-performance, high-reliability electronic systems operating in harsh environments. The division's products include mini screw-in filters for telecommunications, aerospace and defense applications, ring laser gyros, commercial eyelets for IFF (identification friend or foe) systems and satellite amplifiers, high reliability bolt configurations for the space shuttle's main engine controllers, filter pins, custom filter assemblies, and broad band filters for military display systems. The division produces the smallest discoidal filter in the industry. The division is an approved supplier of EMI devices to most aerospace and defense contractors, and the U.S. Electronics Group uses these filters in its own hermetically sealed electronic products. The division has a self-contained facility with plating, Swiss turning, assembly, and product testing capabilities, and has received a number of military and industry qualification ratings.

          Bonded Metals Division

At its facility in Sequim, Washington, the U.S. Electronics Group's Bonded Metals Division bonds similar and dissimilar metals, using an explosive metallurgical welding technology. Using this technology, an explosive charge permanently fuses metals, many of which would otherwise be incompatible, such as aluminum and stainless steel. The result is a strong but lightweight metal that can be machined and welded into complex assemblies. The division finishes the metals to the customer's specifications using milling, welding, lathe and rolling techniques, and tests the finished products in its metallurgical lab using non-destructive testing such as dye penetration and ultrasonic scanning. The division also uses its explosive technology to shock-harden metals for use in applications where extremely high tensile strength is required, such as rail track intersections and switch components, and to pressure form complex metal parts. The division's explosively bonded metals are used by the U.S. Electronics Group and other customers in the aerospace, defense, energy, medical, and marine industries. Explosively bonded metals are used to fabricate products for highly specialized applications such as satellites, aircraft and missiles, where weight minimization is a critical factor. The metals are also used for products such as oil drill heads, aircraft engine heat exchange tubes, flanges, and feedthroughs for nuclear particle accelerators, where strength at high temperature and heat dissipation are critical, and for products such as naval interfaces and structures, where galvanic corrosion resistance is a requirement.

          Display Technology Division

Relays and Solenoids. At its facility in Vancouver, Washington, the U.S. Electronics Group's Display Technology Division designs, manufactures and markets electromechanical devices, such as relays, solenoids, sensors, electronic assemblies, actuators, and time delays used in a wide variety of satellite, aircraft and military hardware applications. These high reliability but low power switches use only one to ten amperes, making them suitable for applications such as satellite power bus controllers and aircraft fuel control valves, and they have been used in many space vehicles launched by the United States and European countries. The division has specialized equipment for CNC milling, turning and welding that is used for producing these products.

Flat Panel Displays. The division also designs and manufactures ruggedized, optically enhanced liquid crystal displays and optical filters. These displays allow users to view the image at a much higher resolution than standard commercial units. The division's flat panel display product is an extended temperature commercial liquid crystal display sandwiched between specialized layers of glass and optical filters in the front, heating and cooling units, and a computerized optical enhancer, in the back. The entire unit is mounted in a heavy-duty housing. The flat panel display is used for high ambient light commercial applications that range from GPS displays and light control filters used on private and commercial aircraft to ground vehicle displays and automatic teller machine displays.

Sales and Marketing; Distribution

The Company markets its products using a combination of direct sales and outside sales representatives. In addition, the Company maintains internal customer service staff and engineering capabilities to provide technical support to customers. The Company is consolidating marketing efforts within its operating groups and expanding its direct sales forces. Currently, the U.S. Aerospace Group relies primarily on its direct sales force, but the group also maintains a sales representative network for sales in specific markets and geographic areas. The European Aerospace Group utilizes its own employee sales force for sales of its products to customers in the United Kingdom. This internal sales force is organized into two groups, one group responsible for sales of precision castings and one group responsible for metal formed products. The European Aerospace Group also uses independent agents to market its products to customers in countries other than the United Kingdom. The U.S. Electronics Group markets its products in the United States, Europe and Asia through a network of manufacturer representatives and resellers, generally established on a geographic basis. The Company believes that it has the opportunity to leverage customer relationships to supply more complete systems by providing products that combine the technologies and manufacturing abilities of its different groups. Consequently, the Company is emphasizing cross-selling efforts between its operating groups.

Customers

The Company's top ten customers in terms of revenues during fiscal 1999 were Boeing, PACCAR, Rolls-Royce, British Aerospace, Aermacchi, Lucas Aerospace, Northrop Grumman, Raytheon, Honeywell, and Northern Telecom. Only the first four of the top ten customers accounted for 5% or more of the Company's revenues, with Boeing at approximately 13%, PACCAR at approximately 8%, Rolls-Royce at approximately 7%, and British Aerospace at approximately 5%. Together, the top ten customers accounted for approximately 47% of the Company's sales during fiscal 1999, and no other customer accounted for more than 2% of the Company's revenues. Because of the relatively small number of customers for most of the Company's products, the Company's largest customers can influence product pricing and other terms of trade. The loss of any of the Company's largest customers or reduced or canceled orders from those customers could have a material adverse effect on the Company and its financial performance.

The Company's U.S. Aerospace and European Aerospace Groups currently serve substantially different customer bases in similar markets. For example, the U.S. Aerospace Group supplies components and parts to Boeing for each of Boeing's 737, 747, 757, 767 and 777 commercial aircraft construction programs. The European Aerospace Group supplies components and parts for each of Airbus' A300/310, A320 and A330/340 commercial aircraft construction programs. The Company's sales are currently divided approximately equally between the United States and Europe. One of the Company's goals is to take advantage of its position in both the United States and European markets to provide access for its U.S. groups to customers in Europe, and access for its European group to customers in the U.S., which they might not otherwise be able to serve. Consequently, the Company is emphasizing cross-marketing efforts between its European and U.S. groups.

Backlog

The majority of the Company's sales are made pursuant to individual purchase orders and are subject to termination by the customer upon payment of the cost of work in process plus a related profit factor. Historically, the Company has experienced no significant order cancellations. As of May 31, 1999, the Company had purchase orders and contractual arrangements evidencing anticipated future deliveries ("backlog") through fiscal year 2001 of approximately $100 million, of which approximately $80 million is expected to be delivered in fiscal year 2000. As of May 31, 1998, the Company had backlog through fiscal year 2000 of approximately $100 million. There is no assurance that backlog will be completed and booked as net sales. Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on the Company and its financial performance.

Competition

The Company is subject to substantial competition in many of the markets that it serves. In the hot forming market, the Company's competitors include Die Barnes Group Inc. and GKN Westland Aerospace (North America). In the cold forming market, the Company competes with companies such as AHF and Pendle, as well as the in-house cold forming capabilities of certain of its customers, including British Aerospace. In the sand casting market, the Company competes with a number of West Coast and Midwest foundries, including ConMetco in Oregon and North Carolina, Production Pattern in California, Progress Foundry in Minnesota, and Wellman Dynamics in Iowa. The Company's competitors in the European sand casting market include SFU, Stones, Haleys, Hitchcock, and Teledyne. In the investment casting market, the Company's competitors include the Cercast Group, Tital and Tritech. In the precision machining market, the Company competes with a number of regional machine shops. In the electronics markets, the Company's competitors include Amphenol Corporation, Hermetic Seal Corporation, AVX Corporation, Spectrum Control, Inc., and Electronics Design and Communications Instruments. Many of these competitors have greater financial resources, broader experience, better name recognition and more substantial marketing operations than the Company, and represent substantial long-term competition for the Company.

Components and products similar to those made by the Company can be made by competitors using a number of different manufacturing processes. The Company believes that its manufacturing processes, proprietary technologies, and experience provide significant advantages to the Company's customers, such as high quality, more complete solutions, competitive prices, and physical properties that must meet stringent demands. However, alternative forms of manufacturing can be used to produce many of the components and products made by the

Company. In addition, new developments by competitors are expected to continue, and the Company's competitors could develop products that are viewed by customers as more effective or more economical than the Company's product lines. The Company may not be able to compete successfully against current and future competitors, and the competitive pressures faced by the Company could have a material adverse effect on the Company and its financial performance.

Raw Materials

The European Aerospace Group obtains approximately 70% of its titanium from one supplier and is subject to a lead time of approximately 65 weeks in ordering and obtaining titanium. While the European Aerospace Group generally has managed the ordering process to obtain titanium when needed, a labor strike at the supplier negatively affected the group's ability to obtain timely deliveries of titanium during fiscal 1999. Although the shortage of titanium did not have a material adverse effect on the European Aerospace Group's business or on the financial condition of the Company, some business was lost due to customers' dual sourcing contracts, and some customer orders that were expected to be delivered in fiscal 1999 were delayed into fiscal 2000. The effect of the strike emphasizes the fact that a failure of the Company to obtain titanium or other raw materials when needed, or significant cost increases imposed by suppliers of raw materials such as titanium or aluminum, could have a material adverse effect on the Company and its financial performance. The Company generally has readily available sources of all raw materials and supplies it needs to manufacture its products and, where possible, the Company maintains alternate sources of supply. However, the Company does not have fixed price contracts or arrangements for all of the raw materials and other supplies it purchases. Shortages of, or price increases for, certain raw materials and supplies used by the Company have occurred in the past and may occur in the future. Future shortages or price fluctuations could have a material adverse effect on the Company's ability to manufacture and sell its products in a timely and cost-effective manner.

Proprietary Rights

Significant aspects of the Company's business depend on proprietary processes, know-how and other technology that are not subject to patent protection. The Company relies on a combination of trade secret, copyright and trademark laws, confidentiality procedures, and other intellectual property protection to protect its proprietary technology. However, there is no assurance that the Company's competitors may not develop or utilize technology that is the same as or similar to such technology of the Company.

The Company has 32 U.S. patents, eight U.S. patent applications pending, two PCT International patent applications pending, one Canadian patent application pending, and one European patent enforceable in the U.K., most of which pertain to the U.S. Electronics Group. In addition, the European Aerospace Group has one patent application pending in several jurisdictions. There is no assurance that any of the patent applications will result in issued patents, that existing patents or any future patents will give the Company any competitive advantages for its products or technology, or that, if challenged, these patents will be held valid and enforceable. Most of the Company's issued patents expire at various times over the next 15 years, with 16 patents expiring over the next five years. Although the Company believes that the manufacturing processes of much of its patented technology are sufficiently complex that competing products made with the same technology are unlikely, there is no assurance that the Company's competitors will not design competing products using the same or similar technology after these patents have expired.

Despite the precautions taken by the Company, unauthorized parties may attempt to copy aspects of the Company's products or obtain and use information that the Company regards as proprietary. Existing intellectual property laws give only limited protection with respect to such actions, and policing violations of such laws is difficult. The laws of certain countries in which the Company's products are or may be distributed do not protect products and intellectual property rights to the same extent as do the laws of the United States. The Company could be required to enter into costly litigation to enforce its intellectual property rights or to defend infringement claims by others. Such infringement claims could require the Company to license the intellectual property rights of third parties. There is no assurance that such licenses would be available on reasonable terms, or at all.

Environmental Matters

The Company's facilities are subject to governmental laws and regulations concerning solid waste disposal, hazardous materials generation, storage, use and disposal, air emissions, waste water discharge, employee health and other environmental matters (together, "Environmental Laws"). Proper waste disposal and environmental regulation are major considerations for the Company because a number of the metals, chemicals and other materials used in and resulting from its manufacturing processes are classified as hazardous substances and hazardous wastes. If permitting and other requirements of applicable Environmental Laws are not met, the Company could be liable for damages and for the costs of remedial actions and could also be subject to fines or other penalties, including revocation of permits needed to conduct its business. Any permit revocation could require the Company to cease or limit production at one or more of its facilities, which could have a material adverse effect on the Company and its financial performance. The Company has an ongoing program of monitoring and addressing environmental matters, and from time to time in the ordinary course of business is required to address minor issues of noncompliance at its operating sites. Recently, the Company identified certain operations or processes that lacked required permits or otherwise are not in full compliance with applicable Environmental Laws. Although the Company believes these items are not material, the Company is taking steps to remedy any noncompliance.

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

Government Regulation

Certain of the Company's products are manufactured and sold under United States government contracts or subcontracts. As with all companies that provide products or services to the United States government, the Company is directly and indirectly subject to various federal rules, regulations and orders applicable to government contractors. Some of these regulations relate specifically to the vendor-vendee relationship with the government, such as the bidding and pricing rules. Under regulations of this type, the Company must observe certain pricing restrictions, produce and maintain detailed accounting data, and meet various other requirements. The Company is also subject to many regulations affecting the conduct of its business generally. For example, in the United States the Company must adhere to federal acquisition requirements and standards established by the Occupational Safety and Health Act relating to labor practices and occupational safety standards. The Company is currently updating and implementing written policies and training programs relating to employee health and safety matters at several of its facilities. Violation of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts, or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds. In addition, some of the Company's customers are in the defense industry, and loss of governmental certification by such customers could have a material adverse effect on their purchases from the Company and the Company's business and financial performance.

Employees

As of May 31, 1999, the Company had approximately 1,157 employees, of whom approximately 1,035 were engaged in manufacturing functions, 38 in sales and marketing functions, 74 in administrative functions, and 10 in executive functions. Of the employees, approximately 283 were employed by the U.S. Aerospace Group, 573 by the European Aerospace Group, 289 by the U.S. Electronics Group, and 12 by Corporate. None of the Company's workforce in the United States is unionized. In March 1999, employees at the U.S. Aerospace Group's Casting Division voted against representation by the Teamsters Union. Certain of the European Aerospace Group's manufacturing and engineering employees are represented by labor unions, although all negotiations are carried out through employee work committees. The Company has not experienced any work stoppages, and it believes that its relationships with its employees are good.

Risk Factors

Acquisition Risks. The Company has pursued an aggressive growth strategy and expects to continue to evaluate and pursue potential strategic acquisitions. The success of this strategy depends upon the Company's ability to manage the risks associated with acquisitions. These risks include:

     o the ability of the Company to assess the value, strengths and weaknesses of acquisition candidates accurately,
     o the Company's effectiveness in implementing necessary changes at newly acquired subsidiaries,
     o possible diversion of management attention from the Company's operations, and
     o possible increased borrowings, disruption of product development cycles and dilution of earnings per share.

The Company has recently incurred substantial losses in connection with its acquisition of Electronic Specialty Corporation, and its investment in Orca Technologies, Inc. The size of the Company's European Aerospace Group, which was acquired in July 1998, will cause it to have a significant impact on the Company's future financial results. If the Company fails to manage these or other acquisition risks, there could be a material adverse effect on the Company and its financial performance. See "- Strategies - Pursue Strategic Acquisitions," and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events Electronic Specialty Corporation Settlement" and "- Orca Technologies, Inc."

Management of Growth. The Company has experienced rapid growth from both operations and acquisitions. This growth has placed and will continue to place significant demands on the Company's managerial, administrative, financial and operational resources. For example, both the Company's total number of employees and the number of its operating sites nearly doubled as a result of the Aeromet acquisition. The Company's operating divisions have had different accounting systems, which the Company has integrated or has plans to integrate. As the Company grows and becomes more complex, an increasing level of diligence in its business decisions will be necessary to comply with regulatory and accounting requirements. To manage its growth effectively, the Company must continue to improve its operational, accounting, financial and other management processes and systems, and must continue to attract and retain highly skilled management and technical personnel. See "- Strategies."

Significant Debt. The Company incurred substantial debt and payment obligations in order to finance the Aeromet acquisition and ongoing operations. This debt could have important consequences, such as:

     o making the Company unable to obtain additional financing in the future,
     o diverting a significant portion of the Company's cash flow to principal and interest payments and away from operations, acquisitions and capital expenditures,
     o increasing the Company's interest expense, and decreasing the Company's net income,
     o putting the Company at a competitive disadvantage in relation to competitors with less debt, or
     o limiting the Company's flexibility in adjusting to downturns in its business or market conditions.

Ability to Make Debt Payments. The Company's future financial and operating performance will affect its ability to make payments on its debt. Since the Company's performance is affected by many factors, some of which are beyond its control, there is no assurance that the Company will have sufficient cash flow to make its debt payments when scheduled, or at all. If the Company did not have sufficient cash flow to make its debt payments, the Company could be forced to:

     o    reduce or delay capital expenditures,
     o    dispose of material assets or operations, potentially at a loss,
     o restructure or refinance its debt at potentially higher rates of interest, or
     o seek additional equity capital, which could dilute the value of the shares held by the Company's existing shareholders.

There is no assurance that the Company would be able to achieve any of these actions on satisfactory terms or at all. In addition, if the Company were unable to repay its secured debt, the Company's secured lenders could proceed against any collateral securing that debt.

Restrictive Debt Covenants. The Company is subject to a number of significant covenants under some of the agreements governing its debt. Those covenants restrict a number of corporate activities, including the ability of the Company to:

     o    dispose of or create liens on assets,
     o    incur additional indebtedness,
     o    prepay or amend certain debt,
     o    pay dividends or repurchase stock,
     o    enter into sale and leaseback transactions,
     o    make investments, loans or advances,
     o    engage in acquisitions, mergers or consolidations,
     o    make capital expenditures,
     o    change the business conducted by the Company or its subsidiaries, or
     o    engage in certain transactions with affiliates.

The breach of any of these covenants could result in a default that would permit the lenders to declare all amounts owed by the Company to be immediately due and payable. As a result, the Company's lenders might terminate their commitments to extend further credit to the Company. In addition, if there is a change of control of the Company, the Company may be required to repay its debt. Any of these events could have a material adverse effect on the Company and its financial performance.

Possible Need for Additional Capital. The Company believes that its existing cash and credit facilities will be sufficient to meet the Company's currently budgeted working capital requirements for at least the next 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company's actual capital needs, however, will depend on many unpredictable factors, including:

     o    actual revenue generated from operations,
     o    interest due on the Company's variable rate debt,
     o    capital expenditures required to remain competitive, and
     o cash required for acquired companies, future acquisitions, and financing transaction costs.

As a result of these factors, the Company is unable to predict accurately the amount or timing of its future capital needs, if any. The Company's inability to obtain additional capital if and when needed could have a material adverse effect on its financial performance.

Year 2000. The Company is developing and carrying out a comprehensive strategy for updating its information management and manufacturing systems for Year 2000 ("Y2K") compliance. The Company's information technology ("IT") systems include customized and standard software purchased from outside vendors. All software has been identified and is being assessed to determine the extent of renovations required in order to be Y2K compliant. The Company has identified significant non-IT systems which may be impacted by the Y2K problem, including those relating to production, processing and communication equipment and is in the process of determining through inquiries of equipment suppliers, as well as testing of such equipment, the extent of renovations required, if any. The Company believes that required renovations, validation and implementations will be completed by September 30, 1999. The Company is continuing to identify third parties with which it has a significant relationship that, in the event of a Y2K failure, could have a material impact on the Company's financial position or operating results. The Company is continuing to make inquiries of these third parties to assess their Y2K readiness. The Company expects that this process will continue throughout the remainder of calendar 1999. Worst case Y2K scenarios could be as insignificant as a minor interruption in production or shipping resulting from unanticipated problems encountered in the IT systems of the Company or any of the significant third parties with whom the Company does business. The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that transactions could be processed manually while IT and other systems are repaired and that such interruptions would have a minor effect on the Company's operations. On the other hand, a worst case Y2K scenario could be as catastrophic as an extended loss of utility service resulting from interruptions at the point of power generation, long-line transmission, or local distribution to the Company's production facilities. Such an interruption could result in an inability to provide products to the Company's customers, resulting in a material adverse effect on the Company's operating results and financial position. The Company is in the process of developing a contingency plan in the event of a catastrophic Y2K problem and expects to have a plan in place by September 30, 1999.

Foreign Operations. Maintaining its European Aerospace Group subjects the Company to the risks of foreign operations. These risks include:

     o the Company's ability to manage operations in the United Kingdom effectively from its Wenatchee, Washington headquarters,

     o unfavorable changes in foreign government policies, regulations, tariffs, taxes and other trade barriers,
     o    exchange controls and limitations on dividends or other payments, and
     o    devaluations and fluctuations in currency exchange rates.

Exchange Rates. Because of its European Aerospace Group, the Company may decide to engage in hedging transactions in order to protect the Company from losses if the exchange rate between the U.S. dollar and the British pound sterling changes. However, hedging transactions may not completely offset such losses. The European Aerospace Group has a few contracts that are in European currencies other than British pounds sterling, or in U.S. dollars. The Company believes that the conversion of such currencies to the Euro will not have a material adverse effect on the European Aerospace Group's business or financial condition.

Aerospace Industry Risks; Cyclicality. The Company operates in historically cyclical industries. The aerospace, defense and transportation industries are sensitive to general economic conditions and have been adversely affected by past recessions. In past years, the aerospace industry has been adversely affected by a number of factors, including increased fuel and labor costs, and intense price competition. Recently, the commercial aircraft industry has experienced a downturn in the rate of its growth due to changing economic conditions and as a result of the ongoing financial crisis in Asia, which has caused reduction in production rates for some commercial airline programs. Additional cancellations or delays in aircraft orders from Asian customers of Boeing or Airbus could reduce demand for the Company's products and could have a material adverse effect on the Company's business and financial performance. There is no assurance that this trend will not continue or that general economic conditions will not lead to a downturn in demand for core products of the Company. See "- Industry Overview."

Dependence on Key Management and Technical Personnel. The Company believes that its ability to successfully implement its business strategy and to operate profitably depends significantly on the continued employment of its senior management team, led by its president, Donald A. Wright, and its significant technical personnel. The Company has key man life insurance policies on the life of Mr. Wright totaling $8 million. The Company's business and financial results could be materially adversely affected if Mr. Wright, other members of the senior management team, or significant technical personnel become unable or unwilling to continue in their present employment. In addition, the Company's growth and future success will depend in large part on its ability to retain and attract additional board members, senior managers and highly skilled technical personnel. Competition for such individuals is intense, and there is no assurance that the Company will be successful in attracting and retaining them. The Company's failure to do so could have a material adverse effect on the Company's business and financial performance.

Technological Change; Development of New Products. The market for the Company's products is characterized by evolving technology and industry standards, changes in customer needs, adaptation of products to customer needs, and new product introductions. The Company's competitors from time to time may announce new products, enhancements, or technologies that have the potential to replace or render the Company's existing products obsolete. The Company's success will depend on its ability to:

     o enhance its current products and develop new products to meet changing customer needs, and achieve market acceptance of such products, and
     o anticipate or respond to evolving industry standards and other technological changes on a timely and cost-effective basis.

The Company's failure to do so, or any significant delay, could have a material adverse effect on the Company's business and financial performance.

Product Liability. The Company is subject to the risk of product liability claims and lawsuits for harm caused by its products. The Company maintains product liability insurance with a maximum coverage of $2 million. However, there is no assurance that this insurance will be sufficient to cover any claims that may arise. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business and financial performance.

ITEM 2.  DESCRIPTION OF PROPERTY

The principal executive and administrative offices of the Company are located at 430 Olds Station Road, Wenatchee, Washington. The Company's headquarters building provides approximately 18,000 square feet of office space, and is owned by the Company. The Company also leases office facilities in (a) Edmonds, Washington, for administrative offices of approximately 1,800 square feet, for a base rent of $3,187 per month, subject to annual adjustment, under a lease that expires in 2001, and (b) Bothell, Washington, of approximately 21,390 square feet, for base rent of $295,000 per year, subject to annual adjustment, under a lease that expires in 2003. The Company subleases the Bothell facility to a third party and guarantees payment of the sublease. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events - Orca Technologies, Inc."

The location, use and approximate size of the Company's principal owned and leased manufacturing properties are as follows:

                                                Approx.    Own/         Annual          Lease       Mortgage
  Group        Location                           Area   Lease            Rent     Expiration        Balance
------------------------------------------------------------------------------------------------------------
  U.S.         Wenatchee, Washington            42,000   Lease       $ 199,000           2007            N/A
  Aerospace    ---------------------------------------------------------------------------------------------
               Entiat, Washington               84,000   Own               N/A            N/A     $1,108,000
               ---------------------------------------------------------------------------------------------
               Tacoma, Washington               21,700   Lease       $  78,000           2008            N/A
               ---------------------------------------------------------------------------------------------
               Sedro-Woolley, Washington        94,600   Lease       $ 374,000           2003            N/A
               ---------------------------------------------------------------------------------------------
               Wenatchee, Washington            41,400   Lease       $ 147,000           2001            N/A
------------------------------------------------------------------------------------------------------------
  European     Sittingbourne, Welwyn
  Aerospace    Garden City and Worcester       157,000   Lease  (pound)751,000           2018            N/A
               ---------------------------------------------------------------------------------------------
               Worcester                        15,000   Lease  (pound) 45,000           2003            N/A
               ---------------------------------------------------------------------------------------------
               Rochester                        34,000   Lease  (pound)180,000           2001            N/A
               ---------------------------------------------------------------------------------------------
               Birmingham                       59,000   Lease  (pound)236,000           2008            N/A
               ---------------------------------------------------------------------------------------------
               Sittingbourne                     7,000   Lease  (pound) 45,000           2005            N/A
------------------------------------------------------------------------------------------------------------
  U.S.         Wenatchee, Washington            49,000   Lease       $ 240,000           2007            N/A
  Electronics  ---------------------------------------------------------------------------------------------
               Sequim, Washington               18,355   Own               N/A            N/A           None
               ---------------------------------------------------------------------------------------------
               Butler, New Jersey               30,000   Own               N/A            N/A           None
               ---------------------------------------------------------------------------------------------
               Vancouver, Washington            50,000   Lease       $ 336,000           2009            N/A
------------------------------------------------------------------------------------------------------------

In July 1999, the Company moved the New Jersey operations of its Interconnect Division to Wenatchee, Washington. The Company has engaged a real estate broker to sell or lease the Butler, New Jersey property listed above.

In connection with the Aeromet acquisition, the Company entered into a 12-month option to purchase the Sittingbourne, Worcester and Welwyn Garden City facilities that are being leased by Aeromet, for a purchase price of approximately $12.5 million in cash. The Company did not elect to exercise this option.

In January 1999, the Company executed an agreement with the Port of Chelan County, Washington, giving the Company an option to purchase three parcels of land at or adjacent to its Wenatchee campus for a total of $5.4 million. The Company purchased the first parcel, for property adjacent to its Wenatchee campus, for $853,000 in cash, on February 2, 1999. If the Company exercises its options to purchase both of the remaining two parcels, the purchase of the second parcel would be expected to close in December 2000 and the third would be expected to close in August 2001.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information, Shareholders, and Dividends

Until March 13, 1995, there was no public market for the Company's Common Stock. From that date through September 14, 1995, the Common Stock was listed on the Nasdaq Electronic Bulletin Board. From September 15, 1995 through July 15, 1996, the Common Stock was traded on the Nasdaq Small Cap Market System under the symbol "PCTH." Since July 16, 1996, the Company's Common Stock and Common Stock Purchase Warrants ("Warrants") have been traded on the Nasdaq National Market System under the symbols "PCTH" for the Common Stock and "PCTHW" for the Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $4.6875 per share.

The Nasdaq National Market System reported the following range of high and low sales prices for the Common Stock and the Warrants for each calendar quarter during the period from January 1, 1997 through May 31, 1999, which covers all of the calendar quarters within the Company's 1998 and 1999 fiscal years:

                                                         Common Stock                 Warrants
   Calendar Period                                    High          Low          High            Low
   1997
   First Quarter                                  $  4.7500     $  2.7500     $  1.4063      $   .5000
   Second Quarter                                    4.0625        2.6875        1.1875          .7188
   Third Quarter                                     5.0625        3.7188        2.2500         1.2500
   Fourth Quarter                                    6.8750        4.0000        2.7500         1.5000
   1998
   First Quarter                                     7.0313        4.1875        3.1250         1.1250
   Second Quarter                                    6.9375        5.3125        3.0000         2.3750
   Third Quarter                                     7.0000        2.7813        3.0000         1.0000
   Fourth Quarter                                    3.0000        1.4375        1.0625         0.5000
   1999
   First Quarter                                     2.9688        1.6875        0.8750         0.3438
   Second Quarter (April 1 - May 31, 1999)           2.1875        1.5000        0.5625         0.3750

As of August 24, 1999, the closing sales price on the Nasdaq National Market System for the Common Stock was $1.50 per share, and the closing sales price on the Nasdaq National Market System for the Warrants was $0.50 per Warrant.

The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future. The Company's agreements with its principal lender and the Indenture restrict the Company's ability to pay dividends.

Common Stock

As of August 24, 1999, there were 1,013 holders of record of 19,253,331 shares of fully paid and nonassessable Common Stock outstanding. The number of holders is based on the Common Stock records maintained by the Company's transfer agent. Each share of outstanding Common Stock is entitled to participate equally in dividends as and when declared by the Board of Directors of the Company, out of funds legally available therefor, and is entitled to participate equally in any distribution of net assets made to the Company's common shareholders in the event of liquidation of the Company after payment to all creditors thereof. There are no preemptive rights or rights to convert Common Stock into any other securities. The holders of the Common Stock are entitled to one vote for each share held of record on all matters voted upon by the Company's shareholders and may not cumulate votes for the election of directors. Thus, the owners of a majority of the shares of the Common Stock outstanding may elect all of the directors of the Company and the owners of the balance of the shares of the Common Stock would not be able to elect any directors of the Company.

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

     Series A Convertible Preferred Stock

In February 1997, the Board of Directors authorized the issuance of 50,000 shares of the Company's Series A Convertible Preferred Stock, which were sold to a limited number of institutional investors under Rule 506 of the Securities Act. Effective as of June 11, 1997, the Company registered for resale up to 1,948,541 shares of Common Stock underlying the Series A Convertible Preferred Stock on a Form S-3 registration statement. As of May 14, 1998, all of the Series A Convertible Preferred Stock had been converted into 1,494,593 shares of Common Stock.

     Series B Convertible Preferred Stock

Preferred Stock Offering. In May and August 1998, the Company issued a total of 170,000 shares of Series B Convertible Preferred Stock ("Preferred Stock") and related warrants (the "Preferred Stock Warrants") to purchase 236,109 shares of Common Stock, for a total price of $17 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events - Preferred Stock Offering."

Redemption. The Company may redeem the Preferred Stock at a redemption price of $115 per share upon 20-days notice to the holder if the holder does not elect to convert within 15 days of receiving a redemption notice. The Company must either redeem any Preferred Stock that it is not permitted to convert without shareholder approval under Nasdaq requirements or obtain shareholder approval for such conversion. If the Company's senior lender requires, any redemption price, or other cash payments due to the holders, must be converted into promissory notes in favor of the holder until conversion or redemption is allowed to occur. The Indenture restricts the ability of the Company to repurchase its capital stock.

Conversion Shares. Upon conversion of a share of Preferred Stock, the holder will receive the number of shares of Common Stock equal to $100 divided by the then-applicable conversion price of the Preferred Stock. See "- Conversion Price", below. However, no holder of Preferred Stock is entitled to voluntarily convert Preferred Stock that would cause the holder to own more than 9.9% of the Company's outstanding Common Stock at any time.

Conversion Price. The conversion price of the Preferred Stock is the lower of
(a) $7.20 per share, or (b) the average of the three lowest closing bid prices per share of the Common Stock over the 22 trading days before conversion. The Company cannot issue more than 3,000,000 shares of Common Stock pursuant to conversion notices unless (1) the Company's shareholders approve the issuance of additional shares of Common Stock over the 3,000,000 shares already reserved for issuance (the

"Additional Shares"), or (2) the Company redeems any Preferred Stock whose conversion would cause the issuance of Additional Shares. The average conversion price that would result in the issuance of 3,000,000 shares of Common Stock is $5.67. As of August 24, 1999, 13,684 shares of Preferred Stock had been converted into 849,614 shares of Common Stock. The Indenture restricts the Company's ability to redeem its capital stock unless it meets certain conditions, and the Company expects that it would request shareholder approval to issue Additional Shares if 3,000,000 shares of Common Stock are not sufficient to cover all of the Preferred Stock to be converted. If the Company's shareholders approve the issuance of Additional Shares, the number of Additional Shares actually issued would depend on the market price of the Company's Common Stock at the time Preferred Stock is converted, and could result in the issuance of a substantial number of Additional Shares. If (a) the Company does not redeem the Preferred Stock whose conversion would cause the issuance of the Additional Shares, or (b) the Company's shareholders do not approve the issuance of Additional Shares and the Company is therefore unable to convert any of the Preferred Stock, then the Company will incur a monthly penalty of 2% of the Preferred Stock's liquidation preference until the Company redeems the Preferred Stock or obtains shareholder approval to issue the Additional Shares. Any Preferred Stock outstanding on May 15, 2003 will automatically convert into Common Stock at the then-applicable conversion price.

Sale of Shares Issued Upon Conversion. Up to 3,000,000 shares of Common Stock issued upon conversion of the Preferred Stock, and the 236,109 shares issuable upon exercise of the Preferred Stock Warrants, may be sold by the holders pursuant to a registration statement on Form S-1 that was declared effective by the SEC on December 23, 1998, or under any applicable exemption from registration. The Company would also register any Additional Shares for resale.

Exercise of the Preferred Stock Warrants. The Preferred Stock Warrants may be exercised after May 15, 1999 and before their expiration on May 15, 2001. The exercise price of the Preferred Stock Warrants is $7.20 per share of Common Stock. The Company intends to use the proceeds from exercise of these warrants, when and if they are exercised, primarily for working capital or other corporate purposes.

Indemnification. The Company has agreed to indemnify the holders of the Preferred Stock, and those holders have agreed to indemnify the Company, against certain liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Warrants

As of August 24, 1999, the Company had outstanding warrants to purchase Common Stock as follows:

     o warrants to purchase 236,109 shares that (a) were issued in connection with the Preferred Stock Offering, (b) have an exercise price of $7.20 per share, and (c) expire on May 15, 2001;

     o publicly traded warrants to purchase 2,295,000 shares of Common Stock, that (a) were issued as part of the units sold in the Company's July 1996 registered public offering ("Units"), (b) have an exercise price of $4.6875 per share, and (c) expire in July 2001;

     o warrants to purchase Units consisting of 180,000 shares of registered Common Stock and publicly traded warrants to purchase 180,000 shares of Common Stock, that (a) were issued to underwriters in the July 1996 public offering, (b) have an exercise price of $3.75 per Unit, and (c) expire in July 2001; and

     o warrants to purchase a total of 247,500 shares of Common Stock issued to several employees and consultants of the Company, that (a) have exercise prices ranging from $2.00 to $4.80 per share, and (b) expiration dates that range from May 2001 to February 2005.

No holder of warrants possesses any rights as a shareholder under such warrants until exercise of such warrants. Of the shares issuable upon exercise of the employee and consultant warrants, 160,000 shares are registered under a Form S-8 registration statement, and 87,500 shares are registered for resale under a Form S-3 registration statement.

Registration Rights

Liviakis. 590,000 shares of restricted Common Stock held by Liviakis Financial Communications, Inc. and Robert B. Prag have certain piggyback registration rights that took effect in February 1999 after expiration of a lock-up period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events - Issuance of Common Stock to Liviakis." These piggyback registration rights are subject to certain conditions, including the right of the Company's underwriters, if any, to limit the number of such shares included in the registration.

Preferred Stock Offering. The Company would be obligated to register for resale any shares of Common Stock issuable upon conversion of Preferred Stock that would exceed 3,000,000 shares of Common Stock, if the Company's shareholders approve such issuance.

Fall 1998 Common Stock Offering. The Company has agreed to register for resale the 2,585,000 shares of Common Stock sold in its Fall 1998 Common Stock Offering. However, the Company has offered to file a registration statement with respect to those shares, and, as of August 24, 1999, the holders have not elected to exercise their registration rights. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events - Fall 1998 Common Stock Offering."

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

Transfer Agent and Registrar

The Transfer Agent and Registrar for the Company's Common Stock and publicly traded Warrants is Interwest Transfer Co., Inc.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data presents selected historical financial data of the Company as of and for the years ended May 31, 1995, 1996, 1997, 1998, and 1999, and is derived from the Company's audited financial statements. This data should be read in conjunction with the Company's Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                  Years Ended May 31,
                                            -------------------------------------------------------------
                                                (in thousands, except percentage and per share data)
                                                 1995         1996         1997         1998         1999
                                            ---------    ---------    ---------    ---------    ---------
Statement of Operations Data:
     Net sales(1).......................    $  11,035    $  20,725    $  34,175    $  54,099    $ 107,366
     Cost of sales......................        9,092       16,439       25,969       39,487       86,094
                                            ---------    ---------    ---------    ---------    ---------
     Gross profit.......................        1,943        4,286        8,206       14,612       21,272
     Operating expenses.................        3,327        4,869        6,259        9,872       17,308
                                            ---------    ---------    ---------    ---------    ---------

     Income (loss) from operations......       (1,384)        (583)       1,947        4,740        3,964
     Net interest (expense).............         (282)        (498)        (384)        (755)      (8,140)
     Other income (expense).............           14           15          169         (853)     (11,332)
                                            ---------    ---------    ---------    ---------    ---------
     Income (loss) before taxes.........       (1,652)      (1,066)       1,732        3,132      (15,508)
     Income taxes benefit (expense).....          241           67          (50)         482        2,639
                                            ---------    ---------    ---------    ---------    ---------
     Net income (loss)..................    $  (1,411)   $    (999)   $   1,682    $   3,614    $ (12,869)
                                            ---------    ---------    ---------    ---------    ---------
     Net income (loss) per share:
        Basic...........................         (.41)        (.16)         .18          .29         (.74)
        Diluted.........................         (.41)        (.16)         .17          .27         (.74)
     Shares used in computation of
     income (loss) per share:
        Basic...........................        3,469        6,209        9,500       12,486       17,359
        Diluted.........................        3,469        6,209       10,036       13,606       17,359
Other Financial Data:
     EBITDA(2)..........................    $    (976)   $     288    $   3,305    $   6,944    $  10,669
     EBITDA margin(3)...................           --          1.4%         9.7%        12.8%         9.9%
     Depreciation and amortization......    $     409    $     871    $   1,358    $   2,204    $   6,705
     Capital expenditures...............          959        1,293        2,739       10,290        8,281


                                                                      At May 31,
                                            -------------------------------------------------------------
                                                                    (in thousands)
                                                 1995         1996         1997         1998         1999
                                            ---------    ---------    ---------    ---------    ---------
Balance Sheet Data:
     Cash and cash equivalents..........    $   1,079    $     725    $   3,048    $  11,461    $   8,134
     Working capital....................        1,758          952       13,090       25,599       38,329
     Total assets.......................       11,630       27,649       35,752       78,580      158,727
     Long-term debt (including current
        portion)........................        3,902        6,404        4,233       11,233       83,410
     Shareholders' equity...............        5,454       12,539       25,619       56,142       54,019

--------------

(1) The increases in net sales are attributable to acquisitions by the Company and internal growth. See "Description of Business" and "Management's
     Discussion and Analysis of Financial Condition and Results of Operations."

(2) "EBITDA" represents income (loss) from operations plus depreciation and amortization expense. EBITDA should not be construed as an alternative to
     (i) net income, as defined by generally accepted accounting principles, as an indicator of the Company's operating performance or (ii) cash flow, as defined by generally accepted accounting principles, as a measure of liquidity.

(3) "EBITDA margin" represents EBITDA as a percent of net sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
This section and the "Description of Business" section of this Form 10-K contain "forward-looking statements." These forward-looking statements are not guarantees of the Company's future performance. They are subject to risks and uncertainties related to business operations, some of which are beyond the Company's control. Any of these risks or uncertainties may cause actual results or future circumstances to differ materially from the forward-looking statements set forth in this section under the captions "Overview" and "Liquidity and Capital Resources," and in "Description of Business" under each of the captions in that section.
--------------------------------------------------------------------------------

Overview

The Company has been an active consolidator of companies, and its results of operations have been substantially affected by acquisitions. The Company has acquired and integrated eleven companies since 1990. See "Description of Business - Corporate History." These acquisitions, as well as internal growth in the Company's existing and acquired businesses, have resulted in substantial increases in net sales. The Company's operating expenses and margins and other expenses also have been affected by certain expenses directly associated with the acquisitions and related capital raising transactions. The Company has experienced substantial increases in all other expense categories as a result of the increases in its operations. A portion of these expenses is attributable to the assimilation of acquired operations into the Company's existing businesses.

In July 1998, the Company acquired Aeromet International PLC ("Aeromet"). Aeromet is a manufacturer of magnesium and aluminum precision sand and investment castings, and of titanium and aluminum formed sheet products, with five locations in England. The Aeromet acquisition has had a significant effect on the Company's operations and on comparisons of income, expense, and balance sheet items in periods after July 1998. The Company's financial results for fiscal 1999 include ten months of operations of Aeromet.

Substantially all of the Company's revenues are generated by sales to customers in the commercial aerospace, defense, electronics, and transportation industries, with commercial aerospace and defense industry sales being the most significant. The commercial aerospace and defense industries are cyclical in nature and subject to changes based on general economic conditions, and on commercial airline industry, defense and government spending. See "Description of Business - Industry Overview" and " - Risk Factors - Aerospace Industry Risks; Cyclicality."

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

Results of Operations

For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements of the Company presented in this Form 10-K.

The following table sets forth for the periods indicated certain historical statement of operations data of the Company expressed in dollars (in thousands) and as a percentage of net sales.

                                                                       Years Ended May 31,
                             ------------------------------------------------------------------------------------------------------
                                    1995                 1996                 1997                 1998                 1999
                             ------------------   ------------------   ------------------   ------------------   ------------------
Net sales..................  $  11,035    100.0%  $  20,725   100.0%   $  34,175    100.0%  $  54,099    100.0%  $ 107,366    100.0%
Cost of sales..............      9,092     82.4      16,439    79.3       25,969     76.0      39,487     73.0      86,094     80.2
                             ------------------   ------------------   ------------------   ------------------   ------------------
Gross profit...............      1,943     17.6       4,286    20.7        8,206     24.0      14,612     27.0      21,272     19.8
Operating expenses.........      3,327     30.1       4,869    23.5        6,259     18.3       9,872     18.2      17,308     16.1
                             ------------------   ------------------   ------------------   ------------------   ------------------
Income (loss) from
  operations...............     (1,384)   (12.5)       (583)   (2.8)       1,947      5.7       4,740      8.8       3,964      3.7
Net interest expense.......       (282)    (2.6)       (498)   (2.4)        (384)    (1.1)       (755)    (1.4)     (8,140)    (7.6)
Other income (expense).....         14      0.1          15       -          169      0.5        (853)    (1.6)    (11,332)   (10.6)
Income tax benefit
  (expense)................        241      2.2          67     0.3          (50)    (0.1)        482      0.9       2,639      2.5
                             ------------------   ------------------   ------------------   ------------------   ------------------
Net income (loss)..........  $  (1,411)   (12.8)% $    (999)   (4.9)%  $   1,682      5.0%  $   3,614      6.7%  $ (12,869)   (12.0)
                             ==================   ==================   ==================   ==================   ==================
EBITDA.....................  $    (976)    (8.8)% $     288     1.4%   $   3,305      9.7%  $   6,944     12.8%  $  10,669      9.9%
                             ==================   ==================   ==================   ==================   ==================

     Year Ended May 31, 1999 Compared to Year Ended May 31, 1998

Net Sales. Net sales increased by $53.3 million, or 98.5%, to $107.4 million for fiscal 1999 from $54.1 million in fiscal 1998. The significant increase in net sales for fiscal 1999 from fiscal 1998 included a significant net sales contribution from Aeromet ($52.8 million), and an increase in sales of electronic products for aerospace, satellite and weapons systems (a $3.5 million increase), offset by a decrease in commercial aerospace and transportation net sales (a $3.0 million decrease). The commercial aerospace industry net sales decrease was primarily attributable to decreases in production of certain aircraft models and inventory minimization initiatives at Boeing.

The Company completed the Aeromet acquisition in July 1998. This acquisition expanded the Company's operations to the European aerospace and defense markets, as well as adding to the Company's core competencies in casting and forming. See "Description of Business - Corporate History" and "- Products, Processes and Markets - European Aerospace Group." Accordingly, net sales for fiscal 1999 included ten months of operations of Aeromet, contributing $52.8 million in net sales.

Gross Profit. Gross profit increased by $6.7 million, or 45.9%, to $21.3 million for fiscal 1999 from $14.6 million in fiscal 1998. As a percentage of net sales, gross profit decreased to 19.8% in fiscal 1999 from 27.0% in fiscal 1998. This percentage decrease was primarily attributable to three factors. First, the addition of Aeromet has caused consolidated average margins to be lower because casting segment gross profits have been historically lower, generally in the 18% to 22% range (gross profits on Aeromet net sales for fiscal 1999 were 20%). Second, commercial aerospace net sales decreased during fiscal 1999. Third, the Company recorded approximately $2.2 million in non-recurring adjustments to inventories, which reduced gross profits 2.1% for fiscal 1999.

Operating Expenses. Operating expenses increased by $7.4 million, or 75.3%, to $17.3 million for fiscal 1999 from $9.9 million in fiscal 1998. The Aeromet acquisition added $3.6 million, corporate operational costs added $2.0 million, and the remainder of $2.2 million was attributable to general cost increases in operating businesses. As a percentage of net sales, operating expenses decreased from 18.2% to 16.1%.

EBITDA. EBITDA, as defined, increased by $3.7 million, or 53.6%, to $10.7 million for fiscal 1999 from $6.9 million in fiscal 1998. As a percentage of net sales, EBITDA decreased to 9.9% in fiscal 1999 from 12.8% in fiscal 1998. The decrease in EBITDA as a percentage of net sales during this period was primarily attributable to $2.2 million in non-recurring adjustments to inventories recorded during the year and the decreased gross profit due to the decline in commercial aerospace net sales and Aeromet's lower margins.

Net Interest Expense. Net interest expense increased $7.4 million, or 980.1%, to $8.1 million for fiscal 1999 from $755,000 in fiscal 1998. This increase was primarily due to the Company's financing of the Aeromet acquisition in July 1998 with the issuance of $75.0 million of 11 1/4% senior subordinated notes (a $7.7 million increase in interest expense and the associated amortization of issuance costs).

Other Income (Expense). Other income (expense) represents non-recurring and non-operational income and expense for the period. Other expense increased to $11.3 million in fiscal 1999 from $853,000 in fiscal 1998. This increase of $10.5 million was due principally to a $7.8 million write-down of the Company's investment in Orca Technologies, Inc., a write-off of $2.0 million of goodwill, net, associated with the acquisition of Electronic Specialty Corporation ("ESC") in April 1998, and a $1.1 million write-down for long-lived asset impairment at ESC.

Net Income. Net income decreased $16.5 million, to a $12.9 million loss for fiscal 1999 from a $3.6 million income in fiscal 1998, primarily as a result of the factors discussed above. Income tax benefit increased $2.1 million, to $2.6 million for fiscal 1999 from $482,000 in fiscal 1998, primarily as a result of the net operating losses incurred in fiscal 1999.

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

Commercial aerospace industry net sales comprised 42.6% of total net sales in fiscal 1998, up from 34.5% of net sales in fiscal 1997. Defense industry sales comprised 19.9% of total net sales in fiscal 1998, down from 21.3% of net sales in fiscal 1997.

The Company completed its acquisition of Balo Precision Parts, Inc. ("Balo") in February 1998 and its ESC acquisition effective as of March 1998. These acquisitions expanded production of hermetically sealed product offerings and added relay, solenoid and flat panel display product lines. See "Description of Business - Corporate History" and "- Products, Processes and Markets - U.S. Electronics Group." Accordingly, net sales for fiscal 1998 also included approximately four months of operations of Balo and three months of operations for ESC, contributing approximately $4.3 million to net sales in fiscal 1998.

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

Net Interest Expense. Net interest expense increased $371,000, or 96.6%, to $755,000 for fiscal 1998 from $384,000 in fiscal 1997. This increase was primarily due to the Company's financing of capital equipment purchases and debt incurred to finance the expansion of its Wenatchee facilities to support growth in net sales.

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

The Company acquired Northwest Technical Industries, Inc. ("NTI") in April 1997, which added capabilities for explosive bonding of specialty metals. See "Description of Business - Corporate History" and "- Products, Processes and Markets - U.S. Electronics Group." Accordingly, net sales for fiscal 1997 included one month of operations of NTI, which contributed $183,000 to total net sales for that year.

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

Operating Expenses. Operating expenses increased by $1.4 million, or 28.6%, to $6.3 million for fiscal 1997, from $4.9 million for fiscal 1996. As a percentage of net sales, operating expenses decreased to 18.3% in fiscal 1997 from 23.5% in fiscal 1996. The substantial decrease in operating expenses as a percentage of net sales was primarily attributable to the Company's improved ability to leverage its operating costs and the consolidation of certain operations to the Company's Wenatchee manufacturing campus. Specifically, both Ceramic Devices, Inc. in the U.S. Electronics Group and Cashmere Manufacturing Co., Inc. in the U.S. Aerospace Group were consolidated into the Company's Wenatchee manufacturing campus. See "Description of Business - Products, Processes and Markets - U.S. Electronics Group" and "- U.S. Aerospace Group."

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

Other Income (Expense). Other income increased to $169,000 in fiscal 1997 from income of $15,000 in fiscal 1996, primarily as a result of sale of scrap and recycling of excess materials in the manufacturing process.

Net Income. Net income increased $2.7 million to $1.7 million for fiscal 1997 from a loss of $999,000 in fiscal 1996, primarily as a result of factors discussed above.

Liquidity and Capital Resources

Cash used in operating activities was $372,000 for fiscal 1999 compared to cash provided by operating activities of $1.6 million in fiscal 1998. The change in net cash from operations was primarily a result of the net loss for the year and decreases in accounts payable, accrued liabilities and other liabilities, partially offset by decreases in inventories.

Cash used in investing activities increased from $16.7 million in fiscal 1998 to $79.3 million in fiscal 1999, an increase of $62.6 million. The change results primarily from the Company's acquisition of Aeromet in July 1998 ($69.4 million) and increased investment in property and equipment of $8.0 million in fiscal 1999 compared to $6.5 million in fiscal 1998, partially offset by a $4.8 million decrease in issuance of notes receivable.

Cash generated from financing activities increased by $52.9 million, to $76.4 million in fiscal 1999, from $23.5 million in fiscal 1998. During fiscal 1999, the Company completed several financing transactions. As a result, the Company received net proceeds of: (i) $71.7 million from the issuance of senior subordinated notes to support the Aeromet acquisition; (ii) $4.9 million from the sale of Common Stock; and (iii) $6.6 million from the sale of Series B Convertible Preferred Stock. Cash generated by the debt and equity financing transactions was offset to a certain degree by payments on long-term debt and capital leases of $5.8 million and financing costs of $1.0 million during fiscal 1999.

At May 31, 1999, the Company's primary banking relationships include a revolving line of credit of up to $6.3 million for the Company's U.S. operations, which expires in September 1999, and a revolving line of credit up to approximately $7.2 million (4.5 million pounds sterling) for the Company's U.K. operations, which expired in July 1999. The Company is currently negotiating with its lenders to renew these lines of credit. As of May 31, 1999, both revolving lines of credit were unused.

Capital expenditures, other than for the Aeromet acquisition, were approximately $8.1 million in fiscal 1999. Of this amount, $2.7 million was for a building and land and approximately $5.4 million was for equipment. Included in the amount spent for capital equipment was the purchase of substantially all the assets of Lyden Castparts, Inc. ("Lyden") from a related party by the Company's Aeromet America, Inc. subsidiary. The purchase price consisted of approximately $642,000 of Lyden's liabilities, which the Company paid, plus approximately $300,000 in assumed liabilities consisting primarily of trade payables. On June 1, 1999, the Company acquired all of the stock of Skagit Engineering & Manufacturing, Inc. for $1.3 million in cash. The Company has also entered into a letter of intent to acquire Nova-Tech Engineering, Inc. ("Nova-Tech"). The Company is negotiating the terms of a stock purchase agreement with Nova-Tech's shareholders and expects that the purchase price will consist of approximately $2.7 million in cash and $250,000 in stock. The Company expects that the definitive stock purchase agreement will contain conditions to closing, including receipt of a letter ruling from the Internal Revenue Service that is necessary to permit Nova-Tech's Employee Stock Ownership Plan to sell its Nova-Tech stock on the terms anticipated. The Company is providing services to Nova-Tech under an Operating Agreement dated April 23, 1999. As of May 31, 1999, the Company had loaned $735,000 to Nova-Tech for working capital. As of August 19, 1999, the Company had loaned Nova-Tech an additional $1,365,000. These loans have been made under the terms of two demand notes dated April 26, 1999 and August 5, 1999, each of which is secured by substantially all of the assets of Nova-Tech. As of May 31, 1999, the Company had no other material commitments outstanding for purchases of additional capital assets.

In December 1998, the Company entered into an agreement giving it the option to purchase three parcels of land that make up its Wenatchee campus from the Port of Chelan County for $5.4 million. The purchase of the first parcel was completed in early February 1999. If the Company exercises its options to purchase both of the remaining two parcels, the purchase of the second parcel is expected to close in December 2000 and the third is expected to close in August 2001.

The Company's working capital, as of May 31, 1999 and 1998 was $38.3 million and $25.6 million, respectively. The increase in working capital in fiscal 1999 over fiscal 1998 was primarily the result of debt and equity financing activities. In July 1998, the Company completed an offering of $75.0 million of 11 1/4% senior subordinated notes (the "Old Notes") to qualified institutional buyers to finance the Aeromet acquisition. In February 1999, the Company exchanged the Old Notes for new senior subordinated notes (the "Notes") of an equal principal amount. The Notes will mature on August 1, 2005, unless previously redeemed. The Notes will be redeemable at the option of the Company on or after August 1, 2003. In addition, on or before August 1, 2001, the Company may redeem up to 20% of the original aggregate principal amount of the Notes, subject to certain conditions. See "- Significant Events - Aeromet Acquisition."

The Company believes that the current cash balances and credit facilities, plus cash from future operations, will be sufficient to meet the Company's operating cash requirements and to fund budgeted capital expenditures. The Company may, however, need to issue more equity in the future to fund possible acquisition opportunities, or to fund the eventual redemption or repayment of the Notes used to finance the Aeromet acquisition.

With the acquisition of Aeromet, whose functional currency is the British pound sterling, the Company translates the activity of Aeromet into U.S. dollars on a monthly basis. The balance sheet of Aeromet is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statement of operations and statement of cash flows the Company uses the weighted average exchange rate for the period. The value of the Company's assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. The

Company is in the process of developing a comprehensive foreign currency hedging policy but has not entered into any hedging activity as of May 31, 1999.

The Company does not expect any material changes in the results of operations or in operating procedures due to the conversion to the "Euro" by eleven countries in the European Union on January 1, 1999. The Company expects to continue to transact business using primarily the U.S. dollar and the British pound sterling.

At May 31, 1999, the Company had net operating loss (NOLs) carryforwards for federal income tax purposes of approximately $14.0 million, the benefits of which expire in the tax year 2001 through the tax year 2019. The NOLs created by the Company's subsidiaries prior to their acquisition, and the NOLs created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition, have limitations related to the amount of usage by each subsidiary or consolidated group as described in the Internal Revenue Code. As a result of these limitations, approximately $1.0 million of the $14.0 million of NOLs will never become available. At May 31, 1999, the Company recorded a valuation allowance of $2.2 million because management believed that it was uncertain that some portion or all of the deferred tax assets would be realized. At May 31, 1999, the Company had net deferred tax assets of $4.3 million, the realization of which is dependent on material increases over present levels of pre-tax income, primarily in the United States. The Company expects to achieve these increases through continued integration, cross selling, and operational efficiencies of its businesses. The Company anticipates that its effective income tax rate will continue to approach the statutory rate in the future. In addition, undistributed earnings of the Company's foreign subsidiaries, for which no U.S. income taxes have been provided, aggregated approximately $3.7 million at May 31, 1999. No provision for foreign withholding or U.S. federal income taxes was made for the undistributed earnings, as it is management's intention that earnings will be reinvested indefinitely in foreign operations or will be remitted substantially free of additional taxes.

Significant Events

Aeromet Acquisition

Acquisition Transaction. On July 30, 1998, Pacific Aerospace & Electronics (UK) Limited ("PA&E-UK"), a company organized under the laws of the United Kingdom and an indirect wholly-owned subsidiary of the Company, purchased all of Aeromet's issued and outstanding capital stock. The Aeromet acquisition was made pursuant to a Share Acquisition Agreement dated July 1, 1998, between Charles Baynes plc, Westpark Limited (an affiliate of Charles Baynes plc), PA&E-UK, and the Company. In consideration for PA&E-UK's acquisition of all of Aeromet's issued and outstanding capital stock, the Company delivered to Westpark Limited (pound)42 million (or approximately $69 million) in cash. The purchase price was determined in arms-length negotiations between Charles Baynes plc and the Company. See "Description of Business - Risk Factors - Acquisition Risks."

Rule 144A Offering. The Company funded the Aeromet acquisition from the net proceeds of the sale of the Old Notes. Subject to the terms and conditions of a Purchase Agreement (the "Purchase Agreement"), dated July 23, 1998, between the Company, the Company's U.S. subsidiaries, and the initial purchasers, the initial purchasers agreed to purchase, and the Company agreed to sell, the Old Notes in the aggregate principal amount of $75 million. The Old Notes were issued pursuant to an Indenture, dated July 30, 1998 (the "Indenture") between the Company, its U.S. subsidiaries and IBJ Schroder Bank & Trust Company (now known as IBJ Whitehall Bank & Trust Company), as trustee (the "Trustee"). In February 1999, the Company exchanged the Old Notes for new senior subordinated notes (the "Notes") of an equal principal amount and registered the Notes on a Form S-4 Registration Statement, which was declared effective on January 22, 1999. The terms of the Notes are substantially identical to the terms of the Old Notes, except that they are not subject to transfer restrictions or registration rights, unless held by certain broker-dealers, affiliates or certain other persons. The Notes (a) are senior subordinated, unsecured, general obligations of the Company, (b) will mature on August 1, 2005, unless previously redeemed pursuant to the Indenture, and (c) are jointly and severally guaranteed on a senior subordinated basis by each of the Company's U.S. operating subsidiaries. The Company is subject to a number of restrictive covenants under the Indenture. In addition, if there is a change of control of the Company's Common Stock, the Company may be required to repay the Notes. See "Description of Business - Risk Factors - Restrictive Debt Covenants."

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

Reduction of Long-Term Debt

During September 1998, the Company paid off a note in the amount of $4.0 million. In connection with the payoff, the Company accelerated recognition of $160,000 of related loan fees, which is included in interest expense for fiscal 1999.

Preferred Stock Offering

In August 1998, the Company completed an offering (the "Preferred Stock Offering") of its Series B Convertible Preferred Stock (the "Preferred Stock") and related warrants by issuing (a) an additional 70,000 shares of Preferred Stock, and (b) additional related warrants to purchase 97,221 shares of Common Stock, in exchange for a purchase price of $7,000,000, which had been held in escrow pending completion of the Aeromet acquisition. When combined with the first Preferred Stock Offering closing in May 1998, the Company issued a total of 170,000 shares of Preferred Stock and related warrants to purchase 236,109 shares of Common Stock, for a total gross purchase price of $17 million. See "Market for Common Equity and Related Shareholder Matters - Preferred Stock - Series B Convertible Preferred Stock." On October 30, 1998, the Company filed a Form S-1 Registration Statement covering resale of up to 3,000,000 shares of Common Stock issuable upon conversion of the Preferred Stock and 236,109 shares issuable upon exercise of the related warrants. The Registration Statement was declared effective on December 23, 1998.

Fall 1998 Common Stock Offering

In November 1998, the Company issued an aggregate of 2,585,000 shares of Common Stock to accredited investors under Rule 506 of Regulation D, in exchange for aggregate cash consideration of $5,170,000. The Company paid $310,200 in commissions to the placement agent in connection with the offering. The Company agreed to file a registration statement registering these shares for resale during April 1999. The Company offered to file such a registration statement prior to that date, but as of August 24, 1999, the investors have not elected to have the Company proceed with the registration.

Electronic Specialty Corporation Settlement

In April 1999, the Company reached a settlement with Deltec Holdings, Inc. ("Deltec Holdings") and certain parties related to Deltec Holdings, with respect to the purchase of the Company's wholly-owned subsidiary, ESC. As of March 1, 1998, a wholly-owned subsidiary of the Company purchased substantially all of the assets of Deltec Holdings, which had been known as Electronic Specialty Corporation (the "ESC Acquisition"). In consideration for the purchase, the Company delivered to Deltec Holdings $2 million in cash and 923,304 shares of restricted Common Stock. The number of shares issued was determined based on a per share value of $6.4984, which was the average closing price of the Company's Common Stock on the Nasdaq National Market System for the 20 consecutive trading days preceding the closing date.

In June 1998, the Company terminated ESC's president. The Company subsequently became aware of certain differences between ESC's actual financial condition and the financial condition represented by Deltec Holdings in the closing documents. The Company took a number of actions, including reducing ESC's workforce, appointing a new general manager, and reassessing ESC's business opportunities and relationships with customers and suppliers. During the first quarter of fiscal 1999, the Company wrote off its goodwill in ESC in the amount of $3,581,000, and during the second quarter of fiscal 1999, the Company recorded a $1.6 million non-recurring inventory write-down due to the discontinuation of an unprofitable product line. In the fourth quarter of fiscal 1999, the Company recorded a $1.1 million non-recurring charge for the impairment of long-lived assets at ESC.

The Company made claims against Deltec Holdings based on Deltec Holdings' representations and warranties in the Asset Purchase Agreement related to the ESC acquisition. The parties settled those claims on April 2, 1999, and Deltec Holdings agreed to return to the Company for cancellation 225,000 of the shares of Common Stock that it received as part of the purchase price. The settlement resulted in the Company recognizing a non-recurring gain of $1.4 million during the fourth quarter of fiscal 1999.

Orca Technologies, Inc.

At May 31, 1999, the Company held 2,289,309 shares (the "Orca Shares") of common stock of Orca Technologies, Inc. ("Orca"), which, to the Company's knowledge, constituted approximately 14% of Orca's issued and outstanding common stock. The Company acquired 179,600 of the Orca Shares in a market transaction, and acquired the other 2,109,709 of the Orca Shares pursuant to an April 1998 restructuring agreement between Orca and the Company. In the restructuring agreement, the Company (a) canceled certain loans owed it by Orca in exchange for the 2,109,709 shares of Orca's common stock, (b) agreed to continue guaranteeing Orca's credit facility of $1.3 million and an equipment lease of $373,000 for equipment used by Orca's then-subsidiary, Televar, Inc., and (c) accepted a $950,000 promissory note from Orca (the "Orca Note") as payment for certain third-party notes then owned by the Company. See "Notes to Consolidated Financial Statements - Note 8" in the Company's financial statements for May 31, 1999. The Orca Note accrues interest at 8% per annum, requires interest-only payments for the first year, and requires fully amortizing monthly payments of principal plus interest for the final four years of the note. The Company also sublets its Bothell, Washington office space to Orca for a base rent of approximately $32,000 per month.

As of May 31, 1998, the Company recorded a temporary unrealized loss, included in stockholders' equity, on the Orca Shares of $436,000. During the year ended May 31, 1999, the Company determined that the decline of the stock price was other than a temporary decline in the fair value and recorded a loss of $4.9 million, which included the previous temporary unrealized loss and is included in other expense. At May 31, 1999, the carrying value of the Company's investment in the Orca Shares was $72,000. In addition, the Company recorded an allowance for certain expenses and the guarantee of Orca's line of credit totaling approximately $2.0 million, which has been included in other expense. On June 29, 1999, the Company, as guarantor of Orca's line of credit, advanced $300,000 for a partial repayment of the line of credit required by the lender. As of May 31, 1999, Orca was ten months delinquent in its interest payments, and the Company had not received the scheduled principal payments as outlined in the Orca Note. The Company had reserved $250,000 of the Orca Note in the fourth quarter of fiscal 1998, and during fiscal 1999, the Company reserved the remaining balance of $700,000, which has been included in other expense. As of May 31, 1999, Orca was also ten months delinquent on its lease payments to the Company. The Company has retained a real estate broker and is negotiating to sublease the Bothell space to a third party.

Year 2000

The Company is developing and carrying out a comprehensive strategy for updating its information management and manufacturing systems for Year 2000 compliance. The Company's information technology ("IT") systems include customized and standard software purchased from outside vendors. All software has been identified and is being assessed to determine the extent of renovations required in order to be Y2K compliant. The Company believes that all software has been made Y2K compliant through vendor-provided updates or replacement with other Y2K compliant hardware and software. The Company has identified significant non-IT systems which may be impacted by the Y2K problem, including those relating to production, processing and communication equipment and is in the process of determining through inquiries of equipment suppliers, as well as testing of such equipment, the extent of renovations required, if any. The Company believes that required renovations, validation and implementations will be completed by September 30, 1999.

The Company is continuing to identify third parties with which it has a significant relationship that, in the event of a Y2K failure, could have a material impact on the Company's financial position or operating results. The third parties include energy and utility suppliers, creditors, material and product suppliers, communication vendors and the Company's significant customers. These relationships, especially those associated with certain suppliers and customers, are material to the Company and a Y2K failure by one or more of these parties could result in a material adverse effect on the Company's operating results and financial position. The Company is continuing to make inquiries of these third parties to assess their Y2K readiness. The Company expects that this process will continue throughout the remainder of calendar 1999.

The Company expects that costs to address Y2K issues will total approximately $250,000, of which approximately $125,000 was spent in fiscal 1999, with the remainder being spent during fiscal 2000. Costs include salary and fringe benefits for personnel, hardware and software costs, and consulting and travel expenses associated, directly or indirectly, with addressing Y2K issues. Y2K issues have received a high priority within the Company and, as a result, certain other IT projects have been delayed. While such non-Y2K projects are expected to enhance operational efficiencies and improve the quality of information available to management, the delay of such projects is not expected to have a material adverse impact on the Company's operations. Worst case Y2K scenarios could be as insignificant as a minor interruption in production or shipping resulting from unanticipated problems encountered in the IT systems of the Company or any of the significant third parties with whom the Company does business. The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that transactions could be processed manually while IT and other systems are repaired and that such interruptions would have a minor effect on the Company's operations. On the other hand, a worst case Y2K scenario could be as catastrophic as an extended loss of utility service resulting from interruptions at the point of power generation, long-line transmission, or local distribution to the Company's production facilities. Such an interruption could result in an inability to provide products to the Company's customers, resulting in a material adverse effect on the Company's operating results and financial position. The Company is in the process of developing a contingency plan in the event of a catastrophic Y2K problem and expects to have a plan in place by September 30, 1999.

New Accounting Pronouncements

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. This accounting standard, which is effective for fiscal years beginning after December 15, 1998, requires that certain costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 is not expected to have a material effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delays implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

The Company has financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate. However, fixed-rate debt obligations issued by the Company are generally not callable until maturity. The fair value of such instruments approximates their face value except for the Notes which, as of May 31, 1999, were trading on the open market for approximately 75% of face value. The Company does not consider the market risk exposure for interest rates to be material.

The Company is subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in foreign currencies. Since approximately 50% of the Company transactions are conducted in foreign currency, the exchange rate risk could be material. The Company is in the process of developing a comprehensive foreign currency hedging policy but had not entered into any hedging activity as of May 31, 1999.

The Company is exposed to commodity price fluctuations through purchases of aluminum and other raw materials. The Company enters into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At May 31, 1999, the Company had purchase commitments for raw materials aggregating $4,414,000.

The Company holds an investment in the common stock of a public company. The Company is exposed to risks associated with the quoted equity price of the common stock. At May 31, 1999, the carrying value of the investment was $72,000.

ITEM 8.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT



The Board of Directors
Pacific Aerospace & Electronics, Inc.:


We have audited the accompanying consolidated balance sheets of Pacific Aerospace & Electronics, Inc. and subsidiaries as of May 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of operations, stockholders' equity, and cash flows of Pacific Aerospace & Electronics, Inc. for the year ended May 31, 1997 were audited by other auditors whose report thereon dated July 2, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Aerospace & Electronics, Inc. and subsidiaries as of May 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG LLP


Seattle, Washington
July 16, 1999, except as to note 24
  which is as of August 19, 1999

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Pacific Aerospace & Electronics, Inc.:


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Pacific Aerospace & Electronics, Inc. and subsidiaries for the year ended May 31, 1997. This consolidated financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit.

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

In our opinion, the consolidated financial statement referred to above presents fairly, in all material respects, the results of operations and cash flows of Pacific Aerospace & Electronics, Inc. and subsidiaries for the year ended May 31, 1997 in conformity with generally accepted accounting principles.


/s/  MOSS ADAMS LLP


Everett, Washington
July 2, 1997

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                              May 31, 1998 and 1999

                                    Assets                                                1998             1999
                                                                                --------------   --------------
Current assets:
    Cash and cash equivalents                                                   $   11,461,000        8,134,000
    Accounts receivable, net of allowance for doubtful accounts of
       $130,000 in 1998 and $355,000 in 1999                                         9,375,000       24,992,000
    Inventories                                                                     16,184,000       24,616,000
    Deferred income taxes                                                              386,000          880,000
    Prepaid expenses and other                                                         272,000        2,316,000
                                                                                --------------   --------------
                  Total current assets                                              37,678,000       60,938,000
                                                                                --------------   --------------
Property, plant and equipment, net                                                  26,335,000       45,279,000
                                                                                --------------   --------------
Other assets:
    Notes receivable from related parties                                              700,000        1,458,000
    Investment                                                                       4,579,000           72,000
    Costs in excess of net book value of acquired subsidiaries, net of
       accumulated amortization of $439,000 in 1998 and $1,430,000 in 1999           6,515,000       41,052,000
    Patents, net of accumulated amortization of $307,000 in 1998
       and $407,000 in 1999                                                          1,229,000        1,255,000
    Deferred financing costs, net of accumulated amortization of
       $664,000 in 1999                                                                     --        5,029,000
    Deferred income taxes                                                              222,000        3,395,000
    Other                                                                            1,322,000          249,000
                                                                                --------------   --------------
                  Total other assets                                                14,567,000       52,510,000
                                                                                --------------   --------------
                                                                                $   78,580,000      158,727,000
                                                                                ==============   ==============

                     Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                            $    6,748,000       10,484,000
    Accrued liabilities                                                              2,370,000        5,615,000
    Accrued interest                                                                   217,000        2,813,000
    Current portion of long-term debt                                                1,027,000        1,278,000
    Current portion of capital lease obligations                                       206,000          297,000
    Line of credit                                                                   1,511,000               --
    Other current liabilities                                                               --        2,122,000
                                                                                --------------   --------------
                   Total current liabilities                                        12,079,000       22,609,000
Long-term liabilities:
    Long-term debt, net of current portion                                           9,059,000        5,220,000
    Capital lease obligations, net of current portion                                  941,000        1,615,000
    Senior subordinated notes payable                                                       --       75,000,000
    Deferred rent and other                                                            359,000          264,000
                                                                                --------------   --------------
                  Total liabilities                                                 22,438,000      104,708,000
                                                                                --------------   --------------
Stockholders' equity:
    Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 100,000 shares issued and outstanding at May 31, 1998
       and 161,035 shares issued and outstanding at May 31, 1999                            --               --
    Common stock, $0.001 par value, 100,000,000 shares authorized,
       15,395,723 and 18,932,779 shares  issued and outstanding at
       May 31, 1998 and 1999, respectively                                              15,000           19,000
    Additional paid-in capital                                                      57,830,000       69,276,000
    Cumulative other comprehensive loss                                               (436,000)      (1,140,000)
    Accumulated deficit                                                             (1,267,000)     (14,136,000)
                                                                                --------------   --------------
                  Total stockholders' equity                                        56,142,000       54,019,000
Commitments, contingencies and subsequent events                                            --               --
                                                                                --------------   --------------
                                                                                $   78,580,000      158,727,000
                                                                                ==============   ==============


See accompanying notes to consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended May 31, 1997, 1998 and 1999


                                                                          1997             1998             1999
                                                                --------------   --------------   --------------
Net sales                                                       $   34,175,000       54,099,000      107,366,000
Cost of sales                                                       25,969,000       39,487,000       86,094,000
                                                                --------------   --------------   --------------

                 Gross profit                                        8,206,000       14,612,000       21,272,000

Operating expenses                                                   6,259,000        9,872,000       17,308,000
                                                                --------------   --------------   --------------

                 Income from operations                              1,947,000        4,740,000        3,964,000
                                                                --------------   --------------   --------------

Other income (expense):
    Interest income                                                    126,000          110,000          532,000
    Interest expense                                                  (510,000)        (865,000)      (8,672,000)
    Other                                                              169,000         (853,000)     (11,332,000)
                                                                --------------   --------------   --------------

                                                                      (215,000)      (1,608,000)     (19,472,000)
                                                                --------------   --------------   --------------

                 Income (loss) before income tax
                    benefit (expense)                                1,732,000        3,132,000      (15,508,000)

Income tax benefit (expense)                                           (50,000)         482,000        2,639,000
                                                                --------------   --------------   --------------

                 Net income (loss)                                   1,682,000        3,614,000      (12,869,000)
                                                                --------------   --------------   --------------

Other comprehensive income (loss):
    Foreign currency translation                                            --               --       (1,727,000)
    Income tax benefit                                                      --               --          587,000
    Valuation of available for sale securities                              --         (436,000)         436,000
                                                                --------------   --------------   --------------

                 Total other comprehensive loss                             --         (436,000)        (704,000)
                                                                --------------   --------------   --------------

                 Comprehensive income (loss)                    $    1,682,000        3,178,000      (13,573,000)
                                                                ==============   ==============   ==============

Net income (loss) per share:
    Basic                                                       $         0.18             0.29            (0.74)
    Diluted                                                               0.17             0.27            (0.74)

Shares used in computation of net income (loss) per share:
        Basic                                                        9,499,980       12,486,077       17,359,491
        Diluted                                                     10,035,846       13,606,061       17,359,491


See accompanying notes to consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended May 31, 1997, 1998 and 1999

                                                                                                       Acc-
                                  Series A         Series B                                        umulated
                                convertible      convertible                                          other                   Total
                              preferred stock  preferred stock      Common stock     Additional     compre-        Acc-       stock
                              ---------------  ---------------  -------------------     paid-in     hensive    umulated    holders'
                               Shares  Amount   Shares  Amount      Shares   Amount     capital        loss     deficit      equity
                              ------- -------  ------- -------  ---------- --------  ----------  ----------  ----------  ----------
Balance at May 31, 1996            -- $    --       -- $    --   7,478,309 $  8,000  19,094,000          --  (6,563,000) 12,539,000

Sale of common stock               --      --       --      --   2,264,400    2,000   5,347,000          --          --   5,349,000
Issuance of warrants               --      --       --      --          --       --      16,000          --          --      16,000
Issuance of common stock
   in connection with an
   acquisition                     --      --       --      --     477,540       --   1,552,000          --          --   1,552,000
Sale of preferred stock
   for cash                    50,000      --       --      --          --       --   4,481,000          --          --   4,481,000
Net income                         --      --       --      --          --       --          --          --   1,682,000   1,682,000
                              ------- -------  ------- -------  ---------- --------  ----------  ----------  ----------  ----------

Balance at May 31, 1997        50,000      --       --      --  10,220,249   10,000  30,490,000          --  (4,881,000) 25,619,000

Issuance of common stock           --      --       --      --       8,559       --      13,000          --          --      13,000
Sale of common stock
   for cash                        --      --       --      --     524,000    1,000   2,222,000          --          --   2,223,000
Increase in preferred
   stock, net of issuance
   costs                           --      --  100,000      --          --       --   9,260,000          --          --   9,260,000
Issuance of warrants               --      --       --      --          --       --     444,000          --          --     444,000
Exercise of warrants for
   cash, net of tax effects
   of $99,000                      --      --       --      --     795,000    1,000   3,723,000          --          --   3,724,000
Issuance of common stock
   on conversion of
   convertible notes and
   accrued interest of
   $154,000                        --      --       --      --   1,405,018    1,000   5,518,000          --          --   5,519,000
Exercise of options for cash       --      --       --      --      25,000       --      53,000          --          --      53,000
Issuance of common stock on
   conversion of preferred
   stock                      (50,000)     --       --      --   1,494,593    1,000      (1,000)         --          --          --
Unrealized losses on
   available for sale
   securities                      --      --       --      --          --       --          --    (436,000)         --    (436,000)
Issuance of common stock
   in connection with
   acquisition                     --      --       --      --     923,304    1,000   6,108,000          --          --   6,109,000
Net income                         --      --       --      --          --       --          --          --   3,614,000   3,614,000
                              ------- -------  ------- -------  ---------- --------  ----------  ----------  ----------  ----------

Balance at May 31, 1998            --      --  100,000      --  15,395,723   15,000  57,830,000    (436,000) (1,267,000) 56,142,000

Issuance of preferred
   stock, net of issuance
   costs of $370,000               --      --   70,000      --          --       --   6,630,000          --          --   6,630,000
Issuance of common stock
   for services                    --      --       --      --     590,000    1,000   1,769,000          --          --   1,770,000
Cancellation of warrants           --      --       --      --          --       --    (360,000)         --          --    (360,000)
Valuation of available for
   sale securities                 --      --       --      --          --       --          --     436,000          --     436,000
Foreign currency translation
   adjustment, net of tax
   effect of $587,000              --      --       --      --          --       --          --  (1,140,000)         --  (1,140,000)
Issuance of common stock on
   conversion of Series B
   preferred stock                 --      --   (8,965)     --     545,114       --          --          --          --          --
Issuance of common stock
   under employee stock
   purchase plan, net of
   related expenses of $4,000      --      --       --      --      41,942       --      72,000          --          --      72,000
Sale of common stock for cash,
   net of issuance costs of
   $344,000                        --      --       --      --   2,585,000    3,000   4,823,000          --          --   4,826,000
Common shares redeemed in
   connection with a prior
   acquisition                     --      --       --      --    (225,000)      --  (1,488,000)         --          --  (1,488,000)
Net loss                           --      --       --      --          --       --          --          -- (12,869,000)(12,869,000)
                              -------  ------  ------- -------  ---------- --------  ----------  ----------  ----------  ----------

Balance at May 31, 1999            --  $   --  161,035 $    --  18,932,779 $ 19,000  69,276,000  (1,140,000)(14,136,000) 54,019,000
                              =======  ======  ======= =======  ========== ========  ==========  ==========  ==========  ==========


See accompanying notes to consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended May 31, 1997, 1998 and 1999


                                                                                        1997            1998            1999
                                                                               -------------   -------------   -------------
Cash flow from operating activities:
     Net income (loss)                                                         $   1,682,000       3,614,000     (12,869,000)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
           Depreciation and amortization                                           1,358,000       2,204,000       6,705,000
           Amortization of deferred finance costs                                         --              --         664,000
           Allowance on note receivable and guarantees                                    --         250,000       2,884,000
           Unrealized loss on investment                                                  --              --       4,943,000
           Loss on restructuring of note receivable                                       --       1,038,000              --
           Loss recorded on impairment of long lived assets                               --              --       3,275,000
           Loss on sale of property, plant and equipment                                  --              --          86,000
           Director compensation paid in common stock                                 44,000          13,000              --
           Consulting services paid through issuance of
              stock options and warrants                                               6,000         139,000              --
           Federal income tax benefit                                                     --      (1,200,000)     (4,287,000)
     Changes in operating assets and liabilities:
        Accounts receivable                                                       (1,774,000)     (2,286,000)       (121,000)
        Inventories                                                               (1,951,000)     (3,387,000)      2,751,000
        Prepaid expenses and other current assets                                   (178,000)        474,000        (421,000)
        Other assets                                                                  44,000      (1,176,000)      1,077,000
        Accounts payable, accrued liabilities and other liabilities                  557,000       1,911,000      (5,059,000)
                                                                               -------------   -------------   -------------
                 Net cash provided by (used in) operating activities                (212,000)      1,594,000        (372,000)
                                                                               -------------   -------------   -------------
Cash flow from investing activities:
     Sale (purchase) of certificate of deposit                                    (1,000,000)      1,000,000              --
     Proceeds from stock subscription receivable                                   1,030,000              --              --
     Acquisition of property, plant and equipment                                 (2,100,000)     (6,509,000)     (8,040,000)
     Proceeds from sale of property, plant and equipment                                  --              --         104,000
     Acquisition of subsidiaries                                                          --      (4,318,000)    (69,752,000)
     Acquisition of patents                                                               --              --        (128,000)
     Acquisition of investment                                                            --        (742,000)             --
     Issuance of notes receivable                                                         --      (6,261,000)     (1,458,000)
     Payments received on note receivable from related party                          58,000         125,000              --
                                                                               -------------   -------------   -------------
                 Net cash used in investing activities                            (2,012,000)    (16,705,000)    (79,274,000)
                                                                               -------------   -------------   -------------
Cash flow from financing activities:
     Net repayments under line of credit                                          (1,224,000)       (358,000)     (1,511,000)
     Decrease in restricted cash                                                   1,000,000              --              --
     Proceeds from long-term debt and convertible notes                              237,000      10,125,000       1,442,000
     Payments on long-term debt and capital leases                                (5,686,000)     (1,503,000)     (5,752,000)
     Proceeds from sale of common stock, net                                       5,739,000       2,223,000       4,898,000
     Proceeds from sale of preferred stock, net                                    4,481,000       9,260,000       6,630,000
     Proceeds from issuance of senior subordinated notes, net                             --              --      71,731,000
     Proceeds from exercise of stock options and warrants                                 --       3,777,000              --
     Payment of financing costs                                                           --              --      (1,013,000)
                                                                               -------------   -------------   -------------
                 Net cash provided by financing activities                         4,547,000      23,524,000      76,425,000
                                                                               -------------   -------------   -------------
Effect of exchange rates on cash                                                          --              --        (106,000)
                                                                               -------------   -------------   -------------
                 Net increase (decrease) in cash
                    and cash equivalents                                           2,323,000       8,413,000      (3,327,000)
Cash and cash equivalents at beginning of year                                       725,000       3,048,000      11,461,000
                                                                               -------------   -------------   -------------
Cash and cash equivalents at end of year                                       $   3,048,000      11,461,000       8,134,000
                                                                               =============   =============   =============


See accompanying notes to consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                     Years ended May 31, 1997, 1998 and 1999


                                                                                        1997            1998            1999
                                                                               -------------   -------------   -------------
Supplemental cash flow:
     Cash paid during the year for:
        Interest                                                               $     613,000         712,000       5,296,000
        Federal income taxes                                                          18,000         521,000         411,000
     Acquisition of subsidiaries:
        Fair value of assets acquired and resulting
           goodwill, excluding cash                                                1,928,000      10,034,000      86,593,000
        Liabilities assumed                                                          482,000       3,925,000      16,811,000
        Common stock issued                                                        1,446,000       6,109,000              --
     Noncash investing and financing activities:
        Seller financed acquisition of property, plant
           and equipment                                                             639,000       3,336,000         241,000
        Seller financed acquisition of patents                                        35,000              --              --
        Conversion of notes and accrued interest to
           common stock                                                                   --       5,519,000              --
        Restructuring of certain notes receivable for
           an investment in common stock                                                  --       6,053,000              --
        Property, plant, and equipment included in
           accounts payable                                                               --         445,000              --
        Deferred portion of common stock issued for
           consulting services                                                            --         305,000              --
        Long-term debt retired through acquisition
           of subsidiary                                                                  --         139,000              --
        Reclassification of property, plant and equipment to
           other assets                                                                   --              --       1,217,000
                                                                               =============   =============   =============


See accompanying notes to consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999


(1)  Description of Business and Basis of Presentation

     (a)  Description of Business

          Pacific Aerospace & Electronics, Inc., headquartered in Wenatchee, Washington, is an international engineering and manufacturing company which develops, manufactures and markets high performance electronic and metal components and assemblies for the aerospace, defense, electronics and transportation industries. The consolidated financial statements include the accounts of Pacific Aerospace & Electronics, Inc. and its wholly-owned subsidiaries (collectively, the "Company").


     (b)  Basis of Presentation

          These consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and present the financial position, results of operations and changes in financial position of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

          Certain 1997 and 1998 amounts have been reclassified to conform with the 1999 presentation.


(2)  Summary of Significant Accounting Principles

     (a)  Cash and Cash Equivalents

          Cash and cash equivalents consist of cash, demand deposits with banks and highly liquid investments with maturity dates at purchase of three months or less.


     (b)  Inventories

          Inventories are stated at the lower of cost, primarily determined by the first-in, first-out method, or market (replacement cost for raw materials and net realizable value for work in progress and finished goods).


     (c)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Property, plant and equipment under capital leases are stated at the lower of the fair market value of the assets or the present value of minimum lease payments at the inception of the leases.

          Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the owned assets ranging from 5 years for certain machinery and equipment to 40 years for certain buildings. Property, plant and equipment held under capital leases are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms, ranging from 7 to 10 years.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


          Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in other income or expense.


     (d)  Investment

          At May 31, 1998 and 1999, the Company had an investment in the common stock, registered and unregistered shares, of a public company of less than 20%. The investment is classified as an available-for-sale security in accordance with Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and is reported at fair value, with temporary unrealized gains and losses excluded from the statements of operations and reported as a separate component of stockholders' equity. Unrealized losses which are determined to be other-than-temporary are included in other income or expense in the statements of operations. Fair value of the registered shares of common stock at May 31, 1998 and 1999, and unregistered shares at May 31, 1998 is determined as the quoted value of the stock in the over-the-counter market, without any discounts for large blocks or unregistered shares. Fair value of the unregistered shares at May 31, 1999 is determined based on expected net realizable value. There is no assurance that such values will be realizable upon liquidation or sale.


     (e)  Intangible Assets

          Costs in excess of net book value of acquired subsidiaries are amortized using the straight-line method over a period ranging from 15 to 40 years from the date of acquisition.

          Purchased patents are recorded at cost. Developed patents are recorded at the value of the related compensation awarded. Patents are amortized using the straight-line method over the estimated useful lives of the patents ranging from 10 to 17 years.

          Deferred financing costs were incurred in connection with the Senior Subordinated Note offering and are being amortized using the straight-line method over the seven year life of the notes.


     (f)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

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

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


     (g)  Revenue Recognition

          Revenue is recognized when products are shipped to customers and when services are earned.


     (h)  Research and Development

          Research and development costs are expensed as incurred and are included in cost of sales.


     (i)  Income Taxes

          The Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.


     (j)  Stock-Based Compensation

          The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. This statement permits a company to choose either a new fair-value method or the Accounting Principles Board
          (APB) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic-value based method of accounting for stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosure of net income (loss) and earnings (loss) per share computed as if the fair-value based method had been applied in financial statements of companies that continue to account for such arrangements under APB Opinion No. 25. The Company has elected to continue to record stock-based compensation using the APB Opinion No. 25 intrinsic-value-based method and, therefore, the adoption of SFAS No. 123 has not impacted the Company's financial positions, results of operations, or liquidity.


     (k)  Net Income (Loss) Per Share

          Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income
          (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. As the Company had a net loss for the year ended May 31, 1999, basic and diluted net loss per share are the same.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


     (l)  Foreign Currency

          The functional currency of the Company's foreign subsidiaries is the local currency of the country in which the subsidiary is incorporated. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange during the reporting period. The net gain or loss resulting from translation is shown as a foreign currency translation adjustment and is included in accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses from foreign currency transactions are included in other income or expense in the consolidated statements of operations. There were no significant foreign currency transaction gains or losses for the years ended May 31, 1997, 1998 and 1999.


     (m)  Comprehensive Income (Loss)

          On June 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of consolidated financial statements. The Company's comprehensive income (loss) primarily consists of the valuation of available-for-sale securities and foreign currency translation adjustments.


     (n)  Use of Estimates

          The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     (o)  New Accounting Pronouncements

          In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. This accounting standard, which is effective for fiscal years beginning after December 15, 1998, requires that certain costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 is not expected to have a material effect on the Company's financial position or results of operations.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which delays implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.


(3)  Segment Information and Concentration of Risk

     The Company is organized into three operational segments, "U.S. Aerospace," "European Aerospace," and "U.S. Electronics." The Aerospace segments are primarily comprised of machined and cast metal product operations. Net sales of the Aerospace segments include sales to customers in the aerospace, defense and transportation industries. Net sales of the Electronics segment also include sales to customers in the aerospace and defense industries. Historically, these segments have been cyclical and sensitive to general economic and industry specific conditions. In particular, the aerospace industry, in recent years, has been adversely affected by a number of factors, including reduced demand for commercial aircraft, a decline in military spending, postponement of overhaul and maintenance of aircraft, increased fuel and labor costs, increased regulations, intense price competition, among other factors. In addition, there is no assurance that general economic conditions will not lead to a downturn in demand for core components and products of the Company, in each of its operational segments.

     Presented below is the Company's operational segment information. In addition, all operational segments identified as "U.S." and the Corporate are located within the U.S. while the operations and assets of the "European Aerospace" segment are located within the United Kingdom. Identifiable assets are those assets used in the Company's operations in each segment, and do not include advances or loans between the business segments. Corporate assets are identified below, and no allocations were necessary for assets used jointly by the segments.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


     Year ended May 31, 1997:

                                                                                        Corporate,
                                              U.S.       European             U.S.      other and
                                        Aerospace       Aerospace     Electronics    eliminations           Total
                                   --------------  --------------  --------------  --------------  --------------
     Net sales to customers        $   22,949,000              --      11,226,000              --      34,175,000
     Net sales between
         segments                         151,000              --              --        (151,000)             --
     Income (loss) from
         operations                     1,043,000              --       2,203,000      (1,299,000)      1,947,000
     Identifiable assets               21,011,000              --      11,419,000       3,322,000      35,752,000
     Capital expenditures               1,961,000              --         778,000              --       2,739,000
     Depreciation and
         amortization                     897,000              --         461,000              --       1,358,000
     Interest income                       13,000              --              --         113,000         126,000
     Interest expense                     297,000              --         131,000          82,000         510,000

     Year ended May 31, 1998:

                                                                                        Corporate,
                                              U.S.       European             U.S.      other and
                                        Aerospace       Aerospace     Electronics    eliminations           Total
                                   --------------  --------------  --------------  --------------  --------------
     Net sales to customers        $   34,146,000              --      19,953,000              --      54,099,000
     Net sales between
         segments                         162,000              --           5,000        (167,000)             --
     Income (loss) from
         operations                     4,665,000              --       2,454,000      (2,379,000)      4,740,000
     Identifiable assets               29,761,000              --      28,943,000      19,876,000      78,580,000
     Capital expenditures               4,212,000              --       1,333,000       4,745,000      10,290,000
     Depreciation and
         amortization                   1,301,000              --         855,000          48,000       2,204,000
     Interest income                           --              --          46,000          64,000         110,000
     Interest expense                     381,000              --         104,000         380,000         865,000

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


     Year ended May 31, 1999:

                                                                                        Corporate,
                                              U.S.       European             U.S.      other and
                                        Aerospace       Aerospace     Electronics    eliminations           Total
                                   --------------  --------------  --------------  --------------  --------------
     Net sales to customers        $   31,096,000      52,814,000      23,456,000              --     107,366,000
     Net sales between
         segments                         239,000              --              --        (239,000)             --
     Income (loss) from
         operations                     2,148,000       6,983,000     (1,281,000)      (3,886,000)      3,964,000
     Identifiable assets               26,655,000      90,125,000     21,735,000       20,212,000     158,727,000
     Capital expenditures               1,681,000       1,556,000      2,332,000        2,712,000       8,281,000
     Depreciation and
         amortization                   1,659,000       3,170,000      1,684,000          192,000       6,705,000
     Interest income                           --          17,000         19,000          496,000         532,000
     Interest expense                     419,000       3,516,000        202,000        4,535,000       8,672,000

     The Company had net sales to two customers, each comprising greater than 10% of net sales, aggregating 43% and 45% in the years ended May 31, 1997 and 1998, respectively. The Company had net sales to one customer comprising greater than 10% of net sales, aggregating 13% in the year ended May 31, 1999.

     The Company had accounts receivable from two customers, each comprising greater than 10% of accounts receivable, aggregating 25% in the year ended May 31, 1998. The Company had accounts receivable from one customer comprising greater than 10% of accounts receivable, aggregating 11% in the year ended May 31, 1999.

     Credit is extended to customers based on an evaluation of their financial condition and collateral is generally not required.

     The Company currently purchases aluminum and other raw materials from a limited number of suppliers. Although there are a limited number of potential suppliers of such raw materials, management believes that other suppliers could provide these raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing, increased costs, and a possible loss of sales, which could have a material adverse effect on the manufacturing and delivery of the Company's products. The Company purchased $2,570,000, $2,723,000 and $6,570,245 from one supplier during the years ended May 31, 1997, 1998 and 1999, respectively.

     The Company purchases other raw materials, of lesser significance, which are available from a limited number of suppliers.

     At May 31, 1999, the Company had purchase commitments for raw materials aggregating $4,414,000 and equipment aggregating $881,000.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


(4)  Business Acquisitions

     In April 1997, the Company acquired all of the assets and assumed certain liabilities of Northwest Technical Industries, Inc. The asset purchase price consisted of 477,540 shares of the Company's common stock valued at $1,552,000. Costs in excess of net book value of $270,000 were recorded as a result of this acquisition.

     Effective for accounting purposes in February 1998, the Company acquired substantially all of the assets and assumed certain liabilities of PCC Composites, Inc.'s operating unit, Balo Precision Parts. The purchase price consisted of $2.25 million in cash and resulted in costs in excess of net book value of $1,029,000.

     Effective for accounting purposes in March 1998, the Company acquired substantially all assets and certain liabilities of Electronic Specialty Corporation and its wholly-owned subsidiary, Displays & Technologies, Inc. (collectively "ESC"). The purchase price consisted of $2.0 million in cash, 923,304 shares of the Company's common stock valued at $6,109,000, and acquisition costs of $77,000 for a total of $8,186,000.

     The purchase price and related acquisition costs were allocated as follows:

          Current assets                           $  4,066,000
          Equipment                                   4,364,000
          Other non-current assets                       50,000
          Cost in excess of net book value            3,631,000
          Liabilities assumed                        (3,925,000)
                                                   ------------
               Total                               $  8,186,000
                                                   ============

     During the year ended May 31, 1999, the Company made claims against the previous owner of ESC based on certain representations and warranties in the purchase agreement. In April 1999, the previous owner of ESC agreed to return 225,000 of the Company's common shares previously received in the acquisition.

     In July 1998, the Company purchased all of the outstanding stock of Aeromet International PLC (Aeromet). The purchase price consisted of (pound)42,000,000 (approximately $68,875,000) in cash and acquisition costs of $542,000 for a total of $69,417,000.

     The purchase price and related acquisition costs were allocated as follows:

          Current assets                           $ 27,529,000
          Equipment                                  18,177,000
          Cost in excess of net book value           39,884,000
          Liabilities assumed                       (16,173,000)
                                                   ------------

               Total                               $ 69,417,000
                                                   ============

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


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

                                                            Year ended May 31
                                                                (unaudited)
                                                      ---------------------------------
                                                                 1998              1999
                                                      ---------------   ---------------
          Net sales                                   $   119,798,000       117,368,000
          Income from operations                            6,278,000         4,096,000
          Net income (loss)                                 1,118,000       (14,286,000)

          Net income (loss) per share:
            Basic                                                0.08             (0.82)
            Diluted                                              0.08             (0.82)
          Shares used in computation of net
            income (loss) per share:
            Basic                                          13,287,961        17,359,491
            Diluted                                        14,407,945        17,359,491

     The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as of the date indicated nor are they intended to indicate results that may occur in the future.


(5)  Inventories

     Inventories at May 31 consist of the following:

                                                                 1998              1999
                                                      ---------------   ---------------
          Raw materials                               $     5,789,000         7,374,000
          Work in progress                                  5,683,000        11,478,000
          Finished goods                                    4,712,000         5,764,000
                                                      ---------------    --------------

                                                      $    16,184,000        24,616,000
                                                      ===============    ==============

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


(6)  Property, Plant and Equipment

     Property, plant and equipment, including assets under capital lease arrangements, at May 31 consist of the following:

                                                                 1998              1999
                                                      ---------------   ---------------
          Land                                        $     1,171,000         2,028,000
          Buildings                                         4,380,000         8,765,000
          Leasehold improvements                            1,738,000         2,285,000
          Machinery and equipment                          18,331,000        38,687,000
          Furniture and fixtures                            2,494,000         3,099,000
                                                      ---------------    --------------

                                                           28,114,000        54,864,000

          Less accumulated depreciation
             and amortization                               5,108,000        10,295,000
                                                      ---------------    --------------

                                                           23,006,000        44,569,000
           Construction and purchases in progress           3,329,000           710,000
                                                      ---------------    --------------

                                                      $    26,335,000        45,279,000
                                                      ===============    ==============

     The Company recognized depreciation of property, plant and equipment of $1,103,000, $1,851,000 and $5,448,000 during the years ended May 31, 1997,
     1998 and 1999, respectively.

     Included in property, plant and equipment are costs of $1,402,000 and $3,244,000 and related accumulated amortization of $208,000 and $893,000 recorded under capital leases at May 31, 1998 and 1999, respectively.


(7)  Notes Receivable from Related Parties

     At May 31, 1999, the Company had notes receivable from two individual entities in which the Company has entered into signed letters of intent to purchase. The first, which is due on demand subsequent to December 15, 1999, allows for a maximum draw of $1.5 million and bears interest at a fixed rate of 7.5%. The note had an outstanding balance of $735,000 at May 31, 1999. The second note, which is due on demand, allows for a maximum draw of $750,000 and bears interest at a fixed rate of 7.5%. The note had an outstanding balance of $723,000 at May 31, 1999. The Company to which the second note relates was acquired subsequent to year-end (see note 24). Each note is secured by substantially all of the assets of the respective entity. The Company has classified these notes as noncurrent at May 31, 1999.

     See note 8 for a discussion of the related party note receivable at May 31, 1998.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


(8)  Investments

     At May 31, 1998 and 1999, the Company held an interest in the common stock, registered and unregistered shares of a public company of less than 20%. The investment consists of shares which were purchased on the open market and shares which were obtained in conjunction with the settlement of certain outstanding notes receivable from the public company under an April 1998 restructuring agreement. Under the restructuring agreement, the public company agreed to convert notes, previously issued to the Company by the public company and its subsidiaries, into shares of the public company stock at $2.00 per share. In addition, the public company agreed to grant the Company demand registration rights for those shares and, in the event of an underwritten public offering, piggyback registration rights, which will be effective after the earliest of (a) the closing of the public company's third round of financing, or (b) the first anniversary of the closing of the restructuring agreement. The Company also agreed to continue guaranteeing the public company's credit facility of $1.3 million and an equipment lease of $373,000.

     As of May 31, 1998, the Company recorded a temporary unrealized loss, included in stockholders' equity, on the shares of $436,000. During the year ended May 31, 1999, the Company determined that the decline of the stock price was other than a temporary decline in the fair value and recorded a loss of $4,943,000 which included the previous temporary unrealized loss and is included in other expense. At May 31, 1999, the registered shares are valued at the quoted market price while the unregistered shares are valued at expected net realizable value. In addition, the Company recorded an allowance for certain expenses and the guarantee of the public company's line of credit totaling approximately $2 million which has been included in other expense. In the restructuring agreement, the public company also agreed to purchase certain other notes and interests of the Company (including warrants and interests in a lawsuit and bankruptcy action) for a $950,000 promissory note from the public company. The note accrues interest at 8% per annum, requires interest-only payments for the first year, and requires fully amortizing monthly payments of principal plus interest for the final four years of the note. As of May 31, 1999, the Company has not received the scheduled principal or interest payments as outlined in the note. As a result, the Company has fully reserved the note and related interest receivable as of May 31, 1999.

     Certain of the Company's officers were directors of the public company through June 1997, and certain of the Company's former directors were also directors of the public company through January 1998. In addition, certain officers of the Company were individual shareholders of the public company until such shares were sold in May 1998. Certain directors and officers of the Company personally guaranteed certain debt of the public company until July 1997.


(9)  Credit Facility

     The Company has a credit facility with a bank consisting of (a) a revolving working capital line of credit of up to $6,300,000 which expires in September 1999 (the "Line of Credit"), (b) a capital equipment acquisition credit facility of up to $2,000,000 which expires in June 2008 (the "Equipment Line"), and (c) a term loan of approximately $700,000 which expires in March 2008 (the "Construction Loan"). As of May 31, 1999, the Equipment Line had an outstanding balance of $1,184,000 and the Line of Credit and Construction Loan had an outstanding balance of $685,000. Borrowings under the credit facilities bear interest at variable rates

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


     ranging from 6.94% to 7.19% at May 31, 1999, and are secured by inventories, accounts receivable, and certain equipment and building improvements. The agreement contains restrictive covenants related to working capital, net worth and debt service coverage. Management believes the Company is in compliance with these covenants at May 31, 1999.

     The Company also has a (pound)4,500,000 line of credit with a bank in the U.K. which expires in July 1999. Borrowings under the line of credit bear interest at variable rates (7% at May 31, 1999). At May 31, 1999, there were no borrowings outstanding on the line of credit.

     In connection with the acquisition of ESC, the Company assumed a revolving working capital line of credit. The outstanding balance at May 31, 1998 was $1,511,000. Subsequent to May 31, 1998, the line of credit balance was repaid in full and was not renewed.


(10) Long-Term Debt

     Long-term debt at May 31 consists of the following:

                                                                                             1998            1999
                                                                                    -------------   -------------
         Industrial revenue bond payable to a bank in monthly installments of
             $19,200, including interest at 8.12%, through July 2004                $   1,108,000         961,000
         Note payable to a bank in monthly installments of $7,000, including interest at LIBOR plus 2% (6.94% at May 31, 1999), with the
             remaining principal balance due in full in March 2008                        712,000         685,000
         Subordinated note payable to the City of Entiat in monthly installments of $7,300, including interest at 8%, with the
             principal balance due in full in May 2001                                    505,000         457,000
         Note payable to bank in monthly principal installments of $5,000 plus interest at the 30-day commercial paper rate plus 3.25% (8.75% at
             May 31, 1999) through March 31, 2003                                         265,000         205,000
         Notes payable to a pension fund and others, with interest at 6.75%,
             repaid in full during the year ended May 31, 1999                          4,050,000              --
         Notes payable to a financing company for certain equipment in aggregate monthly installments of $58,000, including interest at
             9% to 10.9%, with maturity dates through 2004                              2,685,000       2,220,000
         Other notes payable for vehicles and certain equipment in aggregate monthly installments of $30,000, including interest at 7.9% to
             10.9% with maturity dates through December 2003                              761,000         786,000
         Note payable to a bank in monthly installments of $10,127, including interest at LIBOR plus 2.25% (7.19% at May 31, 1999) through June
             2008                                                                              --       1,184,000
                                                                                    -------------   -------------

                                                                                       10,086,000       6,498,000

         Less current portion                                                           1,027,000       1,278,000
                                                                                   --------------   -------------

                    Long-term debt, net of current portion                         $    9,059,000       5,220,000
                                                                                   ==============   =============

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


     The industrial revenue bond agreement and a certain note payable to a bank require, among other items, that the Company maintain minimum working capital, tangible net worth and debt to tangible net worth ratios. Management believes the Company is in compliance with these covenants at May 31, 1999.

     Scheduled principal maturities of long-term debt at May 31, 1999 are as follows for each of the following fiscal year-ends:

          2000                                       $   1,278,000
          2001                                           1,083,000
          2002                                             981,000
          2003                                             861,000
          2004                                             601,000
          Thereafter                                     1,694,000
                                                     -------------

                                                     $   6,498,000
                                                     =============


     Long-term debt is secured by substantially all assets of the Company and, in certain circumstances, through personal guarantees of certain stockholders.

(11) Senior Subordinated Notes Payable

     In July 1998, the Company completed a $75 million debt offering of 11 1/4% Senior Subordinated Notes (the Notes) due in August 2005 (the Offering). The Notes are unconditionally guaranteed on a senior subordinated basis by the Company's U.S. subsidiaries. The net proceeds from the Offering were used to finance the acquisition of Aeromet.

     Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing February 1, 1999. The Notes may be redeemable at the option of the Company, in whole or in part, on or after August 1, 2003 at the redemption price as defined in the agreement. In addition, on or before August 1, 2001, the Company may redeem up to 20% of the Notes at a redemption price of 111.25% of the principal amount plus accrued and unpaid interest.

     Under provisions of the indenture applicable to the Notes, the Company is limited in its ability to incur additional indebtedness or issue Disqualified Capital Stock, pay dividends or make other distributions, create certain liens on assets, sell certain assets and stock of subsidiaries, enter into certain transactions with affiliates, and effect certain mergers and consolidations. The Company is also subject to certain restrictive covenants and is required to maintain certain financial ratios in connection with the Notes. Management believes the Company is in compliance with these covenants at May 31, 1999.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


(12) Leasing Arrangements

     (a)  Capital Leases

          The Company leases certain property, plant and equipment under capital lease agreements that expire at various dates through 2008. Capital lease obligations are secured by the underlying leased assets. Aggregate minimum payments to be made under these agreements at May 31, 1999 are as follows for each of the following fiscal year-ends:

               2000                                  $     475,000
               2001                                        484,000
               2002                                        374,000
               2003                                        316,000
               2004                                        290,000
               Thereafter                                  444,000
                                                     -------------

                                                         2,383,000

               Less amounts representing
                 interest ranging from 6% to 16%           471,000
                                                     -------------

                    Present value of net minimum
                      capital lease obligations          1,912,000

             Less current portion                          297,000
                                                     -------------
                     Capital lease obligations,
                      less current portion           $   1,615,000
                                                     =============


     (b)  Operating Leases

          The Company leases certain property, plant and equipment under operating lease agreements that expire at various dates through June 2026. Aggregate minimum rental payments to be made under these agreements at May 31, 1999 are as follows for each of the following fiscal year-ends:

               2000                                  $   3,417,000
               2001                                      3,329,000
               2002                                      2,922,000
               2003                                      2,896,000
               2004                                      2,669,000
               Thereafter                               26,134,000
                                                     -------------

                                                     $  41,367,000
                                                     =============

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


          Total rent expense during the years ended May 31, 1997, 1998 and 1999 amounted to $475,000, $788,000 and $3,356,000, respectively.


(13) Convertible Notes

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


(14) Common Stock

     In July 1996, the Company conducted a public offering of 2,250,000 units at a price of $3.125 per unit. At May 31, 1997, 1998 and 1999, all of these warrants were outstanding. In addition, the Company issued warrants to two underwriters for the purchase of an additional 225,000 units at $3.75 per unit. Each unit is composed of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. The warrants entitled the holder to purchase one share of common stock at $4.6875 per share, exercisable any time through July 2001. The Company incurred a total of $1,726,000 in costs related to the offering. The costs incurred were charged against the proceeds of the stock offering in the year ended May 31, 1997. During the year ended May 31, 1998, 45,000 of the underwriter's warrants were exercised for 45,000 units. No warrants were exercised during the year ended May 31, 1999.

     In November 1997, the Company closed a private offering of $6,408,000, before expenses of $320,000, in common stock and notes payable to three accredited investors. The Company subsequently filed a registration statement, which was declared effective, registering for resale the 524,000 shares of common stock sold in the offering. The outstanding balance of the notes payable was repaid in full during the year ended May 31, 1999.

     In November 1998, the Company sold 2,585,000 shares of its common stock at $2.00 per share, in a private offering to institutional investors. Proceeds from the offering totaled $5,170,000 before expenses of $341,000.


(15) Convertible Preferred Stock

     (a)  Series A Convertible Preferred Stock

          In February 1997, the Company sold 50,000 shares of Series A convertible preferred stock (Series A) in a private placement for $5,000,000, and incurred related offering costs of $519,000, resulting in net proceeds of $4,481,000. At May 31, 1998, all of the shares of Series A had been converted into 1,494,593 shares of common stock.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


     (b)  Series B Convertible Preferred Stock

          In May 1998, the Company sold 100,000 shares of Series B convertible preferred stock (Series B) for $100 per share, and issued warrants to purchase 138,888 shares of common stock, in a private offering, which resulted in gross proceeds of $10.0 million, less related offering costs of $740,000 for net proceeds of $9,260,000. In addition, the purchasers deposited $7.0 million in an escrow account which, subsequent to the closing of the purchase of Aeromet, was exchanged by the Company for 70,000 additional shares of Series B and additional warrants to purchase 97,221 shares of common stock. Net proceeds to the Company, subsequent to offering costs of $369,000, were $6,631,000.

          Upon conversion of shares of Series B, the holder will receive the number of shares of common stock equal to $100 divided by the then applicable conversion price of the Series B. The conversion price of the Series B at May 31, 1999 is equal to the lower of (a) $7.20 per share, or (b) the average of the three lowest closing bid prices per share of the common stock over the 22 trading days before conversion. No holder of Series B is entitled to voluntarily convert Series B that would cause the holder to own more than 9.9% of the Company's total outstanding common stock at any one time. Any Series B outstanding on May 2003 will be automatically converted into common stock at the then-applicable conversion price.

          Series B has a liquidation preference equal to the greater of the sum of $100 per Series B share and any declared but unpaid dividends or the amount the holder would be entitled to if the Series B were converted to common stock at the then applicable conversion rate. Dividends on Series B are based on the discretion of the board of directors and no dividends on the Series B have been declared or paid as of May 31, 1999. If a dividend is declared or paid on common stock, other than in shares of common stock, Series B holders are entitled to a dividend per share of Series B equal to the amount which would be received as if the Series B were converted to common stock at the then applicable conversion rate. The Company may redeem the Series B at a redemption price of $115 per share under certain circusmtances.

          As of May 31, 1999, 8,965 shares of Series B have been converted into 545,114 shares of common stock.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


(16) Warrants

     The Company periodically issues warrants to purchase common shares in connection with preferred stock, debt and certain consulting services. A summary of the Company's warrants, excluding warrants issued in connection with the public offering in July 1996, is as follows:

                                                                       Weighted
                                                                  average price
                                                       Warrants       of shares
                                                  -------------   -------------
          Balance at May 31, 1996 and 1997              497,500   $        4.34
          Granted                                     1,928,888            4.74
          Exercised                                    (750,000)           4.61
                                                  -------------   -------------

          Balance at May 31, 1998                     1,676,388            4.36

          Granted                                        97,221            7.20
          Canceled                                   (1,290,000)           4.62
                                                  -------------   -------------

          Balance at May 31, 1999                       483,609            4.24
                                                  =============   =============

     The following summarizes warrants outstanding, excluding warrants issued in connection with the public offering in July 1996, at May 31, 1999:

                                                  Weighted
                                                   average         Weighted
                Range of                         remaining          average
                exercise           Number      contractual         exercise           Number
                  prices      outstanding             life            price      exercisable
          --------------   --------------   --------------   --------------   --------------
          $  2.00 - 4.00          210,000       3.69 years             2.35          210,000
             4.01 - 6.00           37,500       2.00 years             4.80           37,500
             6.01 - 8.00          236,109       4.00 years             7.20          236,109
                           --------------
                                  483,609
                           ==============

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


(17) Compensation Plans

     (a)  Long-Term Investment and Incentive Plan

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

          As of May 31, 1997, 1998 and 1999, the Company had not issued any stock appreciation rights, stock and cash bonuses, restricted stock, or performance units under the Option Plan.

          As the Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plan, no compensation costs have been recognized for stock options issued to employees. Had compensation costs for stock options been determined consistent with SFAS No. 123, the results of the Company would have been adjusted to the pro forma amounts indicated below:

                                                                   1997           1998           1999
                                                           ------------   ------------   ------------
                 Net income (loss):
                     As reported                           $  1,682,000      3,614,000    (12,869,000)
                     Pro forma                                   75,000      2,478,000    (14,962,000)

                 Net income (loss) per share:
                     As reported:
                       Basic                                       0.18          0.29           (0.74)
                       Diluted                                     0.17          0.27           (0.74)
                     Pro forma:
                       Basic                                       0.01          0.20           (0.86)
                       Diluted                                     0.01          0.18           (0.86)

                 Shares used in computation of net
                     income (loss) per share:
                       Basic                                  9,499,980    12,486,077      17,359,491
                       Diluted                               10,035,846    13,606,061      17,359,491

          The fair value of the options granted during 1997, 1998 and 1999 is estimated as $1,853,000, $3,007,000 and $474,340, respectively, using the Black-Scholes option-pricing model with the following assumptions on the date of grant: zero percent dividend yield, expected volatility from 24% to 73%, risk-free interest rate from 5.55% to 6.59%, and expected lives ranging from 5 to 10 years.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


          In December 1998, the Company repriced certain options to purchase 1,466,056 shares to a lower exercise price. The repricing resulted in additional compensation costs under SFAS No. 123 of $352,000, which are included in the pro forma amounts disclosed above.

          A summary of the Company's Stock Option Plan is as follows:

                                                        Shares of common stock
                                                     -----------------------------        Weighted
                                                         Available         Options   average price
                                                           options      under plan       of shares
                                                     -------------   -------------   -------------
               Balance at June 1, 1996                     854,717         145,283   $        5.09
               Authorized                                1,000,000              --              --
               Granted                                    (998,333)        998,333            4.53
                                                     -------------   -------------   -------------

               Balance at May 31, 1997                     856,384       1,143,616            4.61

               Authorized                                1,000,000              --              --
               Granted                                  (1,112,500)      1,112,500            5.49
               Exercised                                        --         (25,000)           2.11
                                                     -------------   -------------   -------------

               Balance at May 31, 1998                     743,884       2,231,116            5.09

               Granted                                  (1,804,388)      1,804,388            2.51
               Expired                                      30,000         (30,000)           2.00
               Canceled                                  1,466,056      (1,466,056)          (3.70)
               Terminations                                 72,500         (72,500)           6.13
                                                     -------------   -------------   -------------
               Balance at May 31, 1999                     508,052       2,466,948   $        3.32
                                                     =============   =============   =============

          No options were exercised during the years ended May 31, 1997 and 1999.

          The following summarizes options outstanding at May 31, 1999:

                                            Options outstanding                         Options exercisable
                            ---------------------------------------------------   ---------------------------------
                                                     Weighted
                                                      average          Weighted                            Weighted
                 Range of                           remaining           average                             average
                 exercise            Number       contractual          exercise            Number          exercise
                   prices       outstanding              life             price       exercisable             price
          ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
           $ 2.00 - $4.00         1,859,388              8.42         $    2.51         1,653,583         $    2.53
           $ 4.01 - $6.00           607,560              7.21              4.69           607,560              4.69
                            ---------------                                       ---------------
                                  2,466,948                                             2,261,143
                            ===============                                       ===============

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


     (b)  Independent Director Stock Plan

          The Company has an Independent Director Stock Plan under which nonemployee directors of the Company are awarded common stock and stock options of the Company for serving on its board of directors. The plan authorizes and reserves for issuance a maximum of 500,000 common shares. At May 31, 1999, 420,804 shares were available for future issuance. During the years ended May 31, 1997 and 1998, 14,400 and 8,559 shares of the Company's common stock, respectively, were issued under the plan, of which all were vested at May 31, 1999. During the year ended May 31, 1999, 600 shares and 56,637 options were issued under the plan. Included in compensation expense are $44,000, $13,000, and $89,000 for the years ended May 31, 1997, 1998, and 1999, respectively, resulting from the shares and options issued.


     (c)  Retirement Plan

          The Company maintains a 401(k) plan covering all eligible employees who meet service requirements as provided in the plan. Company contributions to the profit-sharing plan are determined annually by the Board of Directors. No contributions were made by the Company to the plan during the year ended May 31, 1997. The Company contributed $27,000 and $48,000 to the plan during the years ended May 31, 1998 and 1999, respectively.


     (d)  Employee Stock Purchase Plan

          The Company has an Employee Stock Purchase Plan under which employees are eligible to purchase shares of the Company's common stock, through payroll deductions, at the lower of 85% of the Company's stock price on the first day of an offering period or 100% of the Company's stock price on the last day of an offering period. The first offering period began in November 1998. During the year ended May 31, 1999, 41,942 shares were purchased by employees under the plan.


(18) Other Income and Expense

     Included in other income and expense during the year ended May 31, 1999 are other than temporary unrealized losses related to the Company's investment in shares of a public company of $4,943,000 as well as allowances totaling $2,884,000 related to the Company's guarantees of certain debt, a reserve for the outstanding note receivable and other expenses of the public company expected to be incurred by the Company. Other income and expense also includes a net amount of $2,033,000 resulting from the write-off of costs in excess of net book value of acquired subsidiaries recorded in conjunction with the acquisition of ESC, and a long-lived asset impairment charge of $1,150,000 related to certain of ESC's fixed assets.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


(19) Income Taxes

     Total income tax benefit (expense) is as follows:

                                                1997            1998            1999
                                       -------------   -------------   -------------
     Current:
        Federal                        $     (50,000)       (593,000)        262,000
        Foreign                                   --              --      (1,422,000)
     Deferred:
        Federal                                   --       1,075,000       3,799,000
                                       -------------   -------------   -------------

                  Total                $     (50,000)        482,000       2,639,000
                                       =============   =============   =============


     The domestic and foreign components of income (loss) before income tax benefit (expense) were as follows:

                                                       1997            1998            1999
                                              -------------   -------------   -------------
     Domestic                                 $   1,732,000       3,132,000     (18,992,000)
     Foreign                                             --              --       3,484,000
                                              -------------   -------------   -------------

              Income (loss) before income
                tax benefit (expense)         $   1,732,000       3,132,000     (15,508,000)
                                              =============   =============   =============


     Undistributed earnings of the Company's foreign subsidiaries for which no U.S. income taxes have been provided aggregates approximately $3,700,000 at May 31, 1999. No provision for foreign withholding or United States Federal income taxes was made for the undistributed earnings, as it is management's intention that earnings will be reinvested indefinitely in foreign operations or will be remitted substantially free of additional taxes.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


     A reconciliation of the United States Federal statutory tax rate of 34% and the Company's effective tax rates of 3%, 15% and 17% in the years ended May 31, 1997, 1998 and 1999, respectively, is as follows:

                                                1997            1998            1999
                                       -------------   -------------   -------------
     Computed expected income tax
        benefit (expense)              $    (588,000)     (1,065,000)      5,273,000
     Change in valuation allowance           558,000       1,717,000      (2,200,000)
     Other                                   (20,000)       (170,000)       (434,000)
                                       -------------   -------------   -------------

                                       $     (50,000)        482,000       2,639,000
                                       =============   =============   =============


     Significant components of the Company's deferred tax assets (liabilities) at May 31 are as follows:

                                                                 1998             1999
                                                       --------------   --------------
          Deferred tax assets:
            NOL carryforward                           $    1,387,000        4,427,000
            Unrealized capital loss                                --        1,532,000
            Other                                             641,000        1,550,000
            Valuation allowances                                   --       (2,200,000)
                                                       --------------   --------------
                                                            2,028,000        5,309,000
          Deferred tax liabilities - depreciation          (1,420,000)      (1,034,000)
                                                       --------------   --------------
               Net deferred tax asset                  $      608,000        4,275,000
                                                       ==============   ==============

     The Company has net operating loss (NOLs) carryforwards for U.S. Federal income tax purposes of approximately $14,000,000, the benefits of which expire in the tax year 2001 through the tax year 2019.

     The NOLs created by the Company's subsidiaries prior to their acquisition and the NOLs created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition, have limitations related to the amount of usage by each subsidiary or consolidated group as described in the Internal Revenue Code. As a result of these limitations, approximately $1,000,000 of the $14,000,000 total NOLs at May 31, 1999 will never become available.

(20) Earnings Per Share

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding, using the "if-converted" method, and outstanding stock options, using the "treasury stock" method.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


     The components of basic and diluted earnings per share at May 31 were as follows:

                                                           1997               1998               1999
                                                ---------------    ---------------    ---------------
     Net income (loss) available for common
       shareholders                             $     1,682,000          3,614,000        (12,869,000)
                                                ===============    ===============    ===============

     Average outstanding shares of common
        stock                                         9,499,980         12,486,077         17,359,491
     Dilutive effect of:
        Warrants                                        273,564            853,470                 --
        Employee stock options                          262,302            266,514                 --
                                                ---------------    ---------------    ---------------

     Common stock and common stock equivalents       10,035,846         13,606,061         17,359,491
                                                ===============    ===============    ===============

     Earnings (loss) per share:
        Basic                                   $          0.18               0.29              (0.74)
        Diluted                                            0.17               0.27              (0.74)


(21) Fair Value of Financial Instruments

     The Company's financial instruments include cash, receivables, investment, accounts payable and short and long-term borrowings. The fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates, with the exception of the senior subordinated notes payable, which are currently trading at approximately 75% of face value.


(22) Contingencies

     (a)  Legal

          The Company is currently subject and party to various legal actions arising in the normal course of business. Management believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company's results of operations or financial condition.

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

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


     (b)  Year 2000

          Like most other companies, the Year 2000 computer issue creates risks for the Company. The Year 2000 issue exists because many computer programs use two digit rather than four digit date fields to define the applicable year. As a result, computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production delays and a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Incomplete or untimely resolution of the Year 2000 issue by the Company or critically important suppliers or customers of the Company could have a materially adverse effect on the Company's business, financial condition, or results of operations.


(23) Consolidating Condensed Financial Statements

     The following statements present consolidating condensed financial information of the Company for the indicated periods. The Company's senior subordinated notes, which were used to finance the Aeromet acquisition in July 1998, have been guaranteed by all of the Company's U.S. wholly owned subsidiaries. The guarantor subsidiaries have fully and unconditionally guaranteed this debt on a joint and several basis. This debt is not guaranteed by the Company's foreign subsidiaries, which consist of Aeromet and two related holding companies. There are no significant contractual restrictions on the distribution of funds from the guarantor subsidiaries to the parent corporation. The consolidating condensed financial information is presented in lieu of separate financial statements and other disclosures of the guarantor subsidiaries, as management has determined that such information is not material to investors.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                   (continued)


(a) Consolidating condensed balance sheet information at May 31, 1999 is as follows:

                                                                            Guarantor   Non-guarantor
                          Assets                                Parent   subsidiaries    subsidiaries   Eliminations   Consolidated
                                                          ------------   ------------   -------------   ------------   ------------
Current assets:
   Cash and cash equivalents                              $  1,798,000         39,000       6,297,000             --      8,134,000
   Accounts receivable, net                                         --      8,723,000      16,661,000       (392,000)    24,992,000
   Inventories                                                      --     13,564,000      11,052,000             --     24,616,000
   Other                                                     4,535,000      1,517,000         660,000     (3,516,000)     3,196,000
                                                          ------------   ------------   -------------   ------------   ------------
          Total current assets                               6,333,000     23,843,000      34,670,000     (3,908,000)    60,938,000
                                                          ------------   ------------   -------------   ------------   ------------
Property, plant and equipment, net                           6,151,000     21,930,000      17,198,000             --     45,279,000
                                                          ------------   ------------   -------------   ------------   ------------
Other assets:
   Investment                                                   72,000             --              --             --         72,000
   Costs in excess of net book value
      of acquired subsidiaries, net                                 --      2,717,000      38,335,000             --     41,052,000
   Investment in and loans to subsidiaries                 115,099,000     75,000,000          85,000   (190,184,000)            --
   Other                                                     8,254,000      3,295,000        (163,000)            --     11,386,000
                                                          ------------   ------------   -------------   ------------   ------------
          Total other assets                               123,425,000     81,012,000      38,257,000   (190,184,000)    52,510,000
                                                          ------------   ------------   -------------   ------------   ------------
          Total assets                                    $135,909,000    126,785,000      90,125,000   (194,092,000)   158,727,000
                                                          ============   ============   =============   ============   ============

           Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                       $    180,000      2,542,000       8,154,000       (392,000)    10,484,000
   Current portion of long-term debt                           138,000      1,140,000              --             --      1,278,000
   Other                                                     5,084,000      1,597,000       7,682,000     (3,516,000)    10,847,000
                                                          ------------   ------------   -------------   ------------   ------------
          Total current liabilities                          5,402,000      5,279,000      15,836,000     (3,908,000)    22,609,000
Long-term liabilities:
   Long-term debt, net of current portion                   76,375,000      3,845,000              --             --     80,220,000
   Intercompany note and loan payable                           85,000     61,869,000      37,500,000    (99,454,000)            --
   Other                                                        28,000      1,105,000         746,000             --      1,879,000
                                                          ------------   ------------   -------------   ------------   ------------
          Total liabilities                                 81,890,000     72,098,000      54,082,000   (103,362,000)   104,708,000
                                                          ------------   ------------   -------------   ------------   ------------
Stockholders' equity:
   Convertible preferred stock                                      --             --              --             --             --
   Common stock                                                 19,000     58,641,000      35,117,000    (93,758,000)        19,000
   Additional paid-in capital                               69,276,000             --              --             --     69,276,000
   Accumulated other comprehensive loss                     (1,140,000)            --      (1,136,000)     1,136,000     (1,140,000)
   Retained earnings (accumulated deficit)                 (14,136,000)    (3,954,000)      2,062,000      1,892,000    (14,136,000)
                                                          ------------   ------------   -------------   ------------   ------------
          Total stockholders' equity                        54,019,000     54,687,000      36,043,000    (90,730,000)    54,019,000
                                                          ------------   ------------   -------------   ------------   ------------
          Total liabilities and stockholders' equity      $135,909,000    126,785,000      90,125,000   (194,092,000)   158,727,000
                                                          ============   ============   =============   ============   ============

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                   (continued)


(b) Consolidating condensed balance sheet information at May 31, 1998 is as follows:

                                                                            Guarantor   Non-guarantor
                                                                Parent   subsidiaries    subsidiaries   Eliminations   Consolidated
                                                          ------------   ------------   -------------   ------------   ------------
Current assets:
   Cash and cash equivalents                              $  9,398,000      2,063,000              --             --     11,461,000
   Accounts receivable, net                                         --      9,608,000              --       (233,000)     9,375,000
   Inventories                                                      --     16,184,000              --             --     16,184,000
   Other                                                        12,000        646,000              --             --        658,000
                                                          ------------   ------------   -------------   ------------   ------------
          Total current assets                               9,410,000     28,501,000              --       (233,000)    37,678,000
                                                          ------------   ------------   -------------   ------------   ------------
Property, plant and equipment, net                           3,464,000     22,871,000              --             --     26,335,000
                                                          ------------   ------------   -------------   ------------   ------------
Other assets:
   Investment                                                4,579,000             --              --             --      4,579,000
   Costs in excess of net book value
      of acquired subsidiaries, net                                 --      6,515,000              --             --      6,515,000
   Investment in subsidiaries                               21,452,000             --              --    (21,452,000)            --
   Intercompany note and loan receivable                    19,764,000             --              --    (19,764,000)            --
   Other                                                     3,186,000        287,000              --             --      3,473,000
                                                          ------------   ------------   -------------   ------------   ------------
          Total other assets                                48,981,000      6,802,000              --    (41,216,000)    14,567,000
                                                          ------------   ------------   -------------   ------------   ------------
          Total assets                                    $ 61,855,000     58,174,000              --    (41,449,000)    78,580,000
                                                          ============   ============   =============   ============   ============

           Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                       $    927,000      6,054,000              --       (233,000)     6,748,000
   Current portion of long-term debt                            24,000      1,003,000              --             --      1,027,000
   Other                                                       635,000      3,669,000              --             --      4,304,000
                                                          ------------   ------------   -------------   ------------   ------------
          Total current liabilities                          1,586,000     10,726,000              --       (233,000)    12,079,000
Long-term liabilities:
   Long-term debt, net of current portion                    4,127,000      4,932,000              --             --      9,059,000
   Intercompany note and loan payable                               --     19,764,000              --    (19,764,000)            --
   Other                                                            --      1,300,000              --             --      1,300,000
                                                          ------------   ------------   -------------   ------------   ------------
          Total liabilities                                  5,713,000     36,722,000              --    (19,997,000)    22,438,000
                                                          ------------   ------------   -------------   ------------   ------------
Stockholders' equity:
   Convertible preferred stock                                      --             --              --             --             --
   Common stock                                                 15,000             --              --             --         15,000
   Additional paid-in capital                               57,830,000     21,546,000              --    (21,546,000)    57,830,000
   Accumulated other comprehensive loss                       (436,000)            --              --             --       (436,000)
   Retained earnings (accumulated deficit)                  (1,267,000)       (94,000)             --         94,000     (1,267,000)
                                                          ------------   ------------   -------------   ------------   ------------
          Total stockholders' equity                        56,142,000     21,452,000              --    (21,452,000)    56,142,000
                                                          ------------   ------------   -------------   ------------   ------------
          Total liabilities and stockholders' equity      $ 61,855,000     58,174,000              --    (41,449,000)    78,580,000
                                                          ============   ============   =============   ============   ============

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                   (continued)


(c) Consolidating condensed statement of operations information for the year ended May 31, 1999 is as follows:

                                                                            Guarantor   Non-guarantor
                                                                Parent   subsidiaries    subsidiaries   Eliminations   Consolidated
                                                          ------------   ------------   -------------   ------------   ------------
Net sales                                                 $         --     56,675,000      52,814,000     (2,123,000)   107,366,000
Cost of sales                                                       --     45,942,000      42,275,000     (2,123,000)    86,094,000
                                                          ------------   ------------   -------------   ------------   ------------

           Gross profit                                             --     10,733,000      10,539,000             --     21,272,000

Operating expenses                                           4,367,000     11,463,000       3,556,000     (2,078,000)    17,308,000
                                                          ------------   ------------   -------------   ------------   ------------

           Income (loss) from operations                    (4,367,000)      (730,000)      6,983,000      2,078,000      3,964,000

Other income (expense):
   Parent's share of subsidiaries net loss                  (1,800,000)            --              --      1,800,000             --
   Interest expense                                         (8,050,000)      (622,000)     (3,516,000)     3,516,000     (8,672,000)
   Other                                                      (727,000)    (4,496,000)         17,000     (5,594,000)   (10,800,000)
                                                          ------------   ------------   -------------   ------------   ------------

           Total other expense                             (10,577,000)    (5,118,000)     (3,499,000)      (278,000)   (19,472,000)
                                                          ------------   ------------   -------------   ------------   ------------

           Income (loss) before income taxes               (14,944,000)    (5,848,000)      3,484,000      1,800,000    (15,508,000)

Income tax benefit (expense)                                 2,075,000      1,986,000       (1,422,000)           --      2,639,000
                                                          ------------   ------------   -------------   ------------   ------------

           Net income (loss)                               (12,869,000)    (3,862,000)       2,062,000     1,800,000    (12,869,000)

Other comprehensive income (loss):
   Foreign currency translation, net of tax                     (4,000)            --       (1,136,000)           --     (1,140,000)
   Valuation of available for sale securities                  436,000             --               --            --        436,000
                                                          ------------   ------------   -------------   ------------   ------------

           Total other comprehensive income (loss)             432,000             --       (1,136,000)           --       (704,000)
                                                          ------------   ------------   -------------   ------------   ------------

           Comprehensive income (loss)                    $(12,437,000)    (3,862,000)         926,000     1,800,000    (13,573,000)
                                                          ============   ============   =============   ============   ============

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                   (continued)


(d) Consolidating condensed statement of operations information for the year ended May 31, 1998 is as follows:

                                                                            Guarantor   Non-guarantor
                                                                Parent   subsidiaries    subsidiaries   Eliminations   Consolidated
                                                          ------------   ------------   -------------   ------------   ------------
Net sales                                                 $         --     54,968,000              --       (869,000)   54,099,000
Cost of sales                                                       --     40,356,000              --       (869,000)   39,487,000
                                                          ------------   ------------   -------------   ------------   ------------

           Gross profit                                             --     14,612,000              --             --    14,612,000

Operating expenses                                           2,378,000      9,373,000              --     (1,879,000)    9,872,000
                                                          ------------   ------------   -------------   ------------   ------------

           Income (loss) from operations                    (2,378,000)     5,239,000              --      1,879,000     4,740,000

Other income (expense):
   Parent's share of subsidiaries net income                 4,778,000             --              --     (4,778,000)           --
   Interest expense                                           (380,000)      (485,000)             --             --      (865,000)
   Other                                                       995,000        141,000              --     (1,879,000)     (743,000)
                                                          ------------   ------------   -------------   ------------   ------------

           Total other income (expense)                      5,393,000       (344,000)             --     (6,657,000)   (1,608,000)
                                                          ------------   ------------   -------------   ------------   ------------

           Income before income taxes                        3,015,000      4,895,000              --     (4,778,000)    3,132,000

Income tax benefit (expense)                                   599,000       (117,000)             --             --       482,000
                                                          ------------   ------------   -------------   ------------   ------------

           Net income                                        3,614,000      4,778,000              --     (4,778,000)    3,614,000

Other comprehensive loss - valuation of
   available-for-sale securities                              (436,000)            --              --             --      (436,000)
                                                          ------------   ------------   -------------   ------------   ------------

           Comprehensive income                           $  3,178,000      4,778,000              --     (4,778,000)    3,178,000
                                                          ============   ============   =============   ============   ============

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                   (continued)


(e) Consolidating condensed statement of operations information for the year ended May 31, 1997 is as follows:

                                                                            Guarantor   Non-guarantor
                                                                Parent   subsidiaries    subsidiaries   Eliminations   Consolidated
                                                          ------------   ------------   -------------   ------------   ------------
Net sales                                                 $         --     34,774,000              --       (599,000)   34,175,000
Cost of sales                                                       --     26,615,000              --       (646,000)   25,969,000
                                                          ------------   ------------   -------------   ------------   ------------

           Gross profit                                             --      8,159,000              --         47,000     8,206,000

Operating expenses                                           1,346,000      6,216,000              --     (1,303,000)    6,259,000
                                                          ------------   ------------   -------------   ------------   ------------

           Income (loss) from operations                    (1,346,000)     1,943,000              --      1,350,000     1,947,000

Other income (expense):
   Parent's share of subsidiaries net income                 1,691,000             --              --     (1,691,000)           --
   Interest expense                                            (82,000)      (428,000)             --             --      (510,000)
   Other                                                     1,415,000        230,000              --     (1,350,000)      295,000
                                                          ------------   ------------   -------------   ------------   ------------

           Total other income (expense)                      3,024,000       (198,000)             --     (3,041,000)     (215,000)
                                                          ------------   ------------   -------------   ------------   ------------

           Income before income taxes                        1,678,000      1,745,000              --     (1,691,000)    1,732,000

Income tax benefit (expense)                                     4,000        (54,000)             --             --       (50,000)
                                                          ------------   ------------   -------------   ------------   ------------

           Net income                                        1,682,000      1,691,000              --     (1,691,000)    1,682,000

Other comprehensive income                                          --             --              --             --            --
                                                          ------------   ------------   -------------   ------------   ------------

           Comprehensive income                           $  1,682,000      1,691,000              --     (1,691,000)    1,682,000
                                                          ============   ============   =============   ============   ============

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                   (continued)


(f) Consolidating condensed statement of cash flows information for the year ended May 31, 1999 is as follows:

                                                                            Guarantor   Non-guarantor
                                                                Parent   subsidiaries    subsidiaries   Eliminations   Consolidated
                                                          ------------   ------------   -------------   ------------   ------------
Cash flow from operating activities - net cash
   provided by (used in) operating activities             $ (6,795,000)       696,000       3,927,000      1,800,000       (372,000)
                                                          ------------   ------------   -------------   ------------   ------------

Cash flow from investing activities:
   Acquisition of property, plant and equipment             (2,471,000)    (4,013,000)     (1,556,000)            --     (8,040,000)
   Investment in and loans to subsidiaries                 (69,752,000)   (75,000,000)    (75,000,000)   150,000,000    (69,752,000)
   Other changes, net                                       (6,401,000)        76,000         (85,000)     4,928,000     (1,482,000)
                                                          ------------   ------------   -------------   ------------   ------------

        Net cash used in investing activities              (78,624,000)   (78,937,000)    (76,641,000)   154,928,000    (79,274,000)
                                                          ------------   ------------   -------------   ------------   ------------

Cash flow from financing activities:
   Proceeds from long-term debt, senior subordinated
      notes and convertible notes, net                      72,160,000     37,500,000      37,500,000    (75,000,000)    72,160,000
   Payments on long-term debt and capital leases            (4,154,000)    (1,548,000)        (50,000)            --     (5,752,000)
   Proceeds from sale of common stock, net                   4,898,000     37,500,000      37,500,000    (75,000,000)     4,898,000
   Proceeds from sale of preferred stock, net                6,630,000             --              --             --      6,630,000
   Other changes, net                                       (1,715,000)     2,765,000       4,167,000     (6,728,000)    (1,511,000)
                                                          ------------   ------------   -------------   ------------   ------------

        Net cash provided by financing activities           77,819,000     76,217,000      79,117,000   (156,728,000)    76,425,000
                                                          ------------   ------------   -------------   ------------   ------------

        Net change in cash and cash equivalents             (7,600,000)    (2,024,000)      6,403,000             --     (3,221,000)

Cash and cash equivalents at beginning of year               9,398,000      2,063,000              --             --     11,461,000
Effect of exchange rates on cash                                    --             --        (106,000)            --       (106,000)
                                                          ------------   ------------   -------------   ------------   ------------

Cash and cash equivalents at end of year                  $  1,798,000         39,000       6,297,000             --      8,134,000
                                                          ============   ============   =============   ============   ============

Supplemental cash flow:
   Noncash operating expenses related to:
      Depreciation                                        $    192,000      2,951,000       2,326,000             --      5,469,000
      Amortization                                                  --        392,000         844,000             --      1,236,000
   Cash paid during the year for:
      Interest                                               4,870,000        413,000          13,000             --      5,296,000
      Federal income taxes                                     100,000             --         311,000             --        411,000
   Acquisition of subsidiaries:
      Fair value of assets acquired and resulting
          goodwill, excluding cash                          86,593,000             --              --             --     86,593,000
      Liabilities assumed                                   16,811,000             --              --             --     16,811,000
   Noncash investing and financing activities:
      Seller financed acquisition of property, plant
          and equipment                                        241,000             --              --             --        241,000
      Reclassification of property, plant and
          equipment to other assets                                 --      1,217,000              --             --      1,217,000
                                                          ============   ============   =============   ============   ============

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                   (continued)


(g) Consolidating condensed statement of cash flows information for the year ended May 31, 1998 is as follows:

                                                                            Guarantor   Non-guarantor
                                                                Parent   subsidiaries    subsidiaries   Eliminations   Consolidated
                                                          ------------   ------------   -------------   ------------   ------------
Cash flow from operating activities - net cash
   provided by operating activities                       $  4,023,000      2,349,000              --     (4,778,000)     1,594,000
                                                          ------------   ------------   -------------   ------------   ------------

Cash flow from investing activities:
   Acquisition of property, plant and equipment             (3,010,000)    (3,499,000)             --             --     (6,509,000)
   Acquisition of subsidiaries                              (4,318,000)            --              --             --     (4,318,000)
   Other changes, net                                      (14,085,000)       125,000              --      8,082,000     (5,878,000)
                                                          ------------   ------------   -------------   ------------   ------------

       Net cash used in investing activities               (21,413,000)    (3,374,000)             --      8,082,000    (16,705,000)
                                                          ------------   ------------   -------------   ------------   ------------

Cash flow from financing activities:
   Proceeds from long-term debt and convertible notes        9,590,000        535,000              --             --     10,125,000
   Payments on long-term debt and capital leases              (125,000)    (1,378,000)             --             --     (1,503,000)
   Proceeds from sale of common stock, net                   2,223,000             --              --             --      2,223,000
   Proceeds from sale of preferred stock, net                9,260,000             --              --             --      9,260,000
   Other changes, net                                        3,777,000      2,946,000              --     (3,304,000)     3,419,000
                                                          ------------   ------------   -------------   ------------   ------------

       Net cash provided by financing activities            24,725,000      2,103,000              --     (3,304,000)    23,524,000
                                                          ------------   ------------   -------------   ------------   ------------

       Net change in cash and cash equivalents               7,335,000      1,078,000              --             --      8,413,000

Cash and cash equivalents at beginning of year               2,063,000        985,000              --             --      3,048,000
                                                          ------------   ------------   -------------   ------------   ------------

Cash and cash equivalents at end of year                  $  9,398,000      2,063,000              --             --     11,461,000
                                                          ============   ============   =============   ============   ============

Supplemental cash flow:
   Noncash operating expenses related to:
      Depreciation                                        $     34,000      1,874,000              --             --      1,908,000
      Amortization                                                  --        296,000              --             --        296,000
   Cash paid during the year for:
      Interest                                                  17,000        695,000              --             --        712,000
      Federal income taxes                                     521,000             --              --             --        521,000
   Acquisition of subsidiaries:
      Fair value of assets acquired and resulting
         goodwill, excluding cash                           10,034,000             --              --             --     10,034,000
      Liabilities assumed                                    3,925,000             --              --             --      3,925,000
      Common stock issued                                    6,109,000             --              --             --      6,109,000
   Noncash investing and financing activities:
      Seller financed acquisition of property,
         plant and equipment                                        --      3,336,000              --             --      3,336,000
      Conversion of notes and accrued interest
         to common stock                                     5,519,000             --              --             --      5,519,000
      Restructuring of certain notes receivable
        for an investment in common stock                    6,053,000             --              --             --      6,053,000
      Other noncash investing and financing
         activities, net                                       750,000        139,000              --             --        889,000
                                                          ============   ============   =============   ============   ============

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                   (continued)


(h) Consolidating condensed statement of cash flows information for the year ended May 31, 1997 is as follows:

                                                                            Guarantor   Non-guarantor
                                                                Parent   subsidiaries    subsidiaries   Eliminations   Consolidated
                                                          ------------   ------------   -------------   ------------   ------------
Cash flow from operating activities - net cash
   provided by operating activities                       $  1,474,000          5,000              --     (1,691,000)      (212,000)
                                                          ------------   ------------   -------------   ------------   ------------

Cash flow from investing activities:
   Acquisition of property, plant and equipment                 (9,000)    (2,091,000)             --             --     (2,100,000)
   Other changes, net                                       (9,622,000)        58,000              --      9,652,000         88,000
                                                          ------------   ------------   -------------   ------------   ------------

       Net cash used in investing activities                (9,631,000)    (2,033,000)             --      9,652,000     (2,012,000)
                                                          ------------   ------------   -------------   ------------   ------------

Cash flow from financing activities:
   Proceeds from long-term debt and convertible notes               --        237,000              --             --        237,000
   Payments on long-term debt and capital leases               (94,000)    (5,592,000)             --             --     (5,686,000)
   Proceeds from sale of common stock, net                   5,739,000             --              --             --      5,739,000
   Proceeds from sale of preferred stock, net                4,481,000             --              --             --      4,481,000
   Other changes, net                                         (224,000)     7,961,000              --     (7,961,000)      (224,000)
                                                          ------------   ------------   -------------   ------------   ------------

       Net cash provided by financing activities             9,902,000      2,606,000              --     (7,961,000)     4,547,000
                                                          ------------   ------------   -------------   ------------   ------------

       Net change in cash and cash equivalents               1,745,000        578,000              --             --      2,323,000

Cash and cash equivalents at beginning of year                 318,000        407,000              --             --        725,000
                                                          ------------   ------------   -------------   ------------   ------------

Cash and cash equivalents at end of year                  $  2,063,000        985,000              --             --      3,048,000
                                                          ============   ============   =============   ============   ============

Supplemental cash flow:
   Noncash operating expenses related to:
      Depreciation                                        $         --      1,290,000              --             --      1,290,000
      Amortization                                                  --         68,000              --             --         68,000
   Cash paid during the year for:
      Interest                                                  70,000        543,000              --             --        613,000
      Federal income taxes                                          --         18,000              --             --         18,000
   Acquisition of subsidiaries:
      Fair value of assets acquired and resulting
        goodwill, excluding cash                             1,928,000             --              --             --      1,928,000
      Liabilities assumed                                      482,000             --              --             --        482,000
      Common stock issued                                    1,446,000             --              --             --      1,446,000
   Noncash investing and financing activities:
      Seller financed acquisition of property,
        plant and equipment                                         --        639,000              --             --        639,000
      Other noncash investing and financing
        activities, net                                             --         35,000              --             --         35,000
                                                          ============   ============   =============   ============   ============

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              May 31, 1998 and 1999

                                  (continued)


     (i)  Inventory Information at May 31 is as follows:

                                                                   1998              1999
                                                         --------------    --------------
               Guarantor subsidiaries
                  Raw materials                          $    5,789,000         5,074,000
                  Work in progress                            5,683,000         3,788,000
                  Finished goods                              4,712,000         4,702,000
                                                         --------------    --------------

                                                             16,184,000        13,564,000
                                                         --------------    --------------

               Non-guarantor subsidiaries:
                  Raw materials                                      --         2,300,000
                  Work in progress                                   --         7,690,000
                  Finished goods                                     --         1,062,000
                                                         --------------    --------------

                                                                     --        11,052,000
                                                         --------------    --------------

                         Total inventory                 $   16,184,000        24,616,000
                                                         ==============    ==============


(24) Subsequent Events

     On June 1, 1999, the Company acquired all of the stock of Skagit Engineering & Manufacturing, Inc. for $1.3 million in cash. The Company also entered into a letter of intent to acquire Nova-Tech Engineering, Inc. (Nova-Tech) and expects that the purchase price will consist of approximately $2.7 million in cash and $250,000 in stock. The Company expects that the definitive stock purchase agreement will contain conditions to closing, including receipt of a letter ruling from the Internal Revenue Service that is necessary to permit Nova-Tech's Employee Stock Ownership Plan to sell its Nova-Tech stock on the terms anticipated. The Company is providing services to Nova-Tech under an Operating Agreement dated April 23, 1999. As of May 31, 1999, the Company had loaned $735,000 to Nova-Tech for working capital. As of August 19, 1999, the Company had loaned Nova-Tech an additional $1,365,000. These loans have been made under the terms of two demand notes dated April 26, 1999 and August 5, 1999, each of which is secured by substantially all of the assets of Nova-Tech.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On April 17, 1998, the appointment of Moss Adams LLP, the Company's previous principal independent accountant, was terminated, and KPMG LLP was engaged, as the Company's principal independent accountant. The decision to change principal independent accountants was approved by the Finance and Audit Committee of the Company's Board of Directors.


In connection with the audit for the fiscal year ended May 31, 1997, and the subsequent interim period through April 17, 1998:


     (a) the report of Moss Adams LLP contained no adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope or accounting principles; and


     (b) there were no disagreements with Moss Adams LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Moss Adams LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

The following table sets forth information as of August 24, 1999, regarding the directors and executive officers of the Company.

Name                         Age    Position with Company
--------------------------------------------------------------------------------
Donald A. Wright             47     Chairman of the Board, Chief Executive
                                    Officer and President

Werner Hafelfinger           53     Chief Operating Officer, Vice President
                                    Operations, Director

Nick A. Gerde                54     Chief Financial Officer, Vice President
                                    Finance, Treasurer and Assistant Secretary

Sheryl A. Symonds            44     Vice President Administration, General
                                    Counsel and Secretary

Allen W. Dahl, M.D.          71     Director

Dale L. Rasmussen            49     Director

Robert M. Stemmler           64     Director

William A. Wheeler           65     Director

Donald A. Wright. Donald A. Wright has been the Chairman of the Board, Chief Executive Officer and President of the Company since February 1995, and of its predecessors since 1990. Mr. Wright is also an officer and director of each of the Company's operating subsidiaries.

Werner Hafelfinger. Werner Hafelfinger has been a director of the Company since August 17, 1998. Mr. Hafelfinger has been Vice President Operations and Chief Operating Officer of the Company since March 1999. Mr. Hafelfinger was employed by St. Jude Medical (Cardiac Rhythm Management Division), a manufacturer of implantable medical devices, from 1984 until February 1999, where he served as Vice President of Global Manufacturing.

Nick A. Gerde. Nick A. Gerde has been the Vice President Finance and Chief Financial Officer of the Company since February 1995. He has been the Treasurer of the Company since August 1996, and Assistant Secretary since November 1996. Mr. Gerde is also an officer and director of each of the Company's operating subsidiaries. Mr. Gerde served as a Business Development Specialist with the Economic Development Council of North Central Washington from July 1993 to June 1994, and as Vice President of Televar Northwest, Inc. (formerly a subsidiary of Orca Technologies, Inc.) from July 1994 to February 1995.

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

Dale L. Rasmussen. Dale L. Rasmussen has been a director of the Company since June 1997. Mr. Rasmussen has been employed as the Senior Vice President and Secretary of IMPCO Technologies, Inc. since 1989.

Robert M. Stemmler. Robert M. Stemmler has been a director of the Company since May 14, 1999. Mr. Stemmler has been the Chairman, CEO and President of IMPCO Technologies, Inc. since 1993.

William A. Wheeler. William A. Wheeler has been a director of the Company since June 1997. Mr. Wheeler retired from Dowty Aerospace Yakima in May 1997, where he served as President, Chief Executive Officer and Chairman of the Board of Directors since 1979.

Other Significant Employees

Lewis L. Wear. Lewis L. Wear, 58, has been President of the U.S. Electronics Group since August 1996 and President of Pacific Coast Technologies, Inc. since February 1996. He also has been Vice President of Ceramic Devices since October 1997, President of NTI since April 1997, President of Balo since February 1998, and President of ESC since October 1998. Prior to November 1995, Mr. Wear was Vice President of Operations for Vacuum Atmospheres, a division of WEMS, Inc.

Duncan Crighton. Duncan Crighton, 63, has been Chief Executive Officer of Aeromet since March 1997 and became President of the Company's European Aerospace Group upon closing of the Aeromet Acquisition. Mr. Crighton served as Managing Director of Aeromet's predecessor, Kent Aerospace Castings plc, from 1990 through 1995, and as a management consultant to Aeromet from 1995 to February 1997.

Board of Directors

Committees.  The Board of Directors has a number of committees, as follows:

-------------------------------------------------------------------------------------------------
Committee                   Function                                             Current Members
--------------------------- ---------------------------------------------------- ----------------
Option Committee            Administers the Company's Amended and Restated       Dr. Dahl
                            Stock Incentive Plan.                                Mr. Rasmussen
                                                                                 Mr. Stemmler
--------------------------- ---------------------------------------------------- ----------------
Finance and Audit           Reviews the Company's accounting policies,           Mr. Rasmussen
Committee                   practices, internal accounting controls and          Mr. Hafelfinger
                            financial reporting.  Also oversees engagement       Mr. Wheeler
                            of the Company's independent auditors and
                            monitors management implementation of the
                            recommendations and findings of the Company's
                            independent auditors.
--------------------------- ---------------------------------------------------- ----------------
Compensation Committee      Establishes salaries, incentives and other           Mr. Wheeler
                            compensation for the chief executive officer,        Dr. Dahl
                            chief operating officer, chief financial             Mr. Rasmussen
                            officer, general counsel, subsidiary presidents
                            and other key employees of the Company and its
                            subsidiaries. Also administers policies
                            relating to compensation and benefits,
                            including the Amended and Restated Independent
                            Director Stock Plan and the Employee Stock
                            Purchase Plan.
--------------------------- ---------------------------------------------------- ----------------
Nominating Committee        Recommends individuals to be presented to the        Mr. Wright
                            shareholders for election or reelection to the       Mr. Rasmussen
                            Board of Directors.                                  Mr. Stemmler
-------------------------------------------------------------------------------------------------

Tenure. Directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and duly qualified. The Board of Directors appoints the Company's executive officers at the first Board meeting after each annual meeting of shareholders. Executive officers hold office at the pleasure of the Board of Directors.

Compensation. Under the Company's Amended and Restated Independent Director Stock Plan, each non-employee director of the Company receives an initial award of options to purchase 2,500 shares of Common Stock when that director is first elected and an annual award of options to purchase 10,000 shares of Common Stock. In addition, non-employee directors receive $1,000 in cash per year for each committee on which they serve, and an additional $500 in cash per year for serving as chairperson of a committee. The Board may elect to pay any of the cash fees in shares of Common Stock. See "Executive Compensation - Benefit Plans
- Independent Director Stock Plan." All directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board of Directors.


Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year, and on written representations of the Company's officers, directors, or principal shareholders ("Reporting Persons") that no other reports were required, the Company believes that, during the fiscal year ended May 31, 1999, the Reporting Persons complied in all material respects with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth in summary form the compensation paid by the Company to the Chief Executive Officer and to the Company's three most highly compensated executive officers (the "Named Executives") for services in all capacities to the Company for the last three fiscal years:

                                                              Long-Term
                                                             Compensation
                                             Annual       ------------------
                                          Compensation        Securities
                                 Fiscal   ------------        Underlying       Other Annual
Name and Principal Position       Year      Salary($)     Options/SARs(#)(1)  Compensation($)
---------------------------      ------   ------------    ------------------  ---------------

Donald A. Wright                  1999       247,551       1,000,000 (2)           5,547 (3)
CEO and President                 1998       192,000         650,000 (4)           4,800 (5)
                                  1997       160,000         920,000 (6)             400 (5)

Werner Hafelfinger                1999 (7)    33,654          50,000 (8)             600 (5)
COO, VP Operations

Nick A. Gerde                     1999       130,000         116,056 (2)           2,400 (5)
CFO, VP Finance,                  1998       100,000          75,000 (4)           2,400 (5)
Treasurer and                     1997        84,160          38,333 (4)              --
Assistant Secretary

Sheryl A. Symonds                 1999       160,973         160,000 (2)              --
VP Administration,                1998 (9)   105,000         160,000 (4)              --
General Counsel and
Secretary

--------------

(1)  Represents options to purchase shares of Common Stock.

(2) Represents repricing of previously granted options. On December 4, 1998, the Board of Directors approved the repricing of outstanding options under the Company's Amended and Restated Stock Incentive Plan. See "- Ten-Year
     Option Repricings." For purposes of this table, repriced options are considered to be option grants and, therefore, are required to be included in the table as options granted in fiscal 1999. Other than repricing of options, no options were granted to Mr. Wright, Mr. Gerde, or Ms. Symonds during fiscal 1999.

(3) Represents estimated value of the personal use of Company vehicles ($4,800) and premiums on $2 million of key-man life insurance denoting Mr. Wright's spouse as beneficiary.

(4) These options were repriced in fiscal 1999, and the entire balance is also included in this table as options granted during fiscal 1999. See footnote
     (2) above.

(5)  Represents estimated value of the personal use of a Company vehicle.

(6) 257,440 of these options were repriced in fiscal 1999 and are also included as part of the total shown in this table as options granted during fiscal
     1999. See footnote (2) above.

(7) Represents the compensation received by Mr. Hafelfinger during the three months he was employed by the Company in fiscal year 1999.

(8)  Does not include options to purchase 10,000 shares granted to Mr.
     Hafelfinger in October 1998 under the Amended and Restated Independent
     Director Stock Plan, when Mr. Hafelfinger was a non-employee director of the Company.

(9) Represents the compensation received by Ms. Symonds during the nine months she was employed by the Company in fiscal year 1998.

Option Grants Table

The following table sets forth information on grants of stock options by the Company during the year ended May 31, 1999 to the Named Executives:

                                    Securities        % of Total
                                    Underlying   Options Granted    Exercise or                    Grant Date
                               Options Granted   to Employees in     Base Price     Expiration        Present
       Name                                (#)    Fiscal Year(1)      ($/Share)           Date   Value (2)($)
       ----                    ---------------   ---------------   ------------     ----------   ------------
Donald A. Wright (3)                    97,560             5.5%        $ 2.5313       10/30/05        177,316
                                        15,000              *          $ 2.5313       11/28/05         27,404
                                       237,440            13.4%        $ 2.5313       07/15/06        450,520
                                       275,000            15.5%        $ 2.5313       02/09/08        554,142
                                       375,000            21.2%        $ 2.5313       05/28/08        760,472

Werner Hafelfinger (4)                  50,000             2.8%        $ 2.5313         3/1/09         85,796

Nick A. Gerde (3)                       24,390             1.4%        $ 2.5313       10/30/05         44,329
                                         8,333              *          $ 2.5313       11/28/05         15,224
                                         8,333              *          $ 2.5313       05/21/07         16,330
                                        15,000              *          $ 2.5313       06/02/07         29,396
                                        25,000             1.4%        $ 2.5313       02/09/08         50,377
                                        35,000             2.0%        $ 2.5313       05/28/08         70,977

Sheryl A. Symonds (3)                   75,000             4.2%        $ 2.5313       07/18/07        147,525
                                        50,000             2.8%        $ 2.5313       02/09/08        100,753
                                        35,000             2.0%        $ 2.5313       05/28/08         70,977

--------------

*    Less than 1%

(1) The denominator includes (i) options to purchase a total of 1,466,056 shares of Common Stock that were granted prior to fiscal 1999 and repriced in fiscal 1999 (see "- Ten-Year Option Repricings"), plus (ii) new options to purchase an additional 303,332 shares of Common Stock that were granted during fiscal 1999.

(2) Although the Company believes that it is not possible to place a value on an option, in accordance with the rules of the SEC, the Company has used a Black-Scholes model of option valuation to estimate grant date present value. The actual value realized, if any, may vary significantly from the values estimated by this model. Any future values realized will ultimately depend upon the excess of the stock price over the exercise price on the date the option is exercised. The assumptions used to estimate the grant date present value of this option were: volatility (71.86%); risk-free rate of return (6%); dividend yield (0%); and time of exercise (remaining life
     6.8 to 10 years).

(3) These options represent options that were granted in previous years and repriced in fiscal 1999. Other than repricing of options, no options were granted to Mr. Wright, Mr. Gerde, or Ms. Symonds during fiscal 1999. See "-
     Ten-Year Option Repricings."

(4)  Does not include options to purchase 10,000 shares granted to Mr.
     Hafelfinger in October 1998 under the Amended and Restated Independent
     Director Stock Plan, when Mr. Hafelfinger was a non-employee director of the Company.

Aggregated Options and Fiscal Year-End Option Values

The following table summarizes the aggregate stock options and warrants, and their market values at May 31, 1999, held by the Named Executives:

                                   Number of Securities       Value of Unexercised
                                  Underlying Unexercised      In-the-Money Options
                                   Options at FY-end(#)          at FY-end($)(1)
                                --------------------------  --------------------------
     Name                       Exercisable  Unexercisable  Exercisable  Unexercisable
     ----                       -----------  -------------  -----------  -------------
Donald A. Wright                  1,764,010         18,550          --             --
Werner Hafelfinger (2)               50,000             --          --             --
Nick A. Gerde                       161,300          9,756          --             --
Sheryl A. Symonds                   160,000             --          --             --

(1) No options or warrants held by the Named Executives had exercise prices of less than $1.6875 per share, the closing price of the Common Stock on May
     28, 1999.

(2)  Does not include options to purchase 10,000 shares granted to Mr.
     Hafelfinger in October 1998 under the Amended and Restated Independent
     Director Stock Plan, when Mr. Hafelfinger was a non-employee director of the Company.

Ten-Year Option Repricings

In December 1998, the Board of Directors made a determination that underwater stock options held by employees of the Company should be repriced to reflect the then-current market value of the Company's Common Stock. Consequently, on December 4, 1998, all outstanding stock options with exercise prices over $2.5313 per share held by employees of the Company were repriced to have an exercise price of $2.5313 per share, which was the closing sale price of the Common Stock on that date, except that the repricing of Mr. Wright's options was limited to options to purchase 1,000,000 shares.

The following table sets forth information on repricing of stock options by the Company during the year ended May 31, 1999 to the Named Executives:

                                                                  Market                             Length of
                                                 Number of      Price of                              Original
                                                Securities        Common    Exercise               Option Term
                                                Underlying      Stock at    Price at     New      Remaining at
                                                   Options       Time of     Time of   Exercise        Date of
Name and Position                       Date      Repriced     Repricing   Repricing      Price      Repricing
-----------------                    -------   -----------   -----------   ---------   --------   ------------
Donald A. Wright                     12/4/98        97,560      $ 2.5313    $ 5.1250   $ 2.5313        7 years
Chairman of the Board,               12/4/98        15,000      $ 2.5313    $ 4.8750   $ 2.5313        7 years
Chief Executive Officer              12/4/98       237,440      $ 2.5313    $ 4.6875   $ 2.5313        8 years
and President                        12/4/98       275,000      $ 2.5313    $ 4.7200   $ 2.5313       10 years
                                     12/4/98       375,000      $ 2.5313    $ 6.1300   $ 2.5313       10 years

Nick A. Gerde                        12/4/98        24,390      $ 2.5313    $ 5.1250   $ 2.5313        7 years
Chief Financial Officer,             12/4/98         8,333      $ 2.5313    $ 4.8750   $ 2.5313        7 years
Vice President Finance,              12/4/98         8,333      $ 2.5313    $ 2.8750   $ 2.5313        9 years
Treasurer, and                       12/4/98        15,000      $ 2.5313    $ 3.0000   $ 2.5313        9 years
Assistant Secretary                  12/4/98        25,000      $ 2.5313    $ 4.7200   $ 2.5313       10 years
                                     12/4/98        35,000      $ 2.5313    $ 6.1300   $ 2.5313       10 years

Sheryl A. Symonds                    12/4/98        75,000      $ 2.5313    $ 4.000    $ 2.5313        9 years
Vice President Administration,       12/4/98        50,000      $ 2.5313    $ 4.7200   $ 2.5313       10 years
General Counsel and Secretary        12/4/98        35,000      $ 2.5313    $ 6.1300   $ 2.5313       10 years

Employment Agreements

The Company has entered into employment agreements with each of the Named Executives. The employment agreements employ Mr. Wright through fiscal 2003, and employ Mr. Hafelfinger, Mr. Gerde, and Ms. Symonds through fiscal 2002. The employment agreements provide for an annual salary in fiscal 2000 of $292,008, $175,000, $140,000, and $176,364, for Mr. Wright, Mr. Hafelfinger, Mr. Gerde, and Ms. Symonds, respectively. The employment agreements also provide for the annual grant to each of the Named Executives of options to purchase up to 275,000 shares of Common Stock for Mr. Wright, and up to 50,000 shares of Common Stock for Mr. Hafelfinger, Mr. Gerde, and Ms. Symonds. Of these, 50,000 of Mr. Wright's options are fixed, 25,000 of the other Named Executive's options are fixed, and the remainder are discretionary. The exercise price of any such options is equal to the fair market value of the Common Stock on the date of grant. Each option may contain vesting and other terms as are approved by the Board of Directors, and will expire ten years after the date of grant. If a Named Executive's employment with the Company is terminated without cause, or if there is a change of control, as those terms are defined in their employment agreements, the Company will be required to make severance payments equal to, in the case of Mr. Wright, twice Mr. Wright's then-current annual base salary; in the case of Mr. Gerde, one times his then-current annual base salary; in the case of Ms. Symonds, one and one-half times her then-current annual base salary; and in the case of Mr. Hafelfinger, twice his then current base salary in the event of a change in control or one times his then-current base salary if he is terminated without cause. Under these employment agreements, Mr. Wright, Mr. Hafelfinger, and Mr. Gerde agree not to compete with the Company for two years following termination of employment. In May 1999, the Board of Directors adopted an incentive compensation program for fiscal 2000, which provides for the payment of cash bonuses to the Named Executives, the group presidents, and approximately 20 other senior managers, upon attainment of certain goals. Under this program, each of the Named Executives can earn a cash bonus of 10% of his or her annual salary if the Company achieves budgeted operating income levels for the year and an additional 5% if the Company exceeds budgeted operating income by 10%. In addition, each of the Named Executives can earn a cash bonus of up to 5% of his or her annual salary upon achieving personal goals and objectives.

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

Benefit Plans

Amended and Restated Stock Incentive Plan

The Company's shareholders adopted the Company's Amended and Restated Stock Incentive Plan (the "Option Plan") in October 1996. The Company has reserved for issuance under the Option Plan a maximum of 3,000,000 shares of Common Stock, subject to certain adjustments. Under the Option Plan, the plan administrator may award incentive stock options ("ISOs") to key employees, and may award non-qualified stock options ("NSOs"), stock appreciation rights ("SARs"), stock and cash bonus awards, restricted stock, and performance units to employees and certain non-employees (other than non-employee directors) who have important relationships with the Company or its subsidiaries. However, no person may receive options to purchase more than 1,000,000 shares in any one year. As of May 31, 1999, options to purchase an aggregate of 2,664,448 shares of Common Stock had been granted under the Option Plan, of which options for 25,000 shares had been exercised, and options for 172,500 shares had been forfeited, leaving 508,052 shares available as of May 31, 1999 for future grant under the Option Plan. No SARs, stock or cash bonus awards, restricted stock or performance units have been granted under the Option Plan. In June 1999, options to purchase an additional 450,000 shares were granted under the Option Plan, leaving 58,052 shares available for future grants.

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

In July 1999 the Board of Directors adopted the 1999 Stock Incentive Plan (the "New Plan"), subject to the approval of the New Plan by the Company's shareholders at the 1999 annual meeting. The New Plan will also be administered by the Option Committee, and its terms are substantially similar to those of the Option Plan. Under the New Plan, 4,000,000 shares of Common Stock would be reserved for issuance. The primary differences between the New Plan and the existing Option Plan relate to the termination provisions for options. Under the New Plan, options would not expire until (a) 24 months after an option holder's termination of employment because of disability or death, rather than 12 months, and (b) 24 months after the retirement of the option holder, rather than 3 months.

Independent Director Stock Plan

The Company's shareholders adopted the Company's original Independent Director Stock Plan in November 1995. Following approval by the shareholders at the Company's 1998 Annual Meeting, the plan was amended and restated. The Company has reserved for issuance under the Amended and Restated Independent Director Stock Plan (the "Director Plan") a maximum of 500,000 shares of Common Stock, subject to adjustments, issuable to directors who are not employees of the Company or any of its subsidiaries.

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

Under the Director Plan, as amended in 1998, each Independent Director receives fully-vested, non-qualified options to purchase up to 2,500 shares of Common Stock upon election to the Board (the "Initial Award"). Each time an Independent Director is elected to the Board (or on the date of each annual shareholders' meeting during terms longer than one year), each Independent Director receives an option to purchase up to 10,000 shares of Common Stock (the "Annual Award"). Annual Awards vest in full on the first anniversary of grant (the "Vesting Period") if the

Independent Director has attended at least 75% of the regularly scheduled Board meetings during the Vesting Period. Otherwise the Annual Award is forfeited, unless the Board of Directors votes unanimously to waive or modify the vesting requirement. An unvested Annual Award will also be forfeited if the director ceases to be an Independent Director during the Vesting Period for any reason other than death or disability unless the Board votes unanimously to waive that requirement. However, unvested Annual Awards automatically vest (a) if the director is unable to continue due to disability or death, (b) upon the closing of any merger, consolidation or plan of exchange in which the Company does not survive, or (c) upon sale of all or substantially all of the Company's assets. The exercise price of options granted under the Director Plan is based on the fair market value of the Company's Common Stock for the five trading days prior to the date of determination. No Independent Director may transfer any interest in unvested Annual Awards to any person other than to the Company.

At May 31, 1999, 32,559 shares of Common Stock had been issued under the Director Plan, and options to purchase an additional 56,637 shares of Common Stock had been granted, 10,000 of which were forfeited, leaving 420,804 shares available for issuance under the Director Plan.

Employee Stock Purchase Plan

The Company's shareholders adopted the Company's 1997 Employee Stock Purchase Plan in October 1997 (the "Employee Stock Plan"). The Company has reserved for issuance under the Employee Stock Plan a maximum of 1,000,000 shares of Common Stock, subject to certain adjustments, for issuance to eligible employees of the Company and its subsidiaries. The Company pays all expenses relating to the Employee Stock Plan except expenses related to the resale of shares acquired by employees under the plan. The Employee Stock Plan is administered by the Compensation Committee of the Board of Directors. The plan administrator has designated Salomon Smith Barney, Inc. as the plan's custodian to vote the shares pursuant to the participants' instructions, keep the plan records, and provide periodic statements to participants. Under the Employee Stock Plan, eligible employees may purchase shares of the Company's Common Stock through payroll deductions ranging from a minimum of $20 bi-weekly, to a maximum of 15% of the employee's annual gross pay or $25,000. The purchase price per share is the lower of (a) 85% of fair market value on the first day of the offering period, or (b) 100% of fair market value on the last day of the offering period. The first offering period began November 1, 1998, and offering periods are one month long. Plan participants may sell their shares through the plan custodian for a discounted brokage fee. If a participant's employment terminates before the end of any offering period, no shares are purchased for the participant during that period and the payroll deduction is returned to the participant. Between November 1, 1998 and May 31, 1999, between 113 and 140 employees participated in the Employee Stock Plan each month, purchasing stock at prices ranging between $1.4076 per share and $2.3375 per share. For the seven months between November 1, 1998 and May 31, 1999, a total of 41,942 shares of Common Stock were issued under the Employee Stock Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

Principal Shareholders

The following table shows, to the best of the Company's knowledge based on the records of the Company's transfer agent and the Company's records on issuances of shares, as adjusted to reflect changes in ownership documented in filings with the Securities and Exchange Commission made by certain shareholders and provided to the Company pursuant to Section 16 of the Exchange Act, and statements provided to the Company by certain shareholders, the Common Stock owned as of August 24, 1999, by (1) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock (each a "Principal Shareholder"); (2) each of the Company's directors; (3) the Named Executives; and (4) all executive officers and directors of the Company as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                                                Amount and      Percentage
                                                                 Nature of              of
                                                                Beneficial          Common
Name and Address of Beneficial Owner:                         Ownership(1)           Stock
------------------------------------                          ------------      ----------
Donald A. Wright (2)                                             2,343,960          10.85%
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Allen W. Dahl, M.D. (3)                                             42,401               *
7300 Madrona Drive NE
Bainbridge Island, WA 98110

Werner Hafelfinger(4)                                              165,220               *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Dale L. Rasmussen (3)                                               15,492               *
c/o IMPCO Technologies, Inc.
708 Industrial Drive
Tukwila, WA  98188

Robert M. Stemmler (3)                                               8,137               *
c/o IMPCO Technologies, Inc.
16804 Gridley Place
Cerritos, CA  90703

William A. Wheeler (3)                                              16,092               *
2011 Lombard Lane
Yakima, WA 98902

Nick A. Gerde (5)                                                  241,289           1.24%
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Sheryl A. Symonds (6)                                              213,881           1.10%
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Pension Fund of the Siemens Companies in Switzerland             2,440,000          11.25%
Freilagerstrasse 40
CH-8047, Zurich, Switzerland

All executive officers and directors as a group                  3,046,472          13.66%
(8 persons) (7)

------------

*    Less than 1%.

(1) Shares that a person has the right to acquire within 60 days are treated as outstanding for determining the amount and percentage of Common Stock owned by such person but are not deemed to be outstanding as to any other person or group.

(2)  Includes (a) 4,000 shares issuable upon exercise of public warrants, (b)
     100,000 shares issuable upon exercise of another warrant, and (c) 1,889,010 shares issuable upon exercise of vested stock options. Does not include
     18,550 unvested stock options.

(3)  Includes 10,000 shares issuable upon exercise of vested stock options.

(4)  Includes 110,000 shares issuable upon exercise of vested stock options.

(5)  Includes (a) 4,000 shares issuable upon exercise of public warrants, (b)
     25,000 shares issuable upon exercise of another warrant, and (c) 191,178 shares issuable upon exercise of vested stock options. Does not include
     4,878 unvested stock options.

(6)  Includes (a) 500 shares issuable upon exercise of public warrants and (b)
     210,000 shares issuable upon exercise of vested stock options.

(7) Includes currently exercisable warrants and options to purchase up to 2,565,447 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Employment Agreements. The Company has entered into employment agreements with Donald A. Wright, Werner Hafelfinger, Nick A. Gerde and Sheryl A. Symonds. See "Executive Compensation - Employment Agreements."

Siemens. In November 1998, the Company sold 2,200,000 shares of restricted Common Stock to Pension Fund of the Siemens Companies in Switzerland ("Siemens"), which caused it to be a Principal Shareholder. Previous to that purchase, Siemens held 240,000 shares of Common Stock and a $4,000,000 promissory note that were issued to Siemens in the Company's Fall 1997 Common Stock and Notes Offering. The Company repaid that note in September 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events - Reduction of Long-Term Debt."

Condominium. In November 1998, the Company entered into a Condominium Purchase and Sale Agreement (the "Condominium Agreement") with Donald A. Wright, the Company's Chief Executive Officer, President, and Chairman of the Board. Pursuant to the Condominium Agreement, Mr. Wright agreed to purchase from the Company a residential condominium unit within the Company's headquarters building for a total purchase price of $175,000. At the time the Condominium Agreement was executed, the condominium had not been completed. Upon completion, the condominium had a value higher than Mr. Wright's purchase price. As a result, Mr. Wright requested that the purchase be rescinded. The Board of Directors agreed to rescind the purchase, but amended Mr. Wright's employment agreement to require Mr. Wright to reside in the condominium unit. Mr. Wright pays rent on the condominium unit of $750.00 per month. In addition, the Board approved an Option to Purchase, which grants to Mr. Wright the right to purchase the condominium unit. The option is exercisable upon the earlier of February 1, 2000 or the cessation of the employment relationship between Mr. Wright and the Company and would remain exercisable until ten business days after such cessation. The purchase price would be: (i) $350,000 if the option is exercised prior to February 1, 2001; (ii) $300,000 if the option is exercised on or after February 1, 2001, but prior to February 1, 2002; and (iii) $250,000 if the option is exercised on or after February 1, 2002. The option terminates ten business days after Mr. Wright's employment relationship with the Company ceases for any reason other than death.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)(1)   Financial Statements

The following financial statements are included in this Annual Report on Form 10-K:

     Independent Auditors' Report dated July 16, 1999
     Independent Auditors' Report dated July 2, 1997
     Consolidated Balance Sheets as of May 31, 1998 and 1999
     Consolidated Statements of Operations for the years ended May 31, 1997,
       1998 and 1999
     Consolidated Statements of Stockholders' Equity for the years ended
       May 31, 1997, 1998 and 1999
     Consolidated Statements of Cash Flows for the years ended May 31, 1997,
       1998 and 1999
     Notes to Consolidated Financial Statements

(a)(2)   Financial Schedules

All financial schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3)   Exhibits

  Exhibit
  Number        Description
  --------      -----------
     2.1        Share Acquisition Agreement dated July 1, 1998, by and between
                Charles Baynes plc, Westpark Limited, Pacific Aerospace and
                Electronics (U.K.) Limited, and Pacific Aerospace & Electronics,
                Inc.(18)
     3.1        Articles of Incorporation of Pacific Aerospace & Electronics,
                Inc.(6)
     3.2        Amendment to Articles of Incorporation containing Designation of
                Rights and Preferences of Series A Convertible Preferred Stock,
                as corrected. (8)
     3.3        Amendment to Articles of Incorporation containing Designation of
                Rights and Preferences of Series B Convertible Preferred Stock.
                (20)
     3.4        Bylaws of Pacific Aerospace & Electronics, Inc.(6)
     4.1        Form of specimen certificate for Common Stock.(6)
     4.2        Form of specimen certificate for public warrants.(6)
     4.3        Form of specimen certificate for the Series A Convertible
                Preferred Stock.(8)
     4.4        Form of specimen certificate for the Series B Convertible
                Preferred Stock.(20)
     4.5        Form of Common Stock Purchase Warrant issued to holders of the
                Series B Convertible Preferred Stock on May 15, 1998.(20)
     4.6        Registration Rights Agreement, dated May 15, 1998 between
                Pacific Aerospace & Electronics, Inc. and the holders of the Series B Convertible Preferred Stock.(20)
     4.7        Warrant Agreement between Interwest Transfer Co., Inc. and PCT
                Holdings, Inc. dated July 1, 1996.(4)
     4.8        Form of Stock Purchase Agreement used in the Fall 1997 Common
                Stock and Note Offering. (14)
     4.9        Purchase Warrant from Pacific Aerospace & Electronics, Inc. to
                Paulson Investment Company, Inc., dated September 30, 1997.(20)
     4.10       Purchase Warrant from Pacific Aerospace & Electronics, Inc. to
                Chester L. Paulson, dated September 30, 1997.(20)
     4.11       Purchase Warrant from Pacific Aerospace & Electronics, Inc. to
                M. Lorraine Maxfield dated September 30, 1997.(20)

     4.12 Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(10)
     4.13 Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(10)
     4.14 Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996.(10)
     4.15 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Robert L. Smith Unified Credit Trust dated as of February 5, 1998.(20)
     4.16 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to David A. Noyes & Company dated June 3, 1997. (9)
     4.17 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997. (9)
     4.18 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997. (9)
     4.19 Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company's Series B Convertible Preferred Stock. (20)
     4.20 Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)
     4.21 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(18)
     4.22 Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)
     4.23       Form of Global Note by Pacific Aerospace & Electronics, Inc.(18)
     4.24 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc. (25)
     4.25 Form of Stock Purchase Agreement used in Fall 1998 Common Stock Offering. (25)
     10.1 Placement Agreement, dated October 21, 1997, between Pacific Aerospace & Electronics, Inc. and Lysys Ltd. (12)
     10.2 Placement Agreement, dated March 25, 1998, as amended May 15, 1998, between Pacific Aerospace & Electronics, Inc. and Lysys Ltd. (20)
     10.3       Amended and Restated Stock Incentive Plan.(5)
     10.4       Amendment No. 1 to the Amended and Restated Stock Incentive
                Plan. (19)
     10.5       Amended and Restated Independent Director Stock Plan.(21)
     10.6       1997 Employee Stock Purchase Plan.(11)
     10.7 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)
     10.8 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)

     10.9 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger. (27)
     10.10 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)
     10.11 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)
     10.12 Debt Restructuring Agreement, dated April 6, 1998, between Pacific Aerospace & Electronics, Inc., Orca Technologies, Inc., Televar, Inc. and MONITRx, Inc.(15)
     10.13 Commercial Guaranty, dated July 16, 1997, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(13)
     10.14 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
     10.15 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
     10.16 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)
     10.17 Loan Agreement, dated September 22, 1998, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.
                (22)
     10.18 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
     10.19 Security Agreement, dated September 22, 1998, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(22)
     10.20 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
     10.21 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(22)
     10.22 Agreement, dated as of August 27, 1998, between Pacific Aerospace & Electronics, Inc., Liviakis Financial Communications, Inc. and Robert B. Prag.(20)
     10.23 Asset Purchase Agreement, dated April 13, 1998, between Pacific Aerospace & Electronics, Inc. and Electronic Specialty Corporation.(17)
     10.24 Sublease between Pacific Aerospace & Electronics, Inc. and Orca Technologies, Inc. dated April 27, 1998.(20)
     10.25 General Terms Agreement No. PLR-950 Relating to Boeing Model Aircraft between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group, effective as of February 5, 1990, as amended.(3)
     10.26 Special Business Provisions No. L-890821-8140N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 18, 1992.(1)(3)
     10.27 Special Business Provisions No. L-500660-8134N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 31, 1991.(1)(3)
     10.28 Special Business Provisions No. L-435579-8180N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of August 11, 1994.(1)(3)
     10.29 Special Business Provisions No. PLR-950A between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 5, 1990.(1)(3)
     10.30 Administrative Agreement No. L-435579-8180N between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group effective as of August 11, 1994.(3)
     10.31 Special Business Provisions No. POP-65311-0047 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(1)(3)
     10.32 General Terms Agreement No. BCA-65311-0044 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(3)

     10.33 General Terms Agreement No. BCA-65311-0140 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of June 11, 1997.(20)
     10.34 Special Business Provisions No. POP-65311-0143 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of June 11, 1997.(1)(20)
     10.35 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998.(1)(20)
     10.36 Condominium Purchase and Sale Agreement between Pacific Aerospace & Electronics, Inc. and Donald A. Wright effective as of November 7, 1998.(24)
     10.37 Rescission Agreement, dated January 29, 1999 between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
     10.38 Option to Purchase, dated January 29, 199, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (27)
     10.39 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.
                (27)
     10.40 Operating Agreement, dated as of April 23, 1999, between Pacific Aerospace & Electronics, Inc. and Nova-Tech Engineering, Inc.(28)
     10.41 Demand Promissory Note, dated April 26, 1999 from Nova-Tech Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)
     10.42 Demand Promissory Note, dated August 5, 1999, from Nova-Tech Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)
     10.43 Security Agreement, dated April 26, 1999, from Nova-Tech Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)
     16.1       Letter from accountant regarding a change of accountants.(16)
     21.1       List of Subsidiaries.(28)
     23.1       Consent of KPMG LLP.(28)
     23.2       Consent of Moss Adams LLP. (28)
     27.1       Financial Data Schedule. (28)

--------------

(1) Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.
(3) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on June 19, 1996.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.
(5) Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.
(7) Incorporated by reference to the Company's Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.
(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.
(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.
(10) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on June 11, 1997.

(11) Incorporated by reference to the Company's Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.
(12) Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.
(13) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.
(14) Incorporated by reference to the Company's Registration Statement on Form S-3 filed on December 3, 1997.
(15) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.
(16) Incorporated by reference to the Company's Current Report on Form 8-K/A, filed on May 1, 1998.
(17) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 1998.
(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
(19) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 7, 1997.
(20) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending May 31, 1998.
(21) Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1998.
(22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.
(23) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 30, 1998.
(24) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.
(25) Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.
(26) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.
(27) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
(28) Filed with this report.

     (b)  Reports on Form 8-K.

     (i) The Company filed a Current Report on Form 8-K on July 10, 1998 reporting the ESC acquisition. This Form 8-K was amended by Form 8-K/A (Amendment No. 1) filed on August 26, 1998 and Form 8-K/A (Amendment No. 2) filed on September 21, 1998, which included ESC financial statements for the year ended March 31, 1997 and the nine months ended December 31, 1997.

     (ii) The Company filed a Current Report on Form 8-K on August 14, 1998 reporting the Aeromet acquisition, which included Aeromet financial statements for the two years ended December 31, 1996 and 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 27, 1999.

                                       PACIFIC AEROSPACE & ELECTRONICS, INC.


                                       By  /s/ DONALD A. WRIGHT
                                           -------------------------------------
                                           DONALD A. WRIGHT
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on August 27, 1999.

Signatures                       Title


/s/ DONALD A. WRIGHT             President, Chief Executive Officer, and
-----------------------------    Chairman of the Board
DONALD A. WRIGHT                 (Principal Executive Officer)


/s/ NICK A. GERDE                Vice President Finance, Chief Financial
-----------------------------    Officer, Treasurer, and Assistant Secretary
NICK A. GERDE                    (Principal Financial and Accounting Officer)


/s/ WERNER HAFELFINGER           Director, Vice President Operations and
-----------------------------    Chief Operating Officer
WERNER HAFELFINGER


/s/ ALLEN W. DAHL                Director
-----------------------------
ALLEN W. DAHL


/s/ DALE L. RASMUSSEN            Director
-----------------------------
DALE L. RASMUSSEN


/s/ WILLIAM A. WHEELER           Director
-----------------------------
WILLIAM A. WHEELER


/s/ ROBERT M. STEMMLER           Director
-----------------------------
ROBERT M. STEMMLER