Form 10-Q
period 1999-08-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 1999-10-12
CIK 790023

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended August 31, 1999

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
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                    No.)

         430 Olds Station Road, Wenatchee, Third Floor, Washington 98801
               (Address of Principal Executive Offices; Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 5, 1999, there were 19,695,070 shares outstanding of the Company's Common Stock, par value $.001 per share.

                         PART I - FINANCIAL INFORMATION
                                  ---------------------


ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets - August 31, 1999 and May 31, 1999

Consolidated Statements of Operations - First Quarters Ended August 31, 1999 and 1998

Consolidated Statements of Cash Flows - First Quarters Ended August 31, 1999 and 1998

Management's Statement and Notes to Unaudited Consolidated Financial Statements
- First Quarter Ended August 31, 1999

                 PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                           August 31, 1999 and May 31, 1999
                                                                       August 31,                May 31,
                                                                             1999                   1999
                          ASSETS                                      (Unaudited)              (Audited)
------------------------------------------------------------        -------------          -------------
CURRENT ASSETS
   Cash                                                             $   2,608,000          $   8,134,000
   Accounts receivable, net                                            24,316,000             24,992,000
   Inventories                                                         26,493,000             24,616,000
   Deferred income taxes                                                  880,000                880,000
   Prepaid expense and other                                            2,174,000              2,316,000
                                                                    -------------          -------------
             Total Current Assets                                      56,471,000             60,938,000
                                                                    -------------          -------------

PROPERTY AND EQUIPMENT, NET                                            46,289,000             45,279,000
                                                                    -------------          -------------

OTHER ASSETS
   Note receivable, net                                                 2,100,000              1,458,000
   Investment, net                                                         19,000                 72,000
   Costs in excess of net book value of acquired subsidiaries, net     42,434,000             41,052,000
   Patents, net                                                         1,233,000              1,255,000
   Deferred income taxes                                                3,123,000              3,395,000
   Deferred financing costs, net                                        4,824,000              5,029,000
   Other assets                                                           347,000                249,000
                                                                    -------------          -------------
             Total Other Assets                                        54,080,000             52,510,000
                                                                    -------------          -------------

TOTAL ASSETS                                                        $ 156,840,000          $ 158,727,000
                                                                    =============          =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                 $   9,889,000          $  10,484,000
   Accrued liabilities                                                  6,469,000              5,615,000
   Accrued interest                                                       727,000              2,813,000
   Current portion of long-term debt                                    1,121,000              1,278,000
   Current portion of capital lease obligations                           211,000                297,000
   Line of credit                                                       2,600,000                      0
   Other current liabilities                                            1,206,000              2,122,000
                                                                    -------------          -------------
             Total Current Liabilities                                 22,223,000             22,609,000

LONG-TERM LIABILITIES
   Long-term debt, net of current portion                               4,987,000              5,220,000
   Capital lease obligations, net of current portion                    1,783,000              1,615,000
   Senior subordinated notes payable                                   75,000,000             75,000,000
   Deferred rent and other                                                305,000                264,000
                                                                    -------------          -------------
             Total Long-Term Liabilities                               82,075,000             82,099,000
                                                                    -------------          -------------

             Total Liabilities                                        104,298,000            104,708,000
                                                                    -------------          -------------

STOCKHOLDERS' EQUITY
   Convertible preferred tock                                                   -                      -
   Common stock                                                            19,000                 19,000
   Additional paid in capital                                          69,305,000             69,276,000
   Accumulated other comprehensive loss                                (1,138,000)            (1,140,000)
   Accumulated deficit                                                (15,644,000)           (14,136,000)
                                                                    -------------          -------------
             Total Stockholders' Equity                                52,542,000             54,019,000
                                                                    -------------          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 156,840,000          $ 158,727,000
                                                                    =============          =============


              The accompanying notes are an integral part of these consolidated financial statements.

                     PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                        First Quarters Ended August 31, 1999 and 1998

                                                                                Quarters Ended
                                                                      ----------------------------------

                                                                        August 31,            August 31,
                                                                              1999                  1998
                                                                       (Unaudited)           (Unaudited)
                                                                      ------------          ------------

NET SALES                                                             $ 28,571,000          $ 19,178,000

COST OF SALES                                                           22,011,000            14,504,000
                                                                      ------------          ------------

GROSS PROFIT                                                             6,560,000             4,674,000

OPERATING EXPENSES                                                       5,104,000             3,776,000
                                                                      ------------          ------------

INCOME FROM OPERATIONS                                                   1,456,000               898,000
                                                                      ------------          ------------

OTHER INCOME (EXPENSE)
     Interest Income                                                        48,000               226,000
     Interest Expense                                                   (2,548,000)           (1,069,000)
     Other, net                                                              3,000            (6,721,000)
                                                                      ------------          ------------
                                                                        (2,497,000)           (7,564,000)
                                                                      ------------          ------------

NET LOSS BEFORE INCOME TAX                                              (1,041,000)           (6,666,000)

PROVISION FOR INCOME TAXES                                                (465,000)            2,255,000
                                                                      ------------          ------------

NET LOSS                                                                (1,506,000)           (4,411,000)
                                                                      ------------          ------------

OTHER COMPREHENSIVE INCOME LOSS:
     Foreign currency translation                                            3,000             1,714,000
     Income tax benefit                                                     (1,000)             (583,000)
     Valuation of available for sale securities                                  -               436,000
                                                                      ------------          ------------

                                                                             2,000             1,567,000
                                                                      ------------          ------------

COMPREHENSIVE LOSS                                                    $ (1,504,000)         $ (2,844,000)
                                                                      ============          ============



NET LOSS PER SHARE:
        BASIC                                                         $      (0.08)         $      (0.29)
        DILUTED                                                       $      (0.08)         $      (0.29)

SHARES USED IN COMPUTATION OF
     NET LOSS PER SHARE:
        BASIC                                                           19,107,521            15,421,375
        DILUTED                                                         19,107,521            15,421,375


                The accompanying notes are an integral part of these consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                          First Quarters Ended August 31, 1999 and 1998


                                                                              Quarters Ended
                                                                 ---------------------------------------

                                                                   August 31,                 August 31,
                                                                         1999                       1998
                                                                  (Unaudited)                (Unaudited)
                                                                 ------------               ------------

CASH FLOW FROM OPERATING ACTIVITIES
         Net cash provided by (used in) operating activities     $ (2,959,000)              $  1,001,000
                                                                 ------------               ------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment                            (1,200,000)                (1,635,000)
     Acquisition of subsidiaries                                   (1,282,000)               (69,092,000)
     Increase in notes receivable                                  (1,365,000)                         -
                                                                 ------------               ------------
         Net cash used in investing activities                     (3,847,000)               (70,727,000)
                                                                 ------------               ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net borrowings (repayments) under line of credit               2,600,000                   (608,000)
     Proceeds from long-term debt                                           -                 71,363,000
     Payments on long-term debt and capital leases                 (1,209,000)                  (374,000)
     Sale of preferred stock, net of issuance costs                         -                  6,792,000
     Sale of common stock, net of issuance costs                       27,000                          -
                                                                 ------------               ------------
         Net cash from financing activities                         1,418,000                 77,173,000
                                                                 ------------               ------------

NET CHANGE IN CASH                                                 (5,388,000)                 7,447,000

CASH AT BEGINNING OF PERIOD                                         8,134,000                 11,461,000
EFFECT OF EXCHANGE RATES ON CASH                                     (138,000)                    90,000
                                                                 ------------               ------------

CASH AT END OF PERIOD                                            $  2,608,000               $ 18,998,000
                                                                 ============               ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Property, plant and equipment included in accounts payable    $          -               $    500,000



          The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           MANAGEMENT'S STATEMENT AND
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       First Quarter Ended August 31, 1999


Management's Statement

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position as of August 31, 1999 and May 31, 1999, the consolidated results of operations for the quarters ended August 31, 1999 and 1998, and the consolidated statements of cash flows for the quarters ended August 31, 1999 and 1998. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended May 31, 1999 and 1998.

The results of operations for the quarters ended August 31, 1999 and 1998 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Note 1: Net Income (Loss) Per Share:

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. As the Company had a net loss for the periods ended August 31, 1999 and 1998, basic and diluted net loss per share are the same.


Note 2: Inventories

Components of inventories are as follows:

                                            August 31,          May 31,
                                                  1999             1999
                                          ------------      -----------

Raw materials                             $  6,789,000      $ 7,374,000

Work in progress                            13,587,000       11,478,000

Finished goods                               6,117,000        5,764,000
                                          ------------      -----------

     Total                                $26,493,000       $24,616,000
                                          ============      ===========

Note 3: Investment

At May 31, 1999 and August 31, 1999, the Company had an investment in the common stock, registered and unregistered shares, of a public company of less than 20%. The investment is classified as an available-for-sale security in accordance with Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and is reported at fair value with temporary unrealized gains and losses excluded from the statements of operations and reported as a separate component of stockholders' equity. Unrealized losses which are determined to be other-than-temporary are included in other income or expense in the statements of operations. Fair value of the registered shares of common stock at May 31, 1999 and August 31, 1999 is determined as the quoted value of the stock in the over-the-counter market, without any discounts for large blocks or unregistered shares. Fair value of the unregistered shares at May 31, 1999 and August 31, 1999 is determined based on expected net realizable value. There is no assurance that such values will be realizable upon liquidation or sale.

Note 4: Consolidating Condensed Financial Statements

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

                                             Pacific Aerospace & Electronics, Inc.
                                             Consolidating Condensed Balance Sheet
                                                       August 31, 1999

                                                                                     NON-
                                                                GUARANTOR       GUARANTOR
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            -------------   -------------   -------------   -------------   -------------
ASSETS
------

CURRENT ASSETS
   Cash                                     $   (782,000)   $     (33,000)  $   3,423,000        $      -   $   2,608,000
   Accounts receivable, net                             -       8,633,000      15,913,000        (230,000)     24,316,000
   Inventories                                          -      14,805,000      11,688,000               -      26,493,000
   Other                                        2,226,000       1,356,000         557,000      (1,085,000)      3,054,000
                                            -------------   -------------   -------------   -------------   -------------
         Total current assets                   1,444,000      24,761,000      31,581,000      (1,315,000)     56,471,000

PROPERTY, PLANT, AND EQUIPMENT, net             6,373,000      22,885,000      17,031,000               -      46,289,000

OTHER ASSETS
   Costs in excess of net book value
     of acquired subsidiaries, net                      -       4,313,000      38,121,000               -      42,434,000
   Investment, net                                 19,000               -               -               -          19,000
   Investment in and loans to subsidiaries    117,872,000      72,618,000               -    (190,490,000)              -
   Other                                        8,390,000       3,402,000        (165,000)              -      11,627,000
                                            -------------   -------------   -------------   -------------   -------------
         Total other assets                   126,281,000      80,333,000      37,956,000    (190,490,000)     54,080,000
                                            -------------   -------------   -------------   -------------   -------------

TOTAL ASSETS                                $ 134,098,000   $ 127,979,000   $  86,568,000   $(191,805,000)    156,840,000
                                            =============   =============   =============   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable                         $     383,000   $   2,521,000   $   7,215,000   $    (230,000)  $   9,889,000
   Current portion of long-term debt              149,000         972,000               -               -       1,121,000
   Line of credit                               2,600,000               -               -               -       2,600,000
   Other                                        1,997,000       2,315,000       5,386,000      (1,085,000)      8,613,000
                                            -------------   -------------   -------------   -------------   -------------
         Total current liabilities              5,129,000       5,808,000      12,601,000      (1,315,000)     22,223,000

LONG-TERM LIABILITIES
   Long-term debt, net of current portion      76,358,000       3,629,000               -               -      79,987,000
   Intercompany note and loan payable                   -      64,670,000      38,957,000    (103,627,000)              -
   Other                                           69,000       1,288,000         731,000               -       2,088,000
                                            -------------   -------------   -------------   -------------   -------------
         Total long-term liabilities           76,427,000      69,587,000      39,688,000    (103,627,000)     82,075,000

STOCKHOLDERS' EQUITY
   Convertible preferred stock                          -               -               -               -               -
   Common stock                                    19,000      56,139,000      33,710,000     (89,849,000)         19,000
   Additional paid-in capital                  69,305,000               -               -               -      69,305,000
   Accumulated other comprehensive loss        (1,138,000)              -      (1,138,000)      1,138,000      (1,138,000)
   Retained earnings (accumulated deficit)    (15,644,000)     (3,555,000)      1,707,000       1,848,000     (15,644,000)
                                            -------------   -------------   -------------   -------------   -------------
         Total stockholders' equity            52,542,000      52,584,000      34,279,000     (86,863,000)     52,542,000
                                            -------------   -------------   -------------   -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                      $ 134,098,000   $ 127,979,000   $  86,568,000   $(191,805,000)  $ 156,840,000
                                            =============   =============   =============   =============   =============

                                             Pacific Aerospace & Electronics, Inc.
                                             Consolidating Condensed Balance Sheet
                                                         May 31, 1999

                                                                                     NON-
                                                                GUARANTOR       GUARANTOR
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            -------------   -------------   -------------   -------------   -------------


ASSETS
------

CURRENT ASSETS
   Cash                                     $   1,798,000   $      39,000   $   6,297,000               -   $   8,134,000
   Accounts receivable, net                             -       8,723,000      16,661,000        (392,000)     24,992,000
   Inventories                                          -      13,564,000      11,052,000                      24,616,000
   Other                                        4,535,000       1,517,000         660,000      (3,516,000)      3,196,000
                                            -------------   -------------   -------------   -------------   -------------
         Total current assets                   6,333,000      23,843,000      34,670,000      (3,908,000)     60,938,000

PROPERTY, PLANT, AND EQUIPMENT, net             6,151,000      21,930,000      17,198,000               -      45,279,000

OTHER ASSETS
   Costs in excess of net book value
         of acquired subsidiaries, net                  -       2,717,000      38,335,000               -      41,052,000
   Investment, net                                 72,000               -               -               -          72,000
   Investment in and loans to subsidiaries    115,099,000      75,000,000          85,000    (190,184,000)              -
   Other                                        8,254,000       3,295,000        (163,000)              -      11,386,000
                                            -------------   -------------   -------------   -------------   -------------
         Total other assets                   123,425,000      81,012,000      38,257,000    (190,184,000)     52,510,000
                                            -------------   -------------   -------------   -------------   -------------

TOTAL ASSETS                                $ 135,909,000   $ 126,785,000   $  90,125,000   $(194,092,000)  $ 158,727,000
                                            =============   =============   =============   =============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable                         $     180,000   $   2,542,000   $   8,154,000   $    (392,000)  $  10,484,000
   Current portion of long-term debt              138,000       1,140,000               -               -       1,278,000
   Other                                        5,084,000       1,597,000       7,682,000      (3,516,000)     10,847,000
                                            -------------   -------------   -------------   -------------   -------------
         Total current liabilities              5,402,000       5,279,000      15,836,000      (3,908,000)     22,609,000

LONG-TERM LIABILITIES
   Long-term debt, net of current portion      76,375,000       3,845,000               -               -      80,220,000
   Intercompany note and loan payable              85,000      61,869,000      37,500,000     (99,454,000)              -
   Other                                           28,000       1,105,000         746,000               -       1,879,000
                                            -------------   -------------   -------------   -------------   -------------
         Total long-term liabilities           76,488,000      66,819,000      38,246,000     (99,454,000)     82,099,000

STOCKHOLDERS' EQUITY
   Convertible preferred stock                          -               -               -               -               -
   Common stock                                    19,000      58,641,000      35,117,000     (93,758,000)         19,000
   Additional paid-in capital                  69,276,000               -               -               -      69,276,000
   Accumulated other comprehensive loss        (1,140,000)              -      (1,136,000)      1,136,000      (1,140,000)
   Retained earnings (accumulated deficit)    (14,136,000)     (3,954,000)      2,062,000       1,892,000     (14,136,000)
                                            -------------   -------------   -------------   -------------   -------------
         Total stockholders' equity            54,019,000      54,687,000      36,043,000     (90,730,000)     54,019,000
                                            -------------   -------------   -------------   -------------   -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $ 135,909,000   $ 126,785,000   $  90,125,000   $(194,092,000)  $ 158,727,000
                                            =============   =============  ==============   =============   =============

                                                 Pacific Aerospace & Electronics, Inc.
                                             Consolidating Condensed Statement of Operations
                                                 For the Quarter Ended August 31, 1999


+                                                                                     NON-
                                                                GUARANTOR       GUARANTOR
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            -------------   -------------   -------------   -------------   -------------

Net Sales                                   $           -   $  14,511,000   $  14,373,000   $    (313,000)  $  28,571,000
Cost of Sales                                           -      10,573,000      11,751,000        (313,000)     22,011,000
                                            -------------   -------------   -------------   -------------   -------------

   Gross profit                                         -       3,938,000       2,622,000               -       6,560,000

Operating expenses                              1,567,000       3,202,000       1,655,000      (1,320,000)      5,104,000
                                            -------------   -------------   -------------   -------------   -------------

   Income (loss) from operations               (1,567,000)        736,000         967,000       1,320,000       1,456,000
                                            -------------   -------------   -------------   -------------   -------------

Other income (expense)
   Parent's share of subsidiaries net loss        (73,000)              -               -          73,000               -
   Interest expense                            (2,390,000)     (1,228,000)     (1,100,000)      2,170,000      (2,548,000)
   Other                                        2,413,000       1,098,000          30,000      (3,490,000)         51,000
                                            -------------   -------------   -------------   -------------   -------------
     Total other income (expense)                 (50,000)       (130,000)     (1,070,000)     (1,247,000)     (2,497,000)
                                            -------------   -------------   -------------  --------------   -------------

   Income (loss) before income taxes           (1,617,000)        606,000        (103,000)         73,000      (1,041,000)

Provision for income taxes                         (6,000)       (207,000)       (252,000)              -       (465,000)
                                            -------------   -------------   -------------   -------------   -------------

   Net income (loss)                          (1,623,000)         399,000        (355,000)         73,000      (1,506,000)

Other comprehensive income (loss)
   Foreign currency translation, net of tax         4,000               -          (2,000)              -           2,000
   Adjustment for unrealized loss on
   investment                                           -               -               -               -               -
                                            -------------   -------------   -------------   -------------   -------------
     Total other comprehensive income (loss)        4,000               -          (2,000)              -           2,000
                                            -------------   -------------   -------------   -------------   -------------

    Comprehensive income (loss)             $ (1,619,000)   $     399,000   $    (357,000)  $      73,000   $  (1,504,000)
                                            =============   =============   =============   =============   =============

                                             Pacific Aerospace & Electronics, Inc.
                                        Consolidating Condensed Statement of Operations
                                            For the Quarter Ended August 31, 1998


                                                                                         NON-
                                                                    GUARANTOR       GUARANTOR
                                                       PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                -------------   -------------   -------------   -------------   -------------

Net Sales                                       $           -   $  15,281,000   $   4,461,000   $    (564,000)  $  19,178,000
Cost of Sales                                               -      11,404,000       3,664,000        (564,000)     14,504,000
                                                -------------   -------------   -------------   -------------   -------------

   Gross profit                                             -       3,877,000         797,000               -       4,674,000

Operating expenses                                    733,000       3,137,000         473,000        (567,000)      3,776,000
                                                -------------   -------------   -------------   -------------   -------------

   Income (loss) from operations                     (733,000)        740,000         324,000         567,000         898,000
                                                -------------   -------------   -------------   -------------   -------------

Other income (expense)
   Parent's share of subsidiaries net loss         (1,764,000)              -               -       1,764,000               -
   Interest expense                                  (886,000)       (183,000)              -               -      (1,069,000)
   Other                                           (2,433,000)     (3,504,000)          9,000        (567,000)     (6,495,000)
                                                -------------   -------------   -------------   -------------   -------------
     Total other income (expense)                  (5,083,000)     (3,687,000)          9,000       1,197,000      (7,564,000)
                                                -------------   -------------   -------------   -------------   -------------

   Income (loss) before income taxes               (5,816,000)     (2,947,000)        333,000       1,764,000      (6,666,000)

Provision for income taxes                          1,398,000       1,002,000        (145,000)              -       2,255,000
                                                -------------  --------------   -------------   -------------   -------------

   Net income (loss)                               (4,418,000)     (1,945,000)        188,000       1,764,000      (4,411,000)

Other comprehensive income (loss)
   Foreign currency translation, net of tax                 -               -       1,131,000               -       1,131,000
   Adjustment for unrealized loss on investment       436,000               -               -               -         436,000
                                                -------------   -------------   -------------   -------------   -------------
   Total other comprehensive income (loss)            436,000               -       1,131,000               -       1,567,000
                                                -------------   -------------   -------------   -------------   -------------

   Comprehensive income (loss)                  $  (3,982,000)  $  (1,945,000)  $   1,319,000   $   1,764,000   $  (2,844,000)
                                              ===============   =============   =============   =============   =============


                                             Pacific Aerospace & Electronics, Inc.
                                         Consolidating Condensed Statement of Cash Flows
                                             For the Quarter Ended August 31, 1999


                                                                                         NON-
                                                                    GUARANTOR       GUARANTOR
                                                       PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                -------------   -------------   -------------   -------------   -------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
   operating activities                         $ (1,614,000)   $     938,000   $  (2,356,000)  $      73,000   $  (2,959,000)
                                                -------------   -------------   -------------   -------------   -------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment      (330,000)       (369,000)       (501,000)              -      (1,200,000)
   Acquisition of subsidiaries                     (1,282,000)              -               -               -      (1,282,000)
   Other changes, net                              (1,890,000)              -          85,000         440,000      (1,365,000)
                                                -------------   -------------   -------------   -------------   -------------
     Net cash used in investing activities         (3,502,000)      (369,000)        (416,000)        440,000      (3,847,000)
                                                -------------   -------------   -------------   -------------   -------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit              2,600,000               -               -               -       2,600,000
   Payments on long-term debt and capital leases       (6,000)     (1,189,000)        (14,000)              -      (1,209,000)
   Proceeds from sale of common stock, net             27,000               -               -               -          27,000
   Other changes, net                                 (85,000)        548,000          50,000        (513,000)              -
                                                -------------   -------------   -------------   -------------   -------------
     Net cash provided by (used in)
     financing activities                           2,536,000        (641,000)         36,000        (513,000)      1,418,000
                                                -------------   -------------   -------------   -------------   -------------

   NET CHANGE IN CASH                              (2,580,000)        (72,000)     (2,736,000)              -      (5,388,000)

   CASH AT BEGINNING OF PERIOD                      1,798,000          39,000       6,297,000               -       8,134,000
   EFFECT OF EXCHANGE RATES ON CASH                         -               -        (138,000)              -        (138,000)
                                                -------------   -------------   -------------   -------------   -------------

   CASH AT END OF PERIOD                        $    (782,000)  $     (33,000)  $   3,423,000   $           -   $   2,608,000
                                                =============   =============   =============   =============   =============

SUPPLEMENTAL CASH FLOW:
   Noncash operating expenses related to:
     Depreciation                               $     107,000   $     759,000   $     682,000   $           -   $   1,548,000
     Amortization                                           -         102,000         243,000               -         345,000
   Cash paid during the period for:
     Interest                                       4,368,000         144,000       3,527,000      (3,510,000)      4,529,000
     Income taxes                                           -               -               -               -               -

                                             Pacific Aerospace & Electronics, Inc.
                                         Consolidating Condensed Statement of Cash Flows
                                             For the Quarter Ended August 31, 1998

                                                                                         NON-
                                                                    GUARANTOR       GUARANTOR
                                                       PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                -------------   -------------   -------------   -------------   -------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net cash provided by (used in)
   operating activities                         $  (1,773,000)  $     839,000   $      16,000      $ 1,919,000  $   1,001,000
                                                -------------   -------------   -------------   -------------   -------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipmen       (109,000)     (1,526,000)              -               -      (1,635,000)
   Investment in and loans to subsidiaries        (69,092,000)    (75,000,000)    (75,000,000)    150,000,000     (69,092,000)
   Other changes, net                              (3,682,000)              -               -       3,682,000               -
                                                -------------   -------------   -------------   -------------   -------------
     Net cash used in investing activities        (72,883,000)    (76,526,000)    (75,000,000)    153,682,000     (70,727,000)
                                                -------------   -------------   -------------   -------------   -------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net repayments under line of  credit                     -        (608,000)              -               -        (608,000)
   Payments on long-term debt and capital
   leases                                             (12,000)       (362,000)              -               -        (374,000)
   Proceeds from long-term debt                    71,363,000      38,908,000      38,908,000     (77,816,000)     71,363,000
   Proceeds from sale of common stock, net                  -      36,092,000      36,092,000     (72,184,000)              -
   Proceeds from sale of preferred stock, net       6,792,000               -               -               -       6,792,000
   Other changes, net                                       -       1,826,000       3,775,000      (5,601,000)              -
                                                -------------   -------------   -------------   -------------   -------------
     Net cash provided by financing
     activities                                    78,143,000      75,856,000      78,775,000    (155,601,000)     77,173,000
                                                -------------   -------------   -------------   -------------   -------------

   NET CHANGE IN CASH                               3,487,000         169,000       3,791,000               -       7,447,000

   CASH AT BEGINNING OF PERIOD                      9,398,000       2,063,000               -               -      11,461,000
   EFFECT OF EXCHANGE RATES ON CASH                         -               -          90,000               -          90,000
                                                -------------   ------------    -------------   -------------   -------------

   CASH AT END OF PERIOD                        $  12,885,000   $   2,232,000   $   3,881,000   $           -   $  18,998,000
                                                =============   =============   =============   =============   =============

SUPPLEMENTAL CASH FLOW:
   Noncash operating expenses related to:
       Depreciation                             $      17,000   $     679,000   $     225,000   $           -   $     921,000
       Amortization                                         -         148,000          83,000               -         231,000
   Cash paid during the period for:
       Interest                                 $      81,000   $     184,000   $       6,000   $           -   $     271,000


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

Overview

The Company has been an active consolidator of companies, and our results of operations have been substantially affected by acquisitions. These acquisitions, as well as internal growth in our existing and acquired businesses, have resulted in substantial increases in net sales. Our operating expenses, margins and other expenses have also been affected by certain expenses directly associated with the acquisitions and related capital raising transactions. We have experienced substantial increases in all other expense categories as a result of the increases in operations. A portion of these expenses is attributable to the assimilation of acquired operations into our existing businesses.

In July 1998, we acquired Aeromet International PLC ("Aeromet"), a British limited company. Aeromet, which comprises our European Aerospace Group, is a manufacturer of magnesium and aluminum precision sand and investment castings, and of titanium and aluminum formed sheet products, with five locations in England. The Aeromet acquisition has and will have a significant effect on our future operations and on comparisons of income, expense and balance sheet items in periods after fiscal 1998. Our financial results for the three months ended August 31, 1998 include only one month of Aeromet operations.

Substantially all of our revenue is generated by sales to customers in the commercial aerospace, defense, electronics and transportation industries, with commercial aerospace and defense industry sales being the most significant. The electronics, defense, and commercial aerospace industries are cyclical in nature and subject to changes based on general economic conditions and commercial airline industry, defense and government spending.

Our operations focus on developing, manufacturing and marketing high performance electronics and metal components and assemblies. Our electronics products are characterized by relatively low volumes and high margins. In comparison, volumes have historically been higher and margins lower for our metals products. We believe that margins will remain higher for electronic products than for metals products. We also believe that assembled products incorporating both electronics and metal parts will generate margins closer to, but not as high as, electronics product margins. As a result of margin differences, changes in product mix among our electronics, assembled and metals products can be expected to affect overall margins.

Our sales are not subject to significant seasonal fluctuations. However, production and resulting sales are subject to the number of working days in any given period. Results for various periods may vary materially due to the number of working days available in any period. We believe that our operations for the periods discussed have not been adversely affected by inflation.

Results of Operations

Quarter Ended August 31, 1999 Compared to Quarter Ended August 31, 1998

Net Sales. Net sales increased by $9.4 million, or 49.0%, to $28.6 million for the quarter ended August 31, 1999, from $19.2 million for the quarter ended August 31, 1998. This increase in net sales was due to including three months of operations of our European Aerospace Group. The European Aerospace Group contributed $14.4 million, up $9.9 million from the $4.5 million contributed from one month of operations during the quarter ended August 31, 1998. The increase in the European Aerospace Group net sales was partially offset by a decrease in net sales of $1.2 million from the U.S. Aerospace Group, which contributed $7.9 million during the quarter ended August 31, 1999, versus $9.1 million contributed during the quarter ended August 31, 1998. Our U.S. Aerospace Group experienced a decrease in order backlog and corresponding slowdown of product deliveries to Boeing during fiscal 1999. This situation has continued into the first quarter of fiscal 2000. We expect that our U.S. Aerospace Group will continue to experience declining sales volume during the second quarter of fiscal 2000. Our U.S. Electronics Group contributed $6.3 million to net sales during the quarter ended August 31, 1999, up $0.7 million from $5.6 million contributed during the quarter ended August 31, 1998. This increase was primarily attributable to additional sales of products for communications, aerospace, satellite and weapons systems. We expect sales volume in our U.S. Electronics Group to continue to increase throughout the year.

Gross Profit. Gross profit increased by $1.9 million, or 40.4%, to $6.6 million for the quarter ended August 31, 1999, from $4.7 million for the quarter ended August 31, 1998. As a percentage of net sales, however, gross profit decreased to 23.1% for the quarter ended August 31, 1999, from 24.5% for the quarter ended August 31, 1998. This decrease was attributable in part to including three months of European Aerospace Group operations. The European Aerospace Group typically has lower average margins than our U.S. groups. The decrease was also due to a decrease in margins associated with the U.S. Aerospace Group's decline in commercial aircraft revenue from Boeing during the quarter.

Operating Expenses. Operating expenses increased by $1.3 million, or 34.2%, to $5.1 million for the quarter ended August 31, 1999, from $3.8 million for the quarter ended August 31, 1998. This increase was primarily due to increased levels of operations in the first quarter of fiscal 2000. As a percentage of net sales, operating expenses decreased 2.0%, to 17.8% for the quarter ended August 31, 1999, from 19.8% for the quarter ended August 31, 1998. This decrease is primarily attributable to the acquisition of our European Aerospace Group, which has comparatively lower operating expenses in relation to net sales.

Interest Expense. Interest expense increased by $1.4 million, or 127.3%, to $2.5 million for the quarter ended August 31, 1999, from $1.1 million for the quarter ended August 31, 1998. This increase was primarily due to the $75 million of debt that we incurred to finance the Aeromet acquisition in July 1998.

Other Income (Expense). Other income (expense) represents non-recurring and non-operational income and expense for the period. Other expense decreased by $6.7 million for the quarter ended

August 31, 1999. Other expense during the quarter ended August 31, 1998 included non-recurring charges of $3.6 million and $3.1 million related to goodwill and investment valuation allowances.

Provision for Income Tax Benefit (Expense). Income tax benefit (expense) for the periods primarily represent changes in the valuation allowance to adjust deferred income tax assets to amounts determined to be realizable. At August 31, 1999, we had net operating loss (NOLs) carryforwards for federal income tax purposes of approximately $14.0 million, the benefits of which expire in the tax year 2001 through the tax year 2019. The NOLs created by our subsidiaries prior to their acquisition, and the NOLs created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition, have limitations related to the amount of usage by each subsidiary or consolidated group as described in the Internal Revenue Code. As a result of these limitations, approximately $1.5 million of the $14.0 million of NOLs will never become available. At August 31, 1999 we had net deferred tax assets of $4.0 million, the realization of which is dependent on material increase over present levels of pre-tax income primarily in the United States. We expect to achieve these increases through continued integration, cross-selling, and operational efficiencies in our businesses. We anticipate that our effective income tax rate will continue to approach and may exceed, the statutory rate in the future. In addition, undistributed earnings of our foreign subsidiaries, for which no U.S. income taxes have been provided, aggregated approximately $3.7 million at May 31, 1999. No provision for foreign withholding or U.S. federal income taxes was made for the undistributed earnings, as it is our intention that such earnings will be reinvested indefinitely in foreign operations or will be remitted substantially free of additional taxes. Subsequent to May 31, 1999, a provision for foreign withholding and U.S. federal income taxes was made for the undistributed earnings since May 31, 1999.

Net Income (Loss). Net loss decreased by $2.9 million, or 65.9%, to a net loss of $1.5 million for the quarter ended August 31, 1999, from a net loss of $4.4 million for the quarter ended August 31, 1998, due to the factors listed above.

Liquidity and Capital Resources

Financing. Our primary banking relationships include a revolving line of credit up to $6.3 million for our U.S. operations and a revolving line of credit up to approximately $7.2 million ((pound)4.5 million) for our European operations. We renewed the U.S. line of credit as of October 6, 1999, and we are in the process of renewing the European line of credit. As of August 31, 1999, we had drawn $2.6 million on our U.S. line of credit, and our European line of credit was unused.

Capital Expenditures. We made capital expenditures of $1.2 million during the first quarter of fiscal 2000. The expenditures were primarily for manufacturing equipment and building improvements. We have started to expand the manufacturing facility that is used by two divisions of our U.S. Electronic Group. This expansion is expected to be completed during the second or third quarter of fiscal 2000, for a total cost of approximately $800,000.

We have also entered into a stock purchase agreement for the proposed acquisition of Nova-Tech Engineering, Inc. ("Nova-Tech"). The purchase price will consist of approximately $1.5 million in cash, and we will pay certain outstanding debt of Nova-Tech at closing. The stock purchase agreement contains conditions to closing, including receipt of a letter ruling from the Internal Revenue Service that is necessary to permit Nova-Tech's Employee Stock Ownership Plan to sell its Nova-Tech stock on the agreed terms. We are currently providing services to Nova-Tech under an Operating Agreement dated April 23, 1999. As of August 31, 1999, we had loaned $2.1 million to Nova-Tech for working capital. These loans have been made under the terms of two demand notes dated April 26, 1999 and August 5, 1999, each of which is secured by substantially all of the assets of Nova-Tech. As of August 31, 1999, we had no other material commitments outstanding for the purchases of additional capital assets.

Orca Technologies, Inc. In July 1997 we guaranteed a $1.3 million line of credit between Orca Technologies, Inc. and its principal lender. In June 1999, as guarantor of Orca's line of credit, we advanced $300,000 for a partial repayment of the line of credit required by the lender. In October 1999, we advanced an additional $522,000 for another partial repayment required by the lender. During the second and third quarters of fiscal 2000, we expect to advance another approximately $600,000, which will completely pay off the guaranteed debt. These advances are secured by a security interest in substantially all of Orca's assets. We have also entered into an agreement with Orca regarding these advances that restricts Orca's ability to take certain actions without our consent. During fiscal 1999, we recorded in other expense an allowance for certain expenses and the guarantee of Orca's line of credit totaling approximately $2.0 million. This allowance had the effect of writing off the entire amount of our guarantee obligation. As of August 31, 1999, Orca was thirteen months delinquent to us in interest payments on a $950,000 promissory note. We reserved the entire amount of this note in other expense during fiscal 1998 and fiscal 1999. We are currently negotiating with a potential investor in Orca for the possible sale by the Company of certain of Orca's debt obligations to the Company for a deeply discounted price. We cannot provide any assurance that such a sale will occur. As of August 31, 1999, Orca was also thirteen months delinquent on lease payments for premises that it subleases from us. We have retained a real estate broker, and we are actively negotiating to have a third party take over the underlying lease.

Working Capital. The Company's working capital, as of August 31, 1999, was $34.2 million, with a current ratio of 2.5 to 1. We believe that our working capital and unused lines of credit are sufficient to maintain current operating levels throughout fiscal 2000. However, if our cash liquidity were to become strained, we may have to reduce accounts receivable and inventories. There is no assurance that the carrying values of accounts receivable and inventories will be realizable upon liquidation outside of the ordinary course of business.

Future Capital Requirements. We believe that the current cash balances and credit facilities and cash from future operations will be sufficient to meet our operating cash requirements and to fund budgeted capital expenditures and interest payments for fiscal 2000. However, we may need to issue more equity in the future to fund capital expenditures after fiscal 2000, to fund possible acquisition opportunities, or to fund the eventual redemption of the notes used to finance the Aeromet acquisition. Our inability to obtain additional capital if and when needed may have a material adverse effect on our financial performance.

Foreign Currency Translation. With the acquisition of our European Aerospace Group, whose functional currency is the British Pound Sterling, we translate the activity of the European Aerospace Group into U.S. Dollars on a monthly basis. The balance sheet of the European Aerospace Group is translated using the exchange rate as of the date of the balance sheet. For purposes of the statement of operations and statement of cash flows, we use the weighted average exchange rate for the period. The value of our assets, liabilities, revenues, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. We are in the process of developing a comprehensive foreign currency hedging policy, but we have not entered into any hedging activity as of August 31, 1999.

We have not experienced, and do not expect to experience, any material changes in the results of operations or in operating procedures due to the conversion to the "Euro" by eleven countries in the European Union on January 1, 1999. We expect to continue to transact business using primarily the U.S. Dollar and the British Pound Sterling.

Significant Events During The Quarter

Acquisition of Skagit Engineering & Manufacturing, Inc. On June 1, 1999, the Company acquired all of the stock of Skagit Engineering & Manufacturing, Inc. ("Skagit") for $1.3 million in cash. Skagit is a full service fabricator of high-performance components, assemblies, complete structures and tooling. Skagit is a division of our U.S. Aerospace Group.

Year 2000

We are developing and carrying out a comprehensive strategy for updating our information management and manufacturing systems for Year 2000, or Y2K, compliance. Our information technology ("IT") systems include customized and standard software purchased from outside vendors. All software has been identified and is being assessed to determine the extent of renovations required in order to be Y2K compliant. We have identified significant non-IT systems that may be impacted by the Y2K problem, including those relating to production, processing and communication equipment, and we are continuing the process of determining through inquiries of equipment suppliers, as well as testing of such equipment, the extent of renovations required, if any. We believe that necessary renovations and validations have been implemented for all critical systems, and we are continuing to monitor any additional changes that may be required and to address any deficiencies we find. We are updating and validating non-critical systems, and we expect to continue to do so throughout calendar 1999 and into calendar 2000. We have identified third parties with which we have a significant relationship that, in the event of a Y2K failure, could have a material impact on our financial position or operating results. These third parties include energy and utility suppliers, creditors, material and product suppliers, communication vendors and significant customers. These relationships, especially those associated with certain suppliers and customers, are material to us, and a Y2K failure by one or more of these parties could result in a material adverse effect on our operating results and financial position. We have made inquiries of these third parties to assess their Y2K readiness. We expect, throughout the remainder of calendar 1999, to continue to monitor responses from these third parties and to address any issues that arise. We expect that costs to address Y2K issues will total approximately $250,000, of which approximately $125,000 was spent in fiscal 1999, with the remainder being spent during fiscal 2000. Costs include salary and fringe benefits for personnel, hardware and software costs, and consulting and travel expenses associated, directly or indirectly, with addressing Y2K issues. Y2K issues have received a high priority and, as a result, certain other IT projects have been delayed. While such non-Y2K projects are expected to enhance operational efficiencies and improve the quality of information available to us, the delay of such projects is not expected to have a material adverse impact on our operations. Worst case Y2K scenarios could be as insignificant as a minor interruption in production or shipping resulting from unanticipated problems encountered in our IT systems or in the IT systems of any of the significant third parties with whom we do business. The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, we anticipate that we can process transactions manually while we repair IT and other systems. We expect that such interruptions would have a minor effect on our operations. On the other hand, a worst case Y2K scenario could be as catastrophic as an extended loss of utility service resulting from interruptions at the point of power generation, long-line transmission, or local distribution to our production facilities. Such an interruption could result in an inability to provide products to our customers, resulting in a material adverse effect on our operating results and financial position. We believe that we have established all critical contingency plans that may be necessary, and we will be working throughout the remainder of calendar 1999 to update our contingency plans and to adopt any additional contingency plans that we believe are necessary.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delays implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate. However, fixed-rate debt obligations issued by the Company are generally not callable until maturity. The fair value of such instruments approximates their face value except for the Senior Subordinated Notes which, as of August 31, 1999, were trading on the open market for approximately 70% of face value. The Company does not consider the market risk exposure for interest rates to be material.

The Company is subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in foreign currencies. Since approximately 50% of the Company transactions are conducted in foreign currency, the exchange rate risk could be material. The Company is in the process of developing a comprehensive foreign currency hedging policy but has not entered into any hedging activity as of August 31, 1999.

The Company is exposed to commodity price fluctuations through purchases of aluminum and other raw materials. The Company enters into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At August 31, 1999, the Company had purchase commitments for raw materials aggregating approximately $4,000,000.

The Company holds an investment in the common stock of a public company. The Company is exposed to risks associated with the quoted equity price of the common stock. At August 31, 1999, the reported value of the investment was $19,000.

                                     PART II
                                OTHER INFORMATION

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

ITEM 6.  EXHIBITS; REPORTS ON FORM 8-K

(a)  Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
 Number        Description

    2.1 Stock Purchase Agreement, dated October 11, 1999, between Pacific Aerospace & Electronics, Inc. and the Shareholders of Nova-Tech Engineering, Inc.(29)

    3.1        Articles of Incorporation of Pacific Aerospace & Electronics,
               Inc.(6)

    3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (8)

    3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock.
               (20)

    3.4        Bylaws of Pacific Aerospace & Electronics, Inc.(6)

    10.1       Amended and Restated Stock Incentive Plan.(5)

    10.2       Amendment No. 1 to the Amended and Restated Stock Incentive Plan.
               (19)

    10.3       Amended and Restated Independent Director Stock Plan.(21)

    10.4       1997 Employee Stock Purchase Plan.(11)

    10.5 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)

    10.6 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)

    10.7 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger. (27)

    10.8 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)

    10.9 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)

    10.10 Debt Restructuring Agreement, dated April 6, 1998, between Pacific Aerospace & Electronics, Inc., Orca Technologies, Inc., Televar, Inc. and MONITRx, Inc.(15)

    10.11 Commercial Guaranty, dated July 16, 1997, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(13)

    10.12 Sublease between Pacific Aerospace & Electronics, Inc. and Orca Technologies, Inc. dated April 27, 1998.(20)

    10.13 Demand Promissory Note, dated June 29, 1999, from Orca Technologies, Inc. to Pacific Aerospace & Electronics, Inc.(29)

    10.14 Security Agreement, dated June 29, 1999, from Orca Technologies, Inc. to Pacific Aerospace & Electronics, Inc.(29)

    10.15 Demand Promissory Note, dated October 5, 1999, from Orca Technologies, Inc. to Pacific Aerospace & Electronics, Inc.(29)

    10.16 Agreement Regarding Repayment Under Guarantee, dated October 5, 1999, between Pacific Aerospace & Electronics, Inc. and Orca Technologies, Inc. (29)

    10.17 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)

    10.18 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)

    10.19 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)

    10.20 Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.
               (29)

    10.21 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)

    10.22 Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)

    10.23 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)

    10.24 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)

    10.25 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(22)

    10.26 General Terms Agreement No. PLR-950 Relating to Boeing Model Aircraft between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group, effective as of February 5, 1990, as amended.(3)

    10.27 Special Business Provisions No. L-890821-8140N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 18, 1992.(1)(3)

    10.28 Special Business Provisions No. L-500660-8134N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 31, 1991.(1)(3)

    10.29 Special Business Provisions No. L-435579-8180N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of August 11, 1994.(1)(3)

    10.30 Special Business Provisions No. PLR-950A between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 5, 1990.(1)(3)

    10.31 Administrative Agreement No. L-435579-8180N between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group effective as of August 11, 1994.(3)

    10.32 Special Business Provisions No. POP-65311-0047 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(1)(3)

    10.33 General Terms Agreement No. BCA-65311-0044 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(3)

    10.34 General Terms Agreement No. BCA-65311-0140 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of June 11, 1997.(20)

    10.35 Special Business Provisions No. POP-65311-0143 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of June 11, 1997.(1)(20)

    10.36 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998.(1)(20)

    10.37 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (27)

    10.38 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County. (27)

    10.39 Operating Agreement, dated as of April 23, 1999, between Pacific Aerospace & Electronics, Inc. and Nova-Tech Engineering, Inc.(28)

    10.40 Demand Promissory Note, dated April 26, 1999 from Nova-Tech Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)

    10.41 Demand Promissory Note, dated August 5, 1999, from Nova-Tech Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)

    10.42 Security Agreement, dated April 26, 1999, from Nova-Tech Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)

    27         Financial Data Schedule. (29)

---------------

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

(28) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.

(29) Filed with this report.

(b)  Reports on Form 8-K.

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PACIFIC AEROSPACE & ELECTRONICS, INC.



Date: October 11, 1999                  /S/ DONALD A. WRIGHT
                                        ----------------------------------------
                                        Donald A. Wright
                                        President, Chief Executive Officer, and
                                        Chairman of the Board
                                        (Principal Executive Officer)



Date: October 11, 1999                  /S/ NICK A. GERDE
                                        ----------------------------------------
                                        Nick A. Gerde
                                        Vice President Finance, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX


The following documents are filed as exhibits to this Quarterly Report:


Exhibit
 Number        Description

    2.1 Stock Purchase Agreement, dated October 11, 1999, between Pacific Aerospace & Electronics, Inc. and the Shareholders of Nova-Tech Engineering, Inc.(29)

    3.1        Articles of Incorporation of Pacific Aerospace & Electronics,
               Inc.(6)

    3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (8)

    3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock.
               (20)

    3.4        Bylaws of Pacific Aerospace & Electronics, Inc.(6)

    10.1       Amended and Restated Stock Incentive Plan.(5)

    10.2       Amendment No. 1 to the Amended and Restated Stock Incentive Plan.
               (19)

    10.3       Amended and Restated Independent Director Stock Plan.(21)

    10.4       1997 Employee Stock Purchase Plan.(11)

    10.5 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)

    10.6 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)

    10.7 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger. (27)

    10.8 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)

    10.9 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)

    10.10 Debt Restructuring Agreement, dated April 6, 1998, between Pacific Aerospace & Electronics, Inc., Orca Technologies, Inc., Televar, Inc. and MONITRx, Inc.(15)

    10.11 Commercial Guaranty, dated July 16, 1997, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(13)

    10.12 Sublease between Pacific Aerospace & Electronics, Inc. and Orca Technologies, Inc. dated April 27, 1998.(20)

    10.13 Demand Promissory Note, dated June 29, 1999, from Orca Technologies, Inc. to Pacific Aerospace & Electronics, Inc.(29)

    10.14 Security Agreement, dated June 29, 1999, from Orca Technologies, Inc. to Pacific Aerospace & Electronics, Inc.(29)

    10.15 Demand Promissory Note, dated October 5, 1999, from Orca Technologies, Inc. to Pacific Aerospace & Electronics, Inc.(29)

    10.16 Agreement Regarding Repayment Under Guarantee, dated October 5, 1999, between Pacific Aerospace & Electronics, Inc. and Orca Technologies, Inc. (29)

    10.17 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)

    10.18 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)

    10.19 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)

    10.20 Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.
               (29)

    10.21 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)

    10.22 Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)

    10.23 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)

    10.24 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)

    10.25 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(22)

    10.26 General Terms Agreement No. PLR-950 Relating to Boeing Model Aircraft between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group, effective as of February 5, 1990, as amended.(3)

    10.27 Special Business Provisions No. L-890821-8140N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 18, 1992.(1)(3)

    10.28 Special Business Provisions No. L-500660-8134N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 31, 1991.(1)(3)

    10.29 Special Business Provisions No. L-435579-8180N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of August 11, 1994.(1)(3)

    10.30 Special Business Provisions No. PLR-950A between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 5, 1990.(1)(3)

    10.31 Administrative Agreement No. L-435579-8180N between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group effective as of August 11, 1994.(3)

    10.32 Special Business Provisions No. POP-65311-0047 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(1)(3)

    10.33 General Terms Agreement No. BCA-65311-0044 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(3)

    10.34 General Terms Agreement No. BCA-65311-0140 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of June 11, 1997.(20)

    10.35 Special Business Provisions No. POP-65311-0143 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of June 11, 1997.(1)(20)

    10.36 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998.(1)(20)

    10.37 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (27)

    10.38 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County. (27)

    10.39 Operating Agreement, dated as of April 23, 1999, between Pacific Aerospace & Electronics, Inc. and Nova-Tech Engineering, Inc.(28)

    10.40 Demand Promissory Note, dated April 26, 1999 from Nova-Tech Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)

    10.41 Demand Promissory Note, dated August 5, 1999, from Nova-Tech Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)

    10.42 Security Agreement, dated April 26, 1999, from Nova-Tech Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)

    27         Financial Data Schedule. (29)

---------------

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

(28) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.

(29) Filed with this report.