Form 10-Q
period 1999-11-30
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2000-01-13
CIK 790023

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 1999

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

         430 Olds Station Road, Third Floor, Wenatchee, Washington 98801
               (Address of Principal Executive Offices; Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 10, 2000, there were 20,771,759 shares outstanding of the Company's Common Stock, par value $.001 per share.

                         PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets - November 30, 1999 and May 31, 1999

Consolidated Statements of Operations - Second Quarters and Six Months Ended November 30, 1999 and 1998

Consolidated Statements of Cash Flows - Six Months Ended November 30, 1999 and 1998

Management's Statement and Notes to Unaudited Consolidated Financial Statements
- Second Quarters and Six Months Ended November 30, 1999 and 1998

                       PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                 November 30, 1999 and May 31, 1999


                                                                       November 30,          May 31,
                                                                              1999             1999
                       ASSETS                                          (Unaudited)        (Audited)
--------------------------------------------------------            --------------   --------------
CURRENT ASSETS
   Cash                                                             $    3,582,000   $    8,134,000
   Accounts receivable, net                                             23,526,000       24,992,000
   Inventories                                                          25,663,000       24,616,000
   Deferred income taxes                                                   879,000          880,000
   Prepaid expense and other                                             2,393,000        2,316,000
                                                                    --------------   --------------
             Total Current Assets                                       56,043,000       60,938,000
                                                                    --------------   --------------

PROPERTY AND EQUIPMENT, NET                                             45,930,000       45,279,000
                                                                    --------------   --------------

OTHER ASSETS
  Note receivable, net                                                   2,500,000        1,458,000
  Investment                                                                19,000           72,000
  Costs in excess of net book value of acquired
    subsidiaries, net                                                   41,973,000       41,052,000
  Patents, net                                                           1,209,000        1,255,000
  Deferred income taxes                                                  3,180,000        3,395,000
  Deferred financing costs, net                                          4,633,000        5,029,000
  Other assets                                                             322,000          249,000
                                                                    --------------   --------------
               Total Other Assets                                       53,836,000       52,510,000
                                                                    --------------   --------------

TOTAL ASSETS                                                        $  155,809,000   $  158,727,000
                                                                    ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                  $    9,924,000   $   10,484,000
  Accrued liabilities                                                    3,899,000        5,615,000
  Accrued interest                                                       2,859,000        2,813,000
  Current portion of long-term debt                                      1,129,000        1,278,000
  Current portion of capital lease obligations                             208,000          297,000
  Line of credit                                                         5,648,000                0
  Other current liabilities                                                 60,000        2,122,000
                                                                    --------------   --------------
                Total Current Liabilities                               23,727,000       22,609,000
                                                                    --------------   --------------

LONG-TERM LIABILITIES
  Long-term debt, net of current portion                                 4,855,000        5,220,000
  Capital lease obligations, net of current portion                      1,462,000        1,615,000
  Senior subordinated notes payable                                     75,000,000       75,000,000
  Deferred rent and other                                                  303,000          264,000
                                                                    --------------   --------------
                 Total Long-Term Liabilities                            81,620,000       82,099,000
                                                                    --------------   --------------

TOTAL LIABILITIES                                                      105,347,000      104,708,000
                                                                    --------------   --------------

STOCKHOLDERS' EQUITY
   Convertible preferred stock                                                   -                -
   Common stock                                                             20,000           19,000
   Additional paid-in capital                                           69,331,000       69,276,000
   Accumulated other comprehensive loss                                 (1,232,000)      (1,140,000)
   Accumulated deficit                                                 (17,657,000)     (14,136,000)
                                                                    --------------   --------------
                  Total Stockholders' Equity                            50,462,000       54,019,000
                                                                    --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  155,809,000   $  158,727,000
                                                                    ==============   ==============


       The accompanying notes are an integral part of these consolidated financial statements.

                               PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                           Second Quarters and Six Months Ended November 30, 1999 and 1998

                                                                Quarters Ended                 Six Months Ended
                                                          ---------------------------   ---------------------------
                                                           November 30,   November 30,   November 30,   November 30,
                                                                  1999           1998           1999           1998
                                                           (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                          ------------   ------------   ------------   ------------
NET SALES                                                 $ 29,000,000   $ 30,477,000   $ 57,571,000   $ 49,655,000

COST OF SALES
   Inventory impairment                                              -      1,600,000              -      1,600,000
   Other cost of sales                                      23,749,000     24,055,000     45,760,000     38,559,000
                                                          ------------   ------------   ------------   ------------
     TOTAL COST OF SALES                                    23,749,000     25,655,000     45,760,000     40,159,000
                                                          ------------   ------------   ------------   ------------

GROSS PROFIT                                                 5,251,000      4,822,000     11,811,000      9,496,000

OPERATING EXPENSES                                           4,582,000      4,355,000      9,686,000      8,131,000
                                                          ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS                                         669,000        467,000      2,125,000      1,365,000
                                                          ------------   ------------   ------------   ------------

OTHER INCOME AND EXPENSE
     Interest Income                                             5,000        137,000         53,000        363,000
     Interest Expense                                       (2,604,000)    (2,683,000)    (5,152,000)    (3,752,000)
     Other                                                     (14,000)      (196,000)       (11,000)    (6,917,000)
                                                          ------------   ------------   ------------   ------------
                                                            (2,613,000)    (2,742,000)    (5,110,000)   (10,306,000)
                                                          ------------   ------------   ------------   ------------

NET LOSS BEFORE INCOME TAX                                  (1,944,000)    (2,275,000)    (2,985,000)    (8,941,000)

PROVISION FOR INCOME TAXES                                     (70,000)      (300,000)      (535,000)     1,955,000
                                                          ------------   ------------   ------------   ------------

NET LOSS                                                    (2,014,000)    (2,575,000)    (3,520,000)    (6,986,000)
                                                          ------------   ------------   ------------   ------------

OTHER COMPREHENSIVE INCOME (LOSS):
     Foreign currency translation                             (142,000)    (1,220,000)      (139,000)       494,000
     Income tax benefit (expense)                               48,000        415,000         47,000       (168,000)
     Valuation of available for sale securities                      -              -              -        436,000
                                                          ------------   ------------   ------------   ------------
                                                              (94,000)       (805,000)       (92,000)       762,000
                                                          ------------   ------------   ------------   ------------
COMPREHENSIVE LOSS                                        $ (2,108,000)  $ (3,380,000)  $ (3,612,000)  $ (6,224,000)
                                                          ============   ============   ============   ============


NET LOSS PER SHARE:
        BASIC                                             $      (0.10)  $      (0.15)  $      (0.18)  $      (0.43)
        DILUTED                                           $      (0.10)  $      (0.15)  $      (0.18)  $      (0.43)

SHARES USED IN COMPUTATION OF
     NET LOSS PER SHARE:
        BASIC                                               19,992,000     16,731,000     19,547,000     16,073,000
        DILUTED                                             19,992,000     16,731,000     19,547,000     16,073,000


               The accompanying notes are an integral part of these consolidated financial statements.

                       PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Six Months Ended November 30, 1999 and 1998


                                                                           Six Months Ended
                                                                   -------------------------------
                                                                     November 30,      November 30,
                                                                            1999              1998
                                                                     (Unaudited)       (Unaudited)
                                                                   -------------     -------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net cash provided by (used in) operating activities           $  (3,251,000)    $    (184,000)
                                                                   -------------     -------------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 (2,509,000)       (3,592,000)
   Proceeds from sale of property and equipment                           10,000                 -
   Acquisition of subsidiaries                                        (1,282,000)      (69,146,000)
   Increase in notes receivable                                       (1,505,000)                -
                                                                   -------------     -------------
          Net cash from investing activities                          (5,286,000)      (72,738,000)
                                                                   -------------     -------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net borrowings (repayments) under line of credit                  5,648,000        (1,511,000)
     Proceeds from long-term debt                                              -        72,622,000
     Payments on long-term debt and capital leases                    (1,700,000)       (4,824,000)
     Sale of common stock, net of issuance costs                          55,000         4,838,000
     Sale of preferred stock, net of issuance costs                            -         6,707,000
                                                                   -------------     -------------
            Net cash from financing activities                         4,003,000        77,832,000
                                                                   -------------     -------------

NET CHANGE IN CASH                                                    (4,534,000)        4,910,000

CASH AT BEGINNING OF PERIOD                                            8,134,000        11,461,000
EFFECT OF EXCHANGE RATES ON CASH                                         (18,000)           21,000
                                                                   -------------     -------------

CASH AT END OF PERIOD                                              $   3,582,000     $  16,392,000
                                                                   =============     =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Seller financed acquisition of property, plant and equipment     $           -     $     290,000


      The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           MANAGEMENT'S STATEMENT AND
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Second Quarters and Six Months Ended November 30, 1999 and 1998


Management's Statement
----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position as of November 30, 1999 and May 31, 1999, the consolidated results of operations for the quarters and six months ended November 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended November 30, 1999 and 1998. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended May 31, 1999 and 1998.

The results of operations for the quarter and six months ended November 30, 1999 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Note 1:  Net Income (Loss) Per Share:
         ----------------------------

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. As the Company had a net loss for the periods ended November 30, 1999 and 1998, basic and diluted net loss per share are the same.


Note 2:  Inventories
         -----------

Components of inventories are as follows:

                                    November 30,            May 31,
                                           1999               1999

Raw materials                      $  5,349,000       $  7,374,000

Work in progress                     14,396,000         11,478,000

Finished goods                        5,918,000          5,764,000
                                   ------------       ------------

     Total                         $ 25,663,000       $ 24,616,000
                                   ============       ============

Note 3:  Liquidity
         ---------

During the quarter and six months ended November 30, 1999, the Company's operating activities used cash of $292,000 and $3.3 million, respectively. Cash at November 30, 1999 was $3.6 million (compared to $8.1 million at May 31,
1999). All but $322,000 of the cash resides at subsidiaries that are not guarantors of the Company's 11 1/4% senior subordinated notes. Remittance of cash from non-guarantor subsidiaries may cause the Company to incur income tax expense in the U.S. on the amount of earnings of the Company's foreign subsidiaries. During the six months ended November 30, 1999, the Company borrowed $5.6 million under a previously unused $6.3 million line of credit. The Company believes that its working capital and unused lines of credit are sufficient to meet its obligations as they become due during fiscal 2000. However, the Company may need to obtain additional cash during or after fiscal 2000. Should the Company need to dispose of assets to generate cash, there is no assurance that the carrying values will be realizable upon liquidation outside of the ordinary course of business. The Company's inability to obtain additional cash if and when needed could have a material adverse effect on its financial position and results of operations.


Note 4:  Consolidating Condensed Financial Statements
         --------------------------------------------

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

                                           Pacific Aerospace & Electronics, Inc.
                                           Consolidating Condensed Balance Sheet
                                                     November 30, 1999

                                                                                     NON-
                                                                GUARANTOR       GUARANTOR
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            -------------   -------------   -------------   -------------   -------------
CURRENT ASSETS
   Cash                                     $     300,000   $      22,000   $   3,260,000   $           -   $   3,582,000
   Accounts receivable, net                             -       9,377,000      14,458,000        (309,000)     23,526,000
   Inventories                                          -      14,150,000      11,513,000               -      25,663,000
   Other                                        2,183,000       1,312,000         878,000      (1,101,000)      3,272,000
                                            -------------   -------------   -------------   -------------   -------------
        Total current assets                    2,483,000      24,861,000      30,109,000      (1,410,000)     56,043,000

PROPERTY AND EQUIPMENT, net                     6,472,000      22,959,000      16,499,000               -      45,930,000

OTHER ASSETS
   Costs in excess of net book value
        of acquired subsidiaries, net                   -       4,232,000      37,741,000               -      41,973,000
   Investment                                      19,000               -               -               -          19,000
   Investment in and loans to subsidiaries    117,689,000      72,618,000               -    (190,307,000)              -
   Other                                        9,371,000       2,587,000        (114,000)              -      11,844,000
                                            -------------   -------------   -------------   -------------   -------------
        Total other assets                    127,079,000      79,437,000      37,627,000    (190,307,000)     53,836,000
                                            -------------   -------------   -------------   -------------   -------------

TOTAL ASSETS                                $ 136,034,000   $ 127,257,000   $  84,235,000   $(191,717,000)  $ 155,809,000
                                            =============   =============   =============   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                         $     364,000   $   2,772,000   $   7,097,000   $    (309,000)  $   9,924,000
   Current portion of long-term debt              165,000         964,000               -               -       1,129,000
   Line of credit                               5,648,000               -               -               -       5,648,000
   Other                                        2,983,000       1,680,000       3,464,000      (1,101,000)      7,026,000
                                            -------------   -------------   -------------   -------------   -------------
        Total current liabilities               9,160,000       5,416,000      10,561,000      (1,410,000)     23,727,000

LONG-TERM LIABILITIES
   Long-term debt, net of current portion      76,302,000       3,553,000               -               -      79,855,000
   Intercompany note and loan payable                   -      65,067,000      38,957,000    (104,024,000)              -
   Other                                          110,000         811,000         844,000               -       1,765,000
                                            -------------   -------------   -------------   -------------   -------------
        Total long-term liabilities            76,412,000      69,431,000      39,801,000    (104,024,000)     81,620,000

STOCKHOLDERS' EQUITY
   Convertible preferred stock                          -               -               -               -               -
   Common stock                                    20,000      56,139,000      33,710,000     (89,849,000)         20,000
   Additional paid-in capital                  69,331,000               -               -               -      69,331,000
   Accumulated other comprehensive loss        (1,232,000)              -      (1,232,000)      1,232,000      (1,232,000)
   Retained earnings (accumulated deficit)    (17,657,000)     (3,729,000)      1,395,000       2,334,000     (17,657,000)
                                            -------------   -------------   -------------   -------------   -------------

        Total stockholders' equity             50,462,000      52,410,000      33,873,000     (86,283,000)     50,462,000
                                            -------------   -------------   -------------   -------------   -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $ 136,034,000   $ 127,257,000   $  84,235,000   $(191,717,000)  $ 155,809,000
                                            =============   =============   =============   =============   =============

                                           Pacific Aerospace & Electronics, Inc.
                                           Consolidating Condensed Balance Sheet
                                                       May 31, 1999

                                                                                     NON-
                                                                GUARANTOR       GUARANTOR
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            -------------   -------------   -------------   -------------   -------------
ASSETS

CURRENT ASSETS
      Cash                                  $   1,798,000   $      39,000   $   6,297,000               -   $   8,134,000
      Accounts receivable, net                          -       8,723,000      16,661,000        (392,000)     24,992,000
      Inventories                                       -      13,564,000      11,052,000               -      24,616,000
      Other                                     4,535,000       1,517,000         660,000      (3,516,000)      3,196,000
                                            -------------   -------------   -------------   -------------   -------------
           Total current assets                 6,333,000      23,843,000      34,670,000      (3,908,000)     60,938,000

PROPERTY AND EQUIPMENT, net                     6,151,000      21,930,000      17,198,000               -      45,279,000

OTHER ASSETS
      Costs in excess of net book value
           of acquired subsidiaries, net                -       2,717,000      38,335,000               -      41,052,000
      Investment in common stock, net              72,000               -               -               -          72,000
      Investment in and loans to
           subsidiaries                       115,099,000      75,000,000          85,000    (190,184,000)              -
      Other                                     8,254,000       3,295,000        (163,000)              -      11,386,000
                                            -------------   -------------   -------------   -------------   -------------
           Total other assets                 123,425,000      81,012,000      38,257,000    (190,184,000)     52,510,000
                                            -------------   -------------   -------------   -------------   -------------

TOTAL ASSETS                                $ 135,909,000   $ 126,785,000   $  90,125,000   $(194,092,000)  $ 158,727,000
                                            =============   =============   =============   =============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                      $     180,000   $   2,542,000   $   8,154,000   $    (392,000)  $  10,484,000
      Current portion of long-term debt           138,000       1,140,000               -               -       1,278,000
      Other                                     5,084,000       1,597,000       7,682,000      (3,516,000)     10,847,000
                                            -------------   -------------   -------------   -------------   -------------
           Total current liabilities            5,402,000       5,279,000      15,836,000      (3,908,000)     22,609,000

LONG-TERM LIABILITIES
      Long-term debt, net of
           current portion                     76,375,000       3,845,000               -               -      80,220,000
      Intercompany note and loan payable           85,000      61,869,000      37,500,000     (99,454,000)              -
      Other                                        28,000       1,105,000         746,000               -       1,879,000
                                            -------------   -------------   -------------   -------------   -------------
           Total long-term liabilities         76,488,000      66,819,000      38,246,000     (99,454,000)     82,099,000

STOCKHOLDERS' EQUITY
      Convertible preferred stock                       -               -               -               -               -
      Common stock                                 19,000      58,641,000      35,117,000     (93,758,000)         19,000
      Additional paid-in capital               69,276,000               -               -               -      69,276,000
      Accumulated other comprehensive loss     (1,140,000)              -      (1,136,000)      1,136,000      (1,140,000)
      Retained earnings (accumulated
           deficit)                           (14,136,000)     (3,954,000)      2,062,000       1,892,000     (14,136,000)
                                            -------------   -------------   -------------   -------------   -------------
           Total stockholders' equity          54,019,000      54,687,000      36,043,000     (90,730,000)     54,019,000
                                            -------------   -------------   -------------   -------------   -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $ 135,909,000   $ 126,785,000   $  90,125,000   $(194,092,000)  $ 158,727,000
                                            =============   =============   =============   =============   =============

                                           Pacific Aerospace & Electronics, Inc.
                                      Consolidating Condensed Statement of Operations
                                          For the Quarter Ended November 30, 1999


                                                                                     NON-
                                                                GUARANTOR       GUARANTOR
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            -------------   -------------   -------------   -------------   -------------
Net Sales                                   $           -   $  14,605,000   $  14,960,000   $    (565,000)  $  29,000,000
Cost of Sales                                           -      11,509,000      12,805,000        (565,000)     23,749,000
                                            -------------   -------------   -------------   -------------   -------------

      Gross profit                                      -       3,096,000       2,155,000               -       5,251,000

Operating expenses                              1,410,000       3,219,000       1,295,000      (1,342,000)      4,582,000
                                            -------------   -------------   -------------   -------------   -------------

      Income (loss) from operations            (1,410,000)       (123,000)        860,000       1,342,000         669,000

Other income (expense)
      Parent's share of subsidiaries
          net loss                               (465,000)              -               -         465,000               -
      Interest expense                         (2,471,000)     (1,192,000)     (1,107,000)      2,166,000      (2,604,000)
      Other                                     2,353,000       1,141,000           5,000      (3,508,000)         (9,000)
                                            -------------   -------------   -------------   -------------   -------------
         Total other income (expense)            (583,000)        (51,000)     (1,102,000)       (877,000)     (2,613,000)
                                            -------------   -------------   -------------   -------------   -------------

      Income (loss) before income taxes        (1,993,000)       (174,000)       (242,000)        465,000      (1,944,000)

Income tax benefit (expense)                            -               -         (70,000)              -         (70,000)
                                            -------------   -------------   -------------   -------------   -------------

      Net income (loss)                        (1,993,000)       (174,000)       (312,000)        465,000      (2,014,000)

Other comprehensive income (loss)
      Foreign currency translation,
          net of tax                                    -               -         (94,000)              -         (94,000)
      Adjustment for unrealized
          loss on investment                            -               -               -               -               -
                                            -------------   -------------   -------------   -------------   -------------
        Total other comprehensive
            income (loss)                               -               -         (94,000)              -         (94,000)
                                            -------------   -------------   -------------   -------------   -------------

      Comprehensive income (loss)           $  (1,993,000)  $    (174,000)  $    (406,000)  $     465,000   $  (2,108,000)
                                            =============   =============   =============   =============   =============

                                           Pacific Aerospace & Electronics, Inc.
                                      Consolidating Condensed Statement of Operations
                                          For the Quarter Ended November 30, 1998


                                                                                     NON-
                                                                GUARANTOR       GUARANTOR
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            -------------   -------------   -------------   -------------   -------------
Net Sales                                   $           -   $  14,925,000   $  16,098,000   $    (546,000)  $  30,477,000
Cost of Sales                                           -      13,099,000      13,102,000        (546,000)     25,655,000
                                            -------------   -------------   -------------   -------------   -------------

   Gross profit                                         -       1,826,000       2,996,000               -       4,822,000

Operating expenses                              1,057,000       2,779,000       1,080,000        (561,000)      4,355,000
                                            -------------   -------------   -------------   -------------   -------------

   Income (loss) from operations               (1,057,000)       (953,000)      1,916,000         561,000         467,000

Other income (expense)
   Parent's share of subsidiaries net
        income (loss)                          (1,156,000)              -               -       1,156,000               -
   Interest expense                            (2,533,000)       (143,000)     (1,413,000)      1,406,000      (2,683,000)
   Other                                        2,171,000        (263,000)              -      (1,967,000)        (59,000)
                                            -------------   -------------   -------------   -------------   -------------
      Total other income (expense)             (1,518,000)       (406,000)     (1,413,000)        595,000      (2,742,000)
                                            -------------   -------------   -------------   -------------   -------------

   Income (loss) before income taxes           (2,575,000)     (1,359,000)        503,000       1,156,000      (2,275,000)

Income tax benefit (expense)                            -               -        (300,000)              -        (300,000)
                                            -------------   -------------   -------------   -------------   -------------

   Net income (loss)                           (2,575,000)     (1,359,000)        203,000       1,156,000      (2,575,000)

Other comprehensive income (loss)
   Foreign currency translation,
       net of tax                                (805,000)              -        (805,000)        805,000        (805,000)
                                            -------------   -------------   -------------   -------------   -------------
     Total other comprehensive
         income (loss)                           (805,000)              -        (805,000)        805,000        (805,000)
                                            -------------   -------------   -------------   -------------   -------------

   Comprehensive income (loss)              $  (3,380,000)  $  (1,359,000)  $    (602,000)  $   1,961,000   $  (3,380,000)
                                            =============   =============   =============   =============   =============

                                           Pacific Aerospace & Electronics, Inc.
                                      Consolidating Condensed Statement of Operations
                                        For the Six Months Ended November 30, 1999


                                                                                     NON-
                                                                GUARANTOR       GUARANTOR
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            -------------   -------------   -------------   -------------   -------------
Net Sales                                   $           -   $  29,116,000   $  29,333,000   $    (878,000)  $  57,571,000
Cost of Sales                                           -      22,082,000      24,556,000        (878,000)     45,760,000
                                            -------------   -------------   -------------   -------------   -------------

   Gross profit                                         -       7,034,000       4,777,000               -      11,811,000

Operating expenses                              2,977,000       6,421,000       2,950,000      (2,662,000)      9,686,000
                                            -------------   -------------   -------------   -------------   -------------

   Income (loss) from operations               (2,977,000)        613,000       1,827,000       2,662,000       2,125,000

Other income (expense)
   Parent's share of subsidiaries
        net income (loss)                        (538,000)              -               -         538,000               -
   Interest expense                            (4,861,000)     (2,420,000)     (2,207,000)      4,336,000      (5,152,000)
   Other                                        4,766,000       2,239,000          35,000      (6,998,000)         42,000
                                            -------------   -------------   -------------   -------------   -------------
      Total other income (expense)               (633,000)       (181,000)     (2,172,000)     (2,124,000)     (5,110,000)
                                            -------------   -------------   -------------   -------------   -------------

   Income (loss) before income taxes           (3,610,000)        432,000        (345,000)        538,000      (2,985,000)

Income tax benefit (expense)                       (6,000)       (207,000)       (322,000)              -        (535,000)
                                            -------------   -------------   -------------   -------------   -------------

   Net income (loss)                           (3,616,000)        225,000        (667,000)        538,000      (3,520,000)

Other comprehensive income (loss)
   Foreign currency translation, net of tax         4,000               -         (96,000)              -         (92,000)
   Adjustment for unrealized loss
        on investment                                   -               -               -               -               -
                                            -------------   -------------   -------------   -------------   -------------
     Total other comprehensive
          income (loss)                             4,000               -         (96,000)              -         (92,000)
                                            -------------   -------------   -------------   -------------   -------------

   Comprehensive income (loss)              $  (3,612,000)  $     225,000   $    (763,000)  $     538,000   $  (3,612,000)
                                            =============   =============   =============   =============   =============

                                           Pacific Aerospace & Electronics, Inc.
                                      Consolidating Condensed Statement of Operations
                                        For the Six Months Ended November 30, 1998


                                                                                     NON-
                                                                GUARANTOR       GUARANTOR
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            -------------   -------------   -------------   -------------   -------------
Net Sales                                   $           -   $  30,206,000   $  20,559,000   $  (1,110,000)  $  49,655,000
Cost of Sales                                           -      24,503,000      16,766,000      (1,110,000)     40,159,000
                                            -------------   -------------   -------------   -------------   -------------

    Gross profit                                        -       5,703,000       3,793,000               -       9,496,000

Operating expenses                              1,790,000       5,916,000       1,553,000      (1,128,000)      8,131,000
                                            -------------   -------------   -------------   -------------   -------------

    Income (loss) from operations              (1,790,000)       (213,000)      2,240,000       1,128,000       1,365,000

Other income (expense)
    Parent's share of subsidiaries
         net income (loss)                     (2,920,000)              -               -       2,920,000               -
    Interest expense                           (3,412,000)       (326,000)     (1,420,000)      1,406,000      (3,752,000)
    Other                                        (262,000)     (3,767,000)          9,000      (2,534,000)     (6,554,000)
                                            -------------   -------------   -------------   -------------   -------------
       Total other income (expense)            (6,594,000)     (4,093,000)     (1,411,000)      1,792,000     (10,306,000)
                                            -------------   -------------   -------------   -------------   -------------

    Income (loss) before income taxes          (8,384,000)     (4,306,000)        829,000       2,920,000      (8,941,000)

Income tax benefit (expense)                    1,398,000       1,002,000        (445,000)              -       1,955,000
                                            -------------   -------------   -------------   -------------   -------------

    Net income (loss)                          (6,986,000)     (3,304,000)        384,000       2,920,000      (6,986,000)

Other comprehensive income (loss)
    Foreign currency translation,
        net of tax                                326,000               -         326,000        (326,000)        326,000
    Adjustment for unrealized loss
        on investment                             436,000               -               -               -         436,000
                                            -------------   -------------   -------------   -------------   -------------
      Total other comprehensive
           income (loss)                          762,000               -         326,000        (326,000)        762,000
    Comprehensive income (loss)             $  (6,224,000)  $  (3,304,000)  $     710,000   $   2,594,000   $  (6,224,000)
                                            =============   =============   =============   =============   =============

                                           Pacific Aerospace & Electronics, Inc.
                                      Consolidating Condensed Statement of Cash Flows
                                        For the Six Months Ended November 30, 1999


                                                                                     NON-
                                                                GUARANTOR       GUARANTOR
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            -------------   -------------   -------------   -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
    Net cash provided by (used in)
      operating activities                  $  (2,818,000)  $   1,343,000   $  (2,314,000)  $     538,000   $  (3,251,000)

CASH FLOW FROM INVESTING ACTIVITIES:
------------------------------------
    Acquisition of property, plant
        and equipment                            (530,000)     (1,264,000)       (715,000)              -      (2,509,000)
    Acquisition of subsidiaries                (1,282,000)              -               -               -      (1,282,000)
    Other changes, net                         (2,440,000)         10,000          85,000         850,000      (1,495,000)
                                            -------------   -------------   -------------   -------------   -------------
      Net cash provided by (used in)
          investing activities                 (4,252,000)     (1,254,000)       (630,000)        850,000      (5,286,000)

CASH FLOW FROM FINANCING ACTIVITIES:
------------------------------------
    Net borrowings under line of credit         5,648,000               -               -               -       5,648,000
    Payments on long-term debt and
        capital leases                            (46,000)     (1,529,000)       (125,000)              -      (1,700,000)
    Proceeds from sale of common
        stock, net                                 55,000               -               -               -          55,000
    Other changes, net                            (85,000)      1,423,000          50,000      (1,388,000)              -
                                            -------------   -------------   -------------   -------------   -------------
      Net cash provided by (used in)
          financing activities                  5,572,000        (106,000)        (75,000)     (1,388,000)      4,003,000

    NET CHANGE IN CASH                         (1,498,000)        (17,000)     (3,019,000)              -      (4,534,000)

    CASH AT BEGINNING OF PERIOD                 1,798,000          39,000       6,297,000               -       8,134,000
    EFFECT OF EXCHANGE RATES ON CASH                    -               -         (18,000)              -         (18,000)
                                            -------------   -------------   -------------   -------------   -------------

    CASH AT END OF PERIOD                   $     300,000   $      22,000   $   3,260,000   $           -   $   3,582,000
                                            =============   =============   =============   =============   =============

SUPPLEMENTAL CASH FLOW:
-----------------------
    Noncash operating expenses related to:
      Depreciation                          $     208,000   $   1,531,000   $   1,380,000   $           -   $   3,119,000
      Amortization                                      -         215,000         494,000               -         709,000
    Cash paid during the period for:
      Interest                                  4,504,000         252,000       4,618,000      (4,577,000)      4,797,000
      Income taxes                                      -               -       1,705,000               -       1,705,000

                                           Pacific Aerospace & Electronics, Inc.
                                      Consolidating Condensed Statement of Cash Flows
                                        For the Six Months Ended November 30, 1998


                                                                                     NON-
                                                                GUARANTOR       GUARANTOR
                                                   PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            -------------   -------------   -------------   -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
     Net cash provided by (used in)
       operating activities                 $  (2,748,000)  $   1,080,000   $     187,000   $   1,297,000   $    (184,000)

CASH FLOW FROM INVESTING ACTIVITIES:
------------------------------------
     Acquisition of property,
       plant and equipment                       (779,000)     (2,327,000)       (486,000)              -      (3,592,000)
     Acquisition of subsidiaries              (69,146,000)    (73,617,000)    (73,617,000)    147,234,000     (69,146,000)
     Other changes, net                        (6,869,000)              -       3,027,000       3,842,000               -
                                            -------------   -------------   -------------   -------------   -------------
       Net cash provided by (used in)
          investing activities                (76,794,000)    (75,944,000)    (71,076,000)    151,076,000     (72,738,000)

CASH FLOW FROM FINANCING ACTIVITIES:
------------------------------------
     Payments on long-term debt and
       capital leases                          (4,084,000)       (727,000)        (13,000)              -      (4,824,000)
     Proceeds from long-term debt              72,622,000      37,500,000      37,500,000     (75,000,000)     72,622,000
     Proceeds from sale of common
       stock, net                               4,838,000      36,117,000      36,117,000     (72,234,000)      4,838,000
     Proceeds from sale of preferred
       stock, net                               6,707,000               -               -               -       6,707,000
     Other changes, net                                 -       3,293,000         335,000      (5,139,000)     (1,511,000)
                                            -------------   -------------   -------------   -------------   -------------
       Net cash provided by (used in)
         financing activities                  80,083,000      76,183,000      73,939,000    (152,373,000)     77,832,000
                                            -------------   -------------   -------------   -------------   -------------

     NET CHANGE IN CASH                           541,000       1,319,000       3,050,000               -       4,910,000

     CASH AT BEGINNING OF PERIOD                9,398,000       2,063,000               -               -      11,461,000
     EFFECT OF EXCHANGE RATES ON CASH                   -               -          21,000               -          21,000
                                            -------------   -------------   -------------   -------------   -------------

     CASH AT END OF PERIOD                  $   9,939,000   $   3,382,000   $   3,071,000   $           -   $  16,392,000
                                            =============   =============   =============   =============   =============

SUPPLEMENTAL CASH FLOW:
-----------------------
     Cash paid during the period for:
       Interest                             $     360,000   $     335,000   $      13,000   $           -   $     708,000
       Income taxes                               100,000               -         311,000               -         411,000
     Noncash investing and financing activities:
       Seller financed acquisition of property,
         plant and equipment                      128,000         162,000               -               -         290,000

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

Overview
--------

The Company has been an active consolidator of companies, and our results of operations have been substantially affected by acquisitions. These acquisitions, as well as internal growth in our existing and acquired businesses, have resulted in substantial increases in net sales during certain periods. Our operating expenses, margins and other expenses have also been affected by certain expenses directly associated with the acquisitions and related capital raising transactions. We have experienced substantial increases in other expense categories as a result of the increases in operations. A portion of these expenses is attributable to the assimilation of acquired operations into our existing businesses.

In July 1998, we acquired Aeromet International PLC ("Aeromet"), a British limited company. Aeromet, which comprises our European Aerospace Group, is a manufacturer of magnesium and aluminum precision sand and investment castings, and of titanium and aluminum formed sheet products, with five locations in England. The Aeromet acquisition has had and will have a significant effect on our future operations and on comparisons of income, expense and balance sheet items in periods after fiscal 1998.

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

Results of Operations
---------------------

Quarter Ended November 30, 1999 Compared to Quarter Ended November 30, 1998

Net Sales. Net sales decreased by $1.5 million, or 4.9%, to $29.0 million for the quarter ended November 30, 1999, from $30.5 million for the quarter ended November 30, 1998. The European Aerospace Group contributed $15.0 million, down $1.1 million from the $16.1 million contributed during the quarter ended November 30, 1998. We believe that customer inventory evaluation and reduction initiatives, which have also impacted our U.S. Aerospace Group operations over the past year, are the primary cause for the decline in the European Aerospace Group revenue. We expect that our net sales in the European Aerospace Group will be slightly down in the third and fourth quarters of fiscal 2000 as compared to corresponding quarters in fiscal 1999. Net sales in the U.S. Aerospace Group were $7.8 million during the quarter ended November 30, 1999, versus $8.4 million contributed during the quarter ended November 30, 1998. Our U.S. Aerospace Group experienced a decrease in order backlog and corresponding slowdown of product deliveries to Boeing during fiscal 1999. This situation has continued through the second quarter of fiscal 2000. We anticipate that sales volume in our U.S. Aerospace Group will stabilize and may start to increase during the third quarter of fiscal 2000, in part due to the signing of a new multiple year supplier contract with Boeing in the third quarter. Our U.S. Electronics Group contributed $6.2 million to net sales during the quarter ended November 30, 1999, up $0.2 million from $6.0 million contributed during the quarter ended November 30, 1998. This increase was primarily attributable to additional sales of products for communications, satellite and weapons systems. We expect the sales volume in our U.S. Electronics Group to remain at current levels or decrease slightly during the third quarter of fiscal 2000 due to order timing.

Gross Profit. Gross profit increased by $0.4 million, or 8.3%, to $5.2 million for the quarter ended November 30, 1999, from $4.8 million for the quarter ended November 30, 1998. As a percentage of net sales, gross profit increased to 18.1% for the quarter ended November 30, 1999 from 15.8% for the quarter ended November 30, 1998. The quarter ended November 30, 1998 included a $1.6 million inventory impairment charge. Without that charge, gross profit would have been $6.4 million, or 21.1% of net sales. The resulting comparative decrease in gross profit in the second quarter of fiscal 2000 from the second quarter of fiscal 1999 was due to lower gross margins in our U.S. Aerospace Group due to customer pricing reduction programs and lower sales volumes. We anticipate that gross margins in our third quarter of fiscal 2000 will increase slightly over margins achieved in the second quarter, with further improvement in the fourth quarter of fiscal 2000 due to anticipated increases in sales volume within our U.S. Aerospace Group as mentioned above.

Operating Expenses. Operating expenses increased by $0.2 million, or 4.5%, to $4.6 million for the quarter ended November 30, 1999, from $4.4 million for the quarter ended November 30, 1998. As a percentage of net sales, operating expenses increased 1.5 percentage points, to 15.8% for the quarter ended November 30, 1999 from 14.3% for the quarter ended November 30, 1998. The increase in operating expenses is attributable mainly to computer system upgrades and other "Y2K" preparations.

Interest Expense. Interest expense decreased by $0.1 million to $2.6 million for the quarter ended November 30, 1999, from $2.7 million for the quarter ended November 30, 1998. This decrease in interest expense was due to principal paid down during the previous year. Of the interest expense for the quarter ended November 30, 1999, $2.4 million related to our outstanding 11 1/4% senior subordinated notes.

Provision for Income Taxes. Income taxes for the quarter ended November 30, 1999 represent estimated U.K. tax on earnings in the U.K. No U.S. tax provision was recorded during the quarter because of our pre-tax loss position.

Net Loss. Net loss decreased by $0.6 million, or 23.1%, to a net loss of $2.0 million for the quarter ended November 30, 1999, from a net loss of $2.6 million for the quarter ended November 30, 1998, due to the factors listed above.

Six Months Ended November 30, 1999 Compared to Six Months Ended November 30,
1998

Net Sales. Net sales increased by $7.9 million, or 15.7%, to $57.6 million for the six months ended November 30, 1999, from $49.7 million for the six months ended November 30, 1998. The European Aerospace Group contributed $29.3 million, up $8.8 million from the $20.5 million contributed during the six months ended November 30, 1998. This increase was primarily due to six months of operations of the European Aerospace Group during the six month period in 1999, compared to four months of operations during the same period in 1998. The increase in the European Aerospace Group net sales was partially offset by a decrease in net sales of $1.7 million from the U.S. Aerospace Group, which contributed $15.8 million during the six months ended November 30, 1999, versus $17.5 million contributed during the six months ended November 30, 1998. Our U.S. Aerospace Group experienced a decrease in order backlog and corresponding slowdown of product deliveries to Boeing during fiscal 1999. This situation has continued through the second quarter of fiscal 2000. We anticipate that sales volume in our U.S. Aerospace Group will stabilize and may start to increase during the third quarter of fiscal 2000, in part due to the signing of a new multiple year supplier contract with Boeing in the third quarter. Our U.S. Electronics Group contributed $12.5 million to net sales during the six months ended November 30, 1999, up $0.9 million from $11.6 million contributed during the six months ended November 30, 1998. This increase was primarily attributable to additional sales of products for communications, satellite and weapons systems. We expect the sales volume in our U.S. Electronics Group to remain at current levels or decrease slightly during the second half of fiscal 2000 due to order timing.

Gross Profit. Gross profit increased by $2.3 million, or 24.2%, to $11.8 million for the six months ended November 30, 1999, from $9.5 million for the six months ended November 30, 1998. This increase was primarily due to six months of operations of the European Aerospace Group in 1999 versus four months in 1998. As a percentage of net sales, gross profit increased to 20.5% for the six months ended November 30, 1999, from 19.1% for the six months ended November 30, 1998. The six months ended November 30, 1998 included a $1.6 million inventory impairment charge. Without that charge, gross profit would have been $11.1 million, or 22.3% of net sales. The resulting comparative decrease in gross profit during the first six months of fiscal 2000 from the first six months of fiscal 1999 was due to lower gross margins in our U.S. Aerospace group primarily due to customer pricing reduction programs and lower sales volumes. We anticipate that gross margins in the second half of fiscal 2000 will increase slightly over margins achieved during the first six months of fiscal 2000 due to anticipated increases in sales volume within our U.S. Aerospace Group as mentioned above.

Operating Expenses. Operating expenses increased by $1.6 million, or 19.8%, to $9.7 million for the six months ended November 30, 1999, from $8.1 million for the six months ended November 30, 1998. As a percentage of net sales, operating expenses increased 0.4 percentage points, to 16.8% for the six months ended November 30, 1999, from 16.4% for the six months ended November 30, 1998. The increase in operating expenses is primarily attributable to six months of operations in our European Aerospace group in 1999 versus four months of operations in 1998. In addition, computer system upgrades and other "Y2K" expenditures have caused an increase in operating expenses during the first six months of fiscal 2000.

Interest Expense. Interest expense increased by $1.4 million, or 36.8%, to $5.2 million for the six months ended November 30, 1999, from $3.8 million for the six months ended November 30, 1998. This increase was due to six months of interest expense during 1999 on our 11 1/4% senior subordinated notes, versus four months of interest expense on these notes in 1998, offset slightly by principal pay down of other debt during fiscal 1999.

Other Income (Expense). Other income (expense) includes non-recurring and non-operational income and expense for the period. Other expense decreased by $6.9 million, to $11,000, for the six months ended November 30, 1999. Other expense during the six months ended November 30, 1998 included non-recurring charges of $3.6 million and $3.1 million related to goodwill and investment valuation allowances, respectively.

Provision for Income Taxes. Income taxes for the six months ended November 30, 1999 and 1998 primarily represent changes in the valuation allowance to adjust deferred income tax assets to amounts determined to be realizable based upon current operating results, and U.K. tax on U.K. earnings of our European Aerospace Group. At November 30, 1999, we had net operating loss (NOLs) carryforwards for federal income tax purposes of approximately $14.0 million, the benefits of which expire in the tax year 2001 through the tax year 2019. The NOLs created by our subsidiaries prior to their acquisition, and the NOLs created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition, have limitations related to the amount of usage by each subsidiary or consolidated group as described in the Internal Revenue Code. As a result of these limitations, approximately $1.5 million of the $14.0 million of NOLs will never become available. At November 30, 1999 we had net deferred tax assets of $4.0 million, the realization of which is dependent on material increases in present levels of pre-tax income, primarily in the United States. We expect to achieve these increases by continuing to streamline operations, reduce corporate overhead and focus our resources on higher growth and higher margin opportunities. We are also actively evaluating strategic alternatives to reduce debt and related interest expense. We anticipate that our effective income tax rate will approach and may exceed the statutory rate in the future as pre-tax income is achieved. In addition, undistributed earnings of our foreign subsidiaries, for which a minimal amount of U.S. income taxes have been provided, aggregated approximately $1.4 million at November 30, 1999.

Net Loss. Net loss decreased by $3.5 million, or 50.0%, to a net loss of $3.5 million for the six months ended November 30, 1999, from a net loss of $7.0 million for the six months ended November 30, 1998, due to the factors listed above.

Liquidity and Capital Resources
-------------------------------

Liquidity. During the quarter and six months ended November 30, 1999, our operating activities used cash of $292,000 and $3.3 million, respectively. Cash at November 30, 1999 was $3.6 million (compared to $8.1 million at May 31,
1999). All but $322,000 of the cash resides at subsidiaries that are not guarantors of our 11 1/4% senior subordinated notes. Remittance of cash from non-guarantor subsidiaries may cause us to incur income tax expense in the U.S. on the amount of earnings of our foreign subsidiaries. During the six months ended November 30, 1999, we borrowed $5.6 million under a previously unused $6.3 million line of credit. We believe that our working capital and unused lines of credit are sufficient to meet our obligations as they become due during fiscal 2000. However, we may need to obtain additional cash during or after fiscal

2000. Should we need to dispose of assets to generate cash, there is no assurance that the carrying values will be realizable upon liquidation outside of the ordinary course of business. Our inability to obtain additional cash if and when needed could have a material adverse effect on our financial position and results of operations. As part of our 11 1/4% senior subordinated notes, we are subject to an indenture that, among other things, limits our ability to enter into various financing transactions and to sell certain assets. We are actively evaluating strategic alternatives to reduce debt and related interest expense.

Financing. Our primary banking relationships include a revolving line of credit up to $6.3 million for our U.S. operations and a revolving line of credit up to approximately $5.6 million ((pound)3.5 million) for our European operations. As of November 30, 1999, we had drawn $5.6 million on our U.S. line of credit, and our European line of credit was unused. Proceeds from the U.S. line of credit have been used to fund working capital due to losses (approximately $3.0 million), payments related to the Orca guarantee (approximately $1.0 million), and a loan to Nova-Tech Engineering, Inc. (approximately $1.5 million).

Capital Expenditures. We made capital expenditures of $1.3 million during the second quarter of fiscal 2000. The expenditures were primarily for manufacturing equipment and building improvements. The expansion of the manufacturing facility that is used by two divisions of our U.S. Electronics Group has been rescheduled, although most of the building material needed to complete the project was purchased prior to the decision to defer the expansion. This expansion is expected to be completed late in fiscal 2000 or early in the next fiscal year, for a total cost of approximately $800,000, of which approximately $200,000 has already been expended.

We have also entered into a stock purchase agreement for the proposed acquisition of Nova-Tech Engineering, Inc. ("Nova-Tech"). The purchase price will consist of approximately $1.5 million in cash, and we will pay off certain outstanding debts of Nova-Tech at closing. The stock purchase agreement contains conditions to closing, including receipt of a letter ruling from the Internal Revenue Service that is necessary to permit Nova-Tech's Employee Stock Ownership Plan to sell its Nova-Tech stock on the agreed terms. The letter ruling request was delivered to the Internal Revenue Service in November 1999, and we cannot predict when a response will be received. We are currently providing services to Nova-Tech under an Operating Agreement dated April 23, 1999. As of November 30, 1999, we had loaned $2.5 million to Nova-Tech for working capital. These loans have been made under the terms of two demand notes dated April 26, 1999 and August 5, 1999, each of which is secured by substantially all of the assets of Nova-Tech.

As of November 30, 1999, we had no other material commitments outstanding for the purchases of capital assets.

Orca Technologies, Inc. In July 1997 we guaranteed a $1.3 million line of credit between Orca Technologies, Inc. and its principal lender. In June 1999, as guarantor of Orca's line of credit, we advanced $300,000 for a partial repayment of the line of credit required by the lender. In October 1999, we advanced an additional $522,000 for another partial repayment required by the lender. During the second quarter of fiscal 2000, we advanced $509,000, and early in the third quarter of fiscal 2000 we advanced $82,000, which completely repaid the guaranteed debt. Those advances are secured by a security interest in substantially all of Orca's assets. We also entered into an agreement with Orca regarding those advances that restricts Orca's ability to take certain actions without our consent. During fiscal 1999, we recorded in other expense an allowance for certain expenses and the guarantee of Orca's line of credit totaling approximately $2.0 million. This allowance had the effect of writing off the entire amount of our guarantee obligation. As a result, the payments described above affected cash flow, but did not affect earnings during fiscal 2000. As of November 30, 1999, Orca was sixteen months delinquent to us in interest payments on a $950,000 promissory note. We reserved the entire amount of this note in other expense during fiscal 1998 and fiscal 1999. During the second and third quarters of fiscal 2000, we negotiated with a potential investor in Orca for the possible sale by us of certain of Orca's debt obligations to us for a deeply discounted price. This sale did not occur, and we are continuing to investigate our options for recovering some of the previously written off debt. As of November 30, 1999, Orca was also sixteen months delinquent on lease payments for premises that it subleased from us. In November 1999 we evicted Orca from most of the space that it previously subleased from us, and we negotiated a termination of our lease of that facility and the re-leasing of the space to another tenant of the building. Under the termination agreement, our rentable space was reduced from approximately 21,390 square feet to 3,808 square feet, and the lease term was shortened from August 31, 2004 to February 28, 2000. Our obligations to the landlord have terminated with respect to the approximately 17,500 square feet that have been delivered to the new tenant, and will terminate with respect to the remaining space, which is currently occupied by Orca, on or about February 28, 2000. We have notified Orca that they must vacate that space prior to February 28, 2000.

Significant Events During The Quarter
-------------------------------------

Year 2000
---------

Our comprehensive strategy for updating our information management and manufacturing systems for Year 2000, or Y2K, compliance appears to have been successful. Our information technology ("IT") systems appear to be working properly, with only a few minor glitches as a result of Y2K problems. We are continuing to monitor all of our systems for any current or future problems. We have not to date experienced any material Y2K problems related to any of our vendors or customers. We incurred approximately $275,000 in costs related to addressing Y2K issues during fiscal 1999 and the first two quarters of fiscal 2000, and approximately $25,000 more during December 1999.

New Accounting Pronouncements
-----------------------------

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate. However, fixed-rate debt obligations issued by us are generally not callable until maturity. The fair value of such instruments approximates their face value, except for the 11 1/4% senior subordinated notes which, as of November 30, 1999, were trading on the open market for approximately 50% to 60% of face value. We do not consider the market risk exposure for interest rates to be material.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in foreign currencies. Since approximately 50% of our transactions are conducted in foreign currency, the exchange rate risk could be material. We have not entered into any hedging activity as of November 30, 1999.

We are exposed to commodity price fluctuations through purchases of aluminum and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At November 30, 1999, we had purchase commitments for raw materials aggregating approximately $4,000,000.

We hold an investment in the common stock of a public company. We are exposed to risks associated with the quoted equity price of the common stock. At November 30, 1999, the reported value of the investment was $19,000.

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


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on October 12, 1999. The shareholders voted upon the following matters at the Annual Meeting:

(a)  Election of Directors

The following six directors nominated by the Board of Directors were elected to serve as directors of the Company until the 2000 Annual Meeting of Shareholders:

                                                                 BROKER
  DIRECTOR               FOR            AGAINST     ABSTAIN     NON-VOTES
  ------------------     ----------     -------     -------     ---------
  Allen W. Dahl          13,831,811     173,407     694,820        -0-
  Werner Hafelfinger     13,859,317     145,901     694,820        -0-
  Dale Rasmussen         13,884,140     121,078     694,820        -0-
  Robert M. Stemmler     13,849,421     155,797     694,820        -0-
  William A. Wheeler     13,864,221     140,997     694,820        -0-
  Donald A. Wright       13,671,541     332,977     695,520        -0-

(b)  Approval of 1999 Stock Incentive Plan

The Company's 1999 Stock Incentive Plan, as described in the Company's proxy materials for the Annual Meeting, was approved by the following vote:

For                         4,422,648
Against                     1,530,732
Abstain                       230,088
Broker Non-Votes            8,516,570
TOTAL                      14,700,038

(c)  Ratification of KPMG LLP as the Company's Independent Auditor

The selection of KPMG LLP as the Company's independent auditor was ratified by the following vote:

For                        14,370,739
Against                       199,504
Abstain                       129,795
Broker Non-Votes                  -0-
TOTAL                      14,700,038


Item 5.  Other Information

Nasdaq

On December 20, 1999, the Company received a letter from Nasdaq raising a concern regarding the continued listing of the Company's shares of common stock on the Nasdaq National Market System. The letter advised the Company that its common stock had failed to maintain a minimum bid price greater than or equal to $1.00 over the previous thirty consecutive trading days, as required by applicable Nasdaq rules.

The letter advised the Company that the Company would be provided 90 calendar days, or until March 20, 2000, to regain compliance with the minimum bid price rule. The letter further advised that if, at any time before March 20, 2000, the bid price of the Company's shares of common stock is equal to or greater than $1.00 for a minimum of ten consecutive trading days, Nasdaq would determine if compliance with the requirement had been achieved. However, if the Company were unable to demonstrate compliance with the requirement on or before March 20, 2000, the Company's common stock would be delisted at the opening of business on March 22, 2000. In such event, the Company's common stock would trade on the electronic bulletin board, rather than on either the Nasdaq National Market or Small Cap Systems. This could reduce the liquidity of the market for the Company's common stock.

As of January 10, 2000, the Company's common stock had traded above $1.00 for 10 consecutive trading days.

The Company believes that it is important to the Company and its shareholders to continue to be listed on the Nasdaq National Market System. Accordingly, if Nasdaq were to determine that the Company continued to be out of compliance with the minimum bid price requirement, the Company currently intends that it would call a special meeting of its shareholders to approve a reverse stock split or to approve such other appropriate action as would be reasonably calculated to bring the Company's common stock into compliance with the requirement.

Preferred Stock

In May and August 1998, the Company issued a total of 170,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") and issued related warrants for a total price of $17 million in a private placement to 17 accredited investors. As of January 10, 2000, 28,213 shares of Preferred Stock had been converted into 2,309,021 shares of common stock, and 141,787 shares of Preferred Stock remained outstanding.

Upon conversion of a share of Preferred Stock, the holder receives a number of shares of common stock equal to $100 divided by the then-applicable conversion price. The conversion price of the Preferred Stock is the lower of (a) $7.20 per share, or (b) the average of the three lowest closing bid prices per share of the common stock over the 22 trading days before conversion. At January 10, 2000, the conversion price was $0.78125 per share. No holder is entitled to voluntarily convert Preferred Stock that would cause the holder to own more than 9.9% of the Company's outstanding common stock at any time.

Because of Nasdaq National Market System requirements, the Company cannot issue more than 3,000,000 shares of common stock upon conversion of Preferred Stock unless the Company's shareholders approve the issuance of more than 3,000,000 shares. Alternatively, the Company could redeem any Preferred Stock whose conversion would cause the issuance of more than 3,000,000 shares of common stock, except that the indenture governing the Company's outstanding 11 1/4% senior subordinated notes restricts the Company's ability to redeem Preferred Stock.

The average conversion price that would result in the issuance of 3,000,000 shares of common stock is $5.67. Because the market price of the Company's common stock has remained less than $5.67, the Company expects that 3,000,000 shares of common stock will not be sufficient to cover all of the Preferred Stock to be converted, and that it may need to seek shareholder approval to issue additional shares for conversion of Preferred Stock. If the Company's shareholders were to approve the issuance of additional shares of common stock for this purpose, the number of additional shares actually issued would depend on the market price of the Company's common stock at the times when Preferred Stock is converted by the holders, and would likely result in the issuance of a substantial number of additional shares of common stock, which the Company would be required to register for resale by the holders. This could negatively affect the market price of the Company's common stock.

If the Company were to receive conversion notices that would result in the need to issue more than 3,000,000 shares of common stock, and the Company did not either (a) redeem the Preferred Stock whose conversion would cause the issuance of more than 3,000,00 shares, or (b) obtain shareholder approval to issue additional shares, the Company would be unable to convert all of the Preferred Stock. If that occurred, the Company would incur a significant monthly penalty to the holders of Preferred Stock until the Company either redeemed the Preferred Stock or obtained shareholder approval to issue the additional shares.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

     Exhibit
      Number     Description

         2.1 Stock Purchase Agreement, dated October 11, 1999, between Pacific Aerospace & Electronics, Inc. and the Shareholders of Nova-Tech Engineering, Inc.(29)
         3.1     Articles of Incorporation of Pacific Aerospace & Electronics,
                 Inc.(6)
         3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (8)
         3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. (20)
         3.4     Bylaws of Pacific Aerospace & Electronics, Inc.(6)
        10.1     Amended and Restated Stock Incentive Plan.(5)
        10.2 Amendment No. 1 to the Amended and Restated Stock Incentive Plan. (19)
        10.3     1999 Stock Incentive Plan. (30)
        10.4     Amended and Restated Independent Director Stock Plan.(21)
        10.5     1997 Employee Stock Purchase Plan.(11)
        10.6 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)
        10.7 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald
                 A. Wright.(27)
        10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger. (27)
        10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)
       10.10 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)
       10.11 Debt Restructuring Agreement, dated April 6, 1998, between Pacific Aerospace & Electronics, Inc., Orca Technologies, Inc., Televar, Inc. and MONITRx, Inc.(15)
       10.12 Commercial Guaranty, dated July 16, 1997, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(13)
       10.13 Sublease between Pacific Aerospace & Electronics, Inc. and Orca Technologies, Inc. dated April 27, 1998.(20)
       10.14 Demand Promissory Note, dated June 29, 1999, from Orca Technologies, Inc. to Pacific Aerospace & Electronics, Inc.(29)
       10.15 Security Agreement, dated June 29, 1999, from Orca Technologies, Inc. to Pacific Aerospace & Electronics, Inc.(29)
       10.16 Demand Promissory Note, dated October 5, 1999, from Orca Technologies, Inc. to Pacific Aerospace & Electronics, Inc.(29)
       10.17 Agreement Regarding Repayment Under Guarantee, dated October 5, 1999, between Pacific Aerospace & Electronics, Inc. and Orca Technologies, Inc. (29)
       10.18 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)

       10.19 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
       10.20 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)
       10.21 Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.
                 (29)
       10.22 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
       10.23 Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)
       10.24 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)
       10.25 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
       10.26 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(22)
       10.27 General Terms Agreement No. PLR-950 Relating to Boeing Model Aircraft between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group, effective as of February 5, 1990, as amended.(3)
       10.28 Special Business Provisions No. L-890821-8140N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 18, 1992.(1)(3)
       10.29 Special Business Provisions No. L-500660-8134N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 31, 1991.(1)(3)
       10.30 Special Business Provisions No. L-435579-8180N between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of August 11, 1994.(1)(3)
       10.31 Special Business Provisions No. PLR-950A between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 5, 1990.(1)(3)
       10.32 Administrative Agreement No. L-435579-8180N between Cashmere Manufacturing Co., Inc. and Boeing Commercial Airplane Group effective as of August 11, 1994.(3)
       10.33 Special Business Provisions No. POP-65311-0047 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(1)(3)
       10.34 General Terms Agreement No. BCA-65311-0044 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(3)
       10.35 General Terms Agreement No. BCA-65311-0140 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of June 11, 1997.(20)
       10.36 Special Business Provisions No. POP-65311-0143 between The Boeing Company and Cashmere Manufacturing Co., Inc. effective as of June 11, 1997.(1)(20)
       10.37 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998.(1)(20)
       10.38 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (27)
       10.39 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.
                 (27)
       10.40 Operating Agreement, dated as of April 23, 1999, between Pacific Aerospace & Electronics, Inc. and Nova-Tech Engineering, Inc.(28)
       10.41 Demand Promissory Note, dated April 26, 1999 from Nova-Tech Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)
       10.42 Demand Promissory Note, dated August 5, 1999, from Nova-Tech Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)

       10.43     Security Agreement, dated April 26, 1999, from Nova-Tech
                 Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)
          27     Financial Data Schedule. (31)

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

(24) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.
(25) Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.
(26) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.
(27) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
(28) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.
(29) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
(30) Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
(31) Filed with this report.

b.   Reports on Form 8-K.

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PACIFIC AEROSPACE & ELECTRONICS, INC.



Date: January 12, 2000                 /s/ DONALD A. WRIGHT
                                       -----------------------------------------
                                       Donald A. Wright
                                       President, Chief Executive Officer, and
                                       Chairman of the Board
                                       (Principal Executive Officer)


Date: January 12, 2000                 /s/ NICK A. GERDE
                                       -----------------------------------------
                                       Nick A. Gerde
                                       Vice President Finance, Chief Financial
                                       Officer and Treasurer
                                       (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX


The following documents are filed as exhibits to this Quarterly Report:

     Exhibit
      Number     Description

         2.1 Stock Purchase Agreement, dated October 11, 1999, between Pacific Aerospace & Electronics, Inc. and the Shareholders of Nova-Tech Engineering, Inc.(29)
         3.1     Articles of Incorporation of Pacific Aerospace & Electronics,
                 Inc.(6)
         3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (8)
         3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. (20)
         3.4     Bylaws of Pacific Aerospace & Electronics, Inc.(6)
        10.1     Amended and Restated Stock Incentive Plan.(5)
        10.2 Amendment No. 1 to the Amended and Restated Stock Incentive Plan. (19)
        10.3     1999 Stock Incentive Plan. (30)
        10.4     Amended and Restated Independent Director Stock Plan.(21)
        10.5     1997 Employee Stock Purchase Plan.(11)
        10.6 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)
        10.7 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald
                 A. Wright.(27)
        10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger. (27)
        10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)
       10.10 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)
       10.11 Debt Restructuring Agreement, dated April 6, 1998, between Pacific Aerospace & Electronics, Inc., Orca Technologies, Inc., Televar, Inc. and MONITRx, Inc.(15)
       10.12 Commercial Guaranty, dated July 16, 1997, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(13)
       10.13 Sublease between Pacific Aerospace & Electronics, Inc. and Orca Technologies, Inc. dated April 27, 1998.(20)
       10.14 Demand Promissory Note, dated June 29, 1999, from Orca Technologies, Inc. to Pacific Aerospace & Electronics, Inc.(29)
       10.15 Security Agreement, dated June 29, 1999, from Orca Technologies, Inc. to Pacific Aerospace & Electronics, Inc.(29)
       10.16 Demand Promissory Note, dated October 5, 1999, from Orca Technologies, Inc. to Pacific Aerospace & Electronics, Inc.(29)
       10.17 Agreement Regarding Repayment Under Guarantee, dated October 5, 1999, between Pacific Aerospace & Electronics, Inc. and Orca Technologies, Inc. (29)
       10.18 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
       10.19 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
       10.20 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)

       10.21     Loan Agreement, dated September 7, 1999, between Pacific
                 Aerospace & Electronics, Inc. and KeyBank National Association.
                 (29)
       10.22     Promissory Note, dated September 22, 1998, from Pacific
                 Aerospace & Electronics, Inc. to KeyBank National
                 Association.(22)
       10.23     Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank
                 National Association.(29)
       10.24     Commercial Security Agreement, dated September 7, 1999, between
                 Pacific Aerospace & Electronics, Inc. and KeyBank National
                 Association.(29)
       10.25     Promissory Note, dated September 30, 1998, from Pacific
                 Aerospace & Electronics, Inc. to KeyBank National
                 Association.(22)
       10.26     Deed of Trust, dated September 30, 1998, between Pacific
                 Aerospace & Electronics, Inc., KeyBank National Association and
                 Land Title Company, Chelan-Douglas County, Inc.(22)
       10.27     General Terms Agreement No. PLR-950 Relating to Boeing Model
                 Aircraft between Cashmere Manufacturing Co., Inc. and Boeing
                 Commercial Airplane Group, effective as of February 5, 1990, as amended.(3)
       10.28     Special Business Provisions No. L-890821-8140N between The
                 Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 18, 1992.(1)(3)
       10.29     Special Business Provisions No. L-500660-8134N between The
                 Boeing Company and Cashmere Manufacturing Co., Inc. effective as of December 31, 1991.(1)(3)
       10.30     Special Business Provisions No. L-435579-8180N between The
                 Boeing Company and Cashmere Manufacturing Co., Inc. effective as of August 11, 1994.(1)(3)
       10.31     Special Business Provisions No. PLR-950A between The Boeing
                 Company and Cashmere Manufacturing Co., Inc. effective as of
                 February 5, 1990.(1)(3)
       10.32     Administrative Agreement No. L-435579-8180N between Cashmere
                 Manufacturing Co., Inc. and Boeing Commercial Airplane Group
                 effective as of August 11, 1994.(3)
       10.33     Special Business Provisions No. POP-65311-0047 between The
                 Boeing Company and Cashmere Manufacturing Co., Inc. effective as of February 26, 1996.(1)(3)
       10.34     General Terms Agreement No. BCA-65311-0044 between The Boeing
                 Company and Cashmere Manufacturing Co., Inc. effective as of
                 February 26, 1996.(3)
       10.35     General Terms Agreement No. BCA-65311-0140 between The Boeing
                 Company and Cashmere Manufacturing Co., Inc. effective as of
                 June 11, 1997.(20)
       10.36     Special Business Provisions No. POP-65311-0143 between The
                 Boeing Company and Cashmere Manufacturing Co., Inc. effective as of June 11, 1997.(1)(20)
       10.37     Long Term Agreement No. 0108098 between Northrop Grumman
                 Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998.(1)(20)
       10.38     Option to Purchase, dated January 29, 1999, between Pacific
                 Aerospace & Electronics, Inc. and Donald A. Wright. (27)
       10.39     Real Estate Agreement, dated January 15, 1999, between Pacific
                 Aerospace & Electronics, Inc. and the Port of Chelan County.
                 (27)
       10.40     Operating Agreement, dated as of April 23, 1999, between
                 Pacific Aerospace & Electronics, Inc. and Nova-Tech
                 Engineering, Inc.(28)
       10.41     Demand Promissory Note, dated April 26, 1999 from Nova-Tech
                 Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)
       10.42     Demand Promissory Note, dated August 5, 1999, from Nova-Tech
                 Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)
       10.43     Security Agreement, dated April 26, 1999, from Nova-Tech
                 Engineering, Inc. to Pacific Aerospace & Electronics, Inc. (28)
          27     Financial Data Schedule. (31)

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

(27) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
(28) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.
(29) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
(30) Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
(31) Filed with this report.