Form 10-Q
period 2000-02-29
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2000-04-12
CIK 790023

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
               For the quarterly period ended February 29, 2000

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
               For the transition period from ____________ to _____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____
         ---
Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes____ No____

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of April 10, 2000, there were 28,771,514 shares outstanding of the Company's Common Stock, par value $.001 per share.

PART I - FINANCIAL INFORMATION
         ---------------------

ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets - February 29, 2000 and May 31, 1999

Consolidated Statements of Operations - Third Quarters and Nine Months Ended
        February 29, 2000 and February 28, 1999

Consolidated Statements of Cash Flows - Nine Months Ended
        February 29, 2000 and February 28, 1999

Management's Statement and Notes to Unaudited Consolidated Financial
        Statements - Third Quarters and Nine Months Ended February 29, 2000 and February 28, 1999

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      February 29, 2000 and May 31, 1999

                                                                     February 29,        May 31,
                                                                         2000             1999
                        ASSETS                                       (Unaudited)        (Audited)
----------------------------------------------------------------   ---------------  ---------------
CURRENT ASSETS
 Cash                                                               $   1,102,000    $   8,134,000
 Accounts receivable, net                                              21,348,000       24,992,000
 Inventories                                                           28,333,000       24,616,000
 Deferred income taxes                                                    878,000          880,000
 Prepaid expense and other                                              2,275,000        2,316,000
                                                                    -------------    -------------
          Total Current Assets                                         53,936,000       60,938,000
                                                                    -------------    -------------
PROPERTY AND EQUIPMENT, NET                                            45,082,000       45,279,000
                                                                    -------------    -------------

OTHER ASSETS
 Note receivable, net                                                   2,500,000        1,458,000
  Investment                                                               19,000           72,000
 Costs in excess of net book value of acquired subsidiaries, net       41,203,000       41,052,000
 Patents, net                                                           1,183,000        1,255,000
  Deferred income taxes                                                 2,555,000        3,395,000
 Deferred financing costs, net                                          4,429,000        5,029,000
 Other assets                                                             318,000          249,000
                                                                    -------------    -------------
          Total Other Assets                                           52,207,000       52,510,000
                                                                    -------------    -------------

TOTAL ASSETS                                                        $ 151,225,000    $ 158,727,000
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------
CURRENT LIABILITIES
 Accounts payable                                                   $  10,290,000    $  10,484,000
 Accrued liabilities                                                    4,333,000        5,615,000
 Accrued interest                                                         670,000        2,813,000
 Current portion of long-term debt                                      1,185,000        1,278,000
 Current portion of capital lease obligations                             521,000          297,000
 Line of credit                                                         5,871,000                0
 Other current liabilities                                                      -        2,122,000
                                                                    -------------    -------------
          Total Current Liabilities                                    22,870,000       22,609,000
                                                                    -------------    -------------

LONG-TERM LIABILITIES
 Long-term debt, net of current portion                                 4,402,000        5,220,000
 Capital lease obligations, net of current portion                      1,190,000        1,615,000
 Senior subordinated notes payable                                     75,000,000       75,000,000
 Deferred rent and other                                                  316,000          264,000
                                                                    -------------    -------------
          Total Long Term Liabilities                                  80,908,000       82,099,000
                                                                    -------------    -------------

Total Liabilities                                                     103,778,000      104,708,000
                                                                    -------------    -------------

STOCKHOLDERS' EQUITY
 Convertible preferred stock                                                    -                -
 Common stock                                                              21,000           19,000
 Additional paid in capital                                            69,456,000       69,276,000
 Accumulated other comprehensive loss                                  (2,696,000)      (1,140,000)
 Accumulated deficit                                                  (19,334,000)     (14,136,000)
                                                                    -------------    -------------
          Total Stockholders' Equity                                   47,447,000       54,019,000
                                                                    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 151,225,000    $ 158,727,000
                                                                    =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
 Third Quarters and Nine Months Ended February 29, 2000 and February 28, 1999

                                                           Quarters Ended                      Nine Months Ended
                                                 ----------------------------------    ---------------------------------
                                                   February 29,       February 28,       February 29,     February 28,
                                                       2000              1999               2000             1999
                                                   (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
                                                 ---------------    ---------------    ---------------   ---------------
NET SALES                                         $ 26,501,000       $ 27,248,000       $ 84,072,000       $ 76,903,000

COST OF SALES
  Inventory impairment                                       -                  -                  -          1,600,000
  Other cost of sales                               21,355,000         22,446,000         67,115,000         61,005,000
                                                  ------------       ------------       ------------       ------------
     TOTAL COST OF SALES                            21,355,000         22,446,000         67,115,000         62,605,000
                                                  ------------       ------------       ------------       ------------

GROSS PROFIT                                         5,146,000          4,802,000         16,957,000         14,298,000

OPERATING EXPENSES                                   4,646,000          4,143,000         14,332,000         12,274,000
                                                  ------------       ------------       ------------       ------------
INCOME FROM OPERATIONS                                 500,000            659,000          2,625,000          2,024,000
                                                  ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE)
  Interest Income                                        1,000            107,000             54,000            470,000
  Interest Expense                                  (2,516,000)        (2,548,000)        (7,668,000)        (6,300,000)
  Other                                                 10,000             68,000             (1,000)        (6,850,000)
                                                  ------------       ------------       ------------       ------------
                                                    (2,505,000)        (2,373,000)        (7,615,000)       (12,680,000)
                                                  ------------       ------------       ------------       ------------

NET INCOME (LOSS) BEFORE INCOME TAX                 (2,005,000)        (1,714,000)        (4,990,000)       (10,656,000)

PROVISION FOR INCOME TAXES                             330,000            429,000           (205,000)         2,384,000
                                                  ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                   (1,675,000)        (1,285,000)        (5,195,000)        (8,272,000)
                                                  ------------       ------------       ------------       ------------

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation                        (830,000)        (2,210,000)          (969,000)        (1,716,000)
  Income tax benefit (expense)                        (634,000)           751,000           (681,000)           583,000
  Valuation of available for sale securities                --         (1,574,000)                --         (1,138,000)
                                                  ------------       ------------       ------------       ------------
                                                    (1,464,000)        (3,033,000)        (1,650,000)        (2,271,000)
                                                  ------------       ------------       ------------       ------------
COMPREHENSIVE LOSS                                $ (3,139,000)      $ (4,318,000)      $ (6,845,000)      $(10,543,000)
                                                  ============       ============       ============       ============

NET INCOME (LOSS) PER SHARE:
     BASIC                                        $      (0.08)      $      (0.07)      $      (0.26)      $      (0.49)
     DILUTED                                      $      (0.08)      $      (0.07)      $      (0.26)      $      (0.49)

SHARES USED IN COMPUTATION OF
    NET INCOME (LOSS) PER SHARE:
     BASIC                                          21,043,000         18,591,000         20,044,000         16,903,000
     DILUTED                                        21,043,000         18,591,000         20,044,000         16,903,000

   The accompanying notes are an integral part of these consolidated financial statements.

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended February 29, 2000 and February 28, 1999

                                                                              Nine Months Ended
                                                                       ---------------------------------
                                                                         February 29,      February 28,
                                                                             2000             1999
                                                                         (Unaudited)       (Unaudited)
                                                                       ---------------   ---------------
CASH FLOW FROM OPERATING ACTIVITIES
       Net cash from operating activities                               $ (4,994,000)     $ (5,062,000)
                                                                        ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (3,434,000)       (6,640,000)
  Proceeds from sale of property and equipment                                21,000                 -
  Acquisition of subsidiaries                                             (1,282,000)      (69,244,000)
   Increase in notes receivable                                           (1,505,000)                -
                                                                        ------------      ------------
       Net cash from investing activities                                 (6,200,000)      (75,884,000)
                                                                        ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under line of credit                         5,871,000        (1,511,000)
  Proceeds from long-term debt                                                     -        72,622,000
  Payments on long term debt and cap leases                               (2,047,000)       (5,367,000)
  Sale of common stock, net of issuance costs                                 98,000         4,872,000
  Sale of preferred stock, net of issuance costs                              (4,000)        6,683,000
  Proceeds from exercise of warrants                                          87,000                 -
                                                                        ------------      ------------
       Net cash from financing activities                                  4,005,000        77,299,000
                                                                        ------------      ------------

NET CHANGE IN CASH                                                        (7,189,000)       (3,647,000)

CASH AT BEGINNING OF PERIOD                                                8,134,000        11,461,000
EFFECT OF EXCHANGE RATES ON CASH                                             157,000          (215,000)
                                                                        ------------      ------------

CASH AT END OF PERIOD                                                   $  1,102,000      $  7,599,000
                                                                        ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Seller financed acquisition of property, plant and equipment          $          -      $    290,000

      The accompanying notes are an integral part of these consolidated financial statements

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                          MANAGEMENT'S STATEMENT AND
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Third Quarters and Nine Months Ended February 29, 2000 and February 28, 1999


Management's Statement
----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position as of February 29, 2000 and May 31, 1999, the consolidated results of operations for the quarters and nine months ended February 29, 2000 and February 28, 1999, and the consolidated statements of cash flows for the nine months ended February 29, 2000 and February 28, 1999. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended May 31, 1999 and 1998.

The results of operations for the quarter and nine months ended February 29, 2000 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.


Note 1:  Net Income (Loss) Per Share:
         ---------------------------

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. As the Company had a net loss for the periods ended February 29, 2000 and February 28, 1999, basic and diluted net loss per share are the same.


Note 2: Inventories
        -----------

Components of inventories are as follows:


                                        February 29,        May 31,
                                           2000              1999
                                           ----              ----

Raw materials                           $ 7,091,000      $ 7,374,000

Work in progress                         15,943,000       11,478,000

Finished goods                            5,299,000        5,764,000
                                        -----------      -----------
  Total                                 $28,333,000      $24,616,000
                                        ===========      ===========

Note 3:  Liquidity
         ---------

During the quarter and nine months ended February 29, 2000, the Company's operating activities used cash of $1,743,000 and $4,994,000, respectively. Cash at February 29, 2000, was $1,102,000 (compared to $8,134,000 at May 31, 1999), all but $456,000 of which resides at non-guarantor subsidiaries. During the nine months ended February 29, 2000, the Company incurred net borrowings of $5,871,000 under a previously unused $6,300,000 line of credit. In March 2000, the Company completed a private offering of common stock, which resulted in net proceeds to the Company of $4,059,000. The Company believes that its current working capital and unused lines of credit are sufficient to meet its obligations as they become due during the remainder of fiscal 2000. However, the Company may need to obtain additional cash after fiscal 2000. Should the Company need to dispose of its assets, there is no assurance that the carrying values will be realizable upon liquidation outside of the ordinary course of business. The Company's inability to obtain additional cash if and when needed could have a material adverse effect on its financial position and results of operations.

Note 4:  Consolidating Condensed Financial Statements
         ---------------------------------------------

The following financial statements present consolidating condensed financial information of the Company for the indicated periods. The Company's 11 1/4% senior subordinated notes, which were used to finance the Aeromet acquisition in July 1998, have been guaranteed by all of the Company's U.S. wholly owned subsidiaries. The guarantor subsidiaries have fully and unconditionally guaranteed this debt on a joint and several basis. This debt is not guaranteed by the Company's foreign subsidiaries, which consist of Aeromet and two related holding companies. There are no significant contractual restrictions on the distribution of funds from the guarantor subsidiaries to the parent corporation. The consolidating condensed financial information is presented in lieu of separate financial statements and other disclosures of the guarantor subsidiaries, as management has determined that such information is not material to investors.

                     Pacific Aerospace & Electronics, Inc.
                     Consolidating Condensed Balance Sheet
                               February 29, 2000

                                                               GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                ------        ------------     ------------     ------------    ------------
ASSETS
------
CURRENT ASSETS
   Cash                                      $     441,000    $      15,000    $     646,000   $           -    $   1,102,000
   Accounts receivable, net                              -        8,581,000       13,156,000        (389,000)      21,348,000
   Inventories                                           -       15,830,000       12,503,000               -       28,333,000
   Other                                           150,000        1,295,000          651,000       1,057,000        3,153,000
                                             -------------    -------------    -------------   -------------    -------------
        Total current assets                       591,000       25,721,000       26,956,000         668,000       53,936,000
PROPERTY AND EQUIPMENT, net                      6,457,000       22,741,000       15,884,000               -       45,082,000

OTHER ASSETS
   Costs in excess of net book value
       of acquired subsidiaries, net                     -        4,150,000       37,053,000               -       41,203,000
   Investment in common stock, net                  19,000                -                -               -           19,000
   Investment in and loans to subsidiaries     116,101,000       72,618,000                -    (188,719,000)               -
   Other                                         7,666,000        3,196,000          123,000               -       10,985,000
                                             -------------    -------------    -------------   -------------    -------------
        Total other assets                     123,786,000       79,964,000       37,176,000    (188,719,000)      52,207,000
                                             -------------    -------------    -------------   -------------    -------------
TOTAL ASSETS                                 $ 130,834,000    $ 128,426,000    $  80,016,000   $(188,051,000)   $ 151,225,000
                                             =============    =============    =============   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable                          $     152,000    $   3,876,000    $   6,651,000   $    (389,000)   $  10,290,000
   Current portion of long-term debt               206,000          979,000                -               -        1,185,000
   Line of credit                                5,871,000                -                -               -        5,871,000
   Other                                           811,000        2,341,000        1,315,000       1,057,000        5,524,000
                                             -------------    -------------    -------------   -------------    -------------
        Total current liabilities                7,040,000        7,196,000        7,966,000         668,000       22,870,000

LONG-TERM LIABILITIES
   Long-term debt, net of current portion       76,222,000        3,180,000                -               -       79,402,000
   Intercompany note and loan payable                    -       64,583,000       38,957,000    (103,540,000)               -
   Other                                           125,000          782,000          599,000               -        1,506,000
                                             -------------    -------------    -------------   -------------    -------------
        Total long-term liabilities             76,347,000       68,545,000       39,556,000    (103,540,000)      80,908,000

STOCKHOLDERS' EQUITY
   Convertible preferred stock                           -                -                -               -                -
   Common stock                                     21,000       56,139,000       33,710,000     (89,849,000)          21,000
   Additional paid-in capital                   69,456,000                -                -               -       69,456,000
   Accumulated other comprehensive loss         (2,696,000)               -       (1,834,000)      1,834,000       (2,696,000)
   Retained earnings (accumulated deficit)     (19,334,000)      (3,454,000)         618,000       2,836,000      (19,334,000)
                                             -------------    -------------    -------------   -------------    -------------
        Total stockholders' equity              47,447,000       52,685,000       32,494,000     (85,179,000)      47,447,000
                                             -------------    -------------    -------------   -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 130,834,000    $ 128,426,000    $  80,016,000   $(188,051,000)   $ 151,225,000
                                             =============    =============    =============   =============    =============

                     Pacific Aerospace & Electronics, Inc.
                     Consolidating Condensed Balance Sheet
                                 May 31, 1999


                                                                   GUARANTOR      NON-GUARANTOR
                                                      PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                      ------      ------------     ------------    ------------     ------------
ASSETS
------

CURRENT ASSETS
   Cash                                           $   1,798,000   $      39,000   $   6,297,000    $          --    $   8,134,000
   Accounts receivable, net                                  --       8,723,000      16,661,000         (392,000)      24,992,000
   Inventories                                               --      13,564,000      11,052,000               --       24,616,000
   Other                                              4,535,000       1,517,000         660,000       (3,516,000)       3,196,000
                                                  -------------   -------------   -------------    -------------    -------------
       Total current assets                           6,333,000      23,843,000      34,670,000       (3,908,000)      60,938,000

PROPERTY AND EQUIPMENT, net                           6,151,000      21,930,000      17,198,000               --       45,279,000

OTHER ASSETS
   Costs in excess of net book value
       of acquired subsidiaries, net                         --       2,717,000      38,335,000               --       41,052,000
   Investment in common stock, net                       72,000              --              --               --           72,000
   Investment in and loans to subsidiaries          115,099,000      75,000,000          85,000     (190,184,000)              --
   Other                                              8,254,000       3,295,000        (163,000)              --       11,386,000
                                                  -------------   -------------   -------------    -------------    -------------
       Total other assets                           123,425,000      81,012,000      38,257,000     (190,184,000)      52,510,000
                                                  -------------   -------------   -------------    -------------    -------------

TOTAL ASSETS                                      $ 135,909,000   $ 126,785,000   $  90,125,000    $(194,092,000)   $ 158,727,000
                                                  =============   =============   =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------

CURRENT LIABILITIES
   Accounts payable                               $     180,000   $   2,542,000   $   8,154,000    $    (392,000)   $  10,484,000
   Current portion of long-term debt                    138,000       1,140,000              --               --        1,278,000
   Other                                              5,084,000       1,597,000       7,682,000       (3,516,000)      10,847,000
                                                  -------------   -------------   -------------    -------------    -------------
       Total current liabilities                      5,402,000       5,279,000      15,836,000       (3,908,000)      22,609,000

LONG-TERM LIABILITIES
   Long-term debt, net of current portion            76,375,000       3,845,000              --               --       80,220,000
   Intercompany note and loan payable                    85,000      61,869,000      37,500,000      (99,454,000)              --
   Other                                                 28,000       1,105,000         746,000               --        1,879,000
                                                  -------------   -------------   -------------    -------------    -------------
       Total long-term liabilities                   76,488,000      66,819,000      38,246,000      (99,454,000)      82,099,000

STOCKHOLDERS' EQUITY
   Convertible preferred stock                               --              --              --               --               --
   Common stock                                          19,000      58,641,000      35,117,000      (93,758,000)          19,000
   Additional paid-in capital                        69,276,000              --              --               --       69,276,000
   Accumulated other comprehensive loss              (1,140,000)             --      (1,136,000)       1,136,000       (1,140,000)
   Retained earnings (accumulated deficit)          (14,136,000)     (3,954,000)      2,062,000        1,892,000      (14,136,000)
                                                  -------------   -------------   -------------    -------------    -------------
       Total stockholders' equity                    54,019,000      54,687,000      36,043,000      (90,730,000)      54,019,000
                                                  -------------   -------------   -------------    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 135,909,000   $ 126,785,000   $  90,125,000    $(194,092,000)   $ 158,727,000
                                                  =============   =============   =============    =============    =============

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Operations
                    For the Quarter Ended February 29, 2000

                                                                     GUARANTOR     NON-GUARANTOR
                                                       PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ------       ------------    ------------    ------------    ------------
Net Sales                                           $         --    $ 14,058,000    $ 13,255,000    $   (812,000)   $ 26,501,000
Cost of Sales                                                 --      10,659,000      11,508,000        (812,000)     21,355,000
                                                    ------------    ------------    ------------    ------------    ------------
  Gross profit                                                --       3,399,000       1,747,000              --       5,146,000

Operating expenses                                     1,565,000       3,230,000       1,548,000      (1,697,000)      4,646,000
                                                    ------------    ------------    ------------    ------------    ------------
  Income (loss) from operations                       (1,565,000)        169,000         199,000       1,697,000         500,000

Other income (expense)
  Parent's share of subsidiaries net loss               (501,000)             --              --         501,000              --
  Interest expense                                    (2,373,000)     (1,199,000)     (1,104,000)      2,160,000      (2,516,000)
  Other                                                2,758,000       1,110,000              --      (3,857,000)         11,000
                                                    ------------    ------------    ------------    ------------    ------------
     Total other income (expense)                       (116,000)        (89,000)     (1,104,000)     (1,196,000)     (2,505,000)
                                                    ------------    ------------    ------------    ------------    ------------

  Income (loss) before income taxes                   (1,681,000)         80,000        (905,000)        501,000      (2,005,000)

Income tax benefit (expense)                               6,000         195,000         129,000              --         330,000
                                                    ------------    ------------    ------------    ------------    ------------
  Net income (loss)                                   (1,675,000)        275,000        (776,000)        501,000      (1,675,000)

Other comprehensive income (loss)
  Foreign currency translation, net of tax            (1,464,000)             --      (1,464,000)      1,464,000      (1,464,000)
  Adjustment for unrealized loss on investment                --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
    Total other comprehensive income (loss)           (1,464,000)             --      (1,464,000)      1,464,000      (1,464,000)
                                                    ------------    ------------    ------------    ------------    ------------

  Comprehensive income (loss)                       $ (3,139,000)   $    275,000    $ (2,240,000)   $  1,965,000    $ (3,139,000)
                                                    ============    ============    ============    ============    ============

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Operations
                    For the Quarter Ended February 28, 1999


                                                                    GUARANTOR      NON-GUARANTOR
                                                      PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ------       ------------    ------------    ------------    ------------
Net Sales                                          $         --    $ 12,749,000    $ 15,196,000    $   (697,000)   $ 27,248,000
Cost of Sales                                                --      11,018,000      12,125,000        (697,000)     22,446,000
                                                   ------------    ------------    ------------    ------------    ------------

     Gross profit                                            --       1,731,000       3,071,000              --       4,802,000

Operating expenses                                    1,092,000       2,583,000         919,000        (451,000)      4,143,000
                                                   ------------    ------------    ------------    ------------    ------------

     Income (loss) from operations                   (1,092,000)       (852,000)      2,152,000         451,000         659,000

Other income (expense)
     Parent's share of subsidiaries net income           18,000              --              --         (18,000)           --
     Interest expense                                (2,348,000)       (198,000)     (1,057,000)      1,055,000      (2,548,000)
     Other                                            1,586,000          95,000              --      (1,506,000)        175,000
                                                   ------------    ------------    ------------    ------------    ------------
       Total other income (expense)                    (744,000)       (103,000)     (1,057,000)       (469,000)     (2,373,000)
                                                   ------------    ------------    ------------    ------------    ------------

     Income (loss) before income taxes               (1,836,000)       (955,000)      1,095,000         (18,000)     (1,714,000)

Income tax benefit (expense)                            551,000         249,000        (371,000)             --         429,000
                                                   ------------    ------------    ------------    ------------    ------------

     Net income (loss)                               (1,285,000)       (706,000)        724,000         (18,000)     (1,285,000)

Other comprehensive income (loss)
     Foreign currency translation, net of tax        (1,459,000)             --       1,459,000      (1,459,000)     (1,459,000)
     Adjustment for unrealized loss on investment    (1,574,000)             --              --              --      (1,574,000)
                                                   ------------    ------------    ------------    ------------    ------------
       Total other comprehensive income (loss)       (3,033,000)             --       1,459,000      (1,459,000)     (3,033,000)
                                                   ------------    ------------    ------------    ------------    ------------

     Comprehensive income (loss)                   $ (4,318,000)   $   (706,000)   $  2,183,000    $ (1,477,000)   $ (4,318,000)
                                                   ============    ============    ============    ============    ============

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Operations
                  For the nine months ended February 29, 2000


                                                                 GUARANTOR        NON-GUARANTOR
                                                   PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                   ------        ------------    ------------     ------------   ------------
Net Sales                                        $         --    $ 43,174,000    $ 42,588,000    $ (1,690,000)   $ 84,072,000
Cost of Sales                                              --      32,741,000      36,064,000      (1,690,000)     67,115,000
                                                 ------------    ------------    ------------    ------------    ------------
  Gross profit                                             --      10,433,000       6,524,000              --      16,957,000

Operating expenses                                  4,542,000       9,651,000       4,498,000      (4,359,000)     14,332,000
                                                 ------------    ------------    ------------    ------------    ------------
  Income (loss) from operations                    (4,542,000)        782,000       2,026,000       4,359,000       2,625,000

Other income (expense)
  Parent's share of subsidiaries net loss            (943,000)             --              --         943,000              --
  Interest expense                                 (7,234,000)     (3,619,000)     (3,311,000)      6,496,000      (7,668,000)
  Other                                             7,524,000       3,349,000          35,000     (10,855,000)         53,000
                                                 ------------    ------------    ------------    ------------    ------------
     Total other income (expense)                    (653,000)       (270,000)     (3,276,000)     (3,416,000)     (7,615,000)
                                                 ------------    ------------    ------------    ------------    ------------
  Income (loss) before income taxes                (5,195,000)        512,000      (1,250,000)        943,000      (4,990,000)

Income tax benefit (expense)                               --         (12,000)       (193,000)             --        (205,000)
                                                 ------------    ------------    ------------    ------------    ------------
  Net income (loss)                                (5,195,000)        500,000      (1,443,000)        943,000      (5,195,000)

Other comprehensive income (loss)
  Foreign currency translation, net of tax         (1,650,000)             --      (1,654,000)      1,654,000      (1,650,000)
  Adjustment for unrealized loss on investment             --              --              --              --              --
                                                 ------------    ------------    ------------    ------------    ------------
   Total other comprehensive income (loss)         (1,650,000)             --      (1,654,000)      1,654,000      (1,650,000)
                                                 ------------    ------------    ------------    ------------    ------------
  Comprehensive income (loss)                    $ (6,845,000)   $    500,000    $ (3,097,000)   $  2,597,000    $ (6,845,000)
                                                 ============    ============    ============    ============    ============

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Operations
                  For the nine months ended February 28, 1999


                                                                   GUARANTOR      NON-GUARANTOR
                                                      PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ------      ------------     ------------    ------------    ------------
Net Sales                                          $         --    $ 42,955,000    $ 35,755,000    $ (1,807,000)   $ 76,903,000
Cost of Sales                                                --      35,521,000      28,891,000      (1,807,000)     62,605,000
                                                   ------------    ------------    ------------    ------------    ------------
     Gross profit                                            --       7,434,000       6,864,000              --      14,298,000

Operating expenses                                    2,882,000       8,499,000       2,472,000      (1,579,000)     12,274,000
                                                   ------------    ------------    ------------    ------------    ------------
     Income (loss) from operations                   (2,882,000)     (1,065,000)      4,392,000       1,579,000       2,024,000

Other income (expense)
     Parent's share of subsidiaries net loss         (2,902,000)             --              --       2,902,000              --
     Interest expense                                (5,760,000)       (524,000)     (2,477,000)      2,461,000      (6,300,000)
     Other                                            1,323,000      (3,672,000)          9,000      (4,040,000)     (6,380,000)
                                                   ------------    ------------    ------------    ------------    ------------
       Total other income (expense)                  (7,339,000)     (4,196,000)     (2,468,000)      1,323,000     (12,680,000)
                                                   ------------    ------------    ------------    ------------    ------------
     Income (loss) before income taxes              (10,221,000)     (5,261,000)      1,924,000       2,902,000     (10,656,000)

Income tax benefit (expense)                          1,949,000       1,251,000        (816,000)             --       2,384,000
                                                   ------------    ------------    ------------    ------------    ------------
     Net income (loss)                               (8,272,000)     (4,010,000)      1,108,000       2,902,000      (8,272,000)

Other comprehensive income (loss)
     Foreign currency translation, net of tax        (1,133,000)             --      (1,133,000)      1,133,000      (1,133,000)
     Adjustment for unrealized loss on investment    (1,138,000)             --              --              --      (1,138,000)
                                                   ------------    ------------    ------------    ------------    ------------
       Total other comprehensive income (loss)       (2,271,000)             --      (1,133,000)      1,133,000      (2,271,000)
                                                   ------------    ------------    ------------    ------------    ------------
     Comprehensive income (loss)                   $(10,543,000)     (4,010,000)   $    (25,000)   $  4,035,000    $(10,543,000)
                                                   ============    ============    ============    ============    ============

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Cash Flows
                  For the nine months ended February 29, 2000

                                                                            GUARANTOR    NON-GUARANTOR
                                                              PARENT       SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                              ------       ------------  ------------ -------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
      Net cash provided by (used in)
        operating activities                                 $ (3,826,000) $  2,180,000  $ (4,832,000) $  1,484,000    $ (4,994,000)

CASH FLOW FROM INVESTING ACTIVITIES:
-----------------------------------
    Purchase of property, plant and equipment                    (625,000)   (1,837,000)     (972,000)           --      (3,434,000)
    Acquisition of subsidiaries                                (1,282,000)           --            --            --      (1,282,000)
    Other changes, net                                         (1,505,000)       21,000        85,000       (85,000)     (1,484,000)
                                                             ------------  ------------  ------------  ------------    ------------
       Net cash provided by (used in) investing activities     (3,412,000)   (1,816,000)     (887,000)      (85,000)     (6,200,000)

CASH FLOW FROM FINANCING ACTIVITIES:
-----------------------------------
    Net borrowings (repayments) under line of credit            5,871,000            --            --            --       5,871,000
    Payments on long-term debt and capital leases                 (86,000)   (1,822,000)     (139,000)           --      (2,047,000)
    Sale of common stock, net of issuance costs                    98,000            --            --            --          98,000
    Other changes, net                                             (2,000)      488,000        50,000      (453,000)         83,000
                                                             ------------  ------------  ------------  ------------    ------------
       Net cash provided by (used in) financing activities      5,881,000    (1,334,000)      (89,000)     (453,000)      4,005,000
                                                             ------------  ------------  ------------  ------------    ------------
    NET CHANGE IN CASH                                         (1,357,000)     (970,000)   (5,808,000)      946,000      (7,189,000)

    CASH AT BEGINNING OF PERIOD                                 1,798,000        39,000     6,297,000            --       8,134,000
    EFFECT OF EXCHANGE RATES ON CASH                                   --            --       157,000            --         157,000
                                                             ------------  ------------  ------------  ------------    ------------
    CASH AT END OF PERIOD                                    $    441,000  $   (931,000) $    646,000  $    946,000    $  1,102,000
                                                             ============  ============  ============  ============    ============
SUPPLEMENTAL CASH FLOW:
----------------------
    Noncash operating expenses related to:
       Depreciation                                          $    319,000  $  2,312,000  $  2,067,000  $         --       4,698,000
       Amortization                                                    --       327,000       742,000            --       1,069,000
    Cash paid during the period for:
       Interest                                                 8,860,000     3,609,000     7,880,000   (11,053,000)      9,296,000
       Income taxes                                                    --            --     2,185,000            --       2,185,000

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Cash Flows
                  For the nine months Ended February 28, 1999




                                                               GUARANTOR       NON-GUARANTOR
                                              PARENT          SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                              ------          ------------      ------------       ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
    Net cash provided by (used in)
        operating activities                $ (7,672,000)     $   (386,000)      $  1,717,000     $  1,279,000      $ (5,062,000)

CASH FLOW FROM INVESTING ACTIVITIES:
-----------------------------------
    Purchase of property, plant
        and equipment                         (1,958,000)       (3,903,000)          (779,000)              --        (6,640,000)
    Acquisition of subsidiaries              (69,146,000)          (98,000)                --               --       (69,244,000)
    Other changes, net                        (9,253,000)                           3,027,000        6,226,000                --
                                            ------------      ------------      -------------     ------------      -------------
       Net cash provided by
            (used in) investing
            activities                       (80,357,000)       (4,001,000)         2,248,000        6,226,000       (75,884,000)

CASH FLOW FROM FINANCING ACTIVITIES:
-----------------------------------
    Payments on long-term debt
        and capital leases                    (4,112,000)       (1,219,000)           (36,000)              --        (5,367,000)
    Proceeds from long-term debt              72,622,000                --                 --               --        72,622,000
    Sale of common stock, net
         of issuance costs                     4,872,000                --                 --               --         4,872,000
    Sale of preferred stock, net
         of issuance costs                     6,683,000                --                 --               --         6,683,000
    Other changes, net                                --         5,659,000            335,000       (7,505,000)       (1,511,000)
                                            ------------      ------------      -------------     ------------      ------------
       Net cash provided by
            (used in) financing
            activities                        80,065,000         4,440,000            299,000       (7,505,000)       77,299,000
                                            ------------      ------------      -------------     ------------      ------------

    NET CHANGE IN CASH                        (7,964,000)           53,000          4,264,000               --        (3,647,000)

    CASH AT BEGINNING OF PERIOD                9,398,000         2,063,000                 --               --        11,461,000
    EFFECT OF EXCHANGE RATES ON CASH                  --                             (215,000)              --          (215,000)
                                            ------------      ------------       ------------     ------------      ------------
    CASH AT END OF PERIOD                   $  1,434,000      $  2,116,000       $  4,049,000     $         --       $ 7,599,000
                                            ============      ============       ============     ============      ============
SUPPLEMENTAL CASH FLOW:
----------------------
    Noncash operating expenses
         related to:
       Depreciation                         $    125,000      $  2,191,000       $  1,609,000     $         --       $ 3,925,000
       Amortization                                   --           313,000            597,000               --           910,000
    Cash paid during the period for:
       Interest                                4,845,000           535,000             13,000               --         5,393,000
       Income taxes                              100,000                --            311,000                            411,000
    Noncash investing and financing
         activities:
       Seller financed acquisition
            of property, plant and
            equipment                            128,000           162,000                 --               --           290,000



Inventories consist of the following:

                                                    February 29, 2000                May 31, 1999
                                                    -----------------                ------------
Guarantor subsidiaries
              Raw materials                         $      5,027,000               $    5,074,000
              Work in progress                             6,095,000                    3,788,000
              Finished goods                        $      4,708,000               $    4,702,000
                                                  ------------------              ---------------
                                                    $     15,830,000               $   13,564,000
                                                  ==================              ===============

Non-guarantor subsidiaries
              Raw materials                         $      2,064,000               $    2,300,000
              Work in progress                             8,848,000                    7,690,000
              Finished goods                        $        591,000               $    1,062,000
                                                  ------------------              ---------------
                                                    $     12,503,000               $   11,052,000
                                                  ==================              ===============

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

Substantially all of our revenue is generated by sales to customers in the aerospace, defense, electronics, medical, energy and transportation industries, with aerospace and defense industry sales being the most significant. The electronics, defense, and aerospace industries are cyclical in nature and subject to changes based on general economic conditions and commercial airline industry, defense and government spending.

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

Results of Operations
---------------------

Quarter Ended February 29, 2000 Compared to Quarter Ended February 28, 1999

Net Sales. Net sales decreased by $0.7 million, or 2.7%, to $26.5 million for the quarter ended February 29, 2000, from $27.2 million for the quarter ended February 28, 1999. The European Aerospace Group contributed $13.3 million, down $1.9 million from the $15.2 million contributed during the quarter ended February 28, 1999. We believe that customer inventory evaluation and reduction initiatives, which have also impacted our U.S. Aerospace Group operations over the past year, are the primary cause for the decline in the European Aerospace Group revenue. We expect that our net sales in the European Aerospace Group will be slightly down in the fourth quarter of fiscal 2000 as compared to the corresponding quarter in fiscal 1999. Net sales in the U.S. Aerospace Group were $7.5 million during the quarter ended February 29, 2000, an increase of $0.9 million over the $6.6 million contributed during the quarter ended February 28, 1999. Our U.S. Aerospace Group experienced a decrease in order backlog and corresponding slowdown of product deliveries to Boeing during fiscal 1999. Product deliveries continued to slow through the second quarter of fiscal 2000 but stabilized during the third quarter of fiscal 2000. We expect that sales volume in our U.S. Aerospace Group may start to increase during the fourth quarter of fiscal 2000 due to the signing of a new multiple year supplier contract with Boeing during the third quarter of fiscal 2000. Our U.S. Electronics Group contributed $5.7 million in net sales during the quarter ended February 29, 2000, up $0.2 million from the $5.5 million contributed during the quarter ended February 28, 1999. This increase was primarily attributable to additional sales of products for communications, satellite and weapons systems. We expect the sales volume in our U.S. Electronics Group to remain at current levels or decrease slightly during the fourth quarter of fiscal 2000 due to order timing.

Gross Profit. Gross profit increased by $0.3 million, or 7.2%, to $5.1 million for the quarter ended February 29, 2000, from $4.8 million for the quarter ended February 28, 1999. As a percentage of net sales, gross profit increased to 19.4% for the quarter ended February 29, 2000, from 17.6% for the quarter ended February 28, 1999. The resulting comparative increase in gross profit in the third quarter of fiscal 2000 over the third quarter of fiscal 1999 was primarily due to higher gross margins in our U.S. Electronics Group resulting from manufacturing efficiencies.

Operating Expenses. Operating expenses increased by $0.5 million, or 12.2%, to $4.6 million for the quarter ended February 29, 2000, from $4.1 million for the quarter ended February 28, 1999. As a percentage of net sales, operating expenses increased 2.3 percentage points, to 17.5% for the quarter ended February 29, 2000, from 15.2% for the quarter ended February 28, 1999. The increase in operating expenses is attributable primarily to increased sales and marketing costs, investor relations costs and health insurance costs.

Interest Expense. Interest expense remained essentially the same for each quarter at $2.5 million, with $2.4 million of the interest expense related to our outstanding 11 1/4% senior subordinated notes.

Provision for Income Taxes. Income tax provision was decreased during the quarter ended February 29, 2000, due to a decrease in U.K. taxable earnings and an increase in the estimated current U.S. net operating loss carryback benefit.

Net Income (Loss). Net loss increased by $0.4 million, or 30.4%, to a net loss of $1.7 million for the quarter ended February 29, 2000, from a net loss of $1.3 million for the quarter ended February 28, 1999, due to the factors listed above.

Nine Months Ended February 29, 2000 Compared to Nine Months Ended February 28, 1999

Net Sales. Net sales increased by $7.2 million, or 9.3%, to $84.1 million for the nine months ended February 29, 2000, from $76.9 million for the nine months ended February 28, 1999. The European Aerospace Group contributed $42.6 million, up $6.8 million from the $35.8 million contributed during the nine months ended February 28, 1999. This increase was primarily due to nine months of operations of the European Aerospace Group during the nine month period in fiscal 2000, compared to seven months of operations during the same period in fiscal 1999. The increase in the European Aerospace Group net sales was partially offset by a decrease in net sales of $0.8 million from the U.S. Aerospace Group, which contributed $23.3 million during the nine months ended February 29, 2000, versus $24.1 million contributed during the nine months ended February 28, 1999. Our U.S. Aerospace Group experienced a decrease in order backlog and corresponding slowdown of product deliveries to Boeing during fiscal 1999. This situation continued through the first six months and stabilized in the third quarter of fiscal 2000. We expect that sales volume in our U.S. Aerospace Group may start to increase during the fourth quarter of fiscal 2000 due to the signing of a new multiple year supplier contract with Boeing during the third quarter of fiscal 2000. Our U.S. Electronics Group contributed $18.2 million to net sales during the nine months ended February 29, 2000, up $1.1 million from the $17.1 million contributed during the nine months ended February 28, 1999. This increase was primarily attributable to additional sales of products for communications, satellite and weapons systems. We expect the sales volume in our U.S. Electronics Group to remain at current levels or decrease slightly during the fourth quarter of fiscal 2000 due to order timing.

Gross Profit. Gross profit increased by $2.7 million, or 18.6%, to $17.0 million for the nine months ended February 29, 2000, from $14.3 million for the nine months ended February 28, 1999. This increase was primarily due to nine months of operations of the European Aerospace Group in fiscal 2000 versus seven months in fiscal 1999. As a percentage of net sales, gross profit increased to 20.2% for the nine months ended February

29, 2000, from 18.6% for the nine months ended February 28, 1999. The nine months ended February 28, 1999 included a $1.6 million inventory impairment charge. Without that charge, gross profit would have been $15.9 million, or 20.7% of net sales. The resulting comparative decrease in gross profit as a percentage of net sales during the first nine months of fiscal 2000 from the first nine months of fiscal 1999 was due to lower gross margins in our U.S. Aerospace Group, primarily due to customers' pricing reduction programs and lower sales volumes. We anticipate that gross margins in the fourth quarter of fiscal 2000 may increase slightly over margins achieved during the first nine months of fiscal 2000 due to anticipated increases in sales volume within our U.S. and European Aerospace Groups as mentioned above. The gross profit decrease described above was substantially offset by an improvement in the gross profit of the U.S. Electronics Group resulting from increases in revenue and production efficiencies.

Operating Expenses. Operating expenses increased by $2.1 million, or 16.8%, to $14.3 million for the nine months ended February 29, 2000, from $12.3 million for the nine months ended February 28, 1999. As a percentage of net sales, operating expenses increased 1.0 percentage point, to 17.0% for the nine months ended February 29, 2000, from 16.0% for the nine months ended February 28, 1999. The increase in operating expenses is primarily attributable to nine months of operations in our European Aerospace group in fiscal 2000 versus seven months of operations for the same period in fiscal 1999. In addition, computer system upgrades and other "Y2K" expenditures, increased sales and marketing costs, increased investor relations costs and increased health insurance costs have caused an increase in operating expenses during the first nine months of fiscal 2000.

Interest Expense. Interest expense increased by $1.4 million, or 21.7%, to $7.7 million for the nine months ended February 29, 2000, from $6.3 million for the nine months ended February 28, 1999. This increase was due to nine months of interest expense during 2000 on our 11 1/4% senior subordinated notes, versus seven months of interest expense on these notes in the same period in 1999.

Other Income (Expense). Other income (expense) includes non-recurring and non-operational income and expense for the period. Other expense decreased by $6.9 million, to $1,000, for the nine months ended February 29, 2000. Other expense during the nine months ended February 28, 1999 included non-recurring charges of $3.6 million and $3.1 million related to goodwill and investment valuation allowances, respectively.

Provision for Income Taxes. Income taxes for the nine months ended February 2000 and 1999 primarily represent changes in the valuation allowance to adjust deferred income tax assets to amounts determined to be realizable based upon current operating results, and U.K. tax on U.K. earnings of our European Aerospace Group. At February 29, 2000 we had net operating loss (NOLs) carryforwards for federal income tax purposes of approximately $14.0 million, the benefits of which expire in the tax year 2001 through the tax year 2019. The NOLs created by our subsidiaries prior to their acquisition, and the NOLs created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition, have limitations related to the amount of usage by each subsidiary or consolidated group as described in the Internal Revenue Code. As a result of these limitations, approximately $1.5 million of the $14.0 million of NOLs will never become available. At February 29, 2000 we had net deferred tax assets of $3.4 million, the realization of which is dependent on material increases in present levels of pre-tax income, primarily in the United States. We expect to achieve these increases through continued integration, cross-selling, and operational efficiencies in our businesses, as well as other tax strategies. We anticipate that our effective income tax rate will approach and may exceed the statutory rate in the future as pre-tax income is achieved. In addition, undistributed earnings of our foreign subsidiaries, for which a minimal amount of U.S. income taxes have been provided, aggregated approximately $0.6 million at February 29, 2000.

Net Income (Loss). Net loss decreased by $3.1 million, or 37.2%, to a net loss of $5.2 million for the nine months ended February 29, 2000, from a net loss of $8.3 million for the nine months ended February 28, 1999, due to the factors listed above.

Liquidity and Capital Resources

Liquidity. During the quarter and nine months ended February 29, 2000, our operating activities used cash of $1.7 million and $5.0 million, respectively. Cash at February 29, 2000 was $1.1 million (compared to $8.1 million at May 31,
999), all but $456,000 of which resides at non-guarantor subsidiaries. During the nine months ended February 29, 2000, we borrowed $5.9 million under our U.S. $6.3 million line of credit. In March 2000 we completed a private sale of Common Stock which resulted in net cash proceeds of $4.1 million. We believe that our working capital and unused lines of credit are sufficient to meet our obligations as they become due during fiscal 2000. However, we may need to obtain additional cash after fiscal 2000. Should we need to dispose of assets to generate cash, there is no assurance that the carrying values will be realizable upon liquidation outside of the ordinary course of business. Our inability to obtain additional cash if and when needed could have a material adverse effect on our financial position and results of operations.

Financing. Our primary banking relationships include a revolving line of credit up to $6.3 million for our U.S. operations and a revolving line of credit up to approximately $5.6 million ((pound)3.5 million) for our European operations. As of February 29, 2000, we had drawn $5.9 million on our U.S. line of credit to support working capital needs, and our European line of credit was unused. Subsequent to the end of the quarter, we paid down the U.S. credit line to approximately $2.2 million with proceeds from the sale of Common Stock.

Capital Expenditures. We incurred capital expenditures of $0.9 million during the third quarter of fiscal 2000. The expenditures were primarily for manufacturing equipment and building improvements. The expansion of the manufacturing facility that is used by two divisions of our U.S. Electronics Group resumed in March 2000, having been rescheduled from the second quarter. This expansion is expected to be completed early in fiscal 2001, for a total cost of approximately $800,000, of which approximately $300,000 has already been expended.

Equity Financing - Sale of Common Stock. Subsequent to the end of the third quarter, on March 21, 2000, we closed a private offering (the "Offering") of 1,598,000 shares of Common Stock to 26 accredited investors for net offering proceeds of $4,058,920 (gross proceeds of $4,794,000 less commissions of $735,080), in a transaction exempt from registration under Rule 506, promulgated under the Securities Act of 1933, as amended (the "Securities Act"). We have agreed to use our best efforts to file a registration statement within 60 days after the closing date to register the resale of the shares sold in the Offering. Proceeds from this sale were used to pay down our U.S. credit line.

Exchange of Common Stock for Senior Subordinated Notes. Subsequent to the end of the third quarter, in March 2000, we exchanged an aggregate of $11.3 million in original principal amount of our 11 1/4% senior subordinated notes (the "Notes") for a total of 2,902,806 shares of Common Stock in four exchange transactions (the "Exchanges"). The Exchanges were each conducted with the same noteholder. The issuance of the Common Stock to the noteholder in the Exchanges was exempt from registration under Section 3(a)(9) of the Securities Act. We believe that the noteholder resold all the Common Stock issued in the Exchanges into the public market prior to April 1, 2000. The effect of the Exchanges was to reduce the outstanding principal amount of our Notes from $75 million to $63.7 million, which substantially reduces the semi-annual interest payment on the Notes from $4,218,750 to $3,583,125. The exchanges are expected to result in an approximate cumulative $700,000 net of tax extraordinary gain in the fourth quarter of fiscal 2000.

Acquisition of Nova-Tech Engineering, Inc. We previously announced that we had entered into a stock purchase agreement (the "Stock Purchase Agreement") for the proposed acquisition of Nova-Tech Engineering, Inc. ("Nova-Tech"). Under the Stock Purchase Agreement, we planned to purchase all of Nova-Tech's outstanding stock in exchange for approximately $1.5 million in cash and to pay off certain outstanding debts of Nova-Tech at closing. On February 4, 2000, we terminated the Stock Purchase Agreement as a result of material changes that had occurred in Nova-Tech's business. We continue to believe that Nova-Tech's engineering capabilities will be an important addition to our business, and we subsequently reached a new agreement dated as of March 22, 2000, for the purchase of substantially all of the assets of Nova-Tech (the "Asset Purchase Agreement"). Under the Asset Purchase Agreement, we expect to purchase substantially all of Nova-Tech's assets for a purchase price of $50,000 in cash and to assume or pay off certain of its liabilities at closing. Nova-Tech has scheduled a shareholder meeting for April 26, 2000 to approve the Asset Purchase Agreement. Assuming shareholder approval is obtained, the acquisition is expected to close shortly thereafter. We are currently providing services to Nova-Tech under an Operating Agreement dated April 23, 1999. As of February 29, 2000, we had loaned $2.5 million to Nova-Tech for working capital. These loans were made under the terms of two demand notes dated April 26, 1999 and August 5, 1999. The loans are each secured by substantially all of the assets of Nova-Tech.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delays implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. Management has not determined the impact that the adoption of SFAS No. 133 will have on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB No. 101, as amended by SAB No. 101A, will be effective in the first quarter of the Company's fiscal year 2001. Management has not determined the impact that the adoption of SAB No. 101 will have on the Company's financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions involving Stock Compensations, an interpretation of APB Opinion No. 25. Fin No. 44 will be effective July 1, 2000. However, certain of the conclusions included in the interpretation apply to events occurring after December 15, 1998 or January 12, 2000. The December 15, 1998 effective date applies prospectively after July 1, 2000 to the accounting for certain exercise price modifications made after December 15, 1998 and for the definition of an employee for purposes of determining eligibility to apply APB 25 to accounting for stock option grants to such persons where the grant occurred after December 15, 1998. The January 12, 2000 effective date applies prospectively after July 1, 2000 to certain fixed stock award modifications to add a reload feature after January 12, 2000. Management has not determined the impact that the adoption of FIN No. 44 will have on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate. However, fixed-rate debt obligations issued by us are generally not callable until maturity. The fair value of such instruments approximates their face value, except for the 11 1/4% senior subordinated notes. We receive no direct information on market trading of the notes, but indirect information indicates that as of February 29, 2000, the notes were trading on the open market for approximately 55% to 65% of face value. We do not consider the market risk exposure for interest rates to be material.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in foreign currencies. Since approximately 50% of our transactions are conducted in foreign currency, the exchange rate risk could be material. We have not entered into any hedging activity as of February 29, 2000.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At February 29, 2000, we had purchase commitments for raw materials aggregating approximately $4 million.

We hold an investment in the Common Stock of a public company. We are exposed to risks associated with the quoted equity price of the Common Stock. At February 29, 2000, the reported value of the investment was $19,000.

                                    PART II
                               OTHER INFORMATION
                               -----------------

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business. We are not aware of any material legal proceedings pending or threatened against the Company or any of our properties.


ITEM 2.  CHANGES IN SECURITIES

(a)  None.

(b)  Dividend Payment Restrictions

In connection with the issuance of our 11 1/4% Senior Subordinated Notes due 2005, which have been exchanged for 11 1/4% Series B Senior Subordinated Notes due 2005, we are subject to an Indenture that limits our ability to pay dividends, repurchase our equity securities, make certain other kinds of restricted payments, and incur certain indebtedness. We have never declared or paid cash dividends on the Common Stock. We currently anticipate that we will retain all future earnings to fund the operation of our business, and we do not anticipate paying dividends on the Common Stock in the foreseeable future.

(c)  Private Placement

On March 21, 2000, we closed a private offering (the "Offering") of 1,598,000 shares of Common Stock to 26 accredited investors for net offering proceeds of $4,058,920 (gross proceeds of $4,794,000 less commissions of $735,080), in a transaction exempt from registration under Rule 506, promulgated under the Securities Act. We have agreed to use our best efforts to file a registration statement within 60 days after the closing date to register the resale of the shares sold in the Offering.

(d)  Debt Exchanges

During March 2000, we exchanged an aggregate of $11.3 million in original principal amount of our 11 1/4% senior subordinated notes (the "Notes") for a total of 2,902,806 shares of Common Stock in four exchange transactions (the "Exchanges"). The Exchanges were each conducted with the same noteholder, Post Advisory Group, Inc. The issuance of the Common Stock to the noteholder in the Exchanges was exempt from registration under Section 3(a)(9) of the Securities Act. We believe that the noteholder resold all the Common Stock issued in the Exchanges into the public market prior to April 1, 2000. The effect of the Exchanges was to reduce the outstanding principal amount of our Notes by approximately 15%, from $75 million to $63.7 million, and to reduce the semi-annual interest payment on the Notes from $4,218,750 to $3,583,125.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the period covered by this report. However, we held a special meeting of shareholders on March 20, 2000, for the purpose of approving the issuance of sufficient shares of our Common Stock to permit conversion of our outstanding Series B Convertible Preferred Stock. That meeting was originally scheduled for March 6, 2000, but was adjourned on that date to March 20, 2000, because a quorum was not obtained on March 6. At the meeting on March 20, 2000, the shareholders voted to approve the proposal as follows:

For:           10,364,891
Against:          694,798
Abstain:           88,392

Item 5.   Other Information

Preferred Stock

In May and August 1998, we issued a total of 170,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") and issued related warrants for a total price of $17 million in a private placement to 17 accredited investors. As of April 10, 2000, 111,646 shares of Preferred Stock had been converted into 5,736,215 shares of Common Stock, and 58,354 shares of Preferred Stock remained outstanding.

Upon conversion of a share of Preferred Stock, the holder receives a number of shares of Common Stock equal to $100 divided by the then-applicable conversion price. No holder is entitled to voluntarily convert Preferred Stock that would cause the holder to own more than 9.9% of the Company's outstanding Common Stock at any time.

The conversion price of the Preferred Stock is the lower of (a) $7.20 per share, or (b) the average of the three lowest closing bid prices per share of the Common Stock over the 22 trading days before conversion. At April 10, 2000, the conversion price was $2.20 per share.

Because of Nasdaq National Market System requirements, our agreements with the initial purchasers of the Preferred Stock prohibited us from issuing more than 3,000,000 shares of Common Stock upon conversion of Preferred Stock without obtaining shareholder approval for the issuance of additional shares. Alternatively, the Company would have been permitted to redeem any Preferred Stock whose conversion would cause the issuance of more than 3,000,000 shares of Common Stock, except that the indenture governing our outstanding 11 1/4% senior subordinated notes restricts our ability to redeem Preferred Stock.

On March 20, 2000, at a special meeting of shareholders, the Company's shareholders approved the issuance of sufficient shares of Common Stock to permit conversion of all of the outstanding Preferred Stock. On March 20, 2000, 136,647 shares of Preferred Stock remained outstanding. Between March 21, 2000 and April 10, 2000, 78,293 shares of Preferred Stock were converted into 2,776,442 shares of Common Stock, at conversion prices from $2.20 to $3.27, leaving 58,354 shares of Preferred Stock outstanding on April 10, 2000. We believe that most of the shares of Common Stock that have been issued upon conversion of Preferred Stock have been resold into the public market in reliance upon Rule 144, promulgated under the Securities Act ("Rule 144"). This has had the effect of significantly increasing the number of shares of our Common Stock in the public market.

We previously registered 3,000,000 shares of Common Stock for resale by the holders of Preferred Stock. As of January 31, 2000, the holders of Preferred Stock had resold 2,959,773 shares of the 3,000,000 shares that the Company registered on their behalf. The Company is obligated to register for resale the additional shares of Common Stock issued or issuable upon conversion of Preferred Stock if requested by the holders of Preferred Stock. However, since March 21, 2000, the holders of Preferred Stock have elected instead to resell the shares of Common Stock issued upon conversion in reliance upon Rule 144.

We cannot predict the conversion prices at which the remaining Preferred Stock may be converted, or the actual number of shares of Common Stock into which the remaining Preferred Stock may be converted, because the conversion price varies with the market price of our Common Stock and because each holder has the right to choose both the times at which the holder will convert and the amount that the holder will convert at any particular time. In general, if the market price of the Common Stock rises, fewer shares will be issuable upon conversion, and if the market price of the Common Stock falls, more shares will be issuable upon conversion. However, if all of the outstanding Preferred Stock were converted at $2.20, which was the conversion price on April 10, 2000, it would be converted into an additional 2,654,968 shares of Common Stock.

The conversion of Preferred Stock has resulted in dilution to the equity interests of other holders of our Common Stock and is expected to result in further dilution. This could result in a decrease in the relative voting power of the Common Stock outstanding prior to the conversion of the Preferred Stock. Furthermore, to the extent that the holders of the Preferred Stock convert and then sell their shares of Common Stock, the market price of the Common Stock could decrease because of the additional shares being sold into the market. A reduced price could allow the holders of the Preferred Stock to convert their shares into larger amounts of Common Stock, the sale of which could further depress the market price of the Common Stock and encourage short sales by the holders of the Preferred Stock or others. This could place further downward pressure on the market price of the Common Stock. In addition, the greater number of outstanding shares, the possibility of dilution and decreased market price, and the overhang resulting from the existence of the Preferred Stock could inhibit our opportunities to obtain additional public or private financing when and if needed or on terms acceptable to us. The ability of the holders of Preferred Stock to convert at any time could make it possible, depending on the applicable conversion price, for a group of the holders to convert and retain a sufficient number of shares of Common Stock to effect a change of control of the Company. If that occurred, in addition to the changes that would ordinarily be associated with a change in control, certain changes of control, such as beneficial ownership by a group of more than 35% of the voting power of outstanding stock, could have the effect of requiring us to offer to repurchase the notes held by each holder of the Company's 11 1/4% senior subordinated notes at a cash price equal to 101% of the principal amount, plus accrued interest and possible liquidated damages. We do not currently have sufficient cash to repurchase the Notes, and a failure to offer to repurchase the Notes in the event of such a change of control would constitute a default under the indenture.


Nasdaq

In our Quarterly Report on Form 10-Q for the quarter ended November 30, 1999, we reported that we received a letter from Nasdaq raising a concern regarding the continued listing of our shares of Common Stock on the Nasdaq National Market System because the Common Stock had failed to maintain a minimum bid price greater than or equal to $1.00. The minimum bid price of our Common Stock has exceeded $1.00 since December 29, 1999, and on February 1, 2000 we received a letter from Nasdaq notifying us that the Common Stock was in compliance with the applicable rule and the matter had been closed.

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

a.   Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

 Exhibit
  Number         Description
       2.1       Asset Purchase Agreement, dated as of March 22, 2000, between
                 Pacific Aerospace & Electronics, Inc., Skagit Engineering &
                 Manufacturing, Inc., NOVA-TECH Engineering, Inc., and the
                 Shareholders of Nova-Tech Engineering, Inc./(31)/
       2.2       Exchange Agreement dated as of March 10, 2000, between Pacific
                 Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics,
                 Inc./(31)/
       2.3       Exchange Agreement dated as of March 17, 2000, between Pacific
                 Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics,
                 Inc./(31)/
       2.4       Exchange Agreement dated as of March 23, 2000, between Pacific
                 Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics,
                 Inc./(31)/
       2.5       Exchange Agreement dated as of March 30, 2000, between Pacific
                 Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics,
                 Inc./(31)/
       3.1       Articles of Incorporation of Pacific Aerospace & Electronics,
                 Inc./(6)/
       3.2       Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred
                 Stock, as corrected./(8)/
       3.3       Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred
                 Stock./(20)/
       3.4       Bylaws of Pacific Aerospace & Electronics, Inc./(6)/
       4.1       Form of Stock Purchase Agreement between Pacific Aerospace &
                 Electronics, Inc. and the purchasers in the Company's March
                 2000 private placement./(31)/
      10.1       Amended and Restated Stock Incentive Plan./(5)/
      10.2       Amendment No. 1 to the Amended and Restated Stock Incentive
                 Plan./(19)/
      10.3       1999 Stock Incentive Plan./(30)/
      10.4       Amended and Restated Independent Director Stock Plan./(21)/
      10.5       1997 Employee Stock Purchase Plan./(11)/
      10.6       Employment Agreement, dated June 1, 1997, between Pacific
                 Aerospace & Electronics, Inc. and Donald A. Wright./(9)/
      10.7       Amendment No. 1 to Employment Agreement, dated January 29,
                 1999, between Pacific Aerospace & Electronics, Inc. and Donald
                 A. Wright./(27)/
      10.8       Employment Agreement, dated March 1, 1999, between Pacific
                 Aerospace & Electronics, Inc. and Werner Hafelfinger./(27)/
      10.9       Employment Agreement, dated June 1, 1997, between Pacific
                 Aerospace & Electronics, Inc. and Nick A. Gerde./(9)/
     10.10       Employment Agreement, dated September 1, 1997, between Pacific
                 Aerospace & Electronics, Inc. and Sheryl A. Symonds./(12)/
     10.11       Debt Restructuring Agreement, dated April 6, 1998, between
                 Pacific Aerospace & Electronics, Inc., Orca Technologies, Inc.,
                 Televar, Inc. and MONITRx, Inc./(15)/
     10.12       Commercial Guaranty, dated July 16, 1997, from Pacific
                 Aerospace & Electronics, Inc. to KeyBank National
                 Association./(13)/
     10.13       Sublease between Pacific Aerospace & Electronics, Inc. and Orca
                 Technologies, Inc. dated April 27, 1998./(20)/
     10.14       Demand Promissory Note, dated June 29, 1999, from Orca
                 Technologies, Inc. to Pacific Aerospace & Electronics,
                 Inc./(29)/
     10.15       Security Agreement, dated June 29, 1999, from Orca
                 Technologies, Inc. to Pacific Aerospace & Electronics,
                 Inc./(29)/

     10.16       Demand Promissory Note, dated October 5, 1999, from Orca
                 Technologies, Inc. to Pacific Aerospace & Electronics,
                 Inc./(29)/
     10.17       Agreement Regarding Repayment Under Guarantee, dated October 5,
                 1999, between Pacific Aerospace & Electronics, Inc. and Orca
                 Technologies, Inc./(29)/
     10.18       Promissory Note, dated March 18, 1998, from Pacific Aerospace &
                 Electronics, Inc. to KeyBank National Association./(15)/
     10.19       Security Agreement, dated March 18, 1998, from Pacific
                 Aerospace & Electronics, Inc. to KeyBank National
                 Association./(15)/
     10.20       Facility Letter, dated July 30, 1998, from Barclays Bank plc to
                 Aeromet International plc./(20)/
     10.21       Loan Agreement, dated September 7, 1999, between Pacific
                 Aerospace & Electronics, Inc. and KeyBank National Association.
                 /(29)/
     10.22       Promissory Note, dated September 22, 1998, from Pacific
                 Aerospace & Electronics, Inc. to KeyBank National
                 Association./(22)/
     10.23       Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank
                 National Association./(29)/
     10.24       Commercial Security Agreement, dated September 7, 1999, between
                 Pacific Aerospace & Electronics, Inc. and KeyBank National
                 Association./(29)/
     10.25       Promissory Note, dated September 30, 1998, from Pacific
                 Aerospace & Electronics, Inc. to KeyBank National
                 Association./(22)/
     10.26       Deed of Trust, dated September 30, 1998, between Pacific
                 Aerospace & Electronics, Inc., KeyBank National Association and
                 Land Title Company, Chelan-Douglas County, Inc./(22)/
     10.27       General Terms Agreement No. BCA-65323-0458 dated December 20,
                 1999, between The Boeing Company and Pacific Aerospace &
                 Electronics, Inc. (U.S. Aerospace Group and European Aerospace
                 Group)./(31)/
     10.28       Special Business Provisions No. POP-65323-0519 dated December
                 20, 1999, between The Boeing Company and Pacific Aerospace &
                 Electronics, Inc. (U.S. Aerospace Group and European Aerospace
                 Group)./(1)//(31)/
     10.29       Long Term Agreement No. 0108098 between Northrop Grumman
                 Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998./(1)//(20)/
     10.30       Option to Purchase, dated January 29, 1999, between Pacific
                 Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
     10.31       Real Estate Agreement, dated January 15, 1999, between Pacific
                 Aerospace & Electronics, Inc. and the Port of Chelan County.
                 /(27)/
     10.32       Operating Agreement, dated as of April 23, 1999, between
                 Pacific Aerospace & Electronics, Inc. and Nova-Tech
                 Engineering, Inc./(28)/
     10.33       Demand Promissory Note, dated April 26, 1999 from Nova-Tech
                 Engineering, Inc. to Pacific Aerospace & Electronics,
                 Inc./(28)/
     10.34       Demand Promissory Note, dated August 5, 1999, from Nova-Tech
                 Engineering, Inc. to Pacific Aerospace & Electronics,
                 Inc./(28)/
     10.35       Security Agreement, dated April 26, 1999, from Nova-Tech
                 Engineering, Inc. to Pacific Aerospace & Electronics,
                 Inc./(28)/
        27       Financial Data Schedule./(31)/

_______________
(1) Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.
(3) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on June 19, 1996.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.
(5) Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.
(7) Incorporated by reference to the Company's Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.

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


                                 PACIFIC AEROSPACE & ELECTRONICS, INC.



Date: April 12, 2000             /s/ Donald A. Wright
                                 ---------------------------------------
                                 Donald A. Wright
                                 President, Chief Executive Officer, and
                                 Chairman of the Board
                                 (Principal Executive Officer)



Date: April 12, 2000             /s/ Nick A. Gerde
                                 -----------------
                                 Nick A. Gerde
                                 Vice President Finance, Chief Financial
                                 Officer and Treasurer
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


The following documents are filed as exhibits to this Quarterly Report:


  Exhibit
   Number        Description
        2.1      Asset Purchase Agreement, dated as of March 22, 2000, between Pacific Aerospace & Electronics,
                 Inc., Skagit Engineering & Manufacturing, Inc., NOVA-TECH Engineering, Inc., and the
                 Shareholders of Nova-Tech Engineering, Inc./(31)/
        2.2      Exchange Agreement dated as of March 10, 2000, between Pacific Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace &
                 Electronics, Inc./(31)/
        2.3      Exchange Agreement dated as of March 17, 2000, between Pacific Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace &
                 Electronics, Inc./(31)/
        2.4      Exchange Agreement dated as of March 23, 2000, between Pacific Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace &
                 Electronics, Inc./(31)/
        2.5      Exchange Agreement dated as of March 30, 2000, between Pacific Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace &
                 Electronics, Inc./(31)/
        3.1      Articles of Incorporation of Pacific Aerospace & Electronics, Inc./(6)/
        3.2      Amendment to Articles of Incorporation containing Designation of Rights and Preferences of
                 Series A Convertible Preferred Stock, as corrected./(8)/
        3.3      Amendment to Articles of Incorporation containing Designation of Rights and Preferences of
                 Series B Convertible Preferred Stock./(20)/
        3.4      Bylaws of Pacific Aerospace & Electronics, Inc./(6)/
        4.1      Form of Stock Purchase Agreement between Pacific Aerospace & Electronics, Inc. and the purchasers in the Company's March 2000 private placement./(31)/
       10.1      Amended and Restated Stock Incentive Plan./(5)/
       10.2      Amendment No. 1 to the Amended and Restated Stock Incentive Plan./(19)/
       10.3      1999 Stock Incentive Plan./(30)/
       10.4      Amended and Restated Independent Director Stock Plan./(21)/
       10.5      1997 Employee Stock Purchase Plan./(11)/
       10.6      Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and
                 Donald A. Wright./(9)/
       10.7      Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace &
                 Electronics, Inc. and Donald A. Wright./(27)/
       10.8      Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and
                 Werner Hafelfinger./(27)/
       10.9      Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and
                 Nick A. Gerde./(9)/
       10.10     Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc.
                 and Sheryl A. Symonds./(13)/
       10.11     Debt Restructuring Agreement, dated April 6, 1998, between Pacific Aerospace & Electronics,
                 Inc., Orca Technologies, Inc., Televar, Inc. and MONITRx, Inc./(15)/
       10.12     Commercial Guaranty, dated July 16, 1997, from Pacific Aerospace & Electronics, Inc. to KeyBank
                 National Association./(13)/
       10.13     Sublease between Pacific Aerospace & Electronics, Inc. and Orca Technologies, Inc. dated April
                 27, 1998./(20)/
       10.14     Demand Promissory Note, dated June 29, 1999, from Orca Technologies, Inc. to Pacific Aerospace
                 & Electronics, Inc./(29)/
       10.15     Security Agreement, dated June 29, 1999, from Orca Technologies, Inc. to Pacific Aerospace &
                 Electronic, Inc./(29)/
       10.16     Demand Promissory Note, dated October 5, 1999, from Orca Technologies, Inc. to Pacific
                 Aerospace & Electronics, Inc./(29)

       10.17     Agreement Regarding Repayment Under Guarantee, dated October 5, 1999, between Pacific Aerospace
                 & Electronics, Inc. and Orca Technologies, Inc./(29)/
       10.18     Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank
                 National Association./(15)/
       10.19     Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank
                 National Association./(15)/
       10.20     Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
       10.21     Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and
                 KeyBank National Association./(29)/
       10.22     Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to
                 KeyBank National Association./(22)/
       10.23     Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace &
                 Electronics, Inc. and KeyBank National Association./(29)/
       10.24     Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace &
                 Electronics, Inc. and KeyBank National Association./(29)/
       10.25     Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to
                 KeyBank National Association./(22)/
       10.26     Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank
                 National Association and Land Title Company, Chelan-Douglas County, Inc./(23)/
       10.27     General Terms Agreement No. BCA-65323-0458 dated December 20, 1999, between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(31)/
       10.28     Special Business Provisions No. POP-65323-0519 dated December 20, 1999, between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(1)/(31)/
       10.29     Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing
                 Co., Inc. effective as of April 6, 1998./(1)/(30)/
       10.30     Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and
                 Donald A. Wright./(27)/
       10.31     Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc.
                 and the Port of Chelan County./(27)/
       10.32     Operating Agreement, dated as of April 23, 1999, between Pacific Aerospace & Electronics, Inc.
                 and Nova-Tech Engineering, Inc./(28)/
       10.33     Demand Promissory Note, dated April 26, 1999 from Nova-Tech Engineering, Inc. to Pacific
                 Aerospace & Electronics, Inc./(28)/
       10.34     Demand Promissory Note, dated August 5, 1999, from Nova-Tech Engineering, Inc. to Pacific
                 Aerospace & Electronics, Inc./(28)/
       10.35     Security Agreement, dated April 26, 1999, from Nova-Tech Engineering, Inc. to Pacific Aerospace
                 & Electronics, Inc./(28)/
       27        Financial Data Schedule./(31)/

---------------
/(1)/ Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.
/(2)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.
/(3)/ Incorporated by reference to Amendment No. 1 to the Company's Registration
      Statement on Form SB-2 filed on June 19, 1996.
/(4)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.
/(5)/ Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.
/(6)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.
/(7)/ Incorporated by reference to the Company's Registration Statement of
      Certain Successor Issuers on Form 8-B filed on February 6, 1997.
/(8)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

/(9)/   Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.
/(10)/  Incorporated by reference to the Company's Registration Statement on Form S-8 filed on June 11, 1997.
/(11)/  Incorporated by reference to the Company's Definitive Proxy Statement for its 1997 Annual Shareholders Meeting,
        filed on August 28, 1997.
/(12)/  Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.
/(13)/  Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending November 30,
        1997.
/(14)/  Incorporated by reference to the Company's Registration Statement on Form S-3 filed on December 3, 1997.
/(15)/  Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending February 28,
        1998.
/(16)/  Incorporated by reference to the Company's Current Report on Form 8-K/A, filed on May 1, 1998.
/(17)/  Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 1998.
/(18)/  Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
/(19)/  Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 7, 1997.
/(20)/  Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending May 31, 1998.
/(21)/  Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1998.
/(22)/  Incorporated by reference to the Company's Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending
        August 31, 1998.
/(23)/  Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 30, 1998.
/(24)/  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.
/(25)/  Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.
/(26)/  Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.
/(27)/  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
/(28)/  Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.
/(29)/  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
/(30)/  Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
/(31)/  Filed with this report.