Form 10-K405
period 2000-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2000-08-28
CIK 790023

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended May 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates, based on the closing price for the registrant's Common Stock on the Nasdaq National Market System, as of August 18, 2000: approximately $47,883,758.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of August 18, 2000: Common Stock, $.001 par value ("Common Stock"): 34,261,160 shares.

Documents Incorporated by Reference: None, except certain Exhibits referred to on the list of Exhibits, contained in Item 14 of this report.

                               TABLE OF CONTENTS
                               -----------------

Item of Form 10-K                                                                                                          Page
--------------------------------------------------------------------------------------------------------------------------------
PART I

Item 1 -     Description of Business........................................................................................   1

Item 2 -     Description of Property........................................................................................  23

Item 3 -     Legal Proceedings..............................................................................................  24

Item 4 -     Submission of Matters to a Vote of Security Holders............................................................  24

PART II

Item 5 -     Market for Common Equity and Related Shareholder Matters.......................................................  25

Item 6 -     Selected Financial Data........................................................................................  31

Item 7 -     Management's Discussion and Analysis of Financial Condition and Results of Operations..........................  32

Item 7A -    Quantitative and Qualitative Disclosures About Market Risk.....................................................  41

Item 8 -     Financial Statements...........................................................................................  42

Item 9 -     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................  79

PART III

Item 10 -    Directors and Executive Officers of the Company................................................................  80

Item 11 -    Executive Compensation.........................................................................................  83

Item 12 -    Security Ownership of Certain Beneficial Owners and Management.................................................  88

Item 13 -    Certain Relationships and Related Transactions.................................................................  90

Item 14 -    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................................  91

SIGNATURES..................................................................................................................  97

                                      (i)

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Pacific Aerospace & Electronics, Inc. is an international engineering and manufacturing company specializing in technically demanding components, designs and assemblies for global leaders in the aerospace, defense, electronics, medical, energy, telecommunications, and transportation industries. We design, manufacture, and assemble our products utilizing specialized manufacturing techniques, advanced materials science, process engineering, and proprietary technologies and processes. We are organized into three operational groups:
U.S. Aerospace, U.S. Electronics, and European Aerospace. Each of these groups is composed of a number of operating divisions.

During the 2000 fiscal year, we acquired Skagit Engineering & Manufacturing, Inc. ("Skagit") and NOVA-TECH Engineering, Inc. ("Nova-Tech"). We have combined the operations of Skagit and Nova-Tech, and they now operate as the Engineering & Fabrication Division of our U.S. Aerospace Group. These acquisitions significantly expanded our capabilities and opportunities in the areas of engineering design and metal fabrication. See " - Products, Processes and Markets - U.S. Aerospace Group - Engineering & Fabrication Division." In addition, during the 2000 fiscal year, we formed the Applied Technology Division of our U.S. Electronics Group. This division was formed primarily to take advantage of opportunities to apply our proprietary and patented technologies in the fuel cell, telecommunications, and advanced medical products industries.

References in this Form 10-K to the Company include Pacific Aerospace & Electronics, Inc. and its subsidiaries. Our headquarters are located at 430 Olds Station Road, Third Floor, Wenatchee, Washington 98801, and our telephone number is (509) 667-9600.

Corporate History

We have acquired all but one of our divisions in a series of acquisitions since 1990. We accounted for each of the acquisitions as a purchase. The following chart identifies our three operational groups, the operating divisions that comprise those groups, the year of each acquisition, and the current locations of our operations.

------------------------------------------------------------------------------------------------------
                                                         Year
                                                       Acquired           Current Location
------------------------------------------------------------------------------------------------------
U.S. ELECTRONICS GROUP
------------------------------------------------------------------------------------------------------
Interconnect Division                          1990 and 1998              Wenatchee, Washington
Filter Division                                1995                       Wenatchee, Washington
------------------------------------------------------------------------------------------------------
Bonded Metals Division                         1997                       Sequim, Washington
------------------------------------------------------------------------------------------------------
Display Division                               1998                       Vancouver, Washington
------------------------------------------------------------------------------------------------------
Applied Technology Division                    N/A *                      Wenatchee, Washington
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
U.S. AEROSPACE GROUP
------------------------------------------------------------------------------------------------------
Casting Division                               1995 and 1998              Entiat, Washington and
                                                                          Tacoma, Washington
------------------------------------------------------------------------------------------------------
Machining Division                             1994 and 1995              Wenatchee, Washington
------------------------------------------------------------------------------------------------------
Engineering & Fabrication Division             1999 and 2000              Sedro-Woolley, Washington
                                                                          and Edmonds, Washington
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
EUROPEAN AEROSPACE GROUP
------------------------------------------------------------------------------------------------------
Casting Division                               1998                       Sittingbourne, England
                                                                          Rochester, England and
                                                                          Worcester, England
------------------------------------------------------------------------------------------------------
Forming Division                               1998                       Welwyn Garden City, England
                                                                          and Birmingham, England
------------------------------------------------------------------------------------------------------

* We formed the Applied Technology Division through internal expansion in fiscal 2000.

Business Strengths

Significant Customer Base

We have a strong, diverse international customer base, which includes many of the world's leading companies. Our customers over the past year have included companies such as: Advanced Bionics Corporation, Aeronautical Macchi Manufacturing Corporation ("Aermacchi"), Agilent Technologies, Inc., BAE SYSTEMS plc ("BAE Systems", the result of the merger during the year of two customers - British Aerospace plc and Marconi Electronic Systems), BFGoodrich Company's Aerostructures Group ("BFGoodrich"), The Boeing Company ("Boeing"), Deere & Company, European Aeronautic Defence and Space Company N.V. ("EADS", formed upon the merger of our customers Aerospatiale Matra S.A., Construccciones Aeronauticas S.A., and DaimlerChrysler Aerospace AG), GKN Westland Aerospace, Inc. ("GKN Westland"), Honeywell International Inc. ("Honeywell", formed upon the merger during the year of our customers Honeywell Inc. and AlliedSignal Inc.), Litton Marine

Systems, Inc., Lockheed Martin Corporation, Northern Telecom Ltd. ("Northern Telecom"), Northrop Grumman Corporation ("Northrop Grumman"), Paccar Inc. ("PACCAR"), Parker Hannifan Corporation, Raytheon Company, Rolls-Royce plc ("Rolls-Royce"), Schlumberger Ltd., and TRW Inc. (which acquired our customer Lucas Aerospace during the year).

Diversity of Product Offerings and Capabilities

We design and manufacture a broad range of precision cast, formed, machined, finished, and fabricated metal products, as well as a broad range of specialized electronics components and sub-assemblies. We collaborate with many of our customers to develop products that meet specific design or customization requests. We believe that one of our key strengths is our ability to provide total solutions to our customers. We also believe that our experience and capabilities in providing specialty processes and working with the changing needs of our customers will be beneficial in allowing us to respond to changing market trends in the industries that we already serve and responding to the needs of customers in new markets.

Strong Position in Major Aerospace and Defense Programs

We supply components and parts to Boeing for each of Boeing's 737, 747, 757, 767 and 777 commercial aircraft construction programs and to members of the Airbus consortium for Airbus' A300/310, A318-A321 and A330/340 commercial aircraft construction programs. In addition, we participate in major defense and military aircraft programs in the U.S. and Europe.

Strong Technology Position

We utilize specialized manufacturing techniques, advanced materials science, integrated design, process engineering, and proprietary technologies or processes in the design and manufacture of our products. Our U.S. Electronics Group alone owns 29 U.S. patents and uses a combination of patented technology, trade secrets and other proprietary technology in the manufacture of state-of-the-art electronic components and packages. Our U.S. Aerospace Group has a broad base of expertise in precision machining and the manufacture of cast aluminum products using lost foam, sand and permanent mold casting technologies. The group's Engineering & Fabrication Division employs a sophisticated group of professional engineers, who specialize in turn-key design and build, machine designs, engineering research and development, and total system engineering.
Our European Aerospace Group has specialized expertise in casting aluminum and magnesium products using sand and investment casting techniques and its licensed "Sophia Process" casting technology. The group also has expertise in superplastic forming of titanium sheet and stretch forming of aluminum sheet.
We are continually working to develop new proprietary technologies, and, in addition to the numerous patents that we own or have pending, we maintain an ongoing program of evaluating and protecting our proprietary rights and processes.

Strategies

Our objective is to be a world class manufacturer that generates profitable growth by integrating manufacturing processes, introducing new products, and developing new customers in targeted markets. We believe that pursuing the following business strategies will enable us to increase market penetration, create operating efficiencies, and enhance our competitive position.

Integrate and Consolidate Operations

During the 2000 fiscal year, we made substantial progress in integrating and consolidating our operations. By doing so, we plan to be able to reduce costs and increase operating efficiencies, while providing more complete and faster solutions to our customers. In the past year, we completed the centralization of our information technology infrastructure, adopted and installed new software systems where appropriate, and made changes calculated to improve communications and information flow within and between our operating groups. We simplified our organizational structure, established direct lines of accountability, and enhanced and standardized our business processes. We also standardized a number of manufacturing processes, implemented cellular manufacturing processes and lean manufacturing initiatives, and we are in the process of preparing for and obtaining ISO 9001 or ISO 9002 certification for most of our operations.

Enhance Sales and Marketing Functions

During the 2000 fiscal year, we also solidified our sales force and expanded and redirected our sales representative networks. We have the opportunity to leverage customer relationships to supply more complete systems by providing products that combine the technologies and manufacturing abilities of our different groups. Consequently, we have focused on cross-selling efforts between our operating groups. We have also focused on improving our ability to successfully manage joint sales efforts between our U.S.- and European-based groups.

Offer Complete Solutions

We are vertically integrating our manufacturing processes, with the goal of improving operating efficiencies and increasing profit margins. A key component of this strategy is to use our expertise in advanced materials science and in the manufacture and assembly of precision products to identify new products, services, technologies and markets and to provide customers with total solutions, from design to assembly. Commercial aircraft manufacturers, defense contractors, and leading manufacturers in other industries are continuing to move toward purchasing from a smaller number of suppliers that can supply more complete systems and pre-assembled parts. We are positioning the Company to be one of those suppliers. By producing products that integrate our expertise in casting, forming, machining and fabrication with our expertise in the manufacture of higher-margin connectors, seals, capacitors, filters, and electronic packages, we expect to improve profit margins and position the Company to capture a larger share of our customers' total product requirements.

Diversify Customer Base

We believe that two keys to our long-term success will be diversification of our customer base and expansion of our proprietary technologies into new markets.
We have always believed that our proprietary technologies give us advantages that many of our competitors do not have. Over the past year, we have become even more engineering driven. We do not just make parts based on a drawing - we are able to provide design and modeling services to our customers, as well. To further these efforts, we formed our Applied Technology Division in fiscal 2000. At the same time that our older divisions, such as the Machining Division, are expanding outside their historical roles into new industries, the Applied Technology Division is making opportunities to supply components to the fuel cell, telecommunications, and advanced medical products industries. As a result of these efforts, we plan not only to reduce our reliance on the cyclical aerospace industry, but also to become an important part of emerging industries.

Internal Growth

We have grown historically primarily through acquisition. We believe that there are and will continue to be opportunities to grow and enhance profitability through acquisition. However, we currently plan to focus our growth efforts internally through integration of manufacturing processes, development and refinement of our proprietary technologies and new products, expansion of sales penetration with existing customers, enhancement of engineering and value-added processes, and development of new customers in targeted markets.

Industry Overview

Aerospace

Since 1998, previously favorable trends in the commercial aerospace industry have been tempered by the Asian financial crisis, efforts by airlines and airplane manufacturers to reduce costs, and other events, but industry analysts and aircraft manufacturers still expect overall growth in air traffic patterns and the demand for new aircraft.

Demand for aerospace components is closely related to delivery and use rates for commercial aircraft. Delivery and use rates are in turn directly related to the actual and projected volume of passenger and freight traffic, average aircraft age, and global fleet size. According to the Boeing 1998 Current Market Outlook, world air traffic grew 6% from 1996 to 1997, following a 7% increase in the previous year. However, the Boeing 1999 Current Market Outlook reported that air travel in 1998 varied from the trend, particularly because of decreases in Asian air traffic. In 1999, Boeing revised its estimate for the growth rate of world air travel over the next ten years to a rate of approximately 4.7% per year. In 2000, Boeing estimated growth rate of world air travel over the next 20 years will be approximately 4.8% per year. Airbus forecasts a similar growth rate, of 5% per year. Boeing has also projected that the world jet fleet will grow from an operating fleet of 12,600 commercial aircraft at the end of 1998 to approximately 19,100 aircraft (net of retirements) at the end of 2008 and that the total market potential for new commercial aircraft between 2000 and 2019 is 22,315 commercial aircraft, for a total world fleet in 2019 of 31,755 commercial aircraft.

In 1999, Boeing delivered 620 new commercial aircraft, compared to 559 new commercial aircraft in 1998 and 320 in 1997. In 1999, Airbus delivered 294 new commercial aircraft, compared to 229 in 1998 and 182 in 1997. Boeing has announced that it delivered 275 commercial aircraft through July 31, 2000, as compared to 313 delivered in the first half of 1999. As of July 31, 2000, Boeing had received orders in 2000 for 342 commercial aircraft. Total Boeing orders in 1999 and 1998 were 389 and 648, respectively. As of July 31, 2000, Airbus had announced orders in 2000 for 465 commercial aircraft. Total Airbus orders in 1999 and 1998 were 476 and 556, respectively.

Consolidation of Supply Base

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

Electronics

The electronics industry is enjoying growth in the Company's specific sectors, and researchers expect that growth to continue through at least 2004. According to Fleck Research, a division of Global Connector Research Group, Inc., the top ten manufacturers of connectors, cable assemblies, backplane and interconnect devices combined produced over $11 billion worth of product in 1997, and growth is forecasted at a rate of 4.3% through year 2002. Fleck Research has forecasted that worldwide shipments of those products will grow by 7.1% in 2000. The Company believes that the portion of this market pertaining to hermetic connectors can be estimated at 1%, or $112 million total available market. Additionally, the Company estimates the size of the hermetic electronics packaging market to be approximately $250 million.

Growth in the high reliability electronics industry has been fueled by several factors, including the rapid pace of technological advancement and development of new satellite and telecommunications products. The growth in demand by these sophisticated customers has induced manufacturers to create more complex designs of lighter, more efficient configurations and higher levels of performance. Additionally, international demand for advanced electronics components is growing rapidly as these new developments enter the arena of available solutions.

Products, Processes and Markets

Our products, manufacturing processes and markets in fiscal 2000, and the industry segments in which we operate, are summarized below. For financial information about operational segments and geographic areas, see "Notes to Consolidated Financial Statements - Note 5" in the Company's financial statements for May 31, 2000.


--------------------------------------------------------------------------------------------------------
                                                Manufacturing
Segment        Group          Division            Processes                 Sample Products
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
                U.S.         Interconnect    Design and manufacture    Electronic connectors, packages
            Electronics                                                and assemblies with ceramic
                                                                       and glass hermetic seals
E                          -----------------------------------------------------------------------------
L                            Filter          Design and manufacture    Ceramic discoidal
E                                                                      electromagnetic filters and
C                                                                      capacitors
T                          -----------------------------------------------------------------------------
R
O                            Bonded Metals   Explosive bonding and     Metallurgically welded metals
N                                            forming of dissimilar     for use in electronic
I                                            metals                    connectors and assemblies
C                          -----------------------------------------------------------------------------
S
                             Display         Design and manufacture    Relays and solenoids;
                                                                       ruggedized flat panel displays
                           -----------------------------------------------------------------------------
                             Applied         Design and manufacture    Medical product components;
                             Technology                                fuel cell components
--------------------------------------------------------------------------------------------------------
                U.S.         Casting         Sand; lost foam; and      Aircraft and truck parts
             Aerospace                       permanent mold casting
                            ----------------------------------------------------------------------------
A                            Machining       Precision machining of    Aircraft parts
E                                            bonded and cast metals
R                           ----------------------------------------------------------------------------
O                            Engineering     Metal fabrication;        Tooling and structures for
S                            & Fabrication   design                    aircraft manufacture;
P                                                                      aviation tool design; factory
A                                                                      integration
C           ---------------------------------------------------------------------------------------
E             European       Forming         Hot and superplastic      Jet engine bulkhead
             Aerospace                       titanium forming; cold    components; airframe and
                                             stretch aluminum forming  engine details; aircraft skin
                                                                       panels; leading edges
                            -----------------------------------------------------------------------
                             Casting         Sand casting;             Aircraft parts; aircraft
                                             investment casting;       engine parts; high
                                             Sophia casting;           performance motorsport engine
                                             machining                 and gearbox parts
---------------------------------------------------------------------------------------------------

U.S. Electronics Group

Our U.S. Electronics Group develops, manufactures and markets a wide array of complex hermetically-sealed electronic connectors and assemblies, ceramic capacitors and filters, relays and solenoids, and flat panel display units. These products are used for specialized applications in the aerospace, defense, telecommunications, energy, medical, and electronics industries. Many of these products involve sealing and encapsulation of electronic components and are specifically engineered on a customized basis to withstand degradation or destruction in harsh environments, such as the ocean, space and the human body. These environments experience extremes in temperature, pressure, corrosiveness and impact that can make product repair or replacement difficult or impossible. To meet the demands of these challenging applications, we have developed or acquired numerous patents and many proprietary processes.

     Interconnect Division

In Wenatchee, Washington, our U.S. Electronics Group's Interconnect Division designs and manufactures hermetically sealed electronic connectors, feedthroughs, assemblies and instrument packages. Electronics must be hermetically sealed when used in locations where the external environment can penetrate the unit. One of the division's product lines uses a cost-effective, traditional glass-to-metal seal, which provides an effective seal in less
demanding environments.   This technology is used for products such as waveguide
windows and certain types of electronic feedthroughs. The division's second line of hermetically sealed products uses a more expensive, proprietary ceramic sealant, called Kryoflex(R). The Kryoflex sealant is used in products that must withstand extremely invasive environments, such as satellite and weapons systems, implantable medical devices, down-hole oil drilling tools, and the fiber optic connectors used on the International Space Station. Kryoflex has several formula variations, which make it compatible with many different metal alloys. We manufacture both the glass seal and the ceramic seal products to customer specifications using the division's engineering and design expertise, metallurgical and ceramic analysis capabilities, ceramics formulation, laser welding, and production processes. We form the connectors' packages and assemblies on the division's machining centers, CNC lathes, Swiss screw machines, vacuum brazing furnaces, and CNC-controlled laser welding machines. The division also has the capacity to electroplate and chemically film its products. The division also manufactures hermetically bonded products using our proprietary ceramic adhesive. This ceramic adhesive bonds metals that will not normally bond, such as copper and stainless steel. When combined with our explosive bonding technology, the resulting component is nearly as light as aluminum, making it the preferred product where weight minimization is important, such as in space applications. We also hold patents in metal matrix composite technology and other advanced technologies. The Interconnect Division has been audited and recommended for registration to the ISO 9001 standard and to the AS 9000 standard, which is the internationally recognized aerospace standard.

     Filter Division

Our U.S. Electronics Group's Filter Division designs and manufactures very small, specialized multilayer discoidal (round) ceramic capacitors and filters. These products are advanced electronic circuit filtering devices designed to filter out electromagnetic interference ("EMI") and other undesirable electrical signals that pose significant problems for the manufacturers and users of high-performance, high-reliability electronic systems operating in harsh environments. The division's products include mini screw-in filters for telecommunications, aerospace and defense applications, ring laser gyros, commercial eyelets for IFF (identification friend or foe) systems and satellite amplifiers, high reliability bolt configurations for the space shuttle's main engine controllers, filter pins, custom filter assemblies, and broad band filters for military display systems. The division produces the smallest available multi-layered discoidal capacitor in the industry. The division is an approved supplier of EMI devices to most aerospace and defense contractors, and our U.S. Electronics Group uses these filters in its own hermetically sealed electronic products. The division has a self-contained facility in Wenatchee, Washington with assembly and product testing capabilities. The division has received a number of military and industry qualification ratings. The Filter Division has been audited and recommended for registration to the ISO 9001 and AS 9000 standards.

     Bonded Metals Division

In Sequim, Washington, our U.S. Electronics Group's Bonded Metals Division bonds similar and dissimilar metals, using an explosive metallurgical welding technology. Using this technology, an explosive charge permanently fuses metals on the molecular level. Many of these metals would otherwise be incompatible, such as aluminum and stainless steel. The result is a strong but lightweight metal that can be machined and welded into complex assemblies. The division finishes the metals to the customer's specifications using milling, welding, lathe and rolling techniques, and tests the finished products in its metallurgical lab using non-destructive testing such as dye penetration and ultrasonic scanning. The division also uses its explosive technology to shock-harden metals for use in applications where extremely high tensile strength is required, such as rail track intersections and switch components, and to pressure form complex metal parts. The division's explosively bonded metals are used by our U.S. Electronics Group and other customers in the aerospace, defense, energy, medical, and marine industries. Explosively bonded metals are used to fabricate products for highly specialized applications such as satellites, aircraft and missiles, where weight minimization is a critical factor. The metals are also used for products such as oil drill heads, aircraft engine heat exchange tubes, flanges, and feedthroughs for nuclear particle accelerators, where strength at high temperature and heat dissipation are critical, and for products such as naval interfaces and structures, where galvanic corrosion resistance is a requirement.

     Display Division

Relays and Solenoids. In Vancouver, Washington, our U.S. Electronics Group's Display Division designs, manufactures and markets electromechanical devices, such as relays, solenoids, sensors, electronic assemblies, actuators, and time delays used in a wide variety of satellite, aircraft and military hardware applications. These high reliability but low power switches use only one to ten amperes, making them suitable for applications such as satellite power bus controllers and aircraft fuel control valves. They have also been used in many space vehicles launched by the United States and European countries. The division has specialized equipment for CNC milling, turning and welding that is used for producing these products.

Flat Panel Displays. The Display Division's primary focus is the design and manufacture of ruggedized, optically enhanced liquid crystal displays and optical filters, which allow users to view images at a much higher resolution than standard commercial units. The division's flat panel display product is an extended temperature commercial liquid crystal display sandwiched between specialized layers of glass and optical filters in the front, heating and cooling units, and a computerized optical enhancer, in the back. The entire unit is mounted in a heavy-duty housing. Our flat panel displays are used for high ambient light commercial applications that range from GPS displays and light control filters on private and commercial aircraft to ground vehicle displays and automatic teller machine displays. During fiscal 2000, the division entered into a strategic partnership with NEC Electronics, Inc., a world leader in display technology. The Display Division is ISO 9001 compliant.

     Applied Technology Division

     We formed the Applied Technology Division of our U.S. Electronics Group toward the end of fiscal 2000. The purpose of the division is to apply our proprietary and patented technologies to provide technical solutions to difficulties faced by high-tech manufacturers that are challenged by extreme environmental conditions, primarily in the fuel cell, telecommunications, and implantable medical products industries. The division is focusing on providing solutions in the areas of ceramic diffusion bonding, exotic metals composites, interconnect stability, and thermal stress distribution with biocompatible materials. In the fuel cell area, the division has applied our zirconium-metal fusion technology to the manufacture of a fuel cell generator SOFC (solid-oxide fuel cell) for use in space exploration. Additional research is being performed on planar fuel cell stacks. The division has also used the zirconium-metal fusion technology to assist a manufacturer of neurostimulator devices in overcoming technological barriers. During the year, we also produced a titanium-copper-molybdenum composite electronic enclosure and applied for a patent on this technology, which we believe will allow us to produce even lighter, more durable electronics packages with improved thermal conductivity. The Applied Technology Division is in its infancy, but our goal is to expand this division by leveraging and finding new applications for our existing and new materials science technologies.

U.S. Aerospace Group

     Casting Division

At our facility in Entiat, Washington, our U.S. Aerospace Group's Casting Division designs and manufactures precision cast aluminum parts using permanent mold, sand, and lost foam casting technologies. At our facility in Tacoma, Washington, the division designs and manufactures aluminum, bronze, iron, and steel parts using sand casting technology. We sell the division's cast parts principally to the transportation and aerospace industries. During fiscal 2000, the division began to assist customers in converting components that have traditionally been machined and assembled into lighter weight cast components. The Casting Division has been audited and recommended for registration to the ISO 9002 and AS 9000 standards.

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

Sand Casting. The sand casting process is more appropriate for lower volume parts. It is also appropriate for parts produced in iron and steel, which have high melting temperatures, prohibiting the use of many other casting processes. The division uses this process to produce parts for the aerospace industry, such as housings. This process uses a wood, plastic, or aluminum pattern of the part to be cast. An automatic molding machine hydraulically squeezes molding sand to accurately reproduce the pattern. After the molten aluminum is poured into the mold, the sand is removed, leaving the casting. The sand mold is destroyed in the process, but the sand may be recycled for future moldings. The division also employs an SO\\2\\ core making process, which produces sand cores and molds without the use of heat, providing for more dimensional accuracy and increased productivity.

Lost Foam Casting. The lost foam process is well-suited for producing parts with complex patterns, because it reduces the amount of machining that would be required if the parts had been made with sand or permanent mold castings. We use this process to produce support brackets and housings primarily for the transportation industry. In the lost foam process, the pattern is created from expanded polystyrene beads. The foam pattern is then suspended in a large metal flask and surrounded with dry sand. Molten aluminum is poured directly on the pattern, which vaporizes as the aluminum replaces every detail of the pattern. The lost foam process allows for complex details of a part to be cast with little or no touch-up, and the tooling used to create the polystyrene patterns has an unlimited life because the tooling only comes in contact with the polystyrene beads.

     Machining Division

Our U.S. Aerospace Group's Machining Division operates a precision machine shop in Wenatchee, Washington that produces precision machined components, structural parts and assemblies principally from aluminum, titanium, stainless steel and explosively bonded metals. The division uses computerized numerical control ("CNC") machining cells to manufacture particularly complex components and assembly housings and also provides value-added services, such as painting and electroplating. The division builds its machined products either to customer specifications or according to an engineering and tooling design developed by the division to suit a customer's particular need. The division is directly linked by computer to Boeing to allow immediate access to the drawings for Boeing parts. The division inspects and tests its machined products at various stages of production using non-destructive methods such as X-ray, ultra-sound, manual and computerized measuring instruments, eddy current, and dyes before the products are passed for shipment to the customer. During fiscal 2000, we also added equipment and personnel to this division to give it the capacity to provide sheet metal products. In response to changes in its customers' manufacturing processes, the division often supplies its precision machined parts on a "just in time to point of use" basis.

The Machining Division has historically supplied nearly all of its products to the commercial aerospace and defense industries. However, the division's sales and profitability have been affected by slowdowns at Boeing since approximately fall 1998. As a result, we increased our efforts to reduce the division's dependence on aerospace work. During fiscal 2000, we received significant orders from companies such as Northern Telecom (telecommunications) and Applied Materials, Inc. (semiconductors), for components intended for high-tech, non-aerospace uses that require the precise work of our Machining Division. We are continuing to look for ways to offer our capabilities to leaders in these new markets.

The division's operations are DI-9000A Boeing approved and have been audited and recommended for registration to the ISO 9002 and AS 9000 standards. The division has won numerous quality and service awards from customers.

Our U.S. Aerospace Group also has machining capabilities at its Entiat and Tacoma, Washington facilities to support its Casting Division.

     Engineering & Fabrication Division

Our U.S. Aerospace Group's Engineering & Fabrication Division resulted from the combination of two companies that we acquired in fiscal 2000. In the beginning of the fiscal year, we acquired Skagit Engineering & Manufacturing, Inc., in Sedro-Woolley, Washington. This segment of the business fabricates component parts, completed assemblies and tooling, and fully manufactured industrial products, such as heavy duty mobile transporters for use by aircraft manufacturers in moving large sections during the manufacturing process and complete aircraft automated control assembly line tools. Later in the fiscal year, we acquired NOVA-TECH Engineering, Inc., in Edmonds, Washington. This segment of the business provides comprehensive aerospace design and related engineering services, primarily for the commercial and defense aerospace industries. Our engineering services include aircraft tool design, manufacturing systems, machine design, stress analysis engineering, systems engineering, and technical supervision. This division has 20 CATIA seats, linking it to Boeing's computer system, for access to and delivery of design work. The division recently acquired licenses to the Delmia/Deneb digital manufacturing software platform to assist with design, simulation, control and monitoring of production manufacturing systems. The division also provides tools and machines for non-aerospace industries.

European Aerospace Group

     Forming Division

At our Welwyn Garden City and Birmingham facilities in England, our European Aerospace Group's Forming Division uses hot and cold metal forming technologies to manufacture titanium and aluminum assemblies and details for the commercial aerospace and defense industries. The division also performs finishing, welding, brazing and riveting processes on these parts. Testing of products is done using non-destructive techniques and in-house X-ray facilities. Interactive discussions with customers enable the division to closely match component design to the most suitable forming process. The division is approved to the ISO 9002 standard.

Hot and Superplastic Forming of Titanium.   Our Welwyn Garden City facility
specializes in hot and superplastic forming of titanium, and we believe it has the largest independent capability in the European Union for that process. Unlike most sheet metal materials, titanium and its alloys are extremely difficult to form in a cold condition. To overcome this, we have developed a variety of hot forming processes, including hot die forming, hot brake press forming, superplastic forming, gas blow forming, and hot circular stretch-forming. These processes maximize weight savings, maintain structural integrity, minimize cost, and enable the designer to manipulate the developing alloys into complex shapes. The forming equipment consists of a range of 16 hot forming and superplastic forming presses with tonnage from 150 to 1500 tons. Most forming tools are machined from oxidation resistant nickel chrome steel castings weighing up to four tons. The division designs the necessary tooling using its in-house pattern facility. The division also has the capability to chemically mill three-dimensional components in titanium. We market the division's hot-formed titanium products primarily to the commercial aircraft, helicopter and military aircraft markets. The division's titanium products include jet engine Nacelle bulkhead components, airframe and engine details, and erosion shields for helicopters. The division's titanium products are included on the Airbus model A318-321 and A330/340 aircraft, the Boeing model 737 aircraft, the Dash 8-400 aircraft, the Embraer 135 and 145 aircraft, and the Dornier 728 aircraft.

Cold Forming of Aluminum Alloys. At our Birmingham facility, our European Aerospace Group's Forming Division specializes in the stretch and cold forming of aluminum alloys used for aircraft skin panels, leading edges and acoustic panel liners. Stretch forming is a process well suited to producing aircraft skin panels and leading edges. Specialized equipment in the Birmingham facility has the capability to form sheets up to 8 feet wide and up to 13 feet long, with stretching loads of up to 700 tons being applied. Most tools are machined from oxidation-resistant stainless steel castings, and forming dies up to four tons can be handled. Together with specialist gripper jaws and rotational platen, this enables the division to stretch-form aluminum alloys into a wide variety of shapes and sizes. The division's capabilities extend from design to completion, including tooling design and manufacture, forming, chemical milling, trimming, assembly, and quality control. We market the division's formed aluminum alloy products primarily to the aerospace market.

     Casting Division

In Rochester, Worcester and Sittingbourne, England, our European Aerospace Group's Casting Division manufactures aluminum investment castings and aluminum and magnesium precision sand castings. The division is a European leader in the production of light alloy sand and investment castings for the commercial aerospace and defense sectors. The division is approved to the ISO 9002 standard.

Precision Investment Casting. At our Worcester, England facility, our European Aerospace Group's Casting Division manufactures aluminum investment casting products, including aircraft and defense system components such as electronic enclosures, aircraft engine outer guide vanes, navigation lights, wing tip fences, winglet components, duct stators, and heads up display units. At our Rochester, England facility, the division manufactures aircraft components such as pressure tight fuel connectors. The versatility, accuracy and replicability of the investment casting process provides many advantages over more traditional methods of machining and fabricating metal products from solid components. The investment casting process uses a metal die manufactured to required specifications. The division's precision tooling capabilities permit production of metal dies that incorporate a variety of details and features. A die can be reused to produce the required number of parts without degradation to the original die. The division's production of the die gives the customer an incentive to order additional units of the part from the Company.

Sophia Process Investment Casting. The continual pursuit of product improvement and cost reduction campaigns has led to the installation and efficient utilization of the licensed Sophia casting process at our Worcester facility. Our European Aerospace Group's Casting Division is one of only four licensees of the computerized "Sophia Process," which the division uses to manufacture significantly larger, more complex castings than can be made as a single part using more traditional investment casting processes. Using this technology, the division can produce components up to 1.3 cubic meters in one piece. This process capability, coupled with the development of new and patented alloys, creates a significant opportunity to provide customers with an additional and economic choice when selecting between a machined, fabricated, composite, or cast structure. Parts made with the Sophia Process have relatively thin wall thickness but have strength and ductility values comparable to fabricated, forged and machined solid components. The Sophia Process stringently controls the heat level and process parameters to make lighter but stronger components that resist fracture and fatigue. The process reduces machining, fabrication and assembly costs by eliminating both doublers at material interfaces and the weakness and stress associated with riveted assemblies. The division uses high strength alloys with good castability to ensure that the integrity and enhanced properties from one casting are identical to the next, and to achieve the desired combination of tensile strength, ductility and elongation. Parts made with the Sophia Process are used for the commercial aerospace, defense and transportation industries. Such applications include civil aircraft, military aircraft, missiles and underwater weapons applications and applications for the motorsport industry. Our European Aerospace Group uses the Sophia Process to produce components for the Airbus A320, A330 and A340 aircraft, such as navigation light housings and wing tip fences, as a single part, and to produce slat can wing components for Boeing's 737 aircraft.

Sand Casting. At our Sittingbourne, England facility, our European Aerospace Group's Casting Division manufactures aluminum and magnesium alloy precision sand castings, including machined and finished parts for the commercial aerospace, defense and motorsport industries. Sand casting is suitable for products that are larger than typical investment casting parts. It is also suitable for products that require heavy wall sections. These products include aircraft engine heat exchangers and air intakes, aircraft engine fuel pump housings, aircraft windscreen canopies, and high performance motorsport engine components and gearboxes. For such customer requirements, sand casting provides an effective method of producing components with strength and uniformity. The division has made significant advances in both the process and materials technology for magnesium and aluminum sand castings. The division engineers patterns utilizing computer assisted design technologies to achieve repeatable high casting integrity and enhanced mechanical properties. The division has complete non-destructive testing and inspection facilities, such as dye penetrant flaw detection and X-ray testing of components, as required by the rigorous standards of the aerospace industry.

Machining. Our European Aerospace Group also has a sophisticated machining center that supports the group's casting and forming operations. The group's machining facility has the technical capabilities to provide a full range of machining services for complete production and finishing of components, including design, pattern production, casting and final machining of a component. The machining facility also performs specialized machining of small detail components in steel and titanium.

Sales and Marketing; Distribution

We market our products using a combination of direct sales and outside sales representatives. In addition, we maintain internal customer service staff and engineering capabilities to provide technical support to customers. In the 2000 fiscal year, we have consolidated our marketing efforts within our operating groups and expanded both our direct sales forces and our sales representative networks. In some cases, we have changed sales representatives in order to take advantage of synergies and conduct sales efforts more efficiently. For example, we have recently retained one sales representative organization to represent both our European Aerospace Group and our U.S. Aerospace Group with Boeing. Our U.S. Electronics Group markets its products in the United States, Europe and Asia through a network of manufacturer representatives and resellers, generally established on a geographic basis. Our U.S. Aerospace Group uses both an inside sales force and sales representatives focused on particular regions or customers. This group's marketing efforts have previously focused on the Western United States. Over the past year, particularly with the addition of the Engineering & Fabrication Division and the implementation of a program to coordinate U.S. and European efforts, the group has expanded its marketing efforts beyond its traditional markets, into other regions of the United States and internationally. Our European Aerospace Group utilizes its own employee sales force for sales of its products to customers in the United Kingdom. This internal sales force is organized into two groups, one group responsible for sales of precision castings and one group responsible for metal formed products. The European Aerospace Group also uses independent agents to market its products to customers in countries other than the United Kingdom, including the United States. We believe that we have the opportunity to leverage customer relationships to supply more complete systems by providing products that combine the technologies and manufacturing abilities of our different groups. Consequently, we are emphasizing cross-selling efforts between our operating groups.

Customers

Our top ten customers in terms of revenues during fiscal 2000 were Boeing, Rolls-Royce, PACCAR, Aermacchi, BAE Systems, GKN Westland, Northrop Grumman, Northern Telecom, Honeywell, and BFGoodrich. Only the top 4 customers individually accounted for 5% or more of our revenues, with Boeing at approximately 10%, Rolls-Royce at approximately 7%, PACCAR at approximately 6%, and Aermacchi at approximately 5%. Together, our top ten customers accounted for approximately 46% of our sales during fiscal 2000, and no other customer accounted for more than 2% of our revenues. Because of the relatively small number of customers for most of our products, our largest customers can influence product pricing and other terms of trade. If we were to lose any of our largest customers, or if they reduced or canceled orders, our business and financial performance could be harmed.

Our U.S. Aerospace and European Aerospace Groups currently serve substantially different customer bases in similar markets. For example, the U.S. Aerospace Group supplies components and parts to Boeing for each of Boeing's 737, 747, 757, 767 and 777 commercial aircraft construction programs. The European Aerospace Group supplies components and parts for each of Airbus' A300/310, A320 family, and A330/340 commercial aircraft construction programs. The Company's sales are currently divided approximately equally between the United States and Europe. One of our goals is to take advantage of our position in both the United States and European markets to provide access for our U.S. groups to customers in Europe, and access for our European group to customers in the U.S. Consequently, we are emphasizing cross-marketing efforts between our European and U.S. groups. One of the outcomes of these efforts has been the success of our European Aerospace Group in obtaining new work in the U.K. from Boeing.

Backlog

We sell the majority of our products through individual purchase orders. Many of our customers would have the right to terminate orders by paying the cost of work in process plus a related profit factor. Historically, we have not experienced a large number of significant order cancellations. However, from time to time customers cancel orders as a result of a program being cancelled or for other reasons. As of May 31, 2000, we had purchase orders and contractual arrangements evidencing anticipated future deliveries, which we treat as backlog, through fiscal year 2002 of approximately $80 million. We expect to deliver approximately $70 million of this backlog in fiscal year 2001. As of May 31, 1999, we had backlog through fiscal year 2001 of approximately $100 million. We may not be able to complete all of that backlog and book it as sales if we experience cancellations of pending contracts or terminations or reductions of contracts in progress.

Competition

We have substantial competition in many of the markets that we serve. In the electronics markets, our competitors include Amphenol Corporation, Hermetic Seal Corporation, AVX Corporation, Spectrum Control, Inc., and Electronics Design and Communications Instruments. In the hot forming market, our primary competitors include Die Barnes Group Inc. and the Carsons division of GKN Westland (North America), the second of which we understand will be closing. In the cold forming market, we compete with companies such as AHF and Pendle. In the U.S. sand casting market, we compete with a number of West Coast and Midwest foundries, including ConMetco in Oregon and North Carolina, Production Pattern in California, Progress Foundry in Minnesota, and Wellman Dynamics in Iowa. We also compete with off-shore foundries, which tend to have lower costs. Our competitors in the European sand casting market include SFU, Stones, Haleys, Hitchcock, and Teledyne. In the investment casting market, our competitors include the Cercast Group, Tital and Tritech. In the precision machining market, we compete with a number of regional machine shops. Many of these competitors have greater financial resources, broader experience, better name recognition and more substantial marketing operations than we have, and they represent substantial long-term competition for us.

Components and products similar to those we make can be made by competitors using a number of different manufacturing processes. We believe that our manufacturing processes, proprietary technologies, and experience provide significant advantages to our customers. These advantages include high quality, more complete solutions, competitive prices, and physical properties that meet stringent demands. However, competitors can use alternative forms of manufacturing to produce many of the components and products that we make. In addition, we expect our competitors to continue making new developments, and they could develop products that customers view as more effective or more economical than our products. In addition, our competitors may introduce automation processes and robotics systems that could lower their costs of production substantially. If we are not able to compete successfully against current and future competitors, and respond appropriately to changes in industry standards, our business could be seriously harmed.

Raw Materials

Our European Aerospace Group obtains approximately 70% of its titanium from one supplier and is subject to a lead time of approximately 65 weeks in ordering and obtaining titanium. While the European Aerospace Group generally has managed the ordering process to obtain titanium when needed, a labor strike at the supplier negatively affected the group's ability to obtain timely deliveries of titanium during fiscal 1999 and into the 2000 fiscal year. Although the shortage of titanium did not have a material adverse effect on our European Aerospace Group's business or on our overall financial condition, we lost some business due to customers' dual sourcing contracts, and some customer orders that were expected to be delivered in fiscal 1999 were delayed into fiscal 2000 and 2001. The effect of the strike emphasizes the fact that a failure to obtain titanium or other raw materials when we need them, or significant cost increases imposed by suppliers of raw materials such as titanium or aluminum, could damage our business and financial performance. We generally have readily available sources of all raw materials and supplies that we need to manufacture our products and, where possible, we maintain alternate sources of supply. However, we do not have fixed price contracts or arrangements for all of the raw materials and other supplies that we purchase. We have experienced in the past shortages of, or price increases for, certain raw materials and supplies, and shortages or price increases could occur again in the future. Future shortages or price fluctuations could have a material adverse effect on our ability to manufacture and sell our products in a timely and cost-effective manner.

Proprietary Rights

Significant aspects of our business depend on proprietary processes, know-how and other technology that are not subject to patent protection. We rely on a combination of trade secret, copyright and trademark laws, confidentiality procedures, and other intellectual property protection to protect our proprietary technology. However, our competitors may still develop or utilize technology that is the same as or similar to our technology.

We have 33 U.S. patents, 8 U.S. patent applications pending (including 2 allowed applications), 3 PCT International patent applications pending, 5 patent applications pending in non-U.S. jurisdictions, and 1 European patent enforceable in the U.K. We can provide no assurance that any of the patent applications will result in issued patents, that existing patents or any future patents will give us any competitive advantages for our products or technology, or that, if challenged, these patents will be held valid and enforceable. Most of our issued patents expire at various times over the next 15 years, with 16 patents expiring over the next four years. Although we believe that the manufacturing processes of much of our patented technology are sufficiently complex that competing products made with the same technology are unlikely, our competitors may be able to design competing products using the same or similar technology after these patents have expired.

Despite the precautions that we have taken, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Existing intellectual property laws give only limited protection with respect to such actions, and policing violations of such laws is difficult. The laws of certain countries in which our products are or may be distributed do not protect products and intellectual property rights to the same extent as do the laws of the United States. We could be required to enter into costly litigation to enforce our intellectual property rights or to defend infringement claims by others. Infringement claims could require us to license the intellectual property rights of third parties, but licenses may not be available on reasonable terms, or at all.

Environmental Matters

Our facilities are subject to laws and regulations concerning solid waste disposal, hazardous materials generation, storage, use and disposal, air emissions, waste water discharge, employee health and other environmental matters. Proper waste disposal and environmental regulation are major considerations for us because a number of the metals, chemicals and other materials that we use in our manufacturing processes are classified as hazardous substances and hazardous wastes. If we do not meet permitting and other requirements of applicable environmental laws, we could be liable for damages and for the costs of remedial actions. We could also be subject to fines or other penalties, including revocation of permits needed to conduct our business. Any permit revocation could require us to cease or limit production at one or more of our facilities, which could damage our business and financial performance. We have an ongoing program of monitoring and addressing environmental matters, and from time to time in the ordinary course of business we are required to address minor issues of noncompliance at our operating sites. From time to time, we identify certain operations or processes that lack required permits or otherwise are not in full compliance with applicable environmental laws. Although we believe these items have not been material to date, we maintain an environmental compliance team, and our policy is to take steps to remedy any noncompliance.

Environmental Laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violations. As a generator of hazardous materials, we are subject to financial exposure with regard to our properties even if we fully comply with these laws. In addition, certain of our facilities are located in industrial areas and have lengthy operating histories. As a consequence, it is possible that historical or neighboring activities have affected properties that we currently own, and that, as a result, additional environmental issues may arise in the future, the precise nature of which we cannot now predict. Any present or future noncompliance with environmental laws or future discovery of contamination could have a material adverse effect on our results of operations or financial condition.

Government Regulation

Certain of our products are manufactured and sold under United States government contracts or subcontracts. As with all companies that provide products or services to the United States government, we are directly and indirectly subject to various federal rules, regulations and orders applicable to government contractors. Some of these regulations relate specifically to the seller-purchaser relationship with the government, such as the bidding and pricing rules. Under regulations of this type, we must observe certain pricing restrictions, produce and maintain detailed accounting data, and meet various other requirements. We are also subject to many regulations affecting the conduct of our business generally. For example, in the United States we must adhere to federal acquisition requirements and standards established by the Occupational Safety and Health Act relating to labor practices and occupational safety standards. Violation of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts, or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds. In addition, some of our customers are in the defense industry, and loss of governmental certification by these customers could cause them to reduce or curtail their purchases from us, which could harm our business.

Employees

As of May 31, 2000, the Company had approximately 1,200 employees, of whom approximately 1,070 were engaged in manufacturing functions, 40 in sales and marketing functions, 80 in administrative functions, and 10 in executive functions. Of the employees, approximately 375 were employed by the U.S. Aerospace Group, 530 by the European Aerospace Group, 250 by the U.S. Electronics Group, and 45 by the corporate group. None of our workforce in the United States is unionized. Certain of the European Aerospace Group's manufacturing and engineering employees are represented by labor unions, although all negotiations are carried out through employee work committees. We have not experienced any work stoppages, and we believe that our relationships with our employees are good.

Risk Factors

We need to manage our rapid growth to be successful.

We have experienced rapid growth from both operations and acquisitions. This growth has placed and will continue to place significant demands on our managerial, administrative, financial and operational resources. For example, both our total number of employees and the number of our operating sites nearly doubled as a result of acquiring our European Aerospace Group, which was formed when we acquired Aeromet International PLC in July 1998. Our operating divisions have had different accounting systems, which we have integrated or are in the process of integrating. As we grow and our business operations become more complex, we will need to be increasingly diligent in our business decisions to comply with regulatory and accounting requirements. To manage our growth effectively, we must continue to improve our operational, accounting, financial and other management processes and systems. We must also continue to attract and retain highly skilled management and technical personnel.

We have reported net losses for recent periods, and we may continue to incur net losses.

We reported a net loss of $13,049,000 for our fiscal year ended May 31, 2000 and a net loss of $12,869,000 for our fiscal year ended May 31, 1999. We can offer no assurance that profitable operations will be achieved in the near future or that any profitable operations will be sustained. Our ability to achieve a profitable level of operations in the future will depend on many factors, including our ability to reduce the level of our debt, to assimilate our recent and potential future acquisitions and to finance production, our ability to develop new products, the degree of market acceptance of existing and new products, and the level of competition in those markets in which we operate.

We have significant debt that could have disadvantages for us.

We incurred substantial debt and payment obligations to finance the Aeromet acquisition and ongoing operations. This debt could have important consequences, such as:

     .    making us unable to obtain additional financing in the future,
     . diverting a significant portion of our cash flow to principal and interest payments and away from operations, acquisitions and capital expenditures,
     .    increasing our interest expense, and decreasing our net income,
     . putting us at a competitive disadvantage in relation to competitors with less debt, or
     . limiting our flexibility in adjusting to downturns in our business or market conditions.

If we do not perform well in the future, we might not be able to pay our debt.

Our future financial and operating performance will determine our ability to pay our debt. Many factors affect our performance. Because some of these factors are beyond our control, we might not have sufficient cash flow to make our debt payments when scheduled, or at all. If we do not maintain sufficient cash flow to make our debt payments, we could be forced to:

     .    reduce or delay capital expenditures,
     .    dispose of material assets or operations, potentially at a loss,
     . restructure or refinance our debt at potentially higher rates of interest, or
     . seek additional equity capital, which would probably dilute the value of the shares held by our existing shareholders.

We may not be able to do any of these things, or we may not be able to do them on satisfactory terms. In addition, if we could not repay our secured debt, secured lenders could proceed against any collateral securing that debt.

Our debt limits our flexibility.

We must comply with a number of significant covenants imposed by the agreements that govern our debt. Those covenants restrict a number of our activities, including our ability to:

     .    dispose of or create liens on assets,
     .    incur additional indebtedness,
     .    prepay or amend certain debt,
     .    pay dividends or repurchase stock,
     .    enter into sale and leaseback transactions,
     .    make investments, loans or advances,
     .    engage in acquisitions, mergers or consolidations,
     .    make capital expenditures,
     .    change the business we conduct, or
     .    engage in certain transactions with related parties.

If we breach any of these covenants, the lenders may be able to declare all amounts we owe to be immediately due and payable. As a result, our lenders might terminate their commitments to extend further credit to us. In addition, if there is a change of control of our company, we may be required to repay our debt. Any of these events could harm our business and financial performance.

We may need to raise additional cash.

We believe that our existing cash and credit facilities may be sufficient to meet our obligations as they become due during fiscal 2001. However, we may determine that we need to obtain additional cash during fiscal 2001. Our actual cash needs will depend on many unpredictable factors, including:

     .    cash generated from or used by operations,
     .    interest due on our variable rate debt,
     .    early repayment of debt or other unexpected cash expenditures,
     .    capital expenditures required to remain competitive, and

     . cash required for acquired companies, future acquisitions, if any, and financing transaction costs.

As a result of these factors, we cannot predict accurately the amount or timing of our future cash needs. If we cannot obtain additional cash if and when needed, we may be unable to fund all our obligations as they become due or at all. Should we need to dispose of assets to generate cash, we can offer no assurance that the carrying values will be realizable upon liquidation outside of the ordinary course of business. We also can offer no assurance that existing credit facilities will be renewed and remain available on acceptable terms or at all. Our inability to obtain additional cash if and when needed could have a material adverse effect on our financial position and results of operations, and could severely impact our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result form the outcome of this uncertainty.

We need to manage the risks posed by our acquisitions and our acquisition strategy.

We have historically pursued an aggressive growth strategy. Although we are currently focusing substantially all of our attention on existing operations and on internal growth, we expect to continue to evaluate and pursue potential strategic acquisitions. The success of our strategy depends on our ability to manage the risks associated with acquisitions. These risks include:

     . our ability to assess the value, strengths and weaknesses of acquisition candidates accurately,
     . our effectiveness in implementing necessary changes at newly acquired subsidiaries,
     .    possible diversion of management attention from our operations, and
     . possible increased borrowings, disruption of product development cycles and dilution of earnings per share.

We have incurred substantial losses as a result of some of our acquisitions and investments. Furthermore, the size of our European Aerospace Group has caused and will continue to cause it to have a significant impact on our future financial results. If we do not manage these or other acquisition risks, our acquisition strategy may not succeed.

Maintaining our European Aerospace Group subjects us to additional risks because we have foreign operations.

These risks include:

     . our ability to manage operations in the United Kingdom effectively from our Wenatchee, Washington headquarters,
     . unfavorable changes in foreign government policies, regulations, tariffs, taxes and other trade barriers,
     .    exchange controls and limitations on dividends or other payments, and
     .    devaluations and fluctuations in currency exchange rates.

Our foreign operations also subject us to foreign currency risks.

Because of our European Aerospace Group, we may decide to engage in hedging transactions to protect against losses if the exchange rate between the U.S. dollar and the British pound sterling changes. However, hedging transactions may not completely offset such losses. Our European Aerospace Group has a few contracts that are in European currencies other than British pounds sterling, or in U.S.

dollars. We believe that the conversion of European currencies to the Euro will not have a material adverse effect on the European Aerospace Group's business or financial condition.

We operate in industries that are subject to cyclical downturns.

We operate in historically cyclical industries. The aerospace, defense and transportation industries are sensitive to general economic conditions, and past recessions have adversely affected these industries. In past years, a number of factors have adversely affected the aerospace industry, including increased fuel and labor costs, and intense price competition. Recently, the commercial aircraft industry has experienced a downturn in the rate of its growth due to changing economic conditions and as a result of the financial crisis in Asia, which has caused reduction in production rates for some commercial airline programs. Additional cancellations or delays in aircraft orders from customers of Boeing or Airbus could reduce demand for our products and could have a material adverse effect on our business and financial performance. These cyclical factors and general economic conditions may lead to a downturn in demand for our core products.

The loss of any of our key management or technical personnel could negatively affect our ability to manage our business.

We believe that our ability to successfully implement our business strategy and to operate profitably depends significantly on the continued employment of our senior management team, led by our president, Donald A. Wright, and our significant technical personnel. We have key man life insurance policies on the life of Mr. Wright totaling $8 million. Our business and financial results could be materially adversely affected if Mr. Wright, other members of the senior management team, or significant technical personnel become unable or unwilling to continue in their present employment. In addition, our growth and future success will depend in large part on our ability to retain and attract additional board members, senior managers and highly skilled technical personnel. Competition for such individuals is intense, and we may not be successful in attracting and retaining them, which could interfere with our ability to manage our business.

We need to adapt to technological change and develop new products.

The market for our products is characterized by evolving technology and industry standards, changes in customer needs, adaptation of products to customer needs, and new product introductions. Our competitors from time to time may announce new products, enhancements, or technologies that have the potential to replace or render our existing products obsolete. Our success will depend on our ability to:

     . enhance our current products and develop new products to meet changing customer needs, and achieve market acceptance of those products, and
     . anticipate or respond to evolving industry standards and other technological changes on a timely and cost-effective basis.

We could be subject to product liability claims and lawsuits for harm caused by our products.

We maintain product liability insurance with a maximum coverage of $2 million. However, this insurance may not be sufficient to cover any claims that may arise. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business and financial performance.

Future issuances or resales of a significant number of shares of our common stock could negatively affect the market price of our stock.

Sales of a significant number of shares of common stock in the public market or the prospect of such sales could adversely affect the market price of our common stock. In July 2000, we closed the first installment of a private placement of Common Stock and warrants (the "Summer 2000 private placement"). We plan to file a registration statement to register the resale of up to 5,279,150 shares of Common Stock that have been issued or may become issuable in connection with the Summer 2000 private placement. Of these shares, 3,279,150 relate to warrants, but the number of shares actually issuable upon exercise of all but 464,150 of these warrants cannot be determined at this time. As a result, the actual number of shares that may be issued upon exercise of these warrants could be more or less than the 3,279,150 shares being registered with respect to the warrants. As of August 18, 2000, we have also reserved 2,295,000 common shares for issuance under our publicly traded warrants, 3,353,948 common shares for issuance under options outstanding under our two stock incentive plans, 86,637 common shares for issuance under options outstanding under our independent director stock plan, and 838,609 common shares for issuance under other warrants. We also have an employee stock purchase plan permitting employees to purchase shares of common stock using payroll deductions, subject to certain limits. Shares issued upon exercise of our outstanding warrants or options or pursuant to the employee stock purchase plan would be available for resale in the public markets, subject in some cases to volume and other limitations.

Any future issuance of a significant number of common shares, or any future resales by the holders of a significant number of common shares, or the prospect of such issuances or resales, could negatively affect the market price of our common stock.

ITEM 2.   DESCRIPTION OF PROPERTY

Our principal executive and administrative offices are located at 430 Olds Station Road, Wenatchee, Washington. Our headquarters building provides approximately 18,000 square feet of office space, and is owned by the Company. We also lease approximately 1,800 square feet of office space in Edmonds, Washington, for a base rent of $3,260 per month, subject to annual adjustment, under a lease that expires in 2001, and approximately 873 square feet of office space in Wichita, Kansas, for a base rent of $928 per month, under a lease that expires in 2001.

The location, use and approximate size of the principal owned and leased properties where we conduct our operations are as follows:

----------------------------------------------------------------------------------------------------------------------------
     Group                   Location               Approx.        Own/           Annual           Lease         Mortgage
                                                     Area          Lease           Rent          Expiration       Balance
----------------------------------------------------------------------------------------------------------------------------
U.S.              Wenatchee, Washington                54,000      Lease             $294,000            2007       N/A
                 -----------------------------------------------------------------------------------------------------------
Electronics       Sequim, Washington                   18,355       Own                 N/A               N/A       None
                 -----------------------------------------------------------------------------------------------------------
                  Vancouver, Washington                50,000      Lease             $336,000            2009       N/A
----------------------------------------------------------------------------------------------------------------------------
U.S.              Wenatchee, Washington                42,000      Lease             $213,000            2007       N/A
                 -----------------------------------------------------------------------------------------------------------
Aerospace         Entiat, Washington                   84,000       Own                N/A                N/A       $787,000
                 -----------------------------------------------------------------------------------------------------------
                  Tacoma, Washington                   21,700      Lease             $ 80,000            2008       N/A
                 -----------------------------------------------------------------------------------------------------------
                  Sedro-Woolley, Washington            94,600      Lease             $395,000            2003       N/A
                 -----------------------------------------------------------------------------------------------------------
                  Wenatchee, Washington                41,400      Lease             $166,000            2001       N/A
                 -----------------------------------------------------------------------------------------------------------
                  Wenatchee, Washington                15,000      Lease             $ 82,000            2002       N/A
                 -----------------------------------------------------------------------------------------------------------
                  Everett, Washington                  11,500      Lease             $ 79,000            2003       N/A
                 -----------------------------------------------------------------------------------------------------------
                  Edmonds, Washington                  10,800      Lease             $155,000            2004       N/A
----------------------------------------------------------------------------------------------------------------------------
European          Sittingbourne                        54,500      Lease      (Pounds)258,000            2018       N/A
                 -----------------------------------------------------------------------------------------------------------
Aerospace         Sittingbourne                         7,500      Lease      (Pounds) 50,000            2005       N/A
                 -----------------------------------------------------------------------------------------------------------
                  Rochester                            37,345      Lease      (Pounds)180,000            2001       N/A
                 -----------------------------------------------------------------------------------------------------------
                  Worcester                            40,000      Lease      (Pounds)160,000            2018       N/A
                 -----------------------------------------------------------------------------------------------------------
                  Worcester                            15,000      Lease      (Pounds) 50,000            2003       N/A
                 -----------------------------------------------------------------------------------------------------------
                  Welwyn Garden City                   55,000      Lease      (Pounds)333,000            2018       N/A
                 -----------------------------------------------------------------------------------------------------------
                  Birmingham                           59,000      Lease      (Pounds)236,000            2018       N/A
                 -----------------------------------------------------------------------------------------------------------

Our U.S. Aerospace Group's Engineering & Fabrication Division currently leases the operating facilities in Edmonds, Washington described above. The division has entered into a lease that is expected to commence in October 2000 for approximately 10,000 square feet of space in a building in Mountlake Terrace, Washington, at a base rent of approximately $217,000 per year. We expect either to terminate the Edmonds lease or sublease the space when the new lease becomes effective.

We also own a building in Butler, New Jersey, where part of our U.S. Electronics Group's Interconnect Division was previously located. In July 1999, we moved the New Jersey operations to Wenatchee, Washington. We have leased the approximately 30,000 square foot building to a third party for a term expiring in 2003, at a rate of $11,250 per month.

In January 1999, we executed an agreement with the Port of Chelan County, Washington, giving us an option to purchase three parcels of land at or near our Wenatchee campus for a total of $5.4 million. We purchased the first parcel, which was property next to our Wenatchee campus, for $853,000 in cash, on February 2, 1999. If we exercise our options to purchase both of the remaining two parcels, the purchase of the second parcel would be expected to close in December 2000 and the third would be expected to close in August 2001.

We previously leased approximately 21,390 square feet of office space in Bothell, Washington under a lease that expired in 2003, for base rent of $295,000 per year. We subleased this space to a third party. In November 1999, we negotiated a termination of the lease, which resulted in a reduction of the leased space as of November 19, 1999, and complete termination of the lease as of February 29, 2000.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business. We are not aware of any material legal proceedings pending or threatened against the Company or any of its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 20, 2000, we held a special meeting of our shareholders. The purpose of the meeting was to consider a proposal to approve the issuance of sufficient shares of our Common Stock to permit conversion of our outstanding Series B Convertible Preferred Stock. See "ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS - Series B Convertible Preferred Stock." The meeting was originally called for March 6, 2000, but was postponed until March 20, 2000, because we did not obtain a quorum on March 6, 2000.

At the March 20 meeting, the shareholders of the Company voted to approve the proposal, as follows:

                    FOR:                 10,364,891
                    AGAINST:                694,798
                    ABSTAIN:                 88,392
                    BROKER NON-VOTES:         None

The shareholders did not vote on any other matters at the meeting.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information, Shareholders, and Dividends

Since July 16, 1996, our Common Stock has been traded on the Nasdaq National Market System under the symbol "PCTH", and our public warrants have been traded on the same system under the symbol "PCTHW". Each public warrant entitles the holder to purchase one share of Common Stock at an exercise price of $4.6875 per share.

The Nasdaq National Market System reported the following range of high and low sales prices for our Common Stock and public warrants for each calendar quarter during the period from January 1998 through May 31, 2000, which covers all of the calendar quarters within the Company's 1999 and 2000 fiscal years:

                                                               Common Stock                  Warrants
Calendar Period                                              High           Low           High          Low
1998
First Quarter                                               7.0313         4.1875        3.1250        1.1250
Second Quarter                                              6.9375         5.3125        3.0000        2.3750
Third Quarter                                               7.0000         2.7813        3.0000        1.0000
Fourth Quarter                                              3.0000         1.4375        1.0625        0.5000
1999
First Quarter                                               2.9688         1.6875        0.8750        0.3438
Second Quarter                                              2.1875         1.5000        0.5625        0.3750
Third Quarter                                               1.7812         1.2500        0.6250        0.2500
Fourth Quarter                                              1.5000         0.5938        0.6875        0.1875
2000
First Quarter                                                7.000         1.1250        2.4375        0.2500
Second Quarter (April 1 - May 31, 2000)                     2.7500         1.1875         1.125        0.4062

As of August 18, 2000, the closing sales price on the Nasdaq National Market System for our Common Stock was $1.5625 per share, and for the public warrants was $0.5625 per warrant.

We have never declared or paid cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings to fund the operations, and we do not anticipate paying dividends on our Common Stock in the foreseeable future. Our agreements with our principal lender and the indenture governing our 11 1/4% senior subordinated notes restrict our ability to pay dividends.

Common Stock

As of August 18, 2000, there were 1,028 holders of record of 34,261,160 shares of Common Stock outstanding, and 18 holders of record of 2,295,000 public warrants outstanding, based on the records maintained by our transfer agent. Each share of outstanding Common Stock is entitled to participate equally in dividends as and when declared by the Board of Directors, out of funds legally available therefor, and is entitled to participate equally in any distribution of net assets made to our common shareholders in the event of liquidation of the Company after payment to all creditors of the Company, subject to any preferences that may be granted to any series of preferred stock as to dividends or liquidation. There are no preemptive rights or rights to convert Common Stock into any other securities. The holders of our Common Stock are entitled to one vote for each share held of record on all matters voted upon by our shareholders and may not cumulate votes for the election of directors. Thus, the owners of a majority of the shares of our Common Stock outstanding may elect all of the directors of the Company, and the owners of the balance of the shares of the Common Stock would not be able to elect any directors of the Company.

Preferred Stock

The Company's Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative, participating, optional or other rights of any series of preferred stock, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences, sinking fund terms and the number of shares constituting any series, without shareholder approval, unless such approval is required by applicable law or by the rules of any stock exchange or automated quotation system on which securities of the Company may be listed or traded.
The rights of preferred stock could adversely affect the rights of holders of Common Stock and the market for the Common Stock.

     Series B Convertible Preferred Stock

Preferred Stock Offering. In May and August 1998, we issued a total of 170,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") and issued related warrants, for a total price of $17 million, in a private placement to 17 accredited investors.

Conversion Price. Upon conversion of a share of Preferred Stock, the holder received a number of shares of Common Stock equal to $100 divided by the then-applicable conversion price. The conversion price of the Preferred Stock was the lower of (a) $7.20 per share, or (b) the average of the three lowest closing bid prices per share of the Common Stock over the 22 trading days before conversion. The actual conversion prices ranged between $0.75 and $3.27.

Shareholder Approval. Because of Nasdaq National Market System requirements, our agreements with the initial purchasers of the Preferred Stock prohibited us from issuing more than 3,000,000 shares of Common Stock upon conversion of Preferred Stock without obtaining shareholder approval for the issuance of
additional shares.   Alternatively, we would have been permitted to redeem any
Preferred Stock whose conversion would cause the issuance of more than 3,000,000 shares of Common Stock, except that the indenture governing our outstanding 11 1/4% senior subordinated notes restricted our ability to redeem Preferred Stock. As of January 31, 2000, 33,353 shares of Preferred Stock had been converted into 2,959,773 shares of Common Stock. On March 20, 2000, at a special meeting of shareholders, the Company's shareholders approved the issuance of sufficient shares of Common Stock to permit conversion of all of the outstanding Preferred Stock.

Conversions. On March 20, 2000, immediately prior to the shareholder meeting, 136,647 shares of Preferred Stock remained outstanding. Between March 21, 2000 and June 26, 2000, these shares were converted into 7,076,775 shares of Common Stock. In total, the 170,000 shares of Preferred Stock were converted into 10,136,548 shares of Common Stock.

Resale. The former holders of the Preferred Stock have advised us that they resold all but 77 shares of Common Stock into the public market, either pursuant to a resale registration statement or in reliance on Rule 144. The conversion of the Preferred Stock and resale of the conversion shares has had the effect of significantly increasing the number of shares of our Common Stock in the public market.

Warrants Issued to Preferred Shareholders. The warrants issued in connection with the Preferred Stock may be exercised until May 15, 2001 and entitle the holders to purchase 236,109 shares of Common Stock from the Company at an exercise price of $7.20 per share. The Company expects that it would use the proceeds from exercise of these warrants, when and if they are exercised, primarily for working capital or other corporate purposes.

Warrants

As of August 18, 2000, we had outstanding warrants to purchase Common Stock as follows:

     . warrants to purchase 236,109 shares that (a) were issued in connection with the Preferred Stock offering, (b) have an exercise price of $7.20 per share, and (c) expire on May 15, 2001;

     . publicly traded warrants to purchase 2,295,000 shares of Common Stock, that (a) were issued as part of the units sold in the Company's July 1996 registered public offering ("Units"), (b) have an exercise price of $4.6875 per share, and (c) expire in July 2003;

     . warrants to purchase Units consisting of 180,000 shares of registered Common Stock and publicly traded warrants to purchase 180,000 shares of Common Stock, that (a) were issued to underwriters in the July 1996 public offering, (b) have an exercise price of $3.75 per Unit, and (c) expire in July 2001;

     . warrants to purchase a total of 501,650 shares of Common Stock issued to several employees and consultants of the Company, that (a) have exercise prices ranging from $2.00 to $9.50 per share, and (b) have expiration dates that range from May 2001 to February 2005; and

     . warrants to purchase 385,000 shares that (a) were issued in connection with a private placement in July 2000, (b) have an exercise price of $2.01 per share, and (b) expire in July 2003. See "- Summer 2000 Private Placement."

In addition, in July 2000, we issued warrants to two investors that may become exercisable for a currently indeterminate number of shares. See "- Summer 2000 Private Placement."

The shares of Common Stock issuable upon exercise of our outstanding warrants are either registered for issuance or resale, available for resale under Rule 144, or subject to an obligation to register them for resale. Exercise of these warrants would increase the number of shares of our Common Stock available on the public market and would dilute the interests of existing shareholders.

Summer 2000 Private Placement

The Offering. In July 2000, we closed the first installment of a $3.5 million private placement with two accredited investors. At the initial closing, we issued 1,142,860 shares of common stock and warrants to purchase additional shares to the investors for $2.0 million. We plan to file a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of up to 5,279,150 shares of common stock issued or issuable as a result of the transaction (the "Registration Statement"). Upon effectiveness of the Registration Statement within sixty days after the first closing, a second closing will occur, and the investors will pay an additional $1.5 million and receive 857,140 additional shares of common stock. No additional warrants will be issued at the second closing. The effectiveness of the Registration Statement within 60 days after the first closing is the only condition to the second closing.

Warrants. At the first closing, we issued to the investors warrants to purchase an aggregate of 385,000 shares of our Common Stock at an exercise price of $2.01 per share (subject to certain adjustments), exercisable through July 27, 2003 (the "Closing Warrants") and warrants to purchase a currently indeterminate number of shares as described below (the "Adjustable Warrants" and the "Vesting Warrants" and, together with the Closing Warrants, the "Warrants").

Adjustable Warrants. The purpose of the Adjustable Warrants is to provide a mechanism for resetting the price of the shares of common stock purchased by the investors in the transaction if the market price of our Common Stock does not achieve and maintain a specific level. Adjustable Warrants are exercisable by the investors at an exercise price of $.001 per share for fifteen trading days following each of three vesting dates. The vesting dates begin on the twentieth trading day after the effectiveness of the Registration Statement and end on the sixtieth trading day after the effectiveness of the Registration Statement. The Adjustable Warrants expire fifteen trading days after the third vesting date.

Vesting of Adjustable Warrants. On each vesting date, the Company and the investors will determine, based on a formula contained in the Adjustable Warrants, whether the warrants have become exercisable for any warrant shares. Under the formula, the number of shares issuable would depend on the average closing price of our Common Stock for the five trading days before each vesting date. If the average closing price of our Common Stock is less than $1.91 per share during the applicable period preceding a vesting date, the formula will be applied to determine the number of shares that are issuable to the investors upon exercise of the warrants as of that vesting date. If the average closing price of our Common Stock is $1.91 or above during the applicable period preceding a vesting date, no shares of Common Stock will be issuable as of that vesting date. In addition, if the average closing price of our Common Stock exceeds $2.19 per share for any 20 consecutive trading days, no further vesting will occur and no more shares will become issuable under the Adjustable Warrants.

Vesting Warrants. The purpose of the Vesting Warrants is to provide for penalty shares to be issued to the investors upon occurrence of any of several specified events. The events include, among other events, certain acquisitions or mergers, our failure to deliver certificates to the holders in a timely manner, a material breach by us under the transaction documents, the delisting of our Common Stock for ten consecutive days, or our failure to obtain an effective Registration Statement in a timely manner and maintain the Registration Statement effective for the required time period. The Vesting Warrants expire five business days after the expiration of the Adjustable Warrants.

Adjustments. The vesting dates and expiration dates contained in the Warrants and the numbers of shares issuable upon exercise of the Warrants are subject to adjustment under certain circumstances.

Limitation. We cannot yet predict how many shares of Common Stock, if any, may become issuable upon exercise of the Adjustable Warrants or the Vesting Warrants. However, the Adjustable Warrants and the Vesting Warrants, by their terms, cannot be exercised for a number of shares greater than the number that we may issue without shareholder approval under applicable Nasdaq rules. In the event that the number of shares issuable would exceed the number of shares permitted to be issued without shareholder approval under applicable Nasdaq rules, we would be entitled either to redeem the excess shares (if and to the extent permitted by our lenders) or to obtain shareholder approval for the issuance of the additional shares.

Potential Effect of Warrant Shares. Shares of the Common Stock that may become issuable upon exercise of the Adjustable Warrants or the Vesting Warrants could result in a currently indeterminate amount of dilution to the equity interests of the holders of our Common Stock. To the extent that shares of Common Stock become exercisable under these warrants, the market price of our Common Stock could decrease because of additional shares being sold into the market. A reduced price could allow the warrant holders to exercise the Adjustable Warrants for additional shares of Common Stock on subsequent Vesting Dates, the sale of which could further depress the market price of the Common Stock and encourage short sales of our Common Stock. In addition, the possibility of dilution and decreased market price could inhibit our opportunities to obtain additional public or private financing when and if needed or on terms acceptable to us.

Spring 2000 Private Placement

In March 2000, we closed a private offering of 1,598,000 shares of Common Stock to 26 accredited investors for net offering proceeds of $4,058,920. We subsequently filed a registration statement to register the resale of the shares sold in the offering. The registration statement was declared effective on May 10, 2000.

Registration Rights

We are obligated to register the resale of the following shares:

CCEC. Continental Capital & Equity Corporation ("CCEC") has the right, through April 17, 2003, to require us to file a resale registration statement with respect to up to 200,000 shares issuable upon exercise by CCEC of warrants held by them.

Summer 2000 Private Placement. The Company is obligated to file one or more resale registration statements to register the resale of the shares issued or issuable in connection with the Summer 2000 private placement. We expect to file a registration statement to register the resale of up to 5,279,150 of these shares during August 2000. The shares issued or issuable in connection with the Summer 2000 private placement include:

     .    1,142,860 shares issued at the first closing;

     . 857,140 shares issuable upon effectiveness of the registration statement;

     . up to 385,000 shares issuable upon exercise of warrants held by the investors; and

     . a currently indeterminate number of shares issuable upon exercise of additional warrants held by the investors.

In addition, the Company is obligated to register for resale up to 79,150 shares issuable upon exercise of warrants held by the placement agent in the Summer 2000 private placement.

Nasdaq

In our Quarterly Report on Form 10-Q for the quarter ended November 30, 1999, we reported that we received a letter from Nasdaq raising a concern regarding the continued listing of our shares of Common Stock on the Nasdaq National Market System because the Common Stock had failed to maintain a minimum bid price greater than or equal to $1.00. In our Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, we reported that on February 1, 2000 we received a letter from Nasdaq notifying us that the Common Stock was in compliance with the applicable rule and the matter had been closed. Although the minimum bid price of our Common Stock has exceeded $1.00 since December 29, 1999, we cannot provide any assurance that this situation will not occur again in the future.

Indemnification

The Company agreed to indemnify the holders of the Preferred Stock and the investors in the Summer 2000 Private Placement, and those holders and investors agreed to indemnify the Company, against certain liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

Transfer Agent and Registrar

The Transfer Agent and Registrar for our Common Stock and publicly traded warrants is Interwest Transfer Co., Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data presents selected historical financial data of the Company as of and for the years ended May 31, 1996, 1997, 1998, 1999, and 2000, and is derived from the Company's audited financial statements. This data should be read in conjunction with the Company's Financial Statements and Notes thereto, the Independent Auditors' Report, and Management's Discussion and Analysis of Financial Condition and Results of Operations. The independent auditors' report contains an explanatory paragraph that states that the Company's recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and the following selected financial data do not include any adjustments that might result from the outcome of that uncertainty.

                                                            Years Ended May 31,
                                        -------------------------------------------------------------
                                            (in thousands, except percentage and per share data)
                                          1996        1997          1998         1999           2000
                                        -------     -------       -------     --------       --------
Statement of Operations Data:
  Net sales/(1)/....................    $20,725     $34,175       $54,099     $107,366       $112,694
  Cost of sales.....................     16,439      25,969        39,487       86,302         92,063
                                        -------     -------       -------     --------       --------
  Gross profit......................      4,286       8,206        14,612       21,064         20,631
  Operating expenses................      4,869       6,259         9,872       22,039         24,533
                                        -------     -------       -------     --------       --------
  Income (loss) from operations.....       (583)      1,947         4,740         (975)        (3,902)
  Net interest (expense)............       (498)       (384)         (755)      (8,140)        (9,862)
  Other income (expense)............         15         169          (853)      (6,393)            33
                                        -------     -------       -------     --------       --------
 Income (loss) before taxes and
  extraordinary item................     (1,066)      1,732         3,132      (15,508)       (13,731)

    Extraordinary item, net of tax            -           -             -            -            703
  Income taxes benefit (expense)....         67         (50)          482        2,639            (21)
                                        -------     -------       -------     --------       --------
    Net income (loss)...............    $  (999)    $ 1,682       $ 3,614     $(12,869)      $(13,049)
                                        -------     -------       -------     --------       --------
  Net income (loss) per share:
    Basic...........................       (.16)        .18           .29         (.74)          (.59)
    Diluted.........................       (.16)        .17           .27         (.74)          (.59)
  Shares used in computation of
  income (loss) per share:
    Basic...........................      6,209       9,500        12,486       17,359         21,955
    Diluted.........................      6,209      10,036        13,606       17,359         21,955
Other Financial Data:
  EBITDA/(2)/........................   $   288     $ 3,305       $ 6,944     $ 10,669       $  9,004
  EBITDA margin/(3)/.................       1.4%        9.7%         12.8%         9.9%           8.0%
 Depreciation, amortization, and
  impairment of long-lived assets....   $   871     $ 1,358       $ 2,204     $ 11,644       $ 12,906
  Capital expenditures...............     1,293       2,739        10,290        8,281          4,867

                                                                     At May 31,
                                              -------------------------------------------------------
                                                                (in thousands)
                                                1996        1997      1998        1999         2000
                                              -------     -------    -------    --------     --------
Balance Sheet Data:
  Cash and cash equivalents.............      $   725     $ 3,048    $11,461    $  8,134     $  2,154
  Working capital.......................          952      13,090     25,599      38,329       29,181
  Total assets..........................       27,649      35,752     78,580     158,727      143,582
  Long-term debt (including current                                               83,410       70,528
    portion)............................        6,404       4,233     11,233
  Shareholders' equity..................       12,539      25,619     56,142      54,019       49,768

------------------------
/(1)/ The increases in net sales are attributable to acquisitions by the Company and internal growth. See "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
/(2)/ "EBITDA" represents income (loss) from operations plus depreciation, amortization, and non-cash asset impairment expense. EBITDA should not be construed as an alternative to (i) net income, as defined by generally accepted accounting principles, as an indicator of the Company's operating performance or (ii) cash flow, as defined by generally accepted accounting principles, as a measure of liquidity.
/(3)/  "EBITDA margin" represents EBITDA as a percent of net sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
  This section and the "Description of Business" section of this Form 10-K contain "forward-looking statements." These forward-looking statements are not guarantees of the Company's future performance. They are subject to risks and uncertainties related to business operations, some of which are beyond the Company's control. Any of these risks or uncertainties may cause actual results or future circumstances to differ materially from the forward-looking statements set forth in this section under the captions "Overview" and "Liquidity and Capital Resources," and in "Description of Business" under each of the captions in that section.
--------------------------------------------------------------------------------

  Overview
  --------

  We have historically been an active consolidator of companies, and our results of operations have been substantially affected by acquisitions. We have acquired and integrated twelve companies since 1990. See "Description of Business -Corporate History." These acquisitions, as well as internal growth in our existing and acquired businesses, have resulted in substantial increases in net sales. Our operating expenses and margins and other expenses also have been affected by certain expenses directly associated with the acquisitions and related capital raising transactions. We have experienced substantial increases in all other expense categories as a result of the increases in our operations. A portion of these expenses is attributable to the assimilation of acquired operations into our existing businesses.

  In July 1998, we acquired Aeromet International PLC ("Aeromet"), which forms the core of our European Aerospace Group. Aeromet is a manufacturer of magnesium and aluminum precision sand and investment castings, and of titanium and aluminum formed sheet products, with five locations in England. The Aeromet acquisition has had a significant effect on our operations and on comparisons of income, expense, and balance sheet items in periods after July 1998. Our financial results for fiscal 1999 included ten months of operations of Aeromet.

  Substantially all of our revenues are generated by sales to customers in the commercial aerospace, defense, electronics, medical, energy, telecommunications, and transportation industries, with commercial aerospace and defense industry sales being the most significant. The commercial aerospace and defense industries are cyclical in nature and subject to changes based on general economic conditions, and on commercial airline industry, defense and government spending. See "Description of Business - Industry Overview" and "-Risk Factors."

  Our operations focus on developing, manufacturing and marketing high performance electronics and metal components and assemblies. Our electronics products are characterized by relatively low volumes and high margins. In comparison, volumes have historically been higher and margins lower for our metals products. We believe that margins will remain higher for electronic and assembled products than for our metal products. Products incorporating both electronics and metal parts are expected to generate margins closer to electronics product margins. As a result of margin differences, changes in product mix among our electronics, assembled and metals products can be expected to affect our overall margins.

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

Results of Operations
---------------------

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with our consolidated financial statements presented in this Form 10-K.

The following table sets forth certain of our historical statement of operations data for the periods indicated, expressed in dollars (in thousands) and as a percentage of net sales.

                                                                        Years Ended May 31,

                                    ----------------------------------------------------------------------------------------------
                                          1996               1997              1998                1999                  2000
                                    ---------------     ---------------    --------------    -----------------     ---------------
Net sales........................   $20,725   100.0%     34,175   100.0    54,099   100.0%   $ 107,366   100.0     112,694   100.0%
Cost of sales....................    16,439    79.3      25,969    76.0    39,487    73.0       86,302    80.4      92,063    81.7
                                    ---------------     ---------------   ---------------    -----------------    ----------------
Gross profit.....................     4,286    20.7       8,206    24.0    14,612    27.0       21,064    19.6      20,631    18.3
Operating expenses...............     4,869    23.5       6,259    18.3     9,872    18.2       22,039    20.5      24,533    21.8
                                    ---------------     ---------------    --------------    -----------------    ----------------
Income (loss) from operations....      (583)   (2.8)      1,947     5.7     4,740     8.8         (975)   (0.9)     (3,902)   (3.5)
Net interest expense.............      (498)   (2.4)       (384)   (1.1)     (755)   (1.4)      (8,140)   (7.6)     (9,862)   (8.8)
Other income (expense)...........        15     0.0         169     0.5      (853)   (1.6)      (6,393)   (6.0)         33     0.0
Extraordinary item...............         -       -           -       -         -       -            -       -         703     0.6
Income tax benefit(expense)......        67     0.3         (50)    0.1       482     0.9        2,639     2.5         (21)    0.0
                                    ---------------     ---------------    --------------    -----------------    ----------------
Net income (loss)................   $  (999)   (4.9)%   $ 1,682     4.9%   $3,614     6.7%   $ (12,869)  (12.0)%  $(13,049)  (11.6)%
                                    ---------------     ===============    ==============    =================    ================
EBITDA/(1)/......................   $   288     1.4 %   $ 3,305     9.7%   $6,944    12.8%   $  10,669     9.9%   $  9,004     8.0%
                                    ===============     ===============    ==============    =================    ================

/(1)/ We calculate EBITDA (earnings before interest, taxes, depreciation, amortization, and non-cash asset impairment) by adding depreciation, amortization, and non-cash asset impairment expense to operating income (loss). This measure may not be comparable to similarly titled measures reported by other companies.

Year Ended May 31, 2000 Compared to Year Ended May 31, 1999

Net Sales. Net sales increased by $5.3 million, or 5.0%, to $112.7 million for fiscal 2000 from $107.4 million in fiscal 1999. The increase in revenue was primarily due to a full year of operations in our European Aerospace Group (a $4.1 million increase) and the addition of our U.S. Aerospace Group's Engineering & Fabrication Division (a $6.7 million increase), offset by reduced sales volume in our U.S. Aerospace Group's Machining Division (a $7.1 million decrease). The Machining Division continues to be affected by decreases in production of certain aircraft models and inventory minimization initiatives at Boeing, the division's largest customer.

Gross Profit. Our gross profit as a percentage of sales for the year was 18.3%, compared to 19.6% in fiscal 1999. This decrease was primarily due to low sales volumes in our aerospace and transportation production facilities. These facilities traditionally have a high amount of fixed costs which, when coupled with low sales volumes, cause the gross profit to decrease. Pricing pressure from customers has also led to low overall gross profit in the aerospace and transportation markets.

Operating Expenses. Operating expenses increased by $2.5 million, or 11.3%, to $24.5 million for fiscal 2000 from $22.0 million in fiscal 1999. This increase in operating expenses is primarily due to a full year of operations in our European Aerospace Group and the addition of our U.S. Aerospace Group's Engineering & Fabrication Division. Operating expenses include non-cash charges related to the impairment of long-lived assets, primarily goodwill, of $5.2 million in fiscal 2000 and $4.9 million in fiscal 1999. We review long-lived assets and identifiable intangibles for potential impairment of value whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. During the fourth quarter of fiscal 2000, due to continuing losses and continued weakness in the commercial aerospace and transportation industries, our evaluation resulted in the realization of a $4.6 million impairment of goodwill and a $600,000 property impairment related to our U.S. Aerospace Group. We will continue to evaluate the Company's assets, especially in our U.S. Aerospace Group, on a quarterly basis until such time as our divisions become consistently profitable. Our future evaluations could result in additional impairment charges for goodwill and for property and equipment.

EBITDA. EBITDA decreased by $1.7 million, or 15.9%, to $9.0 million for fiscal 2000 from $10.7 million in fiscal 1999. As a percentage of net sales, EBITDA decreased to 8.0% in fiscal 2000 from 9.9% in fiscal 1999. The decrease in EBITDA as a percentage of net sales during this period was primarily attributable to decreased gross profit due to the decline in commercial aerospace and transportation net sales.

Net Interest Expense. Net interest expense increased by $1.7 million, or 21.2%, to $9.9 million for fiscal 2000 from $8.1 million in fiscal 1999. This increase was primarily due to a full year of interest expense associated with our 11 1/4% senior subordinated notes, and higher average outstanding balances on our revolving lines of credit.

Other Income (Expense). Other income (expense) represents non-recurring and non-operational income and expense for the period. Other expense decreased by $6.4 million, from $6.4 million expense in fiscal 1999 to other income of $33,000 in fiscal 2000. Prior year other expense was primarily composed of a non-cash charge related to the write down of our investment in unregistered common stock of Orca Technologies, Inc.

Extraordinary Item. In March 2000, we exchanged an aggregate of $11.3 million in original principal amount of our 11 1/4% senior subordinated notes for a total of 2,902,806 shares of common stock. This exchange was accounted for as an early extinguishment of debt, and as such, a net of tax gain of $703,000 has been recorded in the accompanying financial statements as an extraordinary item.

Net Income. Net income decreased by $180,000, to a net loss of $13.0 million for fiscal 2000 from a net loss of $12.9 million in 1999, primarily as a result of the factors discussed above.

Year Ended May 31, 1999 Compared to Year Ended May 31, 1998

Net Sales. Net sales increased by $53.3 million, or 98.5%, to $107.4 million for fiscal 1999 from $54.1 million in fiscal 1998. The significant increase in net sales for fiscal 1999 from fiscal 1998 included a significant net sales contribution from Aeromet (a $52.8 million increase) and an increase in electronic products in aerospace, satellite and weapons systems (a $3.5 million increase), offset by a decrease in commercial aerospace and transportation net sales (a $3.0 million decrease). The commercial aerospace industry net sales decrease was primarily attributable to decreases in production of certain aircraft models and inventory minimization initiatives at Boeing.

We completed the Aeromet acquisition in July 1998. This acquisition expanded our operations to the European aerospace and defense markets, as well as adding to our core competencies in casting and forming. See "Description of Business - Products, Processes and Markets - European Aerospace Group." Accordingly, net sales for fiscal 1999 also included ten months of operations of Aeromet, contributing $52.8 million in net sales.

Gross Profit. Gross profit increased by $6.5 million, or 44.5%, to $21.1 million for fiscal 1999 from $14.6 million in fiscal 1998. As a percentage of net sales, gross profit decreased to 19.6% in fiscal 1999 from 27.0% in fiscal 1998. This percentage decrease was primarily attributable to three factors. First, the addition of Aeromet caused consolidated average margins to be lower since casting segment gross profits have been historically lower, generally in the 18% to 22% range (gross profits on Aeromet net sales for fiscal 1999 were 20%). Second, commercial aerospace net sales decreased during fiscal 1999; and third, we recorded approximately $2.2 million in non-recurring adjustments to inventories, which reduced gross profit margin by 2.1% for fiscal 1999.

Operating Expenses. Operating expenses increased by $12.2 million, or 123.2%, to $22.0 million for fiscal 1999 from $9.9 million in fiscal 1998. The Aeromet acquisition added $2.7 million, corporate operational costs added $2.5 million, $2.2 million was attributable to general cost increases in operating businesses, and $4.9 million was due to non-cash impairment of long-lived assets, primarily goodwill.

EBITDA. EBITDA increased by $3.7 million, or 53.6%, to $10.7 million for fiscal 1999 from $6.9 million in fiscal 1998. As a percentage of net sales, EBITDA decreased to 9.9% in fiscal 1999 from 12.8% in fiscal 1998. The decrease in EBITDA as a percentage of net sales during this period was primarily attributable to $2.2 million in non-recurring adjustments to inventories recorded during the year and the decreased gross profit due to the decline in commercial aerospace net sales.

Net Interest Expense. Net interest expense increased by $7.4 million, or 978.1%, to $8.1 million for fiscal 1999 from $755,000 in fiscal 1998. This increase was primarily due to our financing of the Aeromet acquisition in July 1998 with the issuance of $75.0 million of 11 1/4% senior subordinated notes (a $7.7 million increase in interest expense and the associated amortization of issuance costs).

Other Income (Expense). Other income (expense) represents non-recurring and non-operational income and expense for the period. Other expense increased to $6.4 million in fiscal 1999 from $853,000 in fiscal 1998. This increase of $5.5 million was due principally to a $7.8 million write down of our investment in unregistered common stock of Orca Technologies, Inc.

Net Income. Net income decreased $16.5 million, to a $12.8 million loss for fiscal 1999 from a $3.6 million profit in 1998, primarily as a result of the factors discussed above.

Year Ended May 31, 1998 Compared to Year Ended May 31, 1997

Net Sales. Net sales increased by $19.9 million, or 58%, to $54.1 million for fiscal 1998 from $34.2 million in fiscal 1997. The significant increase in net sales for fiscal 1998 from fiscal 1997 included increases in both commercial aerospace industry net sales (an $11.3 million increase) and defense industry net sales (a $3.5 million increase). The commercial aerospace industry net sales increase was primarily attributable to increases in production at Boeing and the related increase in demand from that customer for our precision cast and machined products. The defense industry net sales increase was primarily attributable to an increase in orders of aerospace, satellite and weapons systems electronics products.

Commercial aerospace industry net sales comprised 42.6% of total net sales in fiscal 1998, up from 34.5% of net sales in fiscal 1997. Defense industry sales comprised 19.9% of total net sales in fiscal 1998, down from 21.3% of net sales in fiscal 1997.

We completed the acquisition of Balo Precision Parts, Inc. ("Balo") in February 1998 and the acquisition of Electronic Specialty Corporation ("ESC"), effective as of March 1998. These acquisitions expanded production of hermetically sealed product offerings and added relay, solenoid and flat panel display product lines. See "Description of Business - Products, Processes and Markets - U.S. Electronics Group." Accordingly, net sales for fiscal 1998 also included approximately four months of operations of Balo and three months of operations for ESC, contributing approximately $4.3 million to net sales in fiscal 1998.

Gross Profit. Gross profit increased by $6.4 million, or 78.0%, to $14.6 million for fiscal 1998 from $8.2 million in fiscal 1997. As a percentage of net sales, gross profit increased to 27.0% in fiscal 1998 from 24.0% in fiscal 1997, which was primarily attributable to increased efficiencies gained in manufacturing processes and in-house production of processes that had previously been purchased from outside vendors. We also believe that capital investments in equipment and production processes contributed to the improvement in gross profit margins.

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

Net Interest Expense. Net interest expense increased $371,000, or 96.6%, to $755,000 for fiscal 1998 from $384,000 in fiscal 1997. This increase was primarily due to our financing of capital equipment purchases and debt incurred to finance the expansion of our Wenatchee facilities to support growth in net sales.

Other Income (Expense). Other income (expense) represents non-recurring and non-operational income and expense for the period. Other expense increased to $853,000 expense in fiscal 1998 from income of $169,000 in fiscal 1997. This increase of $1,022,000 was due principally to a $1.0 million write-off of portions of notes receivable and associated debt restructuring and related expenses in connection with the termination of our efforts during the third quarter of fiscal 1998 to form an information technology group.

Net Income. Net income increased by $1.9 million, or 114.9%, to $3.6 million for fiscal 1998 from $1.7 million in 1997, primarily as a result of the factors discussed above.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased from $8,134,000 as of May 31, 1999, to $2,154,000 as of May 31, 2000. Cash used in operating activities was $5.2 million for fiscal 2000, compared to cash used in operating activities of $372,000 in fiscal 1999. Our future success as a company will depend heavily on our ability to generate cash from operating activities and to meet our obligations as they become due. We are focusing on initiatives to specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to, possible staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls. If we are not sufficiently successful in increasing cash provided by operating activities, we may need to sell additional equity securities or sell assets outside of the ordinary course of business in order to meet our obligations. There is no assurance that we will be able to achieve sufficient cash from operations, sell additional equity securities, or sell our assets for amounts in excess of book value. In that situation, our inability to obtain sufficient cash if and when needed could have a material adverse effect on our financial position, the results of our operations, and our ability to continue in existence.

Cash used in investing activities decreased from $79.3 million in fiscal 1999 to $7.7 million in fiscal 2000. In fiscal 2000 we made cash investments for the acquisition of equipment ($4.9 million) and investments related to the acquisition of our U.S. Aerospace Group's Engineering & Fabrication Division ($2.8 million). We expect to invest an amount in equipment in fiscal 2001 that is similar to the amount we invested in fiscal 2000. We currently do not expect to acquire any new businesses during fiscal 2001.

Cash generated from financing activities decreased from $76.4 million in fiscal 1999 to $6.8 million in fiscal 2000. Financing activities during fiscal 2000 included net proceeds from the issuance of Common Stock ($4.2 million) and borrowings under our line of credit ($5.2 million), offset by payments on long-term debt and capital leases ($2.6 million). We expect to issue additional Common Stock during fiscal 2001. In July 2000, we closed the first installment of a private placement of Common Stock and warrants, which resulted in gross proceeds of $2 million. See "- Significant Events - Equity Financing - Sales of Common Stock." We also expect to make additional borrowings under our lines of credit in order to meet our cash obligations as they become due. However, we cannot currently offer assurance that our existing credit facilities will be renewed and remain available on acceptable terms or at all.

At May 31, 2000, our primary banking relationships included a revolving line of credit of up to $6.3 million in the U.S., which expires in September 2000, and a revolving line of credit of up to approximately $5.3 million ((Pounds)3.5 million) in the U.K., which expires in November 2000. As of May 31, 2000, $5.4 million of the U.S. line was drawn and the U.K. line was unused. We are currently in preliminary negotiations with our lenders to renew these credit facilities. If we are unable to extend our lines of credit, or if our borrowing limits are decreased, our financial position, results of operations, and our ability to continue in existence could be materially and adversely affected.

In December 1998, we entered into an agreement giving us the option to purchase three parcels of land that make up our Wenatchee campus from the Port of Chelan County for $5.4 million. The purchase of the first parcel was completed in early February 1999. If we exercise our options to purchase both of the remaining two parcels, the purchase of the second parcel is expected to close in December 2000 and the third is expected to close in August 2001. As of May 31, 2000, we had no other material commitments outstanding for purchases of additional capital assets.

Our working capital as of May 31, 2000 and 1999 was $29.2 million and $38.3 million, respectively. The decrease in working capital was primarily due to our use of cash in operating activities. We have adopted initiatives directed at improving cash provided by operating activities during fiscal 2001. If these initiatives are successful, positive cash flow coupled with additional cash from the sale of common stock should increase our working capital during fiscal 2001.

We believe that our current cash balances, credit facilities, proceeds from the Summer 2000 private placement, and cash from operations may be sufficient to meet our operating cash requirements and to fund budgeted capital expenditures in fiscal 2001. However, we may determine that we need to obtain additional cash during fiscal 2001. Our actual cash needs will depend on many unpredictable factors, including: cash generated from or used by operations; interest due on our variable rate debt; early repayment of debt or other unexpected cash expenditures; capital expenditures required to remain competitive; and cash required for acquired companies, future acquisitions, if any, and financing transaction costs. As a result of these factors, we cannot predict accurately the amount or timing of our future cash needs. If we cannot obtain sufficient cash if and when needed, we may be unable to fund all our obligations as they become due or at all. Should we need to dispose of assets to generate cash, we can offer no assurance that the carrying values will be realizable upon liquidation outside of the ordinary course of business. Our inability to obtain additional cash if and when needed could have a material adverse effect on our financial position, results of operations, and our ability to continue in existence. Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

With the acquisition of our European Aerospace Group, whose functional currency is the British Pound Sterling, we translate the activity of our European Aerospace Group into US Dollars on a monthly basis. The balance sheet of the European Aerospace Group is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statement of operations and statement of cash flows we use the weighted average exchange rate for the period. The value of our assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. During fiscal 1998, 1999 and 2000, the foreign currency translation adjustments were losses of nil, $1.1 million and $5.1 million, net of tax, respectively. We have not entered into any hedging activity as of May 31, 2000.

At May 31, 2000, we had a net operating loss (NOL) carry forward for federal income tax purposes of approximately $18 million, the benefits of which expire in the tax year 2002 through the tax year 2020. The NOL created by our subsidiaries prior to their acquisition and the NOL created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition have limitations related to the amount of usage by each subsidiary or consolidated group as described in the Internal Revenue Code. As a result of these limitations, approximately $1.5 million of the $18 million NOL will never become available. During fiscal 2000, we recorded a valuation allowance of $4.1 million, resulting in a total valuation allowance of $6.3 million at May 31, 2000, because we are uncertain of our ability to realize a portion, or all of the net deferred tax asset. Our ability to realize the deferred tax asset is dependent on material increases in present levels of pre-tax income, primarily in the U.S. We expect to achieve these increases through our continued integration, cross selling, and other operational efficiencies, as well as other tax strategies.

Significant Events
------------------

Acquisition of Skagit Engineering & Manufacturing, Inc.

On June 1, 1999, we acquired all of the stock of Skagit Engineering & Manufacturing, Inc. ("Skagit") for $1.3 million in cash. Skagit is a full service fabricator of high-performance components, assemblies, complete structures and tooling. Skagit formed the original basis for the Engineering & Fabrication Division of our U.S. Aerospace Group.

Acquisition of NOVA-TECH Engineering, Inc.

On May 1, 2000, we completed the acquisition of substantially all the assets and assumed certain liabilities of NOVA-TECH Engineering, Inc. ("Nova-Tech") for $50,000 in cash. Prior to the acquisition, we advanced $2.5 million to Nova-Tech. Nova-Tech specializes in the designing, engineering, and building of innovative high-productivity equipment for the aerospace industry. Nova-Tech was incorporated into the Engineering & Fabrication Division of our U.S. Aerospace Group.

Exchange of Common Stock for Senior Subordinated Notes

In March, 2000 we exchanged an aggregate of $11.3 million in original principal amount of our 11 1/4% senior subordinated notes (the "Notes") for a total of 2,902,806 shares of Common Stock in four exchange transactions (the "Exchanges"). The Exchanges were each conducted with the same noteholder. The issuance of the Common Stock to the noteholder in the Exchanges was exempt from registration under Section 3(a)(9) of the Securities Act. We believe that the noteholder resold all of the Common Stock issued in the Exchanges into the public market prior to April 1, 2000. The effect of the Exchanges was to reduce the outstanding principal amount of our Notes from $75 million to $63.7 million, which substantially reduced the semi-annual interest payment on the Notes from approximately $4.2 million to $3.6 million. The exchanges resulted in a cumulative net of tax extraordinary gain of $703,000.

Equity Financing - Sales of Common Stock

In March 2000, we closed a private offering of 1,598,000 shares of Common Stock to 26 accredited investors for net offering proceeds of $4,058,920 (gross proceeds of $4,794,000, less commissions of $735,080), in a transaction exempt from registration under Rule 506, promulgated under the Securities Act of 1933, as amended. We subsequently filed a registration statement to register the resale of the shares sold in the offering.

Subsequent to the end of fiscal 2000, in July 2000 we closed the first installment of a $3.5 million private placement of Common Stock to two accredited investors. On that date, we issued 1,142,860 shares of Common Stock and warrants to purchase additional shares of Common Stock to the investors for a gross amount of $2.0 million. We expect to file a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the shares of Common Stock issued or issuable as a result of the transaction. Upon effectiveness of the registration statement within sixty days after the first closing, a second closing will occur, and the investors will pay an additional $1.5 million and receive 857,140 additional shares of Common Stock. The effectiveness of the Registration Statement within 60 days after the first closing is the only condition to the second closing. See "PART II - ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS - Summer 2000 Private Placement."

Extension of Expiration Date on Public Warrants

In May 2000, we extended the expiration date on our public warrants from July 15, 2001 to July 15, 2003. All other terms of the public warrants remained unchanged.

Orca Technologies, Inc.

In July 1997 we guaranteed a $1.3 million line of credit between Orca Technologies, Inc. and its principal lender. In June 1999, as guarantor of Orca's line of credit, we advanced $300,000 for a partial repayment of the line of credit required by the lender. In October 1999, we advanced an additional $522,000 for another partial repayment required by the lender. During the second quarter of fiscal 2000, we advanced $509,000, and early in the third quarter of fiscal 2000 we advanced $82,000, which completely repaid the guaranteed debt. During fiscal 1999, we recorded in other expense an allowance for certain expenses and the guarantee of Orca's line of credit totaling approximately $2.0 million. This allowance had the effect of writing off the entire amount of our guarantee obligation prior to fiscal 2000. As a result, the payments described above affected cash flow, but did not affect earnings during fiscal 2000. We also reserved the entire amount of an unpaid promissory note in the
principal amount of $950,000 in other expense during fiscal 1998 and fiscal 1999. We do not believe that Orca is currently operating as a going concern.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, as amended, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance for revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We will adopt the provisions of SAB No. 101 in the fourth quarter of fiscal year 2001. We have not determined the impact the adoption of SAB No. 101 will have on our consolidated financial statements.

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We will adopt the provisions of FASB Interpretation No. 44 in the first quarter of fiscal year 2001. We have not determined the impact the adoption of Interpretation No. 44 will have on our consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. We will adopt the provision of SFAS No. 133 in the first quarter of fiscal year 2002. We have not determined the impact the adoption of SFAS No. 133 will have on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate. However, fixed-rate debt obligations issued by us are generally not callable until maturity. The fair value of such instruments approximates their face value except for the Notes which, as of May 31, 2000, were trading on the open market for approximately 60% of face value. We do not consider the market risk exposure for interest rates to be material.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in foreign currencies. Since approximately 50% of the Company transactions are conducted in foreign currency, the exchange rate risk could be material. During fiscal 1998, 1999 and 2000, the foreign currency translation adjustments were losses of nil, $1.1 million and $5.1 million, net of tax, respectively. We have not entered into any hedging activity as of May 31, 2000.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At May 31, 2000, we had purchase commitments for raw materials aggregating $4,240,000.

ITEM 8.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Pacific Aerospace & Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Pacific Aerospace & Electronics, Inc. and subsidiaries as of May 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Aerospace & Electronics, Inc. and subsidiaries as of May 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the years in the three-year period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Seattle, Washington
July 28, 2000

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                             May 31, 1999 and 2000


                                   Assets                                              1999              2000
                                                                                   -------------    -------------
Current assets:
    Cash and cash equivalents                                                      $   8,134,000        2,154,000
    Accounts receivable, net of allowance for doubtful accounts of
      $355,000 in 1999 and $495,000 in 2000.                                          24,992,000       21,210,000
    Inventories                                                                       24,616,000       27,849,000
    Deferred income taxes                                                                880,000          872,000
    Prepaid expenses and other                                                         2,316,000        1,668,000
                                                                                   -------------    -------------
                Total current assets                                                  60,938,000       53,753,000
                                                                                   -------------    -------------
Property, plant and equipment, net                                                    45,279,000       44,076,000
                                                                                   -------------    -------------
Other assets:
    Notes receivable from related parties                                              1,458,000               --
    Costs in excess of net book value of acquired subsidiaries, net of
      accumulated amortization of $1,430,000 in 1999 and $2,659,000 in 2000.          41,052,000       38,291,000
    Patents, net of accumulated amortization of $407,000 in 1999
      and $509,000 in 2000.                                                            1,255,000        1,158,000
    Deferred financing costs, net of accumulated amortization of
      $664,000 in 1999 and $1,433,000 in 2000.                                         5,029,000        3,597,000
    Deferred income taxes                                                              3,395,000        2,303,000
    Other                                                                                321,000          404,000
                                                                                   -------------    -------------
                Total other assets                                                    52,510,000       45,753,000
                                                                                   -------------    -------------
                                                                                   $ 158,727,000      143,582,000
                                                                                   =============    =============


                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                               $  10,484,000       10,630,000
    Accrued liabilities                                                                5,615,000        4,589,000
    Accrued interest                                                                   2,813,000        2,372,000
    Current portion of long-term debt                                                  1,278,000        1,098,000
    Current portion of capital lease obligations                                         297,000          504,000
    Line of credit                                                                            --        5,379,000
    Other current liabilities                                                          2,122,000               --
                                                                                   -------------    -------------
                Total current liabilities                                             22,609,000       24,572,000

Long-term liabilities:
    Long-term debt, net of current portion                                             5,220,000        4,161,000
    Capital lease obligations, net of current portion                                  1,615,000        1,065,000
    Senior subordinated notes payable                                                 75,000,000       63,700,000
    Deferred rent and other                                                              264,000          316,000
                                                                                   -------------    -------------
                Total liabilities                                                    104,708,000       93,814,000
                                                                                   -------------    -------------
Stockholders' equity (deficit):
    Series B convertible  preferred  stock, $0.001 par value, 5,000,000 shares authorized, 161,035 and 34,529 shares issued and outstanding at May 31,
      1999 and 2000, respectively.                                                            --               --
    Common stock, $0.001 par value, 100,000,000 shares authorized,
      18,932,779 and 30,283,621 shares issued and outstanding at
      May 31, 1999 and 2000, respectively.                                                19,000           30,000
    Additional paid-in capital                                                        69,276,000       83,173,000
    Accumulated other comprehensive loss                                              (1,140,000)      (6,250,000)
    Accumulated deficit                                                              (14,136,000)     (27,185,000)
                                                                                   -------------    -------------
                Total stockholders' equity                                            54,019,000       49,768,000

Commitments, contingencies and subsequent event                                               --               --
                                                                                   -------------    -------------
                                                                                   $ 158,727,000      143,582,000
                                                                                   =============    =============

See accompanying notes to consolidated financial statements.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations

                    Years ended May 31, 1998, 1999 and 2000

                                                                      1998            1999            2000
                                                                  ------------    ------------    ------------
Net sales                                                         $ 54,099,000     107,366,000     112,694,000
Cost of sales                                                       39,487,000      86,302,000      92,063,000
                                                                  ------------    ------------    ------------
                   Gross profit                                     14,612,000      21,064,000      20,631,000

Operating expenses                                                   9,872,000      22,039,000      24,533,000
                                                                  ------------    ------------    ------------
                   Income (loss) from operations                     4,740,000        (975,000)     (3,902,000)
                                                                  ------------    ------------    ------------

Other income (expense):
    Interest income                                                    110,000         532,000          97,000
    Interest expense                                                  (865,000)     (8,672,000)     (9,959,000)
    Other                                                             (853,000)     (6,393,000)         33,000
                                                                  ------------    ------------    ------------
                   Total other expense                              (1,608,000)    (14,533,000)     (9,829,000)
                                                                  ------------    ------------    ------------

                   Income (loss) before income tax
                       benefit (expense) and extraordinary item      3,132,000     (15,508,000)    (13,731,000)

Income tax benefit (expense)                                           482,000       2,639,000         (21,000)
                                                                  ------------    ------------    ------------
                   Net income (loss) before extraordinary item       3,614,000     (12,869,000)    (13,752,000)

Extraordinary item, net of tax of $362,000                                  --              --         703,000
                                                                  ------------    ------------    ------------
                   Net income (loss)                                 3,614,000     (12,869,000)    (13,049,000)

Other comprehensive income (loss):
    Foreign currency translation                                            --      (1,727,000)     (4,523,000)
    Income tax benefit (expense)                                            --         587,000        (587,000)
    Valuation of available for sale securities                        (436,000)        436,000              --
                                                                  ------------    ------------    ------------
                   Total other comprehensive loss                     (436,000)       (704,000)     (5,110,000)
                                                                  ------------    ------------    ------------
                   Comprehensive income (loss)                    $  3,178,000     (13,573,000)    (18,159,000)
                                                                  ============    ============    ============

Net income (loss) per share:
    Basic                                                         $       0.29           (0.74)          (0.59)
    Diluted                                                               0.27           (0.74)          (0.59)

Shares used in computation of net income (loss) per share:
       Basic                                                        12,486,077      17,359,491      21,955,473
       Diluted                                                      13,606,061      17,359,491      21,955,473

See accompanying notes to consolidated financial statements.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                    Years ended May 31, 1997, 1998 and 1999

                                                                   Series A                  Series B
                                                                 convertible               convertible
                                                               preferred stock           preferred stock         Common stock
                                                           -----------------------   ----------------------  --------------------
                                                             Shares        Amount      Shares       Amount     Shares     Amount
                                                           -----------    --------   ---------     --------  ---------- ----------
Balance at May 31, 1997                                        50,000     $    --          --      $     --  10,220,249   $ 10,000

Issuance of common stock                                           --          --          --            --       8,559         --
Sale of common stock for cash                                      --          --          --            --     524,000      1,000
Issuance of preferred stock, net of issuance cost $740,000         --          --     100,000            --          --         --
Issuance of warrants                                               --          --          --            --          --         --
Exercise of warrants for cash, net of tax effect of $99,000        --          --          --            --     795,000      1,000
Issuance of common stock on conversion of
  convertible notes and accrued interest of $154,000               --          --          --            --   1,405,018      1,000
Exercise of options for cash                                       --          --          --            --      25,000         --
Issuance of common stock on conversion of preferred stock     (50,000)         --          --            --   1,494,593      1,000
Unrealized loss on available for sale securities                   --          --          --            --          --         --
Issuance of common stock in connection with acquisition            --          --          --            --     923,304      1,000
Net income                                                         --          --          --            --          --         --
                                                              -------     -------    --------      --------  ----------   --------
Balance at May 31, 1998                                            --          --     100,000            --  15,395,723     15,000

Issuance of preferred stock, net of issuance costs of
  $370,000                                                         --          --      70,000            --          --         --
Issuance of common stock for services                              --          --          --            --     590,000      1,000
Cancellation of warrants                                           --          --          --            --          --         --
Valuation of available for sale securities                         --          --          --            --          --         --
Foreign currency translation adjustment, net of tax effect
  of $587,000                                                      --          --          --            --          --         --
Issuance of common stock on conversion of Series B
  preferred stock                                                  --          --      (8,965)           --     545,114         --
Issuance of common stock under employee stock
  purchase plan, net of related expenses of $4,000                 --          --          --            --      41,942         --
Sale of common stock for cash, net of issuance
  costs of $344,000                                                --          --          --            --   2,585,000      3,000
Common shares redeemed in connection with a prior
  acquisition                                                      --          --          --            --    (225,000)        --
Net loss                                                           --          --          --            --          --         --
                                                              -------     -------    --------      --------  ----------   --------
Balance at May 31, 1999                                            --          --     161,035            --  18,932,779     19,000

Issuance of common stock under employee stock
  purchase plan, net of related expenses of $12,000                --          --          --            --     142,696         --
Sale of common stock for cash, net of issuance
  costs of $788,000                                                --          --          --            --   1,598,000      1,000
Issuance of warrants                                               --          --          --            --          --         --
Exercise of warrants for cash, net                                 --          --          --            --      25,000         --
Issuance of common stock in exchange for senior
  subordinated notes                                               --          --          --            --   2,902,806      3,000
Issuance of common stock on conversion of Series B
  preferred stock, net of issuance costs of $60,000                --          --    (126,506)           --   6,682,340      7,000
Foreign currency translation adjustment, net of
  tax effect of $587,000                                           --          --          --            --          --         --
Net loss                                                           --          --          --            --          --         --
                                                              -------     -------    --------      --------  ----------   --------
Balance at May 31, 2000                                            --     $    --      34,529      $     --  30,283,621   $ 30,000
                                                              =======     =======    ========      ========  ==========   ========

                                                                            Accumulated
                                                              Additional       other                       Total
                                                                paid-in    comprehensive  Accumulated   stockholders'
                                                                capital        loss         deficit        equity
                                                              -----------  -------------  -----------   -------------
Balance at May 31, 1997                                       30,490,000          --      (4,881,000)    25,619,000

Issuance of common stock                                          13,000          --              --         13,000
Sale of common stock for cash                                  2,222,000          --              --      2,223,000
Issuance of preferred stock, net of issuance cost $740,000     9,260,000          --              --      9,260,000
Issuance of warrants                                             444,000          --              --        444,000
Exercise of warrants for cash, net of tax effect of $99,00     3,723,000          --              --      3,724,000
Issuance of common stock on conversion of
  convertible notes and accrued interest of $154,000           5,518,000          --              --      5,519,000
Exercise of options for cash                                      53,000          --              --         53,000
Issuance of common stock on conversion of preferred stock         (1,000)         --              --             --
Unrealized loss on available for sale securities                      --    (436,000)             --       (436,000)
Issuance of common stock in connection with acquisition        6,108,000          --              --      6,109,000
Net income                                                            --          --       3,614,000      3,614,000
                                                             -----------  ----------     -----------    -----------
Balance at May 31, 1998                                       57,830,000    (436,000)     (1,267,000)    56,142,000

Issuance of preferred stock, net of issuance costs of
  $370,000                                                     6,630,000          --              --      6,630,000
Issuance of common stock for services                          1,769,000          --              --      1,770,000
Cancellation of warrants                                        (360,000)         --              --       (360,000)
Valuation of available for sale securities                            --     436,000              --        436,000
Foreign currency translation adjustment, net of tax effect
  of $587,000                                                         --  (1,140,000)             --     (1,140,000)
Issuance of common stock on conversion of Series B
  preferred stock                                                     --          --              --             --
Issuance of common stock under employee stock
  purchase plan, net of related expenses of $4,000                72,000          --              --         72,000
Sale of common stock for cash, net of issuance
  costs of $344,000                                            4,823,000          --              --      4,826,000
Common shares redeemed in connection with a prior
  acquisition                                                 (1,488,000)         --              --     (1,488,000)
Net loss                                                              --          --     (12,869,000)   (12,869,000)
                                                             -----------  ----------     -----------    -----------
Balance at May 31, 1999                                       69,276,000  (1,140,000)    (14,136,000)    54,019,000

Issuance of common stock under employee stock
  purchase plan, net of related expenses of $12,000              163,000          --              --        163,000
Sale of common stock for cash, net of issuance
  costs of $788,000                                            4,005,000          --              --      4,006,000
Issuance of warrants                                              60,000          --              --         60,000
Exercise of warrants for cash, net                                86,000          --              --         86,000
Issuance of common stock in exchange for senior
  subordinated notes                                           9,650,000          --              --      9,653,000
Issuance of common stock on conversion of Series B
  preferred stock, net of issuance costs of $60,000              (67,000)         --              --        (60,000)
Foreign currency translation adjustment, net of
  tax effect of $587,000                                              --  (5,110,000)             --     (5,110,000)
Net loss                                                              --          --     (13,049,000)   (13,049,000)
                                                             -----------  ----------     -----------    -----------
Balance at May 31, 2000                                       83,173,000  (6,250,000)    (27,185,000)    49,768,000
                                                              ==========  ==========     ===========    ===========

See accompanying notes to consolidated financial statements.

                                   PACIFIC AEROSPACE & ELECTRONICS, INC.
                                             AND SUBSIDIARIES

                                   Consolidated Statements of Cash Flows

                                  Years ended May 31, 1998, 1999 and 2000

                                                                             1998            1999             2000
                                                                          ------------    ------------    ------------
Cash flow from operating activities:
    Net income (loss)                                                     $  3,614,000     (12,869,000)    (13,049,000)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                        2,204,000       6,705,000       7,741,000
        Allowance on note receivable and guarantees                            250,000       2,884,000              --
        Loss on restructuring of note receivable                             1,038,000              --              --
        Impairment of certain long lived assets                                     --       3,275,000       5,304,000
        Unrealized loss on investment                                               --       4,943,000          19,000
        Gain on early extinguishment of debt                                        --              --        (703,000)
        Other nonoperating expenses                                            152,000         750,000          (8,000)
        Income tax benefit (expense)                                        (1,200,000)     (4,287,000)        151,000
        Changes in operating assets and liabilities:
           Accounts receivable                                              (2,286,000)       (121,000)      3,250,000
           Inventories                                                      (3,387,000)      2,751,000      (3,072,000)
           Prepaid expenses and other current assets                           474,000        (421,000)       (137,000)
           Other assets                                                     (1,176,000)      1,077,000      (2,307,000)
           Accounts payable, accrued liabilities and other liabilities       1,911,000      (5,059,000)     (2,396,000)
                                                                          ------------    ------------    ------------
               Net cash provided by (used in) operating activities           1,594,000        (372,000)     (5,207,000)
                                                                          ------------    ------------    ------------
Cash flow from investing activities:
    Acquisition of property, plant and equipment                            (6,509,000)     (8,040,000)     (4,867,000)
    Acquisition of subsidiaries                                             (4,318,000)    (69,752,000)     (1,350,000)
    Issuance of notes receivable                                            (6,261,000)     (1,458,000)     (1,505,000)
    Other changes, net                                                         383,000         (24,000)         49,000
                                                                          ------------    ------------    ------------
               Net cash used in investing activities                       (16,705,000)    (79,274,000)     (7,673,000)
                                                                          ------------    ------------    ------------
Cash flow from financing activities:
    Net borrowings (repayments) under line of credit                          (358,000)     (1,511,000)      5,218,000
    Proceeds from long-term debt                                            10,125,000      72,160,000              --
    Payments on long-term debt and capital leases                           (1,503,000)     (5,752,000)     (2,603,000)
    Proceeds from sale of common stock, net                                  2,223,000       4,898,000       4,169,000
    Proceeds from sale of preferred stock, net                               9,260,000       6,630,000         (60,000)
    Proceeds from exercise of warrants                                       3,724,000              --          86,000
    Other changes, net                                                          53,000              --          24,000
                                                                          ------------    ------------    ------------
             Net cash provided by financing activities                      23,524,000      76,425,000       6,834,000
                                                                          ------------    ------------    ------------
             Net increase (decrease) in cash and cash equivalents            8,413,000      (3,221,000)     (6,046,000)

Effect of exchange rates on cash                                                    --        (106,000)         66,000

Cash and cash equivalents at beginning of year                               3,048,000      11,461,000       8,134,000
                                                                          ------------    ------------    ------------

Cash and cash equivalents at end of year                                  $ 11,461,000       8,134,000       2,154,000
                                                                          ============    ============    ============

Supplemental cash flow:
    Cash paid during the year for:
      Interest                                                            $    712,000       5,296,000       9,563,000
      Income taxes                                                             521,000         411,000       2,232,000
Acquisition of subsidiaries:
    Fair value of assets acquired and resulting goodwill, excluding cash    10,034,000      86,593,000       9,801,000
    Liabilities assumed                                                      3,925,000      16,811,000       5,814,000
    Common stock issued                                                      6,109,000              --              --
Noncash investing and financing activities:
    Seller financed acquisition of property, plant and equipment             3,336,000         241,000              --
    Conversion of notes and accrued interest to common stock                 5,519,000              --      11,457,000
    Restructuring of certain notes receivable for an investment in
      common stock                                                           6,053,000              --              --
    Other noncash investing and financing activities                           889,000              --              --
    Reclassification of property, plant and equipment to other assets               --       1,217,000              --

See accompanying notes to consolidated financial statements.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000

(1)  Description of Business and Basis of Presentation

     (a)  Description of Business

          Pacific Aerospace & Electronics, Inc., headquartered in Wenatchee, Washington, is an international engineering and manufacturing company which develops, manufactures and markets high performance electronic and metal components and assemblies for the aerospace, defense, electronics, medical, energy, telecommunications, and transportation industries. The consolidated financial statements include the accounts of Pacific Aerospace & Electronics, Inc. and its wholly-owned subsidiaries (collectively, the "Company").

     (b)  Basis of Presentation

          These consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) and present the financial position, results of operations and changes in financial position of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

          Certain 1998 and 1999 amounts have been reclassified to conform with the 2000 presentation.

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

                             May 31, 1999 and 2000


          Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in other income or expense.

     (d)  Intangible Assets

          Costs in excess of net book value of acquired subsidiaries are amortized using the straight-line method over a period ranging from 10 to 40 years from the date of acquisition.

          Patents are amortized using the straight-line method over the estimated useful lives of the patents ranging from 10 to 17 years.

          Deferred financing costs were incurred in connection with the Senior Subordinated Note offering and are being amortized using the straight-line method over the seven-year life of the notes.

     (e)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

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

     (f)  Revenue Recognition

          Revenue is primarily recognized when products are shipped to customers and when services are performed.

     (g)  Research and Development

          Research and development costs are expensed as incurred and are included in cost of sales.

     (h)  Income Taxes

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

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000


     (i)  Stock-Based Compensation

          The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. This statement permits a company to choose either a new fair-value method or the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic-value based method of accounting for stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosure of net income (loss) and earnings (loss) per share computed as if the fair-value based method had been applied in financial statements of companies that continue to account for such arrangements under APB Opinion No. 25. The Company has elected to continue to record stock-based compensation using the APB Opinion No. 25 intrinsic-value-based method and, therefore, the adoption of SFAS No. 123 has not significantly impacted the Company's financial positions, results of operations, or liquidity.

     (j)  Net Income (Loss) Per Share

          Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income
          (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. As the Company had a net loss for the years ended May 31, 1999 and 2000, basic and diluted net loss per share are the same.

     (k)  Foreign Currency

          The functional currency of the Company's foreign subsidiaries is the local currency of the country in which the subsidiary is incorporated. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange during the reporting period. The net gain or loss resulting from translation is shown as a foreign currency translation adjustment and is included in accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses from foreign currency transactions are included in other income or expense in the consolidated statements of operations. There were no significant foreign currency transaction gains or losses for the years ended May 31, 1998, 1999 and 2000.

     (l)  Comprehensive Income (Loss)

          The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of consolidated financial statements. The Company's other comprehensive income (loss) primarily consists of the valuation of available-for-sale securities and foreign currency translation adjustments.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000


     (m)  Use of Estimates

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

     (n)  New Accounting Pronouncements

          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, as amended, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance for revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We will adopt the provisions of SAB No. 101 in the fourth quarter of fiscal year 2001. We have not determined the impact the adoption of SAB No. 101 will have on our consolidated financial statements.

          In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We will adopt the provisions of FASB Interpretation No. 44 in the first quarter of fiscal year 2001. We have not determined the impact the adoption of Interpretation No. 44 will have on our consolidated financial statements.

          In June 1998, the FASB issued SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. We will adopt the provision of SFAS No. 133 in the first quarter of fiscal year 2002. We have not determined the impact the adoption of SFAS No. 133 will have on our consolidated financial statements.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000


(3)  Going Concern

     The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern.

     Cash and cash equivalents decreased from $8,134,000 as of May 31, 1999 to $2,154,000 as of May 31, 2000. Cash used in operating activities was $5,207,000 for fiscal year 2000 compared to cash used in operating activities of $372,000 in fiscal year 1999. The Company's future success will depend heavily on its ability to generate cash from operating activities and to meet its obligations as they become due. The Company is focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to possible staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional common stock or sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash from operations, to sell additional common stock, or to sell our assets for amounts in excess of book value. See notes 9 and 23 for additional disclosures about the Company's potential future sources of cash.

     The Company believes that its current cash balances, credit facilities, proceeds from the summer 2000 equity placement, and cash from operations may be sufficient to meet its operating cash requirements and to fund budgeted capital expenditures in fiscal year 2001. However, the Company may determine that it needs to obtain additional cash during fiscal year 2001. The Company's actual cash needs will depend on many unpredictable factors, including: cash generated from or used by operations, interest due on variable rate debt, early repayment of debt or other unexpected cash expenditures, capital expenditures required to remain competitive, cash required for acquired companies, future acquisitions, if any, and financing transaction costs. As a result of these factors, the Company cannot predict accurately the amount or timing of future cash needs. If the Company cannot obtain sufficient cash if and when needed, the Company may be unable to fund all obligations as they become due or at all. Should the Company need to dispose of assets to generate cash, the Company can offer no assurance that the carrying values will be realizable upon liquidation outside the ordinary course of business. The Company's ability to obtain additional cash if and when needed could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)  Impairment of Long-Lived Assets

     Included in operating expenses in the years ended May 31, 1999 and 2000 are $4.9 million and $5.2 million in non-cash charges related to the impairment of long-lived assets, primarily goodwill. The Company reviews long-lived assets and identifiable intangibles for potential impairment of value whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. During the year ended May 31, 2000 due to continuing losses and weaknesses in the commercial aerospace and transportation industries, the Company's evaluation resulted in the realization of a $4.6 million impairment of goodwill and a $600,000 property impairment related to the Company's U.S. Aerospace Group. The Company will continue to evaluate the assets, especially in the U.S. Aerospace Group, on a quarterly basis, until such time as the divisions the Company's become consistently profitable. Future evaluations could result in additional impairment charges for goodwill and property, plant and equipment.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000


(5)  Segment Information and Concentration of Risk

The Company is organized into three operational segments, "U.S. Aerospace, " "European Aerospace," and "U.S. Electronics." The Aerospace segments are primarily comprised of machined, formed and cast metal product operations. Net sales of the Aerospace segments include sales to customers in the aerospace, defense and transportation industries. Net sales of the Electronics segment also include sales to customers in the aerospace and defense industries. Historically, these segments have been cyclical and sensitive to general economic and industry specific conditions. In particular, the aerospace industry, in recent years, has been adversely affected by a number of factors, including reduced demand for commercial aircraft, a decline in military spending, postponement of overhaul and maintenance of aircraft, increased fuel and labor costs, increased regulations, and intense price competition, among other factors. In addition, there is no assurance that general economic conditions will not lead to a downturn in demand for core components and products of the Company, in each of its operational segments.

Presented below is the Company's operational segment information. In addition, all operational segments identified as "U.S." and Corporate are located within the U.S. while the operations and assets of the "European Aerospace" segment are located within the United Kingdom. Identifiable assets are those assets used in the Company's operations in each segment, and do not include advances or loans between the business segments. Corporate assets are identified below, and no allocations were necessary for assets used jointly by the segments.

Year ended May 31, 1998:

                                                                                    Corporate,
                                            U.S.        European        U.S.        other and
                                          Aerospace     Aerospace   Electronics    eliminations      Total
                                         ------------  ----------- -------------  --------------  ------------
  Net sales to customers                 $ 34,146,000           --    19,953,000              --    54,099,000
  Net sales between segments                  162,000           --         5,000        (167,000)           --
  Income (loss) from operations             4,665,000           --     2,454,000      (2,379,000)    4,740,000
  Identifiable assets                      29,761,000           --    28,943,000      19,876,000    78,580,000
  Capital expenditures                      4,212,000           --     1,333,000       4,745,000    10,290,000
  Depreciation and amortization             1,301,000           --       855,000          48,000     2,204,000
  Interest income                                  --           --        46,000          64,000       110,000
  Interest expense                            381,000           --       104,000         380,000       865,000

                                      52                             (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000



   Year ended May 31, 1999:

                                                                                            Corporate,
                                                   U.S.       European        U.S.          other and
                                                 Aerospace    Aerospace    Electronics    eliminations       Total
                                               ------------  -----------  -------------  --------------  ------------
     Net sales to customers                    $ 31,096,000   52,814,000     23,456,000              --   107,366,000
     Net sales between segments                     239,000           --             --        (239,000)           --
     Income (loss) from operations                2,148,000    7,468,000     (6,220,000)     (4,371,000)     (975,000)
     Identifiable assets                         26,655,000   90,125,000     21,735,000      20,212,000   158,727,000
     Capital expenditures                         2,438,000    1,679,000      2,541,000       2,453,000     9,611,000
     Depreciation and amortization                1,659,000    3,170,000      1,684,000         192,000     6,779,000
     Interest income                                     --       17,000         19,000         496,000       532,000
     Interest expense                               419,000    3,516,000        202,000       4,535,000     8,672,000

   Year ended May 31, 2000:

                                                                                           Corporate,
                                                   U.S.       European        U.S.         other and
                                                 Aerospace    Aerospace    Electronics    eliminations       Total
                                               ------------  -----------  -------------  --------------  ------------
     Net sales to customers                    $ 31,483,000   56,913,000     24,298,000              --   112,694,000
     Net sales between segments                     351,000           --             --        (351,000)           --
     Income (loss) from operations               (5,820,000)   2,628,000      6,245,000      (6,955,000)   (3,902,000)
     Identifiable assets                         32,553,000   75,585,000     23,018,000      12,426,000   143,582,000
     Capital expenditures                         1,518,000    1,254,000      1,300,000         795,000     4,867,000
     Depreciation and amortization                2,235,000    3,702,000      1,367,000         437,000     7,741,000
     Interest income                                     --       35,000             --          62,000        97,000
     Interest expense                               353,000    4,349,000        129,000       5,128,000     9,959,000

     The Company had net sales to two customers, each comprising greater than 10% of net sales, aggregating 45% in the year ended May 31, 1998. The Company had net sales to one customer comprising greater than 10% of net sales, aggregating 12% in the year ended May 31, 1999. The Company had net sales to one customer comprising an amount equal to 10% of net sales in the year ending May 31, 2000.

                                       53                            (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000


     The Company had accounts receivable from one customer comprising greater than 10% of accounts receivable, aggregating 11% as of May 31, 1999. The Company had accounts receivable from two customers comprising greater than 10% of accounts receivable, aggregating 11% and 12% as of May 31, 2000.

     Credit is extended to customers based on an evaluation of their financial condition and collateral is generally not required.

     The Company currently purchases aluminum and other raw materials from a limited number of suppliers. Although there are a limited number of potential suppliers of such raw materials, management believes that other suppliers could provide these raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing, increased costs, and a possible loss of sales, which could have a material adverse effect on the manufacturing and delivery of the Company's products. The Company purchased $2,723,000, $2,772,000 and $2,656,000 from one supplier during the years ended May 31, 1998, 1999 and 2000, respectively.

     The Company purchases other raw materials, of lesser significance, which are available from a limited number of suppliers.

     At May 31, 2000, the Company had purchase commitments for raw materials aggregating $4,240,000.

(6)  Business Acquisitions

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

     The purchase price and related acquisition costs were allocated as follows:

     Current assets                                    $ 4,066,000
     Equipment                                           4,364,000
     Other noncurrent assets                                50,000
     Cost in excess of net book value                    3,631,000
     Liabilities assumed                                (3,925,000)
                                                       -----------
        Total                                          $ 8,186,000
                                                       ===========

                                       54                            (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000


     During the year ended May 31, 1999, the Company made claims against the previous owner of ESC based on certain representations and warranties in the purchase agreement. In April 1999, the previous owner of ESC agreed to return 225,000 of the Company's common shares previously received in the acquisition.

     In July 1998, the Company purchased all of the outstanding stock of Aeromet International PLC ("Aeromet"). The purchase price consisted of (Pounds)42,000,000 (approximately $68,875,000) in cash and acquisition costs of $542,000 for a total of $69,417,000.

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
                                                         ============

     Effective for accounting purposes in June 1999, the Company acquired all of the outstanding stock of Skagit Engineering & Manufacturing, Inc. ("Skagit") for $1,300,000 in cash.

     The purchase price was allocated as follows:

               Current assets                            $  1,551,000
               Property, plant and equipment                1,369,000
               Cost in excess of net book value             1,683,000
               Liabilities assumed                         (3,303,000)
                                                         ------------

                      Total                              $  1,300,000
                                                         ============

     Effective for accounting purposes in May 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Nova-Tech Engineering, Inc. ("Nova-Tech"). The purchase price consisted of $2,500,000 in the forgiveness of a note receivable, intercompany accounts receivable of $137,000, and $50,000 cash for a total of $2,687,000.

     The purchase price was allocated as follows:

               Current assets                            $    873,000
               Furniture and equipment                        387,000
               Cost in excess of net book value             3,938,000
               Liabilities assumed                         (2,511,000)
                                                         ------------

                      Total                              $  2,687,000
                                                         ============

                                       55                            (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                             May 31, 1999 and 2000

     The business combinations described above have been accounted for using the purchase method. Accordingly, assets and liabilities have been recorded at their fair value at acquisition date. Operating results of these acquired companies are included in the Company's consolidated statements of operations from the respective acquisition dates. In fiscal year 2000, subsequent to the business combinations, costs in excess of net book value of acquired subsidiaries in the amounts of $1,000,000 of goodwill relating to Skagit and $2,400,000 relating to Nova-Tech, were written off due to impairment. In fiscal year 1999, costs in excess of net book value in the amount of $2,033,000 of goodwill relating to ESC were written off due to impairment. Amounts written off are included in operating expense.

     The following summary, prepared on a pro forma basis, presents the unaudited consolidated condensed results of operations of the Company, as if the fiscal years 1999 and 2000 business acquisitions were made as of the first day of the immediately preceding fiscal year in which the entities were acquired. There are no material adjustments which impact the summary.

                                                                               Year ended May 31
                                                                                  (unaudited)
                                                                         -----------------------------
                                                                             1999              2000
                                                                         ------------     ------------
          Net sales                                                      $133,623,000      117,965,000
          Income (loss) from operations                                     1,846,000      (11,457,000)
          Net income (loss)                                               (15,863,000)     (17,302,000)
          Net income (loss) per share:
           Basic                                                                (0.91)           (0.79)
           Diluted                                                              (0.91)           (0.79)

          Shares used in computation of net income (loss) per share:
             Basic                                                         17,359,491       21,955,473
             Diluted                                                       17,359,491       21,955,473

     The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as of the date indicated nor are they intended to indicate results that may occur in the future.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                             May 31, 1999 and 2000

(7)  Inventories

     Inventories at May 31 consist of the following:


                                                                         1999                 2000
                                                                    -------------     -------------
          Raw materials                                             $   7,374,000         7,176,000
          Work in progress                                             11,478,000        13,580,000
          Finished goods                                                5,764,000         7,092,000
                                                                    -------------     -------------

                                                                    $  24,616,000        27,849,000
                                                                    =============     =============

(8)  Property, Plant and Equipment

     Property, plant and equipment, including assets under capital lease arrangements, at May 31 consist of the following:

                                                                       1999              2000
                                                                  -------------     -------------
          Land                                                    $   2,028,000         2,046,000
          Buildings                                                   8,765,000         8,687,000
          Leasehold improvements                                      2,285,000         3,509,000
          Machinery and equipment                                    38,687,000        52,213,000
          Furniture and fixtures                                      3,099,000         2,998,000
                                                                  -------------     -------------
                                                                     54,864,000        69,453,000
          Less accumulated depreciation and amortization             10,295,000        26,301,000
                                                                  -------------     -------------
                                                                     44,569,000        43,152,000
          Construction and purchases in progress                        710,000           924,000
                                                                  -------------     -------------

                                                                  $  45,279,000        44,076,000
                                                                  =============     =============

     The Company recognized depreciation of property, plant and equipment of $1,851,000, $5,448,000 and $5,941,967 during the years ended May 31, 1998,
     1999 and 2000, respectively.

     Included in property, plant and equipment are costs of $3,244,000 and $5,874,479 and related accumulated amortization of $893,000 and $1,049,000 recorded under capital leases at May 31, 1999 and 2000, respectively.

     In December 1998, the Company entered into an agreement giving it the option to purchase three parcels of land that make up the Wenatchee campus for $5.4 million. The purchase of the first parcel was completed in early February 1999. If the Company exercises its options to purchase both of the remaining two parcels, the purchase of the second parcel is expected to close in December 2000 and the third is expected to close in August 2001.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                             May 31, 1999 and 2000

(9)  Credit Facility

     The Company has a credit facility with a bank consisting of (a) a revolving working capital line of credit of up to $6,300,000 which expires in September 2000 (the "Line of Credit"), (b) a capital equipment acquisition credit facility of up to $2,000,000 which expires in June 2008 (the "Equipment Line"), and (c) a term loan of approximately $700,000 which expires in March 2008 (the "Construction Loan"). As of May 31, 2000, the Line of Credit had an outstanding balance of $5,379,000, the Equipment Line had an outstanding balance of $1,156,000 and the Construction Loan had an outstanding balance of $658,000. Borrowings under the credit facilities bear interest at variable rates ranging from 8.2% to 9.5% at May 31, 2000, and are secured by inventories, accounts receivable, and certain equipment and building improvements. The agreement contains restrictive covenants related to working capital, net worth and debt service coverage. Management believes the Company is in compliance with these covenants at May 31, 2000.

     The Company also has a (Pounds)3,500,000 line of credit with a bank in the U.K. which expires in November 2000. Borrowings under the line of credit bear interest at variable rates. At May 31, 2000, there were no borrowings outstanding on the line of credit.

     The Company is currently in negotiations with its lenders to renew these credit facilities. If the Company is unable to extend the lines of credit, or if borrowing limits are decreased, or if suitable alternative sources of financing are not obtained, it could have a material adverse effect on the Company's financial position, results of operations and its ability to continue in existence.

     In connection with the acquisition of Nova-Tech, the Company assumed a revolving working capital line of credit. The outstanding balance was repaid in full and was not renewed.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                             May 31, 1999 and 2000

(10) Long-Term Debt

     Long-term debt at May 31 consists of the following:

                                                                                             1999              2000
                                                                                         ------------     -------------
     Industrial revenue bond payable to a bank in monthly installments of $19,200,
      including interest at 8.12%, through July 2004                                     $   961,000          787,000

     Note payable to a bank in monthly installments of $7,000, including interest at LIBOR plus 2% (8.65% at May 31, 2000), with the remaining principal
      balance due in full in March 2008                                                      685,000          658,000

     Subordinated note payable to the City of Entiat in monthly installments of
      $7,300, including interest at 8%, with the principal balance due in full in
      May 2001                                                                               457,000          410,000

     Note payable to bank in monthly principal installments of $5,000 plus interest at the 30-day commercial paper rate plus 3.25% (9.82% at May 31, 2000)
      through March 31, 2003                                                                 205,000          145,000

     Notes payable to a financing company for certain equipment in aggregate monthly installments of $58,000, including interest at 9% to 10.9%, with
      maturity dates through 2004                                                          2,220,000        1,701,000

     Other notes payable for vehicles and certain equipment in aggregate monthly installments of $22,000, including interest at 1.9% to 10.5% with maturity
      dates through December 2003                                                            786,000          402,000

     Note payable to a bank in monthly installments of $10,127, including interest
      at LIBOR plus 2.25% (8.90% at May 31, 2000) through June  2008                       1,184,000        1,156,000
                                                                                         -----------     ------------
                                                                                           6,498,000        5,259,000
     Less current portion                                                                  1,278,000        1,098,000
                                                                                         -----------     ------------
           Long-term debt, net of current portion                                        $ 5,220,000        4,161,000
                                                                                         ===========     ============

     The industrial revenue bond agreement and a certain note payable to a bank require, among other items, that the Company maintain minimum working capital, tangible net worth and debt to tangible net worth ratios. Management believes the Company is in compliance with these covenants at May 31, 2000.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                             May 31, 1999 and 2000

     Scheduled principal maturities of long-term debt at May 31, 2000 are as follows for each of the following fiscal year-ends:

          2001                                          $ 1,098,000
          2002                                              993,000
          2003                                              863,000
          2004                                              602,000
          2005                                              157,000
          Thereafter                                      1,546,000
                                                        -----------

                                                        $ 5,259,000
                                                        ===========

     Long-term debt is secured by substantially all assets of the Company and, in certain circumstances, through personal guarantees of certain stockholders.

(11) Senior Subordinated Notes Payable

     In July 1998, the Company completed a $75 million debt offering of 11 1/4% Senior Subordinated Notes (the "Notes") due in August 2005 (the "Offering"). The Notes are unconditionally guaranteed on a senior subordinated basis by the Company's U.S. subsidiaries. The net proceeds from the Offering were used to finance the acquisition of Aeromet.

     Interest on the Notes is payable semiannually on February 1 and August 1 of each year. The Notes may be redeemable at the option of the Company, in whole or in part, on or after August 1, 2003 at the redemption price as defined in the agreement. In addition, on or before August 1, 2001, the Company may redeem up to 20% of the Notes at a redemption price of 111.25% of the principal amount plus accrued and unpaid interest.

     Under provisions of the indenture applicable to the Notes, the Company is limited in its ability to incur additional indebtedness or issue Disqualified Capital Stock, pay dividends or make other distributions, create certain liens on assets, sell certain assets and stock of subsidiaries, enter into certain transactions with affiliates, and effect certain mergers and consolidations. The Company is also subject to certain restrictive covenants and is required to maintain certain financial ratios in connection with the Notes. Management believes the Company is in compliance with these covenants at May 31, 2000.

     In March 2000, the Company exchanged an aggregate of $11.3 million in original principal amount of the Notes for a total of 2,902,806 shares of common stock. This exchange was accounted for as an early extinguishment of debt, and as such, a net of tax gain of $703,000 has been recorded in the financial statements as an extraordinary item.

                     PACIFIC AEROSPACE & ELECTRONIC, INC.
                               AND SUBSIDIARIES

                  Noted to Consolidated Financial Statements

                             May 31, 1999 and 2000


(12) Leasing Arrangements

     (a)  Capital Leases

          The Company leases certain property, plant and equipment under capital lease agreements that expire at various dates through 2008. Capital lease obligations are secured by the underlying leased assets. Aggregate minimum payments to be made under these agreements at May 31, 2000 are as follows for each of the following fiscal year-ends:

               2001                                                               $      565,000
               2002                                                                      369,000
               2003                                                                      303,000
               2004                                                                      281,000
               2005                                                                      209,000
               Thereafter                                                                174,000
                                                                                  --------------
                                                                                       1,901,000
               Less amounts representing interest ranging from 6% to 16%                 332,000
                                                                                  --------------
                    Present value of net minimum capital lease obligations             1,569,000
               Less current portion                                                      504,000
                                                                                  --------------
                    Capital lease obligations, less current portion               $    1,065,000
                                                                                  ==============


     (b)  Operating Leases

          The Company leases certain property, plant and equipment under operating lease agreements that expire at various dates through 2018. Aggregate minimum rental payments to be made under these agreements at May 31, 2000 are as follows for each of the following fiscal year-ends:

               2001                                                               $    4,191,000
               2002                                                                    3,523,000
               2003                                                                    3,375,000
               2004                                                                    2,608,000
               2005                                                                    2,419,000
               Thereafter                                                             23,854,000
                                                                                  --------------
                                                                                  $   39,970,000
                                                                                  ==============

          Total rent expense during the years ended May 31, 1998, 1999 and 2000 amounted to $788,000, $3,356,000 and $4,191,000, respectively.

                                       61                            (Continued)

                     PACIFIC AEROSPACE & ELECTRONIC, INC.
                               AND SUBSIDIARIES

                  Noted to Consolidated Financial Statements

                             May 31, 1999 and 2000


(13) Common Stock

     In July 1996, the Company conducted a public offering of 2,250,000 units, each unit composed of one share of the Company's common stock and a warrant to purchase a share of the Company's common stock, at a price of $3.125 per unit. At May 31, 1999 and 2000, all of these public warrants were outstanding. In May 2000, the Company extended the expiration date of the public warrants to July 15, 2003. In addition, the Company issued warrants to two underwriters for the purchase of an additional 225,000 units at $3.75 per unit. Each unit is composed of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. The warrants entitled the holder to purchase one share of common stock at $4.6875 per share, exercisable any time through July 2001. During the year ended May 31, 1998, 45,000 of the underwriters' warrants were exercised for 45,000 units. No underwriter warrants were exercised during the years ended May 31, 1999 and 2000.

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

     In November 1998, the Company sold 2,585,000 shares of its common stock in a private offering to institutional investors. Proceeds from the offering totaled $5,170,000 before expenses of $344,000.

     In March 2000, the Company sold 1,598,000 shares of its common stock to 26 accredited investors for $4,794,000 before expenses of $788,000. The Company subsequently filed a registration statement, which was declared effective, registering for resale the 1,598,000 shares of common stock sold in the offering.

(14) Convertible Preferred Stock

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

     (b)  Series B Convertible Preferred Stock

          In May 1998, the Company sold 100,000 shares of Series B convertible preferred stock (Series B) for $100 per share, and issued warrants to purchase 138,888 shares of common stock, in a private offering, which resulted in gross proceeds of $10.0 million, less related offering costs of $740,000 for net proceeds of $9,260,000. In addition, the purchasers deposited $7.0 million in an escrow account which, subsequent to the closing of the purchase of Aeromet, was exchanged by the Company for 70,000 additional shares of Series B and additional warrants to purchase 97,221 shares

                                       62                            (Continued)

                     PACIFIC AEROSPACE & ELECTRONIC, INC.
                               AND SUBSIDIARIES

                  Noted to Consolidated Financial Statements

                             May 31, 1999 and 2000


          of common stock. Net proceeds to the Company, subsequent to offering costs of $370,000, were $6,630,000.

          Upon conversion of shares of Series B, the holder will receive the number of shares of common stock equal to $100 divided by the then applicable conversion price of the Series B. The conversion price of the Series B at May 31, 2000 is equal to the lower of (a) $7.20 per share, or (b) the average of the three lowest closing bid prices per share of the common stock over the 22 trading days before conversion. No holder of Series B is entitled to voluntarily convert Series B that would cause the holder to own more than 9.9% of the Company's total outstanding common stock at any one time. Any Series B outstanding on May 2003 will be automatically converted into common stock at the then-applicable conversion price.

          Series B has a liquidation preference equal to the greater of the sum of $100 per Series B share and any declared but unpaid dividends or the amount the holder would be entitled to if the Series B were converted to common stock at the then applicable conversion rate. Dividends on Series B are based on the discretion of the board of directors and no dividends on the Series B have been declared or paid as of May 31, 2000. If a dividend is declared or paid on common stock, other than in shares of common stock, Series B holders are entitled to a dividend per share of Series B equal to the amount which would be received as if the Series B were converted to common stock at the then applicable conversion rate. The Company may redeem the Series B at a redemption price of $115 per share under certain circumstances.

          As of May 31, 1999 and 2000, 8,965 and 135,471 shares, respectively, of Series B have been converted into 545,114 and 7,227,454 shares, respectively, of common stock.

(15) Warrants

     The Company periodically issues warrants to purchase common shares in connection with common stock, preferred stock, debt and certain consulting services. A summary of the Company's warrants, excluding warrants issued in connection with the public offering in July 1996, is as follows:

                                                                  Weighted
                                                                average price
                                                   Warrants       of shares
                                                ------------   --------------
          Balance at May 31, 1997                    497,500   $         4.34
          Granted                                  1,928,888             4.74
          Exercised                                 (750,000)            4.61
                                                ------------   --------------
          Balance at May 31, 1998                  1,676,388             4.36
          Granted                                     97,221             7.20
          Canceled                                (1,290,000)            4.62
                                                ------------   --------------
          Balance at May 31, 1999                    483,609             4.24
          Granted                                    200,000             6.50
          Exercised                                  (25,000)            3.45
                                                ------------   --------------
          Balance at May 31, 2000                    658,609   $         4.96
                                                ============   ==============

                                       63                            (Continued)

                     PACIFIC AEROSPACE & ELECTRONIC, INC.
                               AND SUBSIDIARIES

                  Noted to Consolidated Financial Statements

                             May 31, 1999 and 2000



     The following summarizes warrants outstanding, excluding warrants issued in connection with the public offering in July 1996, at May 31, 2000:

                          Warrants outstanding and exercisable
                     -----------------------------------------------
                                          Weighted
                                           average        Weighted
        Range of                          remaining       average
        Exercise          Number         contractual      exercise
         prices        outstanding           life           price
     --------------  ---------------   ---------------  ------------
     $ 2.00 -  4.00         235,000       3.39 years       $ 2.47
       4.01 -  6.00          87,500       2.53 years         5.20
       6.01 -  8.00         286,109       3.81 years         7.25
       8.01 - 10.00          50,000       2.92 years         9.50
                     --------------
                            658,609
                     ==============


(16) Compensation Plans

     (a)  Long-Term Investment and Incentive Plan

          The Company has two long-term stock investment and incentive plans. The "1996 Plan" awards directors, officers, key employees and other key individuals with stock options, stock appreciation rights, stock and cash bonuses, restricted stock, or performance units. Under the 1996 Plan, the exercise price of options issued is not less than fair-market value at the date of grant. In October 1999, the Company adopted the "1999 Plan" which effectively reserved an additional 4,000,000 shares of common stock for issuance. The 1999 Plan is identical to the 1996 Plan in form with exception to certain provisions stipulating the expiration of options granted to employees who are subsequently terminated. Options expire ten years from the grant date under both plans.

          As of May 31, 1999 and 2000, the Company had not issued any stock appreciation rights, stock and cash bonuses, restricted stock, or performance units under either plan.

                                       64                            (Continued)

                     PACIFIC AEROSPACE & ELECTRONIC, INC.
                               AND SUBSIDIARIES

                  Noted to Consolidated Financial Statements

                             May 31, 1999 and 2000


     As the Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans, no compensation costs have been recognized for stock options issued to employees. Had compensation costs for stock options been determined consistent with SFAS No. 123, the results of the Company would have been adjusted to the pro forma amounts indicated below:

                                                  1998            1999             2000
                                              ------------    ------------     ------------
     Net income (loss):
      As reported                             $  3,614,000    (12,869,000)     (13,049,000)
      Pro forma                                  2,478,000    (14,962,000)     (14,477,000)
     Net income (loss) per share:
      As reported:
        Basic                                         0.29          (0.74)           (0.59)
        Diluted                                       0.27          (0.74)           (0.59)
      Pro forma:
        Basic                                         0.20          (0.86)           (0.66)
        Diluted                                       0.18          (0.86)           (0.66)
     Shares used in computation of
      net income (loss) per share:
        Basic                                   12,486,077     17,359,491       21,955,473
        Diluted                                 13,606,061     17,359,491       21,955,473

     The fair value of the options granted during 1998, 1999 and 2000 is estimated as $3,007,000, $474,340 and $1,253,000, respectively, using the Black-Scholes option-pricing model with the following assumptions on the date of grant: zero percent dividend yield, expected volatility from 24% to 122%, risk-free interest rate from 5.5% to 6.6%, and expected lives ranging from 5 to 10 years.

     In December 1998, the Company repriced certain options to purchase 1,466,056 shares to a lower exercise price. The repricing resulted in additional compensation costs under SFAS No. 123 of $352,000, which are included in the pro forma amounts disclosed above.

                                       65                            (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000


      A summary of the Company's stock option plans is as follows:

                                                                          Shares of common stock                 Weighted
                                                               -----------------------------------------
                                                                    Available              Options             average price
                                                                     options              under plan             of shares
                                                               ------------------     ------------------     ------------------
          Balance at May 31, 1997                                         856,384              1,143,616     $             4.61

          Authorized                                                    1,000,000                     --                     --
          Granted                                                      (1,112,500)             1,112,500                   5.49
          Exercised                                                            --                (25,000)                  2.11
                                                               ------------------     ------------------     ------------------
          Balance at May 31, 1998                                         743,884              2,231,116                   5.09

          Granted                                                      (1,804,388)             1,804,388                   2.51
          Expired                                                          30,000                (30,000)                  2.00
          Canceled                                                      1,466,056             (1,466,056)                 (3.70)
          Terminations                                                     72,500                (72,500)                  6.13
                                                               ------------------     ------------------     ------------------
          Balance at May 31, 1999                                         508,052              2,466,948                   3.32

          Authorized by new plan                                        4,000,000                     --                     --
          Granted                                                        (910,000)               910,000                   1.64
          Terminated                                                        5,000                 (5,000)                  2.53
                                                               ------------------     ------------------     ------------------
          Balance at May 31, 2000                                       3,593,052              3,371,948     $             1.64
                                                               ==================     ==================     ==================

      The following summarizes options from both plans outstanding at May 31, 2000:

                                         Options outstanding                                  Options exercisable
                     -----------------------------------------------------------     -------------------------------------
                                               Weighted
                                                average             Weighted                                  Weighted
 Range of                                      remaining             average                                   average
 exercise                  Number             contractual           exercise               Number             exercise
  prices                outstanding              life                 price             exercisable             price
--------------       -----------------     -----------------     ---------------     -----------------     ---------------
$0.01 - 1.99                   880,000                  9.45   $            1.60               880,000   $            1.60
 2.00 - 3.99                 1,884,388                  7.53                2.51             1,745,222                2.52
 4.00 - 6.00                   607,560                  6.21                4.69               607,560                4.69
                     -----------------                                               -----------------
                             3,371,948                                                       3,232,782
                     =================                                               =================

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000


      (b)   Independent Director Stock Plan

            The Company has an Independent Director Stock Plan under which nonemployee directors of the Company are awarded common stock and stock options of the Company for serving on its board of directors. The plan authorizes and reserves for issuance a maximum of 500,000 common shares. At May 31, 1999 and 2000, 420,804 and 380,804 shares, respectively, were available for future issuance. During the year ended May 31, 1998, 8,559 shares of the Company's common stock were issued under the plan. During the year ended May 31, 1999, 600 shares and 56,637 options were issued under the plan. During the year ended May 31, 2000, 40,000 options were issued and 10,000 options were canceled under the plan. Options issued under the plan during the years ended May 31, 1999 and 2000 vested immediately upon issuance. Included in compensation expense are $13,000 and $89,000 for the years ended May 31, 1998 and 1999, respectively, resulting from the shares issued. For the years ended May 31, 1999 and 2000, 56,637 and 86,637 options were outstanding.

      (c)   Retirement Plan

            The Company maintains a 401(k) plan covering all eligible employees who meet service requirements as provided in the plan. Company contributions to the profit-sharing plan are determined annually by the Board of Directors. The Company contributed $27,000, $48,000 and $59,000 to the plan during the years ended May 31, 1998, 1999 and 2000, respectively.

      (d)   Employee Stock Purchase Plan

            The Company implemented an Employee Stock Purchase Plan in 1999 under which employees are eligible to purchase shares of the Company's common stock, through payroll deductions, at the lower of 85% of the Company's stock price on the first day of an offering period or 100% of the Company's stock price on the last day of an offering period. The first offering period began in November 1998. During the years ended May 31, 1999 and 2000, 41,942 and 142,696 shares, respectively, were purchased by employees under the plan.

(17)  Other Income and Expense

      Included in other income and expense during the year ended May 31, 1999 are other than temporary unrealized losses related to the Company's investment in shares of a public company of $4,943,000 as well as allowances totaling $2,884,000 related to the Company's guarantees of certain debt and a reserve for the outstanding note receivable.

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000


(18)  Income Taxes

      Total income tax benefit (expense) is as follows:

                                                                         1998                   1999                   2000
                                                                  -----------------      -----------------      -----------------
          Current:
           Federal                                              $          (593,000)               262,000                     --
           Foreign                                                               --             (1,422,000)               (41,800)
          Deferred:
           Federal                                                        1,075,000              3,799,000                 (8,000)
           Foreign                                                               --                     --                 28,800
                                                                  -----------------      -----------------      -----------------
               Total                                            $           482,000              2,639,000                (21,000)
                                                                  =================      =================      =================

      The domestic and foreign components of income (loss) before income tax benefit (expense) were as follows:

                                                                         1998                  1999                   2000
                                                                  -----------------     -----------------      -----------------
          Domestic                                              $         3,132,000           (18,992,000)           (11,421,000)
          Foreign                                                                --             3,484,000             (2,310,000)
                                                                  -----------------     -----------------      -----------------
               Income (loss) before income tax benefit
                (expense)                                       $         3,132,000           (15,508,000)           (13,731,000)
                                                                  =================     =================      =================

      Undistributed earnings of the Company's foreign subsidiaries for which no U.S. income taxes have been provided aggregates approximately $3,700,000 and $0 at May 31, 1999 and 2000, respectively. No provision for foreign withholding or U.S. federal income taxes was made for the undistributed earnings, as it is management's intention that earnings will be reinvested indefinitely in foreign operations or will be remitted substantially free of additional taxes.

      A reconciliation of the U.S. federal statutory tax rate of 34% and the Company's effective tax rates of 15%, 17% and 0% in the years ended May 31, 1998, 1999 and 2000, respectively, is as follows:

                                                                      1998                   1999                   2000
                                                                -----------------      -----------------      -----------------
          Computed expected income tax
            benefit (expense)                                 $        (1,065,000)             5,273,000              4,669,000
          Change in valuation allowance                                 1,717,000             (2,200,000)            (4,119,000)
          Other                                                          (170,000)              (434,000)              (571,000)
                                                                -----------------      -----------------      -----------------
                                                              $           482,000              2,639,000                (21,000)
                                                                =================      =================      =================

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000


      Significant components of the Company's deferred tax assets (liabilities) at May 31 are as follows:

                                                                   1999              2000
                                                               -------------    -------------
          Deferred tax assets:
           NOL carryforward                                    $   4,427,000        6,493,000
           Unrealized capital loss                                 1,532,000        1,550,000
           Goodwill                                                       --        2,408,000
           Other                                                   1,550,000        1,429,000
           Translation adjustment                                    587,000               --
           Valuation allowances                                   (2,200,000)      (6,322,000)
                                                               -------------    -------------
                                                                   5,309,000        5,558,000
          Deferred tax liabilities - depreciation                 (1,034,000)      (2,383,000)
                                                               -------------    -------------
                Net deferred tax asset                         $   4,275,000        3,175,000
                                                               =============    =============

     The Company has net operating loss (NOLs) carryforwards for U.S. federal income tax purposes of approximately $18,300,000, the benefits of which expire in the tax year 2001 through the tax year 2020.

     The NOLs created by the Company's subsidiaries prior to their acquisition and the NOLs created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition, have limitations related to the amount of usage by each subsidiary or consolidated group as described in the Internal Revenue Code. As a result of these limitations, approximately $1,500,000 of the $18,300,000 total NOLs at May 31, 2000 will never become available.

     The Company's ability to realize the deferred tax assets is dependent on material increases in present levels of pretax income, primarily in the United States.

(19) Net Income (Loss) Per Share

     Basic net income (loss) share is computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding, using the "if-converted" method, and outstanding stock options and warrants, using the "treasury stock" method.

     The components of basic and diluted net income (loss) per share at May 31 were as follows:

                                                                    1998              1999              2000
                                                                -------------    --------------    --------------
     Net income (loss) available for common shareholders        $   3,614,000       (12,869,000)      (13,049,000)
                                                                =============    ==============    ==============
     Average outstanding shares of common stock                    12,486,077        17,359,491        21,955,473
     Dilutive effect of:
      Warrants                                                        853,470                --                --
      Stock options                                                   266,514                --                --
                                                                -------------    --------------    --------------
     Common stock and common stock equivalents                     13,606,061        17,359,491        21,955,473
                                                                =============    ==============    ==============

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000

                                                       1998          1999            2000
                                                   -----------   -----------     -----------
     Earnings (loss) per share:
      Basic                                        $      0.29         (0.74)          (0.59)
      Diluted                                             0.27         (0.74)          (0.59)

     Options, warrants and convertible stock were not included in the calculation of net loss per share as they are anti-dilutive.

(20) Fair Value of Financial Instruments

     The Company's financial instruments include cash and cash equivalents, receivables, investment, accounts payable, accrued liabilities, and short and long-term borrowings. The fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates, with the exception of the senior subordinated notes payable, which are currently trading at approximately 60% of face value.

(21) Legal

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

(22) Consolidating Condensed Financial Statements

     The following statements present consolidating condensed financial information of the Company for the indicated periods. The Company's senior subordinated notes, which were to finance the Aeroment acquisition in July 1998, have been guaranteed by all of the Company's U.S. wholly owned subsidiaries. The guarantor subsidiaries have fully and unconditionally guaranteed this debt on a joint and several basis. This debt is not guaranteed by the Company's foreign subsidiaries, which consist of Aeroment and two related holding companies. There are no significant contractual restrictions on the distribution of funds from the guarantor subsidiaries to the parent corporation. The consolidating condensed financial information is presented in lieu of separate financial statements and other disclosures of the guarantor subsidiaries, as management has determined that such information is not material to investors.

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000

(a) Consolidating condensed balance sheet information at May 31, 1999 is as follows:

                                                                           Guarantor   Non-guarantor
               Assets                                       Parent       subsidiaries   subsidiaries     Eliminations   Consolidated
                                                         --------------  ------------  --------------   --------------  ------------
  Current assets:
    Cash and cash equivalents                            $   1,798,000        38,000      6,298,000             --        8,134,000
    Accounts receivable, net                                      --       8,723,000     16,661,000         (392,000)    24,992,000
    Inventories                                                   --      13,564,000     11,052,000             --       24,616,000
    Other                                                    4,535,000     1,517,000        660,000       (3,516,000)     3,196,000
                                                         --------------  ------------  --------------   --------------  ------------
           Total current assets                              6,333,000    23,842,000     34,671,000       (3,908,000)    60,938,000
                                                         --------------  ------------  --------------   --------------  ------------
  Property, plant and equipment, net                         6,151,000    21,930,000     17,198,000             --       45,279,000
                                                         --------------  ------------  --------------   --------------  ------------
  Other assets:
    Costs in excess of net book value of acquired
      subsidiaries, net                                           --       2,717,000     38,335,000             --       41,052,000
    Investment in subsidiaries                              53,228,000          --             --        (53,228,000)          --
    Intercompany note and loan receivable                   61,869,000          --           85,000      (61,954,000)          --
    Other                                                    8,327,000     3,296,000       (163,000)          (2,000)    11,458,000
                                                         --------------  ------------  --------------   --------------  ------------
           Total other assets                              123,424,000     6,013,000     38,257,000     (115,184,000)    52,510,000
                                                         --------------  ------------  --------------   --------------  ------------
           Total assets                                  $ 135,908,000    51,785,000     90,126,000     (119,092,000)   158,727,000
                                                         ==============  ============  ==============   ==============  ============

  Liabilities and Stockholders' Equity

  Current liabilities:
    Accounts payable                                     $     180,000     2,541,000      8,155,000         (392,000)    10,484,000
    Current portion of long-term debt                          137,000     1,141,000           --               --        1,278,000
    Other                                                    5,084,000     1,597,000      7,682,000       (3,516,000)    10,847,000
                                                         --------------  ------------  --------------   --------------  ------------
           Total current liabilities                         5,401,000     5,279,000     15,837,000       (3,908,000)    22,609,000
                                                         --------------  ------------  --------------   --------------  ------------
  Long-term liabilities:
    Long-term debt, net of current portion                  76,375,000     3,845,000           --               --       80,220,000
    Intercompany loan payable                                   85,000    24,369,000     37,500,000      (61,954,000)          --
    Other                                                       28,000     1,105,000        746,000             --        1,879,000
                                                         --------------  ------------  --------------   --------------  ------------
           Total long-term liabilities                      76,488,000    29,319,000     38,246,000      (61,954,000)    82,099,000
                                                         --------------  ------------  --------------   --------------  ------------
  Stockholders' equity (deficit):
    Convertible preferred stock                                   --            --             --               --             --
    Common stock                                                19,000    21,141,000     35,117,000      (56,258,000)        19,000
    Additional paid-in capital                              69,276,000          --             --               --       69,276,000
    Accumulated other comprehensive loss                    (1,140,000)         --       (1,136,000)       1,136,000     (1,140,000)
    Retained earnings (accumulated deficit)                (14,136,000)   (3,954,000)     2,062,000        1,892,000    (14,136,000)
                                                         --------------  ------------  --------------   --------------  ------------
           Total stockholders' equity                       54,019,000    17,187,000     36,043,000      (53,230,000)    54,019,000
                                                         --------------  ------------  --------------   --------------  ------------
           Total liabilities and stockholders' equity    $ 135,908,000    51,785,000     90,126,000     (119,092,000)   158,727,000
                                                         ==============  ============  ==============   ==============  ============

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000



(b) Consolidating condensed balance sheet information at May 31, 2000 is as follows:

                                                                          Guarantor     Non-guarantor
               Assets                                        Parent      subsidiaries   subsidiaries   Eliminations   Consolidated
                                                         -------------   ------------   ------------   ------------   ------------
  Current assets:
    Cash and cash equivalents                            $    (184,000)        58,000      2,280,000              --     2,154,000
    Accounts receivable, net                                        --      9,047,000     12,527,000        (364,000)   21,210,000
    Inventories                                                     --     17,307,000     10,542,000              --    27,849,000
    Other                                                      895,000      1,145,000        500,000              --     2,540,000
                                                         -------------    -----------    -----------     -----------   -----------
           Total current assets                                711,000     27,557,000     25,849,000        (364,000)   53,753,000
                                                         -------------    -----------    -----------     -----------   -----------
  Property, plant and equipment, net                         6,340,000     22,995,000     14,741,000              --    44,076,000
                                                         -------------    -----------    -----------     -----------   -----------
  Other assets:
    Costs in excess of net book value of
    acquired subsidiaries, net                                      --      3,296,000     34,995,000              --    38,291,000
    Investment in and loans to subsidiaries                111,792,000     72,618,000             --    (184,410,000)           --
    Other                                                    5,183,000      2,982,000       (703,000)             --     7,462,000
                                                         -------------    -----------    -----------     -----------   -----------
           Total other assets                              116,975,000     78,896,000     34,292,000    (184,410,000)   45,753,000
                                                         -------------    -----------    -----------     -----------   -----------
           Total assets                                  $ 124,026,000    129,448,000     74,882,000    (184,774,000)  143,582,000
                                                         =============    ===========    ===========     ===========   ===========
   Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                     $     667,000      3,729,000      6,598,000        (364,000)   10,630,000
    Current portion of long-term debt                          170,000        928,000             --              --     1,098,000
    Line of credit                                           5,379,000             --             --              --     5,379,000
    Other                                                    2,989,000      2,898,000      1,578,000              --     7,465,000
                                                         -------------    -----------    -----------        --------    ----------
           Total current liabilities                         9,205,000      7,555,000      8,176,000        (364,000)   24,572,000
                                                         -------------    -----------    -----------       ----------   ----------

  Long-term liabilities:
    Long-term debt, net of current portion                  64,928,000      2,933,000             --              --    67,861,000
    Intercompany loan payable                                       --     71,484,000     38,957,000    (110,441,000)           --
    Other                                                      125,000        706,000        550,000              --     1,381,000
                                                         -------------    -----------     ----------     -----------   -----------
           Total long-term liabilities                      65,053,000     75,123,000     39,507,000    (110.441,000)   69,242,000
                                                         -------------    -----------     ----------     -----------   -----------
  Stockholders' equity (deficit):
    Convertible preferred stock                                     --             --             --              --            --
    Common stock                                                30,000     56,139,000     33,710,000     (89,849,000)       30,000
    Additional paid-in capital                              83,173,000             --             --              --    83,173,000
    Accumulated other comprehensive loss                    (6,250,000)            --     (6,250,000)      6,250,000    (6,250,000)
    Accumulated deficit                                     27,185,000     (9,369,000)      (261,000)      9,630,000   (27,185,000)
                                                         -------------    -----------     ----------     -----------   -----------
           Total stockholders' equity                       49,768,000     46,770,000     27,199,000     (73,969,000)   49,768,000
                                                         -------------    -----------     ----------     -----------   -----------
           Total liabilities and stockholders' equity    $ 124,026,000    129,448,000     74,882,000    (184,774,000)  143,582,000
                                                         =============    ===========     ==========     ===========   ===========
                                                                                                                       (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000

(c) Consolidating condensed statement of operations information for the year ended May 31, 1998 is as follows:

                                                                          Guarantor     Non-guarantor
                                                          Parent        subsidiaries    subsidiaries    Eliminations   Consolidated
                                                      --------------    ------------    -------------   ------------   ------------
Net sales                                             $          --      54,968,000                --      (869,000)     54,099,000
Cost of sales                                                    --      40,356,000                --      (869,000)     39,487,000
                                                      -------------      ----------     -------------    ----------      ----------
           Gross profit                                          --      14,612,000                --            --      14,612,000

Operating expenses                                        2,378,000       9,373,000                --    (1,879,000)      9,872,000
                                                      -------------      ----------     -------------    ----------      ----------
           Income (loss) from operations                 (2,378,000)      5,239,000                --     1,879,000       4,740,000
                                                      -------------      ----------     -------------    ----------      ----------
Other income (expense):
  Parent's share of subsidiaries net loss                 4,778,000              --                --    (4,778,000)             --
  Interest expense                                         (380,000)       (485,000)               --            --        (865,000)
  Other                                                     995,000         141,000                --    (1,879,000)       (743,000)
                                                      -------------      ----------     -------------    ----------      ----------
           Total other income (expense)                   5,393,000        (344,000)               --    (6,657,000)     (1,608,000)
                                                      -------------      ----------     -------------    ----------      ----------
           Income before income taxes                     3,015,000       4,895,000                --    (4,778,000)      3,132,000

Income tax benefit (expense)                                599,000        (117,000)               --            --         482,000
                                                      -------------      ----------     -------------    ----------      ----------
           Net income                                     3,614,000       4,778,000                --    (4,778,000)      3,614,000

Other comprehensive loss - adjustment for
  unrealized loss on investment                            (436,000)             --                --            --        (436,000)
                                                      -------------      ----------     -------------    ----------      ----------
           Comprehensive income                       $   3,178,000       4,778,000                --    (4,778,000)      3,178,000
                                                      =============      ==========     =============    ==========      ==========

(d) Consolidating condensed statement of operations information for the year ended May 31, 1999 is as follows:

                                                                          Guarantor     Non-guarantor
                                                          Parent        subsidiaries    subsidiaries    Eliminations   Consolidated
                                                      --------------    ------------    -------------   ------------   ------------
Net sales                                             $          --      56,675,000        52,814,000    (2,123,000)    107,366,000
Cost of sales                                                    --      46,150,000        42,275,000    (2,123,000)     86,302,000
                                                      -------------      ----------     -------------    ----------      ----------
           Gross profit                                          --      10,525,000        10,539,000            --      21,064,000

Operating expenses                                        4,367,000      16,194,000         3,556,000    (2,078,000)     22,039,000
                                                      -------------      ----------     -------------    ----------      ----------
           Income (loss) from operations                 (4,367,000)     (5,669,000)        6,983,000     2,078,000        (975,000)
                                                      -------------      ----------     -------------    ----------      ----------
Other income (expense):
  Parent's share of subsidiaries net loss                (1,800,000)             --                --     1,800,000              --
  Interest expense                                       (8,050,000)       (622,000)       (3,516,000)    3,516,000      (8,672,000)
  Other                                                    (727,000)        443,000            17,000    (5,594,000)     (5,861,000)
                                                      -------------      ----------     -------------    ----------      ----------
           Total other expense                          (10,577,000)       (179,000)       (3,499,000)     (278,000)    (14,533,000)
                                                      -------------      ----------     -------------    ----------      ----------
           Income (loss) before income taxes            (14,944,000)     (5,848,000)        3,484,000     1,800,000     (15,508,000)

Income tax benefit (expense)                              2,075,000       1,986,000        (1,422,000)           --       2,639,000
                                                      -------------      ----------     -------------    ----------      ----------
           Net income (loss)                            (12,869,000)     (3,862,000)        2,062,000     1,800,000     (12,869,000)
                                                      -------------      ----------     -------------    ----------      ----------
Other comprehensive income (loss):
  Foreign currency translation, net of tax                   (4,000)             --        (1,136,000)           --      (1,140,000)
  Adjustment for unrealized loss on investment              436,000              --                --            --         436,000
                                                      -------------      ----------     -------------    ----------      ----------
           Total other comprehensive income (loss)          432,000              --        (1,136,000)           --        (704,000)
                                                      -------------      ----------     -------------    ----------      ----------
           Comprehensive income (loss)                $ (12,437,000)     (3,862,000)          926,000     1,800,000     (13,573,000)
                                                      =============      ==========     =============    ==========     ===========

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000


(e) Consolidating condensed statement of operations information for the year ended May 31, 2000 is as follows:

                                                                           Guarantor   Non-guarantor
                                                            Parent       subsidiaries   subsidiaries     Eliminations   Consolidated
                                                         --------------  ------------  --------------   --------------  ------------
Net sales                                                $         --      58,408,000      56,913,000      (2,627,000)  112,694,000
Cost of sales                                                      --      45,433,000      49,257,000      (2,627,000)   92,063,000
                                                         ------------    ------------  --------------   --------------  -----------

           Gross profit                                            --      12,975,000       7,656,000              --    20,631,000

Operating expenses                                          6,896,000      18,036,000       5,652,000      (6,051,000)   24,533,000
                                                         ------------    ------------  --------------   --------------  -----------

           Income (loss) from operations                   (6,896,000)     (5,061,000)      2,004,000       6,051,000    (3,902,000)
                                                         ------------    ------------  --------------   --------------  -----------
Other income (expense):
  Parent's share of subsidiaries net loss                  (7,738,000)             --              --       7,738,000            --
  Interest expense                                         (9,394,000)     (4,748,000)     (4,349,000)      8,532,000    (9,959,000)
  Other                                                    10,284,000       4,394,000          35,000     (14,583,000)      130,000
                                                         ------------    ------------  --------------   --------------  -----------

           Total other expense                             (6,848,000)       (354,000)     (4,314,000)      1,687,000    (9,829,000)
                                                         ------------    ------------  --------------   --------------  -----------
           Loss before income taxes and
              extraordinary item                          (13,744,000)     (5,415,000)     (2,310,000)      7,738,000   (13,731,000)

Income tax expense                                             (8,000)             --         (13,000)             --       (21,000)
Extraordinary item, net of tax                                703,000              --              --              --       703,000
                                                         ------------    ------------  --------------   --------------  -----------

           Net loss                                       (13,049,000)     (5,415,000)     (2,323,000)      7,738,000   (13,049,000)

Other comprehensive loss - foreign currency
  translation, net of tax                                  (5,110,000)             --      (5,110,000)      5,110,000    (5,110,000)
                                                         ------------    ------------  --------------   --------------  -----------

           Comprehensive loss                            $(18,159,000)     (5,415,000)     (7,433,000)     12,848,000   (18,159,000)
                                                         ============    ============  ==============   ==============  ===========

                                                                                                                         (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000

(f) Consolidating condensed statement of cash flows information for the year ended May 31, 1998 is as follows:

                                                                             Guarantor    Non-guarantor
                                                                Parent      subsidiaries   subsidiaries   Eliminations  Consolidated
                                                             -------------  ------------  -------------   ------------  ------------
Cash flow from operating activities - net cash provided
  by operating activities                                    $  4,023,000     2,349,000              --    (4,778,000)    1,594,000
                                                             ------------   -----------   -------------   -----------   -----------

Cash flow from investing activities:

  Acquisition of property, plant and equipment                 (3,010,000)   (3,499,000)             --            --    (6,509,000)
  Investment in and loans to subsidiaries                      (3,289,000)           --              --            --    (3,289,000)
  Other changes, net                                          (15,114,000)      125,000              --     8,082,000    (6,907,000)
                                                             ------------   -----------   -------------   -----------   -----------
          Net cash used in investing activities               (21,413,000)   (3,374,000)             --     8,082,000   (16,705,000)
                                                             ------------   -----------   -------------   -----------   -----------
Cash flow from financing activities:

  Payments on long-term debt and capital leases                  (125,000)   (1,378,000)             --            --    (1,503,000)
  Proceeds from long-term debt                                  9,590,000       535,000              --            --    10,125,000
  Proceeds from sale of common stock, net                       2,223,000            --              --            --     2,223,000
  Proceeds from sale of preferred stock, net                    9,260,000            --              --            --     9,260,000
  Other changes, net                                            3,777,000     2,946,000              --    (3,304,000)    3,419,000
                                                             ------------   -----------   -------------   -----------   -----------
          Net cash provided by financing activities            24,725,000     2,103,000              --    (3,304,000)   23,524,000
                                                             ------------   -----------   -------------   -----------   -----------

          Net change in cash and cash equivalents               7,335,000     1,078,000              --            --     8,413,000

Cash and cash equivalents at beginning of year                  2,063,000       985,000              --            --     3,048,000
                                                             ------------   -----------   -------------   -----------   -----------
Cash and cash equivalents at end of year                     $  9,398,000     2,063,000              --            --    11,461,000
                                                             ============   ===========   =============   ===========   ===========
Supplemental cash flow:
  Noncash operating expenses related to:
    Depreciation                                             $     34,000     1,874,000              --            --     1,908,000
    Amortization                                                       --       296,000              --            --       296,000
  Cash paid during the year for:

    Interest                                                       17,000       695,000              --            --       712,000
    Income taxes                                                  521,000            --              --            --       521,000
  Acquisition of subsidiaries:
    Fair value of assets acquired and resulting
      goodwill, excluding cash                                 10,034,000            --              --            --    10,034,000
    Liabilities assumed                                         3,925,000            --              --            --     3,925,000
    Common stock issued                                         6,109,000            --              --            --     6,109,000
  Noncash investing and financing activities:
    Seller financed acquisition of property,
      plant and equipment                                              --     3,336,000              --            --     3,336,000
    Conversion of notes and accrued interest
      to common stock                                           5,519,000            --              --            --     5,519,000
    Restructuring of certain notes receivable
      for an investment in common stock                         6,053,000            --              --            --     6,053,000
    Other noncash investing and financing
      activities, net                                             750,000       139,000              --            --       889,000

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000


(g) Consolidating condensed statement of cash flows information for the year ended May 31, 1999 is as follows:

                                                                         Guarantor     Non-guarantor
                                                             Parent     subsidiaries   subsidiaries    Eliminations  Consolidated
                                                         ------------   ------------   ------------    ------------  ------------

Cash flow from operating activities - net cash
  provided by (used in) operating activities             $ (7,015,000)      888,000      3,955,000      1,800,000      (372,000)
                                                         ------------   ------------   ------------     -----------  -------------

Cash flow from investing activities:
  Acquisition of property, plant and equipment             (2,251,000)   (4,206,000)    (1,583,000)           --     (8,040,000)
  Investment in and loans to subsidiaries                 (69,752,000)  (72,618,000)           --      72,618,000   (69,752,000)
  Other changes, net                                       (6,401,000)       76,000        (85,000)     4,928,000    (1,482,000)
                                                         ------------   -----------     ----------     ----------   -----------
             Net cash used in investing activities        (78,404,000)  (76,748,000)    (1,668,000)    77,546,000   (79,274,000)
                                                         ------------   -----------     ----------     ----------   -----------

Cash flow from financing activities:
  Payments on long-term debt and capital leases            (4,154,000)   (1,548,000)       (50,000)           --     (5,752,000)
  Proceeds from long-term debt                             72,160,000    72,618,000            --     (72,618,000)   72,160,000
  Proceeds from sale of common stock, net                   4,898,000           --             --             --      4,898,000
  Proceeds from sale of preferred stock, net                6,630,000           --             --             --      6,630,000
  Other changes, net                                       (1,715,000)    2,765,000      4,167,000     (6,728,000)   (1,511,000)
                                                         ------------    ----------      ---------     ----------    ----------
             Net cash provided by financing activities     77,819,000    73,835,000      4,117,000    (79,346,000)   76,425,000
                                                         ------------    ----------      ---------     ----------    ----------
             Net change in cash and cash equivalents       (7,600,000)   (2,025,000)     6,404,000            --     (3,221,000)

Cash and cash equivalents at beginning of year              9,398,000     2,063,000            --             --     11,461,000

Effect of exchange rates on cash                                  --            --        (106,000)           --       (106,000)
                                                         ------------    ----------      ---------     ----------     ---------
Cash and cash equivalents at end of year                 $  1,798,000        38,000      6,298,000            --      8,134,000
                                                         ============    ==========      =========     ==========     =========

Supplemental cash flow:
  Noncash operating expenses related to:
    Depreciation                                         $    192,000     2,970,000      2,306,000            --      5,468,000
    Amortization                                                  --        392,000        844,000            --      1,236,000
  Cash paid during the year for:
    Interest                                                4,870,000       413,000         13,000            --      5,296,000
    Income taxes                                              100,000           --         311,000            --        411,000
  Noncash investing and financing activities:
    Seller financed acquisition of property, plant
      and equipment                                               --        241,000            --             --        241,000
    Reclassification of property, plant and
      equipment to other assets                                   --      1,217,000            --             --      1,217,000

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000

(h) Consolidating condensed statement of cash flows information for the year ended May 31, 2000 is as follows:

                                                                       Guarantor     Non-guarantor
                                                       Parent        subsidiaries    subsidiaries     Eliminations    Consolidated
                                                    ------------    -------------   -------------   --------------   --------------
Cash flow from operating activities - net cash
  provided by (used in) operating activities        $ (11,649,000)      1,510,000      (2,806,000)      7,738,000       (5,207,000)
                                                     ------------    ------------    ------------    ------------     ------------
Cash flow from investing activities:
  Acquisition of property, plant and equipment           (767,000)     (2,846,000)     (1,254,000)             --       (4,867,000)
  Investment in and loans to subsidiaries              (1,282,000)        (39,000)             --              --       (1,321,000)
  Other changes, net                                    2,234,000          21,000          85,000      (3,825,000)      (1,485,000)
                                                     ------------    ------------    ------------    ------------     ------------
            Net cash provided by (used in)
              investing activities                        185,000      (2,864,000)     (1,169,000)     (3,825,000)      (7,673,000)
                                                     ------------    ------------    ------------    ------------     ------------
Cash flow from financing activities:
  Net borrowings (repayments) under line of credit      5,379,000        (161,000)             --              --        5,218,000
  Payments on long-term debt and capital leases          (116,000)     (2,328,000)       (159,000)             --       (2,603,000)
  Proceeds from sale of common stock, net               4,169,000              --              --              --        4,169,000
  Other changes, net                                       50,000       3,863,000          50,000      (3,913,000)          50,000
                                                     ------------    ------------    ------------    ------------     ------------

            Net cash provided by (used in)
              financing activities                      9,482,000       1,374,000        (109,000)     (3,913,000)       6,834,000
                                                     ------------    ------------    ------------    ------------     ------------
            Net change in cash and cash equivalents    (1,982,000)         20,000      (4,084,000)             --       (6,046,000)

Cash and cash equivalents at beginning of year          1,798,000          38,000       6,298,000              --        8,134,000

Effect of exchange rates on cash                               --              --          66,000              --           66,000
                                                     ------------    ------------    ------------    ------------     ------------
Cash and cash equivalents at end of year            $    (184,000)         58,000       2,280,000              --        2,154,000
                                                     ============    ============    ============    ============     ============

Supplemental cash flow:
  Noncash operating expenses related to:
    Depreciation                                    $     436,000       3,018,000       2,721,000              --        6,175,000
    Amortization                                               --         475,000         981,000              --        1,456,000
    Impairment of long-lived assets                       178,000       5,097,000              --              --        5,275,000
  Cash paid during the year for:
    Interest                                            8,997,000       3,719,000       7,900,000     (11,053,000)       9,563,000
    Income taxes                                               --              --       2,232,000              --        2,232,000
  Noncash investing and financing activities -
    conversion of notes and accrued interest to        11,457,000              --              --              --       11,457,000
       common stock

                                                                     (Continued)

     (i)  Inventory information at May 31 is as follows:

                                                      1999             2000
                                                 -------------   -------------
          Guarantor subsidiaries
           Raw materials                         $   5,074,000       5,492,000
           Work in progress                          3,788,000       5,439,000
           Finished goods                            4,702,000       6,376,000
                                                 -------------   -------------
                                                    13,564,000      17,307,000
                                                 -------------   -------------
          Non-guarantor subsidiaries:
           Raw materials                             2,300,000       1,712,000
           Work in progress                          7,690,000       8,142,000
           Finished goods                            1,062,000         688,000
                                                 -------------   -------------
                                                    11,052,000      10,542,000
                                                 -------------   -------------
                 Total inventories               $  24,616,000      27,849,000
                                                 =============   =============

(23) Subsequent Event

     Subsequent to the end of fiscal year 2000, in July, 2000, the Company closed the first installment of a $3.5 million private placement of common stock to two accredited investors. On that date, the Company issued 1,142,860 shares of common stock and warrants to purchase additional shares to the investors for a gross amount of $2.0 million. The Company expects to file a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the shares of common stock issued or issuable as a result of the transaction (the "Registration Statement"). Upon effectiveness of the Registration Statement within sixty days after the first closing, a second closing will occur, and the investors will pay an additional $1.5 million and receive 857,140 additional shares of common stock. The effectiveness of the Registration Statement within 60 days after the first closing is the only condition to the second closing.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

The following table sets forth information as of August 18, 2000, regarding the current directors and those nominated to become directors, and the executive officers of the Company.

Name                       Age   Position with Company
--------------------------------------------------------------------------------------
Donald A. Wright            48   Chairman of the Board, Chief Executive Officer
                                 And President

Werner Hafelfinger          54   Chief Operating Officer, Vice President Operations,
                                 Director

Nick A. Gerde               55   Chief Financial Officer, Vice President Finance,
                                 Treasurer and Assistant Secretary

Sheryl A. Symonds           45   Vice President Administration, General Counsel
                                 And Secretary

Allen W. Dahl, M.D.         72   Director

Dale L. Rasmussen           50   Director

Gene C. Sharratt, Ph.D.     53   Director Nominee

Robert M. Stemmler          65   Director

William A. Wheeler          66   Director

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

Allen W. Dahl.   Dr. Allen W. Dahl has been a director of the Company since
February 1995, and of its predecessors since September 1994. Dr. Dahl is retired from practice as a physician in the Puget Sound region of Washington. Dr. Dahl has announced his retirement from the Board of Directors as of the annual meeting of shareholders to be held on October 10, 2000.

Dale L. Rasmussen.   Dale L. Rasmussen has been a director of the Company since
June 1997. Mr. Rasmussen has been employed as the Senior Vice President and Secretary of IMPCO Technologies, Inc. since 1989.

Gene C. Sharratt.   Dr. Gene C. Sharratt has been nominated to become a director of the Company at the annual meeting of shareholders to be held on October 10, 2000. Dr. Sharratt has been Superintendent of the North Central Education Service District in Wenatchee, Washington since July 1991.

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

Other Significant Employees

Lewis L. Wear.   Lewis L. Wear, 59, has been President of the U.S. Electronics
Group since August 1996 and President of Pacific Coast Technologies, Inc. since February 1996. He also has been Vice President of Ceramic Devices since October 1997, President of NTI since April 1997, President of Balo since February 1998, and President of ESC since October 1998. Prior to November 1995, Mr. Wear was Vice President of Operations for Vacuum Atmospheres, a division of WEMS, Inc.

Duncan Crighton.   Duncan Crighton, 64, has been Chief Executive Officer of
Aeromet since March 1997 and became President of the Company's European Aerospace Group upon closing of the Aeromet Acquisition. Mr. Crighton served as Managing Director of Aeromet's predecessor, Kent Aerospace Castings plc, from 1990 through 1995, and as a management consultant to Aeromet from 1995 to February 1997.

Board of Directors

Committees.  The Board of Directors has a number of committees, as follows:

-----------------------------------------------------------------------------------------------------------
Committee               Function                                                          Current Members
---------               --------                                                          ---------------
-----------------------------------------------------------------------------------------------------------
Option Committee        Administers the Company's Amended and Restated Stock              Dr. Dahl
                        Incentive Plan and 1999 Stock Incentive Plan.                     Mr. Rasmussen
                                                                                          Mr. Stemmler
-----------------------------------------------------------------------------------------------------------
Finance and Audit       Reviews the Company's accounting policies, practices,             Mr. Rasmussen
Committee               internal accounting controls and financial reporting.  Also       Mr. Stemmler
                        oversees engagement of the Company's independent auditors         Mr. Wheeler
                        and monitors management implementation of the
                        recommendations and findings of the Company's independent
                        auditors.
-----------------------------------------------------------------------------------------------------------
Compensation            Establishes salaries, incentives and other compensation for       Mr. Wheeler
Committee               the chief executive officer, chief operating officer, chief       Dr. Dahl
                        financial officer, general counsel, subsidiary presidents         Mr. Rasmussen
                        and other key employees of the Company and its
                        subsidiaries. Also administers policies relating to
                        compensation and benefits, including the Amended and
                        Restated Independent Director Stock Plan and the Employee
                        Stock Purchase Plan.
-----------------------------------------------------------------------------------------------------------
Nominating Committee    Recommends individuals to be presented to the shareholders        Mr. Wright
                        for election or reelection to the Board of Directors.             Mr. Rasmussen
                                                                                          Mr. Stemmler
-----------------------------------------------------------------------------------------------------------

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


Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year, and on written representations of the Company's officers, directors, or principal shareholders ("Reporting Persons") that no other reports were required, the Company believes that, during the fiscal year ended May 31, 2000, the Reporting Persons complied in all material respects with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth in summary form the compensation paid by the Company to the Chief Executive Officer and to the Company's three most highly compensated executive officers (the "Named Executives") for services in all capacities to the Company for the last three fiscal years:

-------------------------------------------------------------------------------------------------------
                                         Annual             Long-Term
                                      Compensation         Compensation
-------------------------------------------------------------------------------------------------------
Name and Principal        Fiscal                        Securities Underlying        Other Annual
Position                   Year         Salary ($)       Options/SARs(#)/(1)/       Compensation ($)
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Donald A. Wright            2000           292,008              450,000/(2)/            5,800/(4)/
                         ------------------------------------------------------------------------------
CEO and President           1999           247,551            1,000,000/(3)/            5,547/(4)/
                         ------------------------------------------------------------------------------
                            1998           192,000              650,000/(5)/            4,800/(6)/
                         ------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Werner Hafelfinger          2000           175,000              100,000/(2)/            2,500/(6)/
                         ------------------------------------------------------------------------------
COO, VP Operations          1999/(7)/       33,654               50,000/(8)/              600/(6)/
                         ------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Nick A. Gerde               2000           140,000              100,000/(2)/            2,500/(6)/
                         ------------------------------------------------------------------------------
CFO, VP Finance,            1999           130,000              116,056/(3)/            2,400/(6)/
                         ------------------------------------------------------------------------------
Treasurer and               1998           100,000               75,000/(5)/            2,400/(6)/
                         ------------------------------------------------------------------------------
Assistant Secretary
                         ------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Sheryl A. Symonds           2000           176,364              100,000/(2)/               --
                         ------------------------------------------------------------------------------
VP Administration,          1999           160,973              160,000/(3)/               --
                         ------------------------------------------------------------------------------
General Counsel and         1998/(9)/      105,000              160,000/(5)/               --
                         ------------------------------------------------------------------------------
Secretary
-------------------------------------------------------------------------------------------------------

________________________
/(1)/  Represents options to purchase shares of Common Stock.

/(2)/ One-half of these options were granted in June 1999 with respect to fiscal 1999, and one-half were granted in May 2000, with respect to fiscal 2000.

/(3)/ Represents repricing of previously granted options. On December 4, 1998, the Board of Directors approved the repricing of outstanding options under the Company's Amended and Restated Stock Incentive Plan. For purposes of this table, repriced options are considered to be option grants and, therefore, are required to be included in the table as options granted in fiscal 1999. Other than repricing of options, no options were granted to Mr. Wright, Mr. Gerde, or Ms. Symonds during fiscal 1999.

/(4)/ Represents estimated value of the personal use of Company vehicles ($5,000 in fiscal 2000; $4,800 in fiscal 1999) and premiums on $2 million of key-man life insurance denoting Mr. Wright's spouse as beneficiary.

/(5)/ These options were repriced in fiscal 1999, and the entire balance is also included in this table as options granted during fiscal 1999. See footnote (3) above.

/(6)/  Represents estimated value of the personal use of a Company vehicle.

/(7)/ Represents the compensation received by Mr. Hafelfinger during the three months he was employed by the Company in fiscal year 1999.

/(8)/ Does not include options to purchase 10,000 shares granted to Mr. Hafelfinger in October 1998 under the Amended and Restated Independent Director Stock Plan, when Mr. Hafelfinger was a non-employee director of the Company.

/(9)/ Represents the compensation received by Ms. Symonds during the nine months she was employed by the Company in fiscal year 1998.

Option Grants Table

The following table sets forth information on grants of stock options by the Company during the year ended May 31, 2000 to the Named Executives:

--------------------------------------------------------------------------------------------------------------
                                           % of Total
                         Securities         Options
                         Underlying        Granted to       Exercise or                     Grant Date
                          Options         Employees in       Base Price     Expiration        Present
       Name              Granted (#)       Fiscal Year       ($/Share)         Date        Value/(1)/ ($)
--------------------------------------------------------------------------------------------------------------
Donald A. Wright           225,000           24.73%           $1.6875         5/31/09         $309,000
--------------------------------------------------------------------------------------------------------------
                           225,000           24.73%           $1.5000         5/04/10         $324,000
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Werner Hafelfinger          50,000            5.49%           $1.6875         5/31/09         $ 69,000
--------------------------------------------------------------------------------------------------------------
                            50,000            5.49%           $1.5000         5/04/10         $ 72,000
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Nick A. Gerde               50,000            5.49%           $1.6875         5/31/09         $ 69,000
--------------------------------------------------------------------------------------------------------------
                            50,000            5.49%           $1.5000         5/04/10         $ 72,000
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Sheryl A. Symonds           50,000            5.49%            $1.6875        5/31/09         $ 69,000
--------------------------------------------------------------------------------------------------------------
                            50,000            5.49%            $1.5000        5/04/10         $ 72,000
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

_____________________
/(1)/ Although the Company believes that it is not possible to place a value on an option, in accordance with the rules of the SEC, the Company has used a Black-Scholes model of option valuation to estimate grant date present value. The actual value realized, if any, may vary significantly from the values estimated by this model. Any future values realized will ultimately depend upon the excess of the stock price over the exercise price on the date the option is exercised. The assumptions used to estimate the grant date present value of this option were: volatility (71.86% and 121.75%); risk-free rate of return (6%); dividend yield (0%); and time of exercise (remaining life 10 years).

Aggregated Options and Fiscal Year-End Option Values

The following table summarizes the aggregate employee stock options and non-public warrants, and their market values at May 31, 2000, held by the Named
Executives:

                                        Number of Securities                 Value of Unexercised
                                       Underlying Unexercised                In-the-Money Options
                                        Options at FY-end (#)                 at FY-end ($)/(1)/
                                    -------------------------------     -------------------------------
Name                                Exercisable       Unexercisable     Exercisable       Unexercisable
----                                -----------       -------------     -----------       -------------
Donald A. Wright                     2,232,560               --              --                 --
Werner Hafelfinger/(2)/                150,000               --              --                 --
Nick A. Gerde                          266,178            4,878              --                 --
Sheryl A. Symonds                      260,000               --              --                 --

/(1)/ No options or warrants held by the Named Executives had exercise prices of less than $1.25 per share, the closing price of the Common Stock on May 31, 2000.
/(2)/ Does not include options to purchase 10,000 shares granted to Mr. Hafelfinger in October 1998 under the Amended and Restated Independent Director Stock Plan, when Mr. Hafelfinger was a non-employee director of the Company.

Employment Agreements

The Company has entered into employment agreements with each of the Named Executives. The employment agreements employ Mr. Wright through fiscal 2003, and employ Mr. Hafelfinger, Mr. Gerde, and Ms. Symonds through fiscal 2002. The employment agreements provide for an annual salary in fiscal 2001 of $335,809, $200,000, $150,000 and $190,473, for Mr. Wright, Mr. Hafelfinger, Mr. Gerde, and Ms. Symonds, respectively. The employment agreements also provide for the annual grant to each of the Named Executives of options to purchase up to 275,000 shares of Common Stock for Mr. Wright, and up to 50,000 shares of Common Stock for Mr. Hafelfinger, Mr. Gerde, and Ms. Symonds. Of these, 50,000 of Mr. Wright's options are fixed, 25,000 of the other Named Executive's options are fixed, and the remainder are discretionary. The exercise price of any such options is equal to the fair market value of the Common Stock on the date of grant. Each option may contain vesting and other terms as are approved by the Board of Directors, and will expire ten years after the date of grant. If a Named Executive's employment with the Company is terminated without cause, or if there is a change of control, as those terms are defined in their employment agreements, the Company will be required to make severance payments equal to, in the case of Mr. Wright, twice Mr. Wright's then-current annual base salary; in the case of Mr. Gerde, one times his then-current annual base salary; in the case of Ms. Symonds, one and one-half times her then-current annual base salary; and in the case of Mr. Hafelfinger, twice his then-current annual base salary in the event of a change in control or one times his then-current annual base salary if he is terminated without cause. Under these employment agreements, Mr. Wright, Mr. Hafelfinger, and Mr. Gerde agree not to compete with the Company for two years following termination of employment. In May 1999, the Board of Directors adopted a management incentive compensation program, which provides for the payment of cash bonuses to the Named Executives, the group presidents, and certain other senior managers, upon attainment of certain goals. Under this program, each of the Named Executives could have earned a cash bonus for fiscal 2000 of 10% of his or her annual salary if the Company achieved budgeted operating income levels for the year and an additional 5% if the Company exceeded budgeted operating income by 10%. In addition, each of the Named Executives could have earned a cash bonus of up to 5% of his or her annual salary upon achieving personal goals and objectives for a possible total bonus of 20% of annual salary. The Named Executives did not earn any bonus under this program for fiscal 2000 because the Company did not earn a profit. In August 2000, the Board of Directors amended the management incentive compensation program for fiscal 2001. Under the amended program, each of the Named Executives can earn a cash bonus of 10% of his or her annual salary if the Company achieves both budgeted revenue and budgeted operating income levels for the year and an additional 5% if the Company exceeds these budgeted amounts by 10%, for a possible total bonus of 15% of annual salary.

Certain Tax Considerations Related to Executive Compensation

As a result of Section 162(m) of the Code, if the Company pays more that $1,000,000 in compensation to a "covered employee" (the chief executive officer and the next four highest paid employees) in a single year, then the Company's deduction for such compensation could be limited to $1,000,000.

Benefit Plans

1999 Stock Incentive Plan

The Company's shareholders adopted the Company's 1999 Stock Incentive Plan (the "1999 Plan") in October 1999. The Company has reserved for issuance under the 1999 Plan a maximum of 4,000,000 shares of Common Stock, subject to certain adjustments. Under the 1999 Plan, the plan administrator may award incentive stock options ("ISOs") to key employees, and may award non-qualified stock options ("NSOs"), stock appreciation rights ("SARs"), stock and cash bonus awards, restricted stock, and performance units to employees and certain non-employees (other than non-employee directors) who have important relationships with the Company or its subsidiaries. However, no person may receive options to purchase more than 1,000,000 shares in any one year. As of May 31, 2000, options to purchase an aggregate of 430,000 shares of Common Stock had been granted under the 1999 Plan, leaving 3,570,000 shares available as of May 31, 2000 for future grant under the 1999 Plan. No SARs, stock or cash bonus awards, restricted stock, or performance units have been granted under the 1999 Plan.

The 1999 Plan is administered by the Option Committee of the Board of Directors, which is comprised of disinterested directors in accordance with Rule 16b-3 under the Exchange Act, and of outside directors under Section 162(m) of the Internal Revenue Code. However, only the Board of Directors may amend or terminate the 1999 Plan. Unless terminated sooner by the Board of Directors, the 1999 Plan expires in July 2009. The 1999 Plan provides that, in general, a vested option would have to be exercised within three months after the optionee's employment or service with the Company or a subsidiary terminates. However, options would be exercisable within 24 months following termination of employment because of retirement, disability, or death, and options would terminate automatically if an optionee were terminated for cause. Options, SARs, cash and stock bonus awards and performance units are nonassignable and nontransferable except by will or by the laws of descent and distribution at the time of the recipient's death. On the date an ISO is granted, the aggregate fair market value of the Common Stock issuable under ISOs available for exercise during any calendar year, may not exceed $100,000. ISOs must expire ten years from the date of grant, and the exercise price must equal the fair market value of the underlying shares of Common Stock at the date of grant. ISOs may not be granted to employees holding more than 10% of the Company's total voting power unless (a) the exercise price is at least 110% of the Common Stock's fair market value on the date of grant, and (b) the option is not exercisable until five years after the date of grant.

Amended and Restated Stock Incentive Plan

The Company's shareholders adopted the Company's Amended and Restated Stock Incentive Plan (the "1996 Plan") in October 1996. The Company has reserved for issuance under the 1996 Plan a maximum of 3,000,000 shares of Common Stock, subject to certain adjustments. As of May 31, 2000, options to purchase an aggregate of 3,144,448 shares of Common Stock had been granted under the 1996 Plan, of which options for 25,000 shares had been exercised, and options for 195,500 shares had been forfeited, leaving 51,052 shares available as of May 31, 2000 for future grants under the 1996 Plan. The terms and administration of the 1996 Plan are substantially similar to those of the 1999 Plan. The primary differences between the 1999 Plan and the 1996 Plan relate to the termination provisions for options. Under the 1996 Plan, options would expire 12 months after the termination of employment by reason of death or disability or within three months after termination for any other reason except for cause.

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

At May 31, 2000, 32,559 shares of Common Stock had been issued under the Director Plan, and options to purchase an additional 96,637 shares of Common Stock had been granted, 10,000 of which were forfeited, leaving 380,804 shares available for issuance under the Director Plan.

Employee Stock Purchase Plan

The Company's shareholders adopted the Company's 1997 Employee Stock Purchase Plan in October 1997 (the "Employee Stock Plan"). The Company has reserved for issuance under the Employee Stock Plan a maximum of 1,000,000 shares of Common Stock, subject to certain adjustments, for issuance to eligible employees of the Company and its subsidiaries. The Company pays all expenses relating to the Employee Stock Plan except expenses related to the resale of shares acquired by employees under the plan. The Employee Stock Plan is administered by the Compensation Committee of the Board of Directors. The plan administrator has designated Salomon Smith Barney, Inc. as the plan's custodian to vote the shares pursuant to the participants' instructions, keep the plan records, and provide periodic statements to participants. Under the Employee Stock Plan, eligible employees may purchase shares of the Company's Common Stock through payroll deductions ranging from a minimum of $20 bi-weekly, to a maximum of 15% of the employee's annual gross pay or $25,000. The purchase price per share is the lower of (a) 85% of fair market value on the first day of the offering period, or (b) 100% of fair market value on the last day of the offering period. The first offering period began November 1, 1998, and offering periods are one month long. Plan participants may sell their shares through the plan custodian for a discounted brokage fee. If a participant's employment terminates before the end of any offering period, no shares are purchased for the participant during that period and the payroll deduction is returned to the participant. Between June 1, 1999 and May 31, 2000, between 107 and 171 employees participated in the Employee Stock Plan each month, purchasing stock at prices ranging between $0.7969 per share and $2.3750 per share. During fiscal 2000, a total of 142,696 shares of

Common Stock were issued under the Employee Stock Plan, and a total of 209,698 shares have been issued since inception of the plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Principal Shareholders

The following table shows, to the best of the Company's knowledge based on the records of the Company's transfer agent and the Company's records on issuances of shares, as adjusted to reflect changes in ownership documented in filings with the Securities and Exchange Commission made by certain shareholders and provided to the Company pursuant to Section 16 of the Exchange Act, and statements provided to the Company by certain shareholders, the Common Stock owned as of August 18, 2000, by (1) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (2) each of the Company's current directors and those nominated to become directors; (3) the Named Executives; and (4) all executive officers and current directors of the Company as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                                        Amount and Nature of           Percentage of
Name and Address of Beneficial Owner:                  Beneficial Ownership/(1)/       Common Stock
-------------------------------------                  -------------------------     -----------------
Donald A. Wright/(2)/                                        2,655,710                     7.19%
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Allen W. Dahl, M.D./(3)/                                        42,401                        *
7300 Madrona Drive NE
Bainbridge Island, WA 98110

Werner Hafelfinger/(4)/                                        289,048                        *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Dale L. Rasmussen/(3)/                                          20,492                        *
c/o IMPCO Technologies, Inc.
708 Industrial Drive
Tukwila, WA  98188

Gene C. Sharratt, Ph.D./(5)/                                        --                        *
c/o North Central Educational Service District
P.O. Box 1847
Wenatchee, WA  98807

Robert M. Stemmler/(6)/                                          8,137                        *
c/o IMPCO Technologies, Inc.
16804 Gridley Place
Cerritos, CA  90703

William A. Wheeler/(3)/                                         18,092                        *
2011 Lombard Lane
Yakima, WA 98902

Nick A. Gerde/(7)/                                             315,676                        *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Sheryl A. Symonds/(8)/                                         265,999                        *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

All executive officers and current directors as a group      3,615,555                     8.91%
(8 persons)/(9)/

_____________

*      Less than 1%.

/(1)/ Shares that a person has the right to acquire within 60 days are treated as outstanding for determining the amount and percentage of Common Stock owned by such person but are not deemed to be outstanding as to any other person or group.

/(2)/ Includes (a) 4,000 shares issuable upon exercise of public warrants, (b) 100,000 shares issuable upon exercise of another warrant, and (c) 2,132,560 shares issuable upon exercise of vested stock options.

/(3)/ Includes 10,000 shares issuable upon exercise of vested stock options. Does not include 10,000 shares issuable upon exercise of unvested stock options.

/(4)/  Includes 160,000 shares issuable upon exercise of vested stock options.

/(5)/ Dr. Sharratt has been nominated to become a director of the Company at the annual meeting of shareholders to be held on October 10, 2000.

/(6)/ Includes 6,637 shares issuable upon exercise of vested stock options. Does not include 10,000 shares issuable upon exercise of unvested stock options.

/(7)/ Includes (a) 4,000 shares issuable upon exercise of public warrants, (b) 25,000 shares issuable upon exercise of another warrant, and (c) 246,056 shares issuable upon exercise of vested stock options.

/(8)/ Includes (a) 500 shares issuable upon exercise of public warrants and (b) 260,000 shares issuable upon exercise of vested stock options.

/(9)/ Includes currently exercisable warrants and options to purchase up to 2,968,753 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreements. The Company has entered into employment agreements with Donald A. Wright, Werner Hafelfinger, Nick A. Gerde and Sheryl A. Symonds. See "Executive Compensation - Employment Agreements."

Condominium. In November 1998, the Company entered into a Condominium Purchase and Sale Agreement (the "Condominium Agreement") with Donald A. Wright, the Company's Chief Executive Officer, President, and Chairman of the Board. Pursuant to the Condominium Agreement, Mr. Wright agreed to purchase from the Company a residential condominium unit within the Company's headquarters building for a total purchase price of $175,000. At the time the Condominium Agreement was executed, the condominium had not been completed. Upon completion, the condominium had a value higher than Mr. Wright's purchase price. As a result, Mr. Wright requested that the purchase be rescinded. The Board of Directors agreed to rescind the purchase, but amended Mr. Wright's employment agreement to require Mr. Wright to reside in the condominium unit. Mr. Wright pays rent on the condominium unit of $750.00 per month. In addition, the Board approved an Option to Purchase, which grants to Mr. Wright the right to purchase the condominium unit. The option became exercisable February 1, 2000. The purchase price would be: (i) $350,000 if the option is exercised prior to February 1, 2001; (ii) $300,000 if the option is exercised on or after February 1, 2001, but prior to February 1, 2002; and (iii) $250,000 if the option is exercised on or after February 1, 2002. The option terminates ten business days after Mr. Wright's employment relationship with the Company ceases for any reason other than death.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K


(a)(1)  Financial Statements

The following financial statements are included in this Annual Report on Form 10-K:

        Independent Auditors' Report dated July 28, 2000
        Consolidated Balance Sheets as of May 31, 1999 and 2000
        Consolidated Statements of Operations for the years ended May 31, 1998,
           1999 and 2000
        Consolidated Statements of Stockholders' Equity for the years ended
           May 31, 1998, 1999 and 2000
        Consolidated Statements of Cash Flows for the years ended May 31, 1998,
           1999 and 2000
        Notes to Consolidated Financial Statements

(a)(2)  Financial Schedules

All financial schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3)  Exhibits

  Exhibit
  Number     Description

      2.1 Stock Purchase Agreement, dated as of June 1, 1999, between Pacific Aerospace & Electronics, Inc. and the Shareholders of Skagit Engineering & Manufacturing, Inc./(34)/
      2.2 Asset Purchase Agreement, dated as of March 22, 2000 between Pacific Aerospace & Electronics, Inc., Skagit Engineering & Manufacturing, Inc., Nova-Tech Engineering, Inc., and the Shareholders of Nova-Tech Engineering, Inc./(31)/
      2.3 Exchange Agreement dated as of March 10, 2000, between Pacific Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc. /(31)/
      2.4 Exchange Agreement dated as of March 17, 2000, between Pacific Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc. /(31)/
      2.5 Exchange Agreement dated as of March 23, 2000, between Pacific Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc. /(31)/
      2.6 Exchange Agreement dated as of March 30, 2000, between Pacific Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc. /(31)/
      3.1    Articles of Incorporation of Pacific Aerospace & Electronics, Inc.
             /(6)/
      3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected./(8)/
      3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. /(20)/
      3.4    Bylaws of Pacific Aerospace & Electronics, Inc./(6)/
      4.1    Form of specimen certificate for Common Stock./(6)/
      4.2    Form of specimen certificate for public warrants./(6)/

      4.3 Form of specimen certificate for the Series A Convertible Preferred Stock./(8)/
      4.4    Form of specimen certificate for the Series B Convertible
             Preferred Stock./(20)/
      4.5 Form of Common Stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998./(20)/
      4.6 Registration Rights Agreement, dated May 15, 1998 between Pacific Aerospace & Electronics, Inc. and the holders of the Series B Convertible Preferred Stock./(20)/
      4.7 Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996./(4)/
      4.8 Amendment No. 1, dated as of May 26, 2000, to the Warrant Agreement, dated as of July 1, 1996, between Pacific Aerospace & Electronics, Inc., as successor to PCT Holdings, Inc., and Interwest Transfer Co., Inc./(32)/
      4.9 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Paulson Investment Company, Inc., dated September 30, 1997./(20)/
      4.10 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Chester L. Paulson, dated September 30, 1997./(20)/
      4.11 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to M. Lorraine Maxfield dated September 30, 1997./(20)/
      4.12 Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996./(10)/
      4.13 Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996./(10)/
      4.14 Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996./(10)/
      4.15 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Robert L. Smith Unified Credit Trust dated as of February 5, 1998./(20)/
      4.16 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997./(9)/
      4.17 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997./(9)/
      4.18 Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company's Series B Convertible Preferred Stock./(20)/
      4.19 Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings,
             Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
      4.20   Indenture dated as of July 30, 1998, between Pacific Aerospace &
             Electronics, Inc., Balo Precision Parts, Inc., Cashmere
             Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company./(18)/
      4.21 Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
      4.22   Form of Global Note by Pacific Aerospace & Electronics, Inc./(18)/

      4.23 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc./(25)/
      4.24 Form of Stock Purchase Agreement used in Spring 2000 private placement./(31)/
      4.25 Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
      4.26 Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
      4.27 Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000./(33)/
      4.28   Warrant between Pacific Aerospace & Electronics, Inc. and Bay
             Harbor Investments, Inc., dated as of July 27, 2000./(33)/
      4.29   Warrant between Pacific Aerospace & Electronics, Inc. and Strong
             River Investments, Inc., dated as of July 27, 2000./(33)/
      4.30 Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
      4.31 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000./(33)/
      4.32 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
      4.33 Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000. /(34)/
      4.34 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
      4.35 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
      4.36 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
      4.37 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
      10.1   Amended and Restated Stock Incentive Plan./(5)/
      10.2 Amendment No. 1 to the Amended and Restated Stock Incentive Plan. /(19)/
      10.3   Amended and Restated Independent Director Stock Plan./(21)/
      10.4   1999 Stock Incentive Plan /(30)/
      10.5   1997 Employee Stock Purchase Plan./(11)/
      10.6 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(9)/
      10.7 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
      10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger./(27)/
      10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde./(9)/
      10.10  Employment Agreement, dated September 1, 1997, between Pacific
             Aerospace & Electronics, Inc. and Sheryl A. Symonds./(12)/
      10.11  Promissory Note, dated March 18, 1998, from Pacific Aerospace &
             Electronics, Inc. to KeyBank National Association./(15)/
      10.12 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/

      10.13  Loan Agreement, dated September 7, 1999, between Pacific Aerospace
             & Electronics, Inc. and KeyBank National Association./(29)/
      10.14  Promissory Note, dated September 22, 1998, from Pacific Aerospace &
             Electronics, Inc. to KeyBank National Association./(22)/
      10.15 Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association /(29)/
      10.16 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
      10.17 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
      10.18 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc./(22)/
      10.19 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
      10.20 General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(31)/
      10.21 Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(1)/ /(31)/
      10.22 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998./(1)/ /(20)/
      10.23 Option to Purchase, dated January 29, 199, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
      10.24 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(27)/
       21.1  List of Subsidiaries./(34)/
       23.1  Consent of KPMG LLP./(34)/
       27.1  Financial Data Schedule./(34)/
_______________

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

/(10)/ Incorporated by reference to the Company's Registration Statement on Form
       S-8 filed on June 11, 1997.
/(11)/ Incorporated by reference to the Company's Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.
/(12)/ Incorporated by reference to the Post-Effective Amendment No. 1 to Form
       SB-2, filed on November 3, 1997.
/(13)/ Incorporated by reference to the Company's Quarterly Report on Form 10-
       QSB for the quarterly period ending November 30, 1997.
/(14)/ Incorporated by reference to the Company's Registration Statement on Form
       S-3 filed on December 3, 1997.
/(15)/ Incorporated by reference to the Company's Quarterly Report on Form 10-
       QSB for the quarterly period ending February 28, 1998.
/(16)/ Incorporated by reference to the Company's Current Report on Form 8-K/A, filed on May 1, 1998.
/(17)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 1998.
/(18)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
/(19)/ Incorporated by reference to the Company's Registration Statement on Form
       S-8 filed on November 7, 1997.
/(20)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending May 31, 1998.
/(21)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1998.
/(22)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.
/(23)/ Incorporated by reference to the Company's Registration Statement on Form
       S-1 filed on October 30, 1998.
/(24)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.
/(25)/ Incorporated by reference to Registration Statement on Form S-4 filed on
       November 25, 1998.
/(26)/ Incorporated by reference to Amendment No. 1 to Registration Statement on
       Form S-4 filed on January 20, 1999.
/(27)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
/(28)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.
/(29)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
/(30)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
/(31)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.
/(32)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2000.
/(33)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2000.
/(34)/ Filed with this report.

(b)  Reports on Form 8-K.

     (i) The Company filed a Current Report on Form 8-K on May 12, 2000 reporting the Nova-Tech acquisition. This Form 8-K was amended by Form 8-K/A (Amendment No. 1) filed on July 13, 2000, which included required financial information.

     (ii) The Company filed a Current Report on Form 8-K on May 31, 2000, reporting the extension of the expiration date of the Company's publicly traded warrants from July 15, 2001 to July 15, 2003.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 28, 2000.


                                      PACIFIC AEROSPACE & ELECTRONICS, INC.


                                      By  /s/ DONALD A. WRIGHT
                                          --------------------
                                      DONALD A. WRIGHT
                                      President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on August 28, 2000.

Signatures                                 Title
----------                                 -----

/s/ DONALD A. WRIGHT                       President, Chief Executive Officer,
----------------------------               Chairman of the Board
DONALD A. WRIGHT                           (Principal Executive Officer)


/s/ NICK A. GERDE                          Vice President Finance, Chief
----------------------------               Financial Officer, Treasurer, and
NICK A. GERDE                              Assistant Secretary (Principal
                                           Financial and Accounting Officer)

/s/ WERNER HAFELFINGER                     Director, Vice President Operations
----------------------------               Chief Operating Officer
WERNER HAFELFINGER


/s/ ALLEN W. DAHL                          Director
----------------------------
ALLEN W. DAHL


/s/ DALE L. RASMUSSEN                      Director
----------------------------
DALE L. RASMUSSEN


/s/ WILLIAM A. WHEELER                     Director
----------------------------
WILLIAM A. WHEELER


/s/ ROBERT M. STEMMLER                     Director
----------------------------
ROBERT M. STEMMLER