Form 10-Q
period 2000-08-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2000-10-12
CIK 790023

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended August 31, 2000

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
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
              or organization)

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

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of October 5, 2000, there were 34,290,723 shares outstanding of the Company's Common Stock, par value $.001 per share.

ITEM 1.  FINANCIAL INFORMATION

Consolidated Balance Sheets - August 31, 2000 and May 31, 2000

Consolidated Statements of Operations and Comprehensive Income - First Quarters Ended August 31, 2000 and 1999

Consolidated Statements of Cash Flow - First Quarters Ended August 31, 2000 and 1999

Management's Statement and Notes to Unaudited Consolidated Financial Statements
- First Quarter Ended August 31, 2000

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       August 31, 2000 and May 31, 2000

                                                                         August 31,            May 31,
                                                                            2000                2000
                         ASSETS                                         (Unaudited)          (Audited)
-----------------------------------------------------------------     --------------      --------------
CURRENT ASSETS
   Cash                                                                $           -       $   2,154,000
   Accounts receivable, net                                               21,349,000          21,210,000
   Inventories                                                            29,223,000          27,849,000
   Deferred income taxes                                                     867,000             872,000
   Prepaid expense and other current assets                                2,089,000           1,668,000
                                                                      --------------      --------------
             Total Current Assets                                         53,528,000          53,753,000
                                                                      --------------      --------------

PROPERTY AND EQUIPMENT, NET                                               42,774,000          44,076,000
                                                                      --------------      --------------

OTHER ASSETS
  Costs in excess of net book value of acquired subsidiaries, net         36,780,000          38,291,000
  Patents, net                                                             1,132,000           1,158,000
  Deferred financing costs, net                                            3,528,000           3,597,000
  Deferred income taxes                                                    2,813,000           3,006,000
  Other assets                                                               395,000             404,000
                                                                      --------------      --------------
               Total Other Assets                                         44,648,000          46,456,000
                                                                      --------------      --------------

TOTAL ASSETS                                                           $ 140,950,000       $ 144,285,000
                                                                      ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                    $  11,797,000       $  10,630,000
   Accrued liabilities                                                     3,894,000           4,589,000
   Accrued interest                                                          597,000           2,372,000
   Current portion of long-term debt                                       1,088,000           1,098,000
   Current portion of capital lease obligations                              477,000             504,000
   Line of credit                                                          6,410,000           5,379,000
                                                                      --------------      --------------
                Total Current Liabilities                                 24,263,000          24,572,000
                                                                      --------------      --------------

LONG-TERM LIABILITIES
   Long-term debt, net of current portion                                  3,890,000           4,161,000
   Capital lease obligations, net of current portion                         965,000           1,065,000
   Senior subordinated notes payable                                      63,700,000          63,700,000
   Deferred income taxes                                                     677,000             703,000
   Deferred rent and other                                                   316,000             316,000
                                                                      --------------      --------------
                 Total Long Term Liabilities                              69,548,000          69,945,000
                                                                      --------------      --------------

Total Liabilities                                                         93,811,000          94,517,000
                                                                      --------------      --------------

STOCKHOLDERS' EQUITY
   Convertible preferred stock                                                     -                   -
   Common stock                                                               34,000              30,000
   Additional paid in capital                                             85,060,000          83,173,000
   Accumulated other comprehensive income                                 (8,516,000)         (6,250,000)
   Accumulated deficit                                                   (29,439,000)        (27,185,000)
                                                                      --------------      --------------
                  Total Stockholders' Equity                              47,139,000          49,768,000
                                                                      --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $ 140,950,000       $ 144,285,000
                                                                      ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 First Quarters Ended August 31, 2000 and 1999

                                                   Quarters Ended
                                           --------------------------------
                                            August 31,          August 31,
                                               2000                1999
                                            (Unaudited)         (Unaudited)
                                           ------------        ------------
NET SALES                                  $ 27,643,000        $ 28,571,000

COST OF SALES                                22,721,000          22,011,000
                                           ------------        ------------

GROSS PROFIT                                  4,922,000           6,560,000

OPERATING EXPENSES                            4,812,000           5,104,000
                                           ------------        ------------
INCOME FROM OPERATIONS                          110,000           1,456,000
                                           ------------        ------------

OTHER INCOME AND EXPENSE
     Interest Income                                  -              48,000
     Interest Expense                        (2,296,000)         (2,548,000)
     Other                                       47,000               3,000
                                           ------------        ------------
                                             (2,249,000)         (2,497,000)
                                           ------------        ------------

NET LOSS BEFORE INCOME TAX EXPENSE           (2,139,000)         (1,041,000)

INCOME TAX EXPENSE                             (113,000)           (465,000)
                                           ------------        ------------
NET LOSS                                     (2,252,000)         (1,506,000)
                                           ------------        ------------
OTHER COMPREHENSIVE INCOME (LOSS):
     Foreign currency translation            (2,266,000)              3,000
     Income tax expense                               -              (1,000)
                                           ------------        ------------
                                             (2,266,000)              2,000
                                           ------------        ------------

COMPREHENSIVE LOSS                         $ (4,518,000)       $ (1,504,000)
                                           ============        ============

NET LOSS PER SHARE:
        BASIC                              $      (0.07)       $      (0.08)
        DILUTED                            $      (0.07)       $      (0.08)

SHARES USED IN COMPUTATION OF
     NET LOSS PER SHARE:
        BASIC                                33,113,503          19,107,521
        DILUTED                              33,113,503          19,107,521


       The accompanying notes are an integral part of these consolidated financial statements.

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                 First Quarters Ended August 31, 2000 and 1999

                                                                              Quarters Ended
                                                                 ------------------------------------------
                                                                  August 31,                    August 31,
                                                                     2000                          1999
                                                                  (Unaudited)                   (Unaudited)
                                                                 ------------                  ------------
CASH FLOW FROM OPERATING ACTIVITIES
         Net cash used in operating activities                   $ (3,864,000)                 $ (2,959,000)
                                                                 ------------                  ------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                       (813,000)                   (1,200,000)
     Acquisition of subsidiaries                                            -                    (1,282,000)
      Increase in notes receivable                                          -                    (1,365,000)
                                                                 ------------                  ------------
          Net cash used in investing activities                      (813,000)                   (3,847,000)
                                                                 ------------                  ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net borrowings under line of credit                            1,042,000                     2,600,000
     Proceeds from long-term debt                                      26,000                             -
     Payments on long term debt and capital leases                   (407,000)                   (1,209,000)
     Sale of common stock, net of issuance costs                    1,891,000                        27,000
                                                                 ------------                  ------------
            Net cash provided by financing activities               2,552,000                     1,418,000
                                                                 ------------                  ------------

NET CHANGE IN CASH                                                 (2,125,000)                   (5,388,000)

CASH AT BEGINNING OF PERIOD                                         2,154,000                     8,134,000
EFFECT OF EXCHANGE RATES ON CASH                                      (29,000)                     (138,000)
                                                                 ------------                  ------------

CASH AT END OF PERIOD                                            $          -                  $  2,608,000
                                                                 ============                  ============


       The accompanying notes are an integral part of these consolidated financial statements.

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                          MANAGEMENT'S STATEMENT AND
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      First Quarter Ended August 31, 2000


Management's Statement
----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position as of August 31, 2000 and May 31, 2000, the consolidated results of operations and comprehensive income for the quarters ended August 31, 2000 and August 31, 1999, and the consolidated statements of cash flow for the quarters ended August 31, 2000 and August 31, 1999. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended May 31, 2000 and 1999.

The results of operations for the quarter ended August 31, 2000 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

Note 1:  Net Loss Per Share:
         ------------------

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. As the Company had a net loss for the quarters ended August 31, 2000 and August 31, 1999, basic and diluted net loss per share are the same.

Note 2: Inventories
        -----------

Components of inventories are as follows:

                                   August 31,         May 31,
                                     2000              2000
                                     ----              ----
Raw materials                     $ 8,303,000      $ 7,176,000

Work in progress                   13,079,000       13,580,000

Finished goods                      7,841,000        7,093,000
                                  -----------      -----------

  Total                           $29,223,000      $27,849,000
                                  ===========      ===========

Note 3:  Going Concern
         -------------

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the quarter ended August 31, 2000, the Company's operating activities used cash of $3,864,000. The Company's future success will depend heavily on its ability to generate cash from operating activities and to meet its obligations as they become due. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional equity securities or sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash from operations, to sell additional equity securities, or to sell assets for amounts in excess of book value. The Company's inability to obtain additional cash if and when needed could have a material adverse effect on its financial position, results of operations and its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                     Pacific Aerospace & Electronics, Inc.
                     Consolidating Condensed Balance Sheet
                                August 31, 2000

                                                                                       Non-
                                                                     Guarantor      Guarantor
                                                      Parent       Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                      ------       ------------    ------------     ------------     ------------
ASSETS
------

CURRENT ASSETS
      Cash                                         $    (45,000)    $     45,000    $          -   $           -    $            -
      Accounts receivable, net                                -       10,085,000      11,754,000        (470,000)       21,349,000
      Inventories                                             -       19,231,000       9,992,000               -        29,223,000
      Other                                           2,003,000        1,375,000         584,000      (1,005,000)        2,956,000
                                                   ------------     ------------    ------------   -------------    --------------
          Total current assets                        1,957,000       30,716,000      22,330,000      (1,475,000)       53,528,000

PROPERTY, PLANT, AND EQUIPMENT, net                   6,356,000       22,602,000      13,816,000               -        42,774,000

OTHER ASSETS
      Costs in excess of net book value
           of acquired subsidiaries, net                      -        3,265,000      33,515,000               -        36,780,000
      Investment in and loans to subsidiaries       104,945,000       71,744,000               -    (176,689,000)                -
      Other                                           7,167,000          701,000                               -         7,868,000
                                                   ------------     ------------    ------------   -------------    --------------
          Total other assets                        112,112,000       75,710,000      33,515,000    (176,689,000)       44,648,000
                                                   ------------     ------------    ------------   -------------    --------------

TOTAL ASSETS                                       $120,425,000     $129,028,000    $ 69,661,000   $(178,164,000)   $  140,950,000
                                                   ============     ============    ============   =============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
      Accounts payable                             $    589,000     $  5,403,000    $  6,275,000   $    (470,000)   $   11,797,000
      Current portion of long-term debt                 161,000          927,000               -               -         1,088,000
      Line of credit                                  6,300,000                -         110,000               -         6,410,000
      Other                                           1,187,000        2,497,000       2,289,000      (1,005,000)        4,968,000
                                                   ------------     ------------    ------------   -------------    --------------
          Total current liabilities                   8,237,000        8,827,000       8,674,000      (1,475,000)       24,263,000

LONG-TERM LIABILITIES
      Long-term debt, net of current portion         64,921,000        2,669,000               -               -        67,590,000
      Intercompany note and loan payable                      -       70,401,000      35,457,000    (105,858,000)                -
      Other                                             125,000          644,000       1,189,000               -         1,958,000
                                                   ------------     ------------    ------------   -------------    --------------
          Total long-term liabilities                65,046,000       73,714,000      36,646,000    (105,858,000)       69,548,000

SHAREHOLDERS' EQUITY
      Convertible preferred stock                             -                -               -               -                 -
      Common stock                                       34,000       56,139,000      33,710,000     (89,849,000)           34,000
      Additional paid-in capital                     85,060,000                -               -               -        85,060,000
      Accumulated other comprehensive loss           (8,516.000)               -      (8,516,000)      8,516,000        (8,516,000)
      Accumulated deficit                           (29,436,000       (9,652,000        (853,000)     10,502,000       (29,439,000)
                                                   ------------     ------------    ------------   -------------    --------------
          Total shareholders' equity                 47,142,000       46,487,000      24,341,000     (70,831,000)       47,139,000
                                                   ------------     ------------    ------------   -------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $120,425,000     $129,028,000    $ 69,861,000   $(178,164,000)   $  140,950,000
                                                   ============     ============    ============   =============    ==============

                     Pacific Aerospace & Electronics, Inc.
                     Consolidating Condensed Balance Sheet
                                 May 31, 2000

                                                                 Guarantor      Non-guarantor
                                                  Parent        Subsidiaries    Subsidiaries        Eliminations    Consolidated
                                                  ------        ------------    ------------        ------------    ------------
ASSETS
------

CURRENT ASSETS
      Cash                                      $   (184,000)           58,000        2,280,000    $            -   $    2,154,000
      Accounts receivable, net                             -         9,047,000       12,527,000          (364,000)      21,210,000
      Inventories                                          -        17,307,000       10,542,000                 -       27,849,000
      Other                                          895,000         1,145,000          500,000                 -        2,540,000
                                                ------------      ------------     ------------    --------------   --------------
          Total current assets                       711,000        27,557,000       25,849,000          (364,000)      53,753,000

PROPERTY, PLANT, AND EQUIPMENT, net                6,340,000        22,995,000       14,741,000                 -       44,076,000

OTHER ASSETS
      Costs in excess of net book value
           of acquired subsidiaries, net                   -         3,296,000       34,995,000                 -       38,291,000
      Investment in and loans to subsidiaries    111,792,000        72,618,000                       (184,410,000)               -
      Other                                        5,183.000         2,982,000                                  -        8,165,000
                                                ------------      ------------     ------------    --------------   --------------
          Total other assets                     116,975,000        78,896,000       34,995,000      (184,410,000)      46,456,000
                                                ------------      ------------     ------------    --------------   --------------
TOTAL ASSETS                                    $124,026,000      $129,448,000    $  75,585,000    $ (184,774,000)  $  144,285,000
                                                ============      ============     ============    ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
      Accounts payable                          $    667,000      $  3,729,000    $   6,598,000    $     (364,000)  $   10,630,000
      Current portion of long-term debt              170,000           928,000                -                 -        1,098,000
      Line of credit                               5,379,000                 -                -                 -        5,379,000
      Other                                        2,989,000         2,898,000        1,578,000                 -        7,465,000
                                                ------------      ------------     ------------    --------------   --------------
          Total current liabilities                9,205,000         7,555,000        8,176,000          (364.000)      24,572.000

LONG-TERM LIABILITIES
      Long-term debt, net of current portion      64,928,000         2,933,000                -                 -       67,861,000
      Intercompany loan payable                            -        71,484,000       38,957,000      (110,441,000)               -
      Other                                          125,000           706,000        1,253,000                 -        2,084,000
                                                ------------      ------------     ------------    --------------   --------------
          Total long-term liabilities             65,053,000        75,123,000       40,210,000      (110,441,000)      69,945,000

SHAREHOLDERS' EQUITY
      Convertible preferred stock                          -                 -                -                 -                -
      Common stock                                    30,000        56,139,000       33,710,000       (89,849,000)          30,000
      Additional paid-in capital                  83,173,000                 -                -                 -       83,173,000
      Accumulated other comprehensive loss        (6,250,000)                -       (6,250,000)        6,250,000       (6,250,000)
      Accumulated deficit                        (27,185,000)       (9,369,000)        (261,000)        9,630.000      (27,185,000)
                                                ------------      ------------     ------------    --------------   --------------
          Total shareholders' equity              49,768,000        46,770,000       27,199,000       (73,969,000)      49,768,000
                                                ------------      ------------     ------------    --------------   --------------

TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY     $124,026,000      $129,448,000    $  75,585,000    $ (184,774,000)  $  144,285,000
                                                ============      ============     ============    ==============   ==============

                     Pacific Aerospace & Electronics, Inc.
   Consolidating Condensed Statement of Operations and Comprehensive Income
                     For the Quarter Ended August 31, 2000

                                                                   Guarantor       Non-guarantor
                                                 Parent           Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                -------           ------------      ------------      ------------     ------------
Net Sales                                     $            -    $   15,781,000    $   12,622,000     $   (760,000)    $  27,643,000
Cost of Sales                                              -        12,928,000        11,153,000         (760,000)       22,721,000
                                             ---------------    --------------    --------------     ------------     -------------

   Gross profit                                            -         3,453,000         1,469,000                -         4,922,000

Operating expenses                                 1,726,000         3,649,000         1,099,000       (1,662,000)        4,812,000
                                             ---------------    --------------    --------------     -------------    -------------

   Income (loss) from operations                  (1,726,000)         (196,000)          370,000        1,662,000           110,000

Other income (expense)
   Parent's share of subsidiaries net income        (875,000)                -                 -          675,000                 -
   Interest expense                               (2,141,000)       (1,139,000)       (1,026,000)       2,010,000        (2,296,000)
   Other                                           2,667,000         1,052,000                 -       (3,672,000)           47,000
                                             ---------------    --------------    ---------------    -------------    -------------
      Total other expense                           (349,000)          (87,000)       (1,026,000)         787,000)       (2,249,000)
                                             ---------------    --------------    ---------------    -------------    --------------

   Income (loss) before income taxes              (2,075,000)         (283,000)         (656,000)         875,000        (2,139,000)

Income tax benefit (expense)                        (177,000)                -            64,000                -          (113,000)
                                             ---------------    --------------    ---------------    -------------    -------------
   Net loss                                       (2,252,000)         (283,000)         (592,000)         875,000        (2,252,000)

Other comprehensive loss
  Foreign currency transition, net of tax         (2,266,000)                -        (2,288,000)       2,266,000        (2,266,000)
                                            ----------------    --------------    ---------------    -------------    -------------
  Comprehensive loss                          $   (4,518,000)   $     (283,000)   $   (2,858,000)    $  3,141,000     $  (4,518,000)
                                            ================    ==============    ===============    =============    =============

                     Pacific Aerospace & Electronics, Inc.
   Consolidating Condensed Statement of Operations and Comprehensive Income
                     For the Quarter Ended August 31, 2000

                                                                   Guarantor       Non-guarantor
                                                 Parent           Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                -------           ------------      ------------      ------------     ------------
Net Sales                                     $           -     $   14,511,000    $   14,373,000     $   (313,000)    $  28,571,000
Cost of Sales                                             -         10,573,000        11,751,000         (313,000)       22,011,000
                                              -------------     --------------    --------------     ------------     -------------
   Gross profit                                           -          3,938,000         2,622,000                -         6,560,000

Operating expenses                                1,567,000          3,202,000         1,655,000       (1,320,000)        5,104,000
                                              -------------     --------------    --------------     ------------     -------------
   Income (loss) from operations                 (1,587,000)           736,000           967,000        1,320,000         1,456,000

Other income (expense)
   Parent's share of subsidiaries net loss          (73,000)                 -                 -           73,000                 -
   Interest expense                              (2,390,000)        (1,228,000)       (1,100,000)       2,170,000        (2,548,000)
   Other                                          2,413,000          1,098,000            30,000       (3,490,000)           51,000
                                              -------------     --------------    --------------     ------------     -------------
      Total other expense                           (50,000)          (130,000)       (1,070,000)      (1,247,000)       (2,497,000)
                                              -------------     --------------    --------------     ------------     -------------

   Income (loss) before income taxes             (1,617,000)           608,000          (103,000)          73,000        (1,041,000)

Income tax benefit (expense)                         (6,000)          (207,000)         (252,000)               -          (465,000)
                                              -------------     --------------    --------------     ------------     -------------
   Net income (loss)                             (1,623,000)           399,000          (355,000)          73,000        (1,506,000)

Other comprehensive income (loss)
  Foreign currency transition, net of tax             4,000                  -            (2,000)               -             2,000
                                              -------------     --------------    --------------     ------------     -------------

  Comprehensive income (loss)                 $  (1,619,000)    $     (399,000)   $     (357,000)    $     73,000     $  (1,504,000)
                                              =============     ==============    ==============     ============      ============

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Cash Flows
                     For the Quarter Ended August 31, 2000

                                                                       Guarantor     Non-Guarantor
                                                          Parent      Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                          ------      ------------   ------------    ------------   ------------
Cash Flow From Operating Activities:
------------------------------------
           Net cash provided by (used in)
             operating activities                       $ (3,558,000)  $ (2,503,000)   $ 1,359,000    $   838,000   $ (3,864,000)

Cash Flow From Investing Activities:
-----------------------------------
     Acquisition of property, plant and equipment           (144,000)      (450,000)      (219,000)             -       (813,000)
     Investment in and loans to subsidiaries               1,045,000      3,500,000              -     (4,545,000)             -
     Other changes, net                                            -              -              -              -              -
                                                        ------------   ------------    -----------    -----------   ------------
         Net cash provided by (used in) investing
          activities                                         901,000      3,050,000       (219,000)    (4,545,000)      (813,000)

Cash Flow From Financing Activities:
-----------------------------------
     Net borrowings under line of credit                     921,000                       121,000              -      1,042,000
     Payments on long-term debt and capital leases           (42,000)      (353,000)       (12,000)             -       (407,000)
     Proceeds from long-term debt                             26,000              -              -              -         26,000
     Proceeds from sale of common stock, net               1,891,000              -              -              -      1,891,000
     Other changes, net                                            -       (207,000)    (3,500,000)     3,707,000              -
                                                        ------------   ------------    -----------    -----------   ------------
         Net cash provided by (used in) financing
          activities                                       2,796,000       (560,000)    (3,391,000)     3,707,000      2,552,000

     NET CHANGE IN CASH                                      139,000        (13,000)    (2,251,000)             -     (2,125,000)

     CASH AT BEGINNING OF PERIOD                            (184,000)        58,000      2,280,000              -      2,154,000)
     EFFECT OF EXCHANGE RATES ON CASH                              -              -        (29,000)             -        (29,000)
                                                        ------------   ------------    -----------    -----------   ------------

     CASH AT END OF PERIOD                              $    (45,000)  $     45,000    $         -    $         -   $          -
                                                        ============   ============    ===========    ===========   ============

Supplemental Cash Flow:
-----------------------
     Noncash operating expenses related to:
         Depreciation                                   $    129,000   $    849,000    $   614,000    $         -   $  1,592,000
         Amortization                                              -        102,000        230,000              -        332,000
     Cash paid during the period for:
         Interest                                       $  3,751,000   $    130,000    $    25,000    $         -   $  3,906,000
         Income taxes                                              -              -              -              -              -

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Cash Flows
                     For the Quarter Ended August 31, 1999

                                                                       Guarantor     Non-Guarantor
                                                           Parent      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                           ------      ------------    ------------   ------------   ------------
Cash Flow From Operating Activities:
------------------------------------
           Net cash provided by (used in)
             operating activities                       $ (1,614,000)  $    938,000    $ (2,356,000)   $    73,000   $ (2,959,000)

Cash Flow From Investing Activities:
-----------------------------------
     Acquisition of property, plant and equipment           (330,000)      (369,000)       (501,000)             -     (1,200,000)
     Acquisition of subsidiaries                          (1,282,000)             -               -              -     (1,282,000)
     Other changes, net                                   (1,890,000)             -          85,000        440,000     (1,365,000)
                                                        ------------   ------------    ------------    -----------   ------------
         Net cash provided by (used in) investing
          activities                                      (3,502,000)      (369,000)       (416,000)       440,000     (3,847,000)

Cash Flow From Financing Activities:
-----------------------------------
     Net borrowings under line of credit                   2,600,000              -               -              -      2,600,000
     Payments on long-term debt and capital leases            (6,000)    (1,189,000)        (14,000)             -     (1,209,000)
     Proceeds from sale of common stock, net                  27,000              -               -              -         27,000
     Other changes, net                                      (85,000)       548,000          50,000       (513,000)             -
                                                        ------------   ------------    ------------    -----------   ------------
         Net cash provided by (used in) financing
          activities                                       2,536,000       (641,000)         36,000       (513,000)     1,418,000

     NET CHANGE IN CASH                                   (2,580,000)       (72,000)     (2,736,000)             -     (5,388,000)

     CASH AT BEGINNING OF PERIOD                           1,798,000         39,000       6,297,000              -      8,134,000)
     EFFECT OF EXCHANGE RATES ON CASH                              -              -        (138,000)             -       (138,000)
                                                        ------------   ------------    ------------    -----------   ------------

     CASH AT END OF PERIOD                              $   (782,000)  $    (33,000)   $  3,423,000    $         -   $  2,608,000
                                                        ============   ============    ============    ===========   ============

Supplemental Cash Flow:
-----------------------
     Noncash operating expenses related to:
         Depreciation                                   $    107,000   $    759,000    $    682,000    $         -   $  1,548,000
         Amortization                                              -        102,000         243,000              -        345,000
     Cash paid during the period for:
         Interest                                          4,368,000          144,000     3,527,000     (3,510,000)     4,529,000
         Income taxes                                              -                -             -              -              -

Inventories consist of the following:

                                              August 31,            May 31,
                                                2000                 2000
                                                ----                 ----
Guarantor subsidiaries
      Raw materials                          $ 6,577,000          $ 5,492,000
      Work in progress                         6,021,000            5,439,000
      Finished goods                           6,633,000            6,376,000
                                             -----------          -----------
                                             $19,231,000          $17,307,000
                                             ===========          ===========

Non-guarantor subsidiaries
      Raw materials                          $ 1,727,000          $ 1,712,000
      Work in progress                         7,058,000            8,142,000
      Finished goods                           1,207,000              688,000
                                             -----------          -----------
                                             $ 9,992,000          $10,542,000
                                             ===========          ===========

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

Overview
--------

Pacific Aerospace & Electronics, Inc., is an international engineering and manufacturing company with operations in the United States and the United Kingdom. We design, manufacture and sell components and subassemblies used in technically demanding environments. Products that we produce primarily for the aerospace and transportation industry include machined, cast, and formed metal parts and subassemblies, using aluminum, titanium, magnesium, and other metals. Products that we produce primarily for the defense, electronics, telecommunications and medical industries include components such as hermetically sealed electrical connectors and instrument packages, and ceramic capacitors, filters and feedthroughs. Our customers include global leaders in all of these industries.

Results of Operations
---------------------

Quarter Ended August 31, 2000 Compared to Quarter Ended August 31, 1999

Net Sales. Net sales decreased by $1.0 million, or 3.1%, to $27.6 million for the quarter ended August 31, 2000, from $28.6 million for the quarter ended August 31, 1999. The European Aerospace Group contributed $12.6 million of net sales during the quarter ended August 31, 2000, down $1.8 million from the $14.4 million contributed during the quarter ended August 31, 1999. This decrease was partly due to the weakness of the British pound sterling versus the U.S. dollar. Our customers in the European aerospace market have also been initiating lean manufacturing methods and just-in-time inventory delivery requirements similar to those previously initiated by our customers in the U.S. aerospace market. These initiatives have resulted in decreased orders for our European Aerospace Group, which we expect to continue throughout this fiscal year. We expect this to cause the group's net sales volumes to remain flat or decrease from last year and backlog to decrease. The U.S. Aerospace Group contributed $7.2 million during the quarter ended August 31, 2000, down $0.7 million from the $7.9 million contributed during the quarter ended August 31, 1999. The U.S. Aerospace Group's casting businesses experienced unanticipated revenue decline in the first quarter of fiscal 2001 as a result of lower demand for heavy trucking products, which was driven by higher fuel costs. We have also not achieved adequate growth in our commercial aircraft components business. To attempt to address these issues, we have been downsizing operations, particularly in the U.S. Aerospace Group's Casting Division, and we are reviewing our marketing and sales efforts with the goal of increasing effectiveness. We reduced the work force in the Casting Division's Entiat, Washington plant from 140 to 103 employees in August 2000, and we are in the process of shutting down our casting operations in Tacoma, Washington. We expect that net sales in our U.S. Aerospace Group will remain flat during the second quarter of fiscal 2001 and increase during the third and fourth quarters of fiscal 2001 due to new orders from non-aerospace customers, primarily in our Machining Division. Our U.S. Electronics Group contributed $7.8 million to net sales during the quarter ended August 31, 2000, up $1.5 million from the $6.3 million contributed during the quarter ended August 31, 1999. This increase was primarily attributable to additional sales by our Filter Division of products for telecommunications systems. We expect net sales volumes in our U.S. Electronics Group to remain constant or to decrease slightly during the remainder of fiscal 2001.

Gross Profit. Gross profit decreased by $1.7 million, or 25.7%, to $4.9 million for the quarter ended August 31, 2000, from $6.6 million for the quarter ended August 31, 1999. As a percentage of net sales, gross profit decreased to 17.8% for the quarter ended August 31, 2000, from 23.0% for the quarter ended August 31, 1999. This decrease was primarily due to lower sales volumes from our aerospace and heavy trucking transportation products. Facilities to support the production of these products traditionally have a high amount of fixed costs which, when coupled with declining sales volumes, cause the gross profit to decrease. Pricing pressure from customers has also led to lower overall gross profit in our business from aerospace and heavy trucking customers.

Operating Expenses. Operating expenses decreased by $0.3 million, or 5.9%, to $4.8 million for the quarter ended August 31, 2000, from $5.1 million for the quarter ended August 31, 1999. As a percentage of net sales, operating expenses decreased to 17.4% for the quarter ended August 31, 2000, from 17.8% for the quarter ended August 31, 1999. This decrease was primarily due to decreased levels of operations, offset by higher expenditures for sales activities during the quarter. We believe that we may have future asset impairment losses, especially in the U.S. and European Aerospace Groups, if they do not achieve acceptable profitability levels.

Interest Expense. Interest expense decreased by $0.2 million, or 8.0%, to $2.3 million for the quarter ended August 31, 2000, from $2.5 million for the quarter ended August 31, 1999. This decrease was primarily due to the $11.3 million principal reduction in the fourth quarter of fiscal 2000 on our 11 1/4% senior subordinated notes, which was accomplished through an exchange for common stock. The principal reduction resulted in a decrease of approximately $0.3 million in interest expense for the quarter, which was offset by $0.1 million additional interest expense from higher average revolving debt balances during the first quarter of fiscal 2001 in comparison to the first quarter of fiscal 2000.

Other Income (Expense). Other income represents non-operational income and expense for the period. Other income increased to $47,000 during the quarter ended August 31, 2000, from $3,000 during the quarter ended August 31, 1999. The other income in the current quarter primarily represents rental income derived from leasing out a building in New Jersey previously occupied by part of our U.S. Electronics Group's Interconnect Division. This building is currently held for sale.

Income Tax Expense. Income tax expense for the periods primarily represents changes in the valuation allowance to adjust deferred income tax assets to amounts determined more likely than not to be realizable in accordance with the guidelines set forth in FAS 109, Accounting for Income Taxes. The adjustment for the current quarter was based upon the amount of our U.S. net operating loss
(NOL) for the current quarter and carry forward amounts which will expire during this fiscal year. We believe that we will not have sufficient taxable income during the fiscal year to be able to derive any benefits from the expiring NOL's. No income tax benefit was recorded for the current period NOL's, due to the uncertainty of their realization. Deferred income tax expense will increase in the future unless it is determined that deferred tax assets are more likely than not to be realizable.

Net Loss. Net loss increased by $0.8 million, or 53.3%, to a net loss of $2.3 million for the quarter ended August 31, 2000, from a net loss of $1.5 million for the quarter ended August 31, 1999, due to the factors listed above. We believe that we will continue to experience downward pressure on earnings throughout fiscal 2001.

Liquidity and Capital Resources
--------------------------------

Cash used in operating activities was $3.9 million during the quarter ended August 31, 2000, compared to cash used in operating activities of $3.0 million during the quarter ended August 31, 1999. The change in cash used in operating activities was primarily a result of the increased net loss during the quarter ended August 31, 2000. Our success as a company will depend heavily on our ability to generate cash from operating activities in the future. We can offer no assurance that we will achieve profitable operations or that any profitable operations will be sustained. We are focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to staff reductions, elimination of unprofitable product offerings, selling of excess inventory, and general and administrative cost controls. If we are not successful in increasing cash provided by operating activities, we may need to sell additional equity securities or sell assets outside of the ordinary course of business in order to meet our obligations. There is no assurance that we will be able to sell additional equity securities or to sell our assets for amounts in excess of book value. In that situation, our inability to obtain sufficient cash if and when needed could have a material adverse effect on our financial position, the results of our operations, and our ability to continue in existence.

Cash used in investing activities decreased from $3.8 million during the quarter ended August 31, 1999 to $0.8 million during the quarter ended August 31, 2000. Amounts invested during the quarter ended August 31, 2000 were primarily for production equipment. We expect to invest a similar amount into equipment during each of the remaining quarters of fiscal 2001, but we have not committed to do so. We currently do not expect to acquire any new businesses during fiscal 2001.

Cash generated from financing activities increased to $2.6 million during the quarter ended August 31, 2000, from $1.4 million during the quarter ended August 31, 1999. Financing activities during the quarter ended August 31, 2000 included net proceeds from the issuance of common stock ($1.8 million) and borrowings under our line of credit ($1.0 million), offset by payments on long-term debt and capital leases ($0.4 million). Our existing cash and credit facilities may not be sufficient to meet our obligations as they become due during fiscal 2001. Our actual cash needs will depend primarily on the amount of cash generated from or used by operations. We cannot predict accurately the amount or timing of our future cash needs. If we cannot obtain additional cash if and when needed, we may be unable to fund our operations and pay all obligations as they become due or at all.

At May 31, 2000, our primary banking relationships included a revolving line of credit of up to $6.3 million in the U.S. and a revolving line of credit of up to approximately $5.0 million ((Pounds)3.5 million) in the U.K. As of August 31, 2000 the U.S. line was drawn $6.3 million and the U.K. line was drawn $0.1 million. Our U.S. operating line of credit expired on September 5, 2000, and has been extended through November 5, 2000. Our senior lender in the U.S. is currently evaluating whether and upon what terms it will renew our credit line. Our line of credit in the U.K. expires in November 2000. We expect to request renewal of that line. We can offer no assurance that our existing credit facilities will be renewed or that they will remain available on acceptable terms or at all. If we are unable to renew our credit lines, we may not have enough cash to fund our operations.

In December 1998, we entered into an agreement giving us the option to purchase three parcels of land that make up our Wenatchee campus from the Port of Chelan County for $5.4 million. The purchase of the first parcel was completed in early February 1999. If we exercise our options to purchase both of the remaining two parcels, the purchase of the second parcel is expected to close in December 2000 and the third is expected to close in August 2001. As of August 31, 2000, we had no other material commitments outstanding for purchases of additional capital assets.

Our working capital as of August 31, 2000 and May 31, 2000 was $29.5 million and $29.2 million, respectively. We have adopted initiatives directed at improving cash provided by operating activities during fiscal 2001. If these initiatives are successful and we are able to sell additional equity securities, we should increase our working capital during fiscal 2001.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our independent auditors in their report accompanying our audited consolidated financial statements for fiscal 2000 stated that we have suffered recurring losses from operations which raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If we are not sufficiently successful in generating cash from operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside the ordinary course of business. If we need to dispose of assets outside of the ordinary course of business to generate cash, we may not be able to realize the carrying value of those assets upon liquidation. If we are unable to generate the necessary cash, we could be unable to continue operations.

With the acquisition of our European Aerospace Group, whose functional currency is the British pound sterling, we translate the activity of our European Aerospace Group into U.S. dollars on a monthly basis. The balance sheet of the European Aerospace Group is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statement of operations and statement of cash flows we use the average exchange rate for the period. The value of our assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. During the quarter ended August 31, 2000, the foreign currency translation adjustment was a loss of $2.3 million. We have not entered into any hedging activity as of August 31, 2000.

At August 31, 2000, we had a NOL carry forward for federal income tax purposes of approximately $20 million, the benefits of which expire in the tax year 2001 through the tax year 2020. The NOL created by our subsidiaries prior to their acquisition and the NOL created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition have limitations related to the amount of usage by each subsidiary or consolidated group as described in the Internal Revenue Code. As a result of these limitations, approximately $2.0 million of the $20 million NOL will never become available. We have recorded a net deferred tax asset of approximately $3.0 million at August 31, 2000, related primarily to these NOL's. Our ability to realize the deferred tax asset is dependent on material increases in present levels of pre-tax income, primarily in the U.S. We expect to achieve these increases through our continued integration, cross selling, and other operational efficiencies, as well as other tax strategies. Deferred income tax expense will increase in the future unless it is determined that deferred tax assets are more likely than not to be realizable.

Significant Events During the Quarter
-------------------------------------

Equity Financing - Sale of Common Stock. In July 2000, we issued 1,142,860 shares of common stock and warrants to purchase additional shares to two accredited investors for gross proceeds of $2.0 million. We paid a commission of $80,000 and issued warrants to purchase up to 79,150 shares of common stock to the placement agent that represented us in the transaction. After taking into consideration other expenses related to the transaction, we received net proceeds at closing of $1,886,500, which we used to pay down our U.S. credit line. We have filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the shares of Common Stock issued or issuable as a result of the transaction. The registration statement has not yet been declared effective. See "Part II - Item 2 - Changes in Securities."

Orca Technologies, Inc.
-----------------------

We currently hold promissory notes from Orca Technologies, Inc. in the principal amount of $2,450,000, and 2,289,309 shares of Orca's common stock. We acquired these notes and stock in connection with our 1997 plan to form an information technology group. We terminated that effort in late 1997 and, as a result, we wrote off $1.0 million in fiscal 1998, $7.8 million in fiscal 1999 and $0.1 million in fiscal 2000. The Orca notes and common stock have no carrying value on our financial statements, and we do not expect them to have any value in the future. In September 2000, at Orca's request, and in order to facilitate a proposed sale by Orca of its assets, we signed a non-binding letter of intent to transfer the previously written-off notes and stock to a group led by Orca's chief executive officer, in exchange for a $20,000 note payable to us. We do not currently know whether that transaction will go forward.

New Accounting Pronouncements
-----------------------------

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, as amended, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance for revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We adopted the provisions of SAB No. 101 in the first quarter of fiscal year 2001. The impact of adopting SAB No. 101 did not have a material impact on our consolidated financial statements.

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We adopted the provisions of FASB interpretation No. 44 in the first quarter of fiscal year 2001. The impact of adopting Interpretation No. 44 did not have a material impact on our consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate and revolving debt issued at variable rates. Our revolving debt, which is from our credit lines in the U.S. and U.K., during the period had an average outstanding balance of $5.9 million. Changes in the variable rate of interest will not have a material effect on our net income. For example, a change in the variable rate of interest of 1% would have had the effect of changing our interest expense for the quarter by approximately $15,000. Our fixed-rate debt obligations are generally not callable until maturity and therefore market fluctuations in interest rates will not affect our earnings for the period. Based upon these facts, we do not consider the market risk exposure for interest rates to be material. The fair value of such instruments approximates their face value, except for our 11 1/4% senior subordinated notes, which, as of August 31, 2000, were trading on the open market for approximately 50% of face value.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in foreign currencies. Since approximately 50% of Company transactions are conducted in foreign currency, the exchange rate risk could be material. During the quarter ended August 31, 2000, the foreign currency translation adjustment was a loss of $2.3 million. We have not entered into any hedging activity as of August 31, 2000.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier arrangements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At August 31, 2000, the Company had purchase commitments for raw materials aggregating approximately $3,750,000. Of the Company's $3,750,000 purchase commitments for raw materials at August 31, 2000, $1,000,000 related to an aluminum supply purchase order with a fixed price that goes through October 2001, and the remainder relates to a titanium supply agreement with a fixed price that goes through December 2001. These commitments at August 31, 2000 represented less than 5% of the Company's cost of goods sold for fiscal 2000.

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

ITEM 2.  CHANGES IN SECURITIES

(a)  None.

(b)  Dividend Payment Restrictions

In connection with the issuance of our 11 1/4% Senior Subordinated Notes, due 2005, which have been exchanged for 11 1/4% Series B Senior Subordinated Notes due 2005, we are subject to an Indenture that limits our ability to pay dividends, repurchase our equity securities, make certain other kinds of restricted payments, and incur certain indebtedness. We have never declared or paid cash dividends on the Common Stock. We currently anticipate that we will retain all future earnings to fund the operation of our business, and we do not anticipate paying dividends on the Common Stock in the foreseeable future.

(c)  Summer 2000 Private Placement

On July 27, 2000, we issued 1,142,860 shares of common stock and warrants to purchase additional shares to two accredited investors, Strong River Investments, Inc. and Bay Harbor Investments, Inc., for gross proceeds of $2.0 million. The transaction was a private placement exempt from registration under Rule 506, promulgated under the Securities Act of 1933, as amended. We paid a commission to Rochon Capital Group, Ltd. comprised of $80,000 in cash and warrants to purchase 79,150 shares of common stock, at an exercise price of $1.7688 per share, for representing us in this transaction. After taking into consideration other expenses related to the transaction, we received net proceeds at closing of $1,886,500, which we used to pay down our U.S. credit line.

We also issued to the investors on July 27, 2000, warrants to purchase an aggregate of 385,000 shares of common stock at an exercise price of $2.01 per share (subject to certain adjustments), through July 27, 2003, and warrants to purchase a currently indeterminate number of shares as described below. Each investor received both adjustable warrants and vesting warrants.

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

On each vesting date, we will determine with the investors, based on a formula contained in the adjustable warrants, whether the warrants have become exercisable for any warrant shares. Under the formula, the number of shares issuable would depend on the average closing price of our common stock for the five trading days before each vesting date. Specifically, on each vesting date, the investor will be entitled to the number of shares equal to: (1) one-third of the shares purchased by the investor at closing, times (ii) the difference between $1.902 and the average of the lowest five closing prices for our stock during the 20 consecutive trading days preceding the vesting date, all divided by such average. If the average closing price of our common stock is less than $1.91 per share during the applicable period preceding a vesting date, the formula will be applied to determine the number of shares that are issuable to the investors upon exercise of the warrants as of that vesting date. If the average closing price of our common stock is $1.91 or above during the applicable period preceding a vesting date, no shares of common stock will be issuable as of that vesting date. In addition, if the average closing price of our common stock exceeds $2.19 per share for any 20 consecutive trading days, no further vesting will occur and no more shares will become issuable.

The purpose of the vesting warrants is to provide for penalty shares to be issued to the investors if any of several specified events occurs. The events include, among other events, certain acquisitions, mergers or changes of control involving Pacific Aerospace, our failure to deliver certificates to the holders in a timely manner, our material breach under the transaction documents, the delisting of our common stock for ten consecutive days, our failure to obtain an effective registration statement within 180 days after the closing, or our failure to maintain the registration statement effective for the required time period. If any of these events occur, the investors will be entitled to receive the number of shares equal to the product of 30% of $3,500,000 divided by the closing price of our common stock on the trading day preceding the date of the event.

The vesting warrants also provide for penalty shares under a different formula if other events occur. These events include our failure to have the registration statement effective within 60 days after the closing, other events relating to our actions in obtaining and maintaining an effective registration statement, and the delisting of our common stock for ten consecutive days. If any of these events occur, the investors will be entitled to receive the number of shares equal to the product of 3% of $3,500,000 divided by the closing price of our common stock on the trading day preceding the date of the event. On August 28, 2000, we filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock issued or issuable as a result of the transaction. The registration statement has not yet been declared effective by the Commission. Because the registration statement did not become effective within the 60 days after the closing, a portion of the vesting warrants vested and became exercisable. As of September 25, 2000, the investors became entitled to exercise the vesting warrants for up to 101,823 shares of common stock, for an exercise price of $.001 per share. On each monthly anniversary of September 25, 2000, the vesting warrants will vest for additional shares, until the registration statement becomes effective. If the registration statement is not effective 180 days after closing, the penalty shares would accrue under the formula in the preceding paragraph. The vesting warrants expire five business days after the expiration of the adjustable warrants.

The vesting dates and expiration dates contained in the warrants and the numbers of shares issuable upon exercise of the warrants are subject to anti-dilutive adjustments under certain circumstances.

We cannot yet predict how many shares of common stock, if any, may become issuable upon exercise of the adjustable warrants or the vesting warrants. However, the adjustable warrants and the vesting warrants, by their terms, cannot be exercised for a number of shares greater than the number we may issue without shareholder approval under applicable Nasdaq rules. In the event that the number of shares issuable would exceed the number of shares permitted to be issued without shareholder approval under applicable Nasdaq rules. In the event that the number of shares issuable would exceed the number of shares permitted to be issued without shareholder approval under applicable Nasdaq rules, we would be entitled either to redeem the excess shares (if and to the extent permitted by our lenders) or to use our best efforts to obtain shareholder approval for the issuance of the additional shares. The indenture governing our outstanding 11 1/4% senior subordinated notes would not currently permit us to redeem excess shares.

The transaction documents also provided that, upon effectiveness of the registration statement within 60 days after the first closing, a second closing would occur, and the investors would pay an additional $1.5 million and receive 857,140 additional shares of common stock. No additional warrants would be issued at a second closing. The effectiveness of the registration statement within 60 days after the first closing was the only condition to the second closing. This condition was not met, and the investors elected not to waive the condition, so a second closing will not occur.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the period covered by this report.

ITEM 5.   OTHER INFORMATION

Nasdaq

Our common stock is quoted on the Nasdaq National Market System. In order to remain listed on this market, we must meet Nasdaq's listing maintenance standards. The minimum bid price of our common stock has been lower than $1.00 on several occasions during September and October 2000. If the minimum bid price of our common stock were to remain below $1.00 for 30 consecutive trading days, or if we were unable to continue to meet Nasdaq's standards for any other reason, our common stock could be delisted from the Nasdaq National Market System. If our common stock were delisted, the liquidity for our common stock would be adversely affected. In addition, delisting would trigger the vesting of penalty shares under the vesting warrants held by the investors in our Summer 2000 private placement, which would result in additional dilution.

Bylaws

At its October 10, 2000 meeting, the Board of Directors adopted amendments to our bylaws relating to the business that can be conducted at annual or special meetings of shareholders. For a shareholder to properly bring business before an annual meeting or to properly nominate a person for election as a director, the shareholder must provide the Company with notice and the information required by the bylaws and the notice must be timely received by the Company as provided in the bylaws. For notice by a shareholder relating to an annual meeting to be timely, the Company must receive the notice at least 120 days before the anniversary of the Company's first mailing of its proxy materials for its annual shareholder meeting for the previous year. However, if the notice relates to an annual meeting that is to be held more than 30 days before or after the anniversary of the last annual meeting, the notice must be received by the Company at least 120 days before the annual meeting. For notice by a shareholder relating to the nomination of directors at a special meeting to be timely, the Company must receive the notice no earlier than 90 and no later than 70 days before the special meeting, or 10 days after a public announcement is first made by the

Company of the date of the special meeting and the director nominees proposed by the Board to be elected at the special meeting.

The bylaw amendments provide that the only business that can be conducted at a special meeting is the business specified in the notice to shareholders for that meeting. Compliance with these bylaw provisions is the exclusive means by which shareholders can present proposals at annual meetings or nominate directors at shareholder meetings. The bylaw amendments also set forth provisions about the conduct of shareholder meetings.

The notice of the 2000 annual meeting of shareholders was first mailed to our shareholders on September 7, 2000. Accordingly, under the new bylaw provisions, the deadline for the required notice to be received by the Company for the 2001 annual meeting is May 10, 2001. The foregoing is a summary of the amended by law provisions, and shareholders must comply with all of the requirements of the amended bylaws provisions, which are included in sections 1.11 and 1.12 of the bylaws filed as an exhibit to this report.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a. Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

      Exhibit
       Number     Description
        3.1       Articles of Incorporation of Pacific Aerospace & Electronics, Inc./(6)/
        3.2       Amendment to Articles of Incorporation containing Designation of Rights and
                  Preferences of Series A Convertible Preferred Stock, as corrected./(8)/
        3.3       Amendment to Articles of Incorporation containing Designation of Rights and
                  Preferences of Series B Convertible Preferred Stock./(20)/
        3.4       Bylaws of Pacific Aerospace & Electronics, Inc., as amended./(35)/
        4.1       Form of specimen certificate for Common Stock./(6)/
        4.2       Form of specimen certificate for public warrants./(6)/
        4.3       Form of specimen certificate for the Series A Convertible Preferred Stock./(8)/
        4.4       Form of specimen certificate for the Series B Convertible Preferred Stock./(20)/
        4.5       Form of Common Stock Purchase Warrant issued to holders of the Series B Convertible
                  Preferred Stock on May 15, 1998./(20)/
        4.6       Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong
                  River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27,
                  2000./(33)/
        4.7       Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong
                  River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27,
                  2000./(33)/
        4.8       Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments,
                  Inc., dated as of July 27, 2000. /(33)/
        4.9       Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor  Investments,
                  Inc., dated as of July 27, 2000. /(33)/
       4.10       Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments,
                  Inc., dated as of July 27, 2000. /(33)/
       4.11       Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments,
                  Inc., dated as of July 27, 2000./(33)/
       4.12       Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River
                  Investments, Inc., dated as of July 27, 2000./(33)/
       4.13       Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor
                  Investments, Inc., dated as of July 27, 2000./(33)/
       4.14       Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon
                  Capital Group, Ltd., dated as of July 27, 2000./(34)/
       4.15       Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and
                  Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
       4.16       Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and
                  Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
       4.17       Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and
                  Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
       4.18       Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and
                  Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
       10.1       Amended and Restated Stock Incentive Plan./(5)/
       10.2       Amendment No. 1 to the Amended and Restated Stock Incentive Plan./(19)/

        10.3       Amended and Restated Independent Director Stock Plan./(21)/
        10.4       1999 Stock Incentive Plan /(30)/
        10.5       1997 Employee Stock Purchase Plan./(11)/
        10.6       Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics,
                   Inc. and Donald A. Wright./(9)/
        10.7       Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific
                   Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
        10.8       Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics,
                   Inc. and Werner Hafelfinger./(27)/
        10.9       Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics,
                   Inc. and Nick A. Gerde./(9)/
       10.10       Employment Agreement, dated September 1, 1997, between Pacific Aerospace &
                   Electronics, Inc. and Sheryl A. Symonds./(12)/
       10.11       Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to
                   KeyBank National Association./(15)/
       10.12       Incentive Compensation Program.  /(35)/
       10.13       Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc.
                   to KeyBank National Association./(15)/
       10.14       Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc.
                   and KeyBank National Association. /(29)/
       10.15       Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc.
                   to KeyBank National Association./(22)/
       10.16       Modification and/or Extension Agreement, dated October 6, 1999, between Pacific
                   Aerospace & Electronics, Inc. and KeyBank National Association /(29)/
       10.17       Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace &
                   Electronics, Inc. and KeyBank National Association./(29)/
       10.18       Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc.
                   to KeyBank National Association./(22)/
       10.19       Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics,
                   Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County,
                   Inc./(22)/
       10.20       Modification and/or Extension Agreement, dated September 6, 2000, between Pacific
                   Aerospace & Electronics, Inc. and KeyBank National Association./(35)/
       10.21       Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
       10.22       General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing
                   Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European
                   Aerospace Group)./(31)/
       10.23       Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing
                   Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European
                   Aerospace Group)./(1)(31)/
       10.24       Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere
                   Manufacturing Co., Inc. effective as of April 6, 1998./(1)(20)/
       10.25       Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics,
                   Inc. and Donald A. Wright./(27)/
       10.26       Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace &
                   Electronics, Inc. and the Port of Chelan County./(27)/
        27.1       Financial Data Schedule. /(35)/

_____________________

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

/(26)/ Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.
/(27)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
/(28)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.
/(29)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
/(30)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
/(31)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.
/(32)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2000.
/(33)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2000.
/(34)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 2000.
/(35)/    Filed with this report.


b.   Reports on Form 8-K.

        (i) The Company filed a Current Report on Form 8-K on August 8, 2000, reporting the Summer 2000 private placement.

        (ii) The Company filed an amended Current Report on Form 8-K/A on July 13, 2000, including financial information related to the acquisition of Nova-Tech Engineering, Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PACIFIC AEROSPACE & ELECTRONICS, INC.



Date: October 12, 2000             /s/ Donald A. Wright
                                   ----------------------------------------
                                   Donald A. Wright
                                   President, Chief Executive Officer, and
                                   Chairman of the Board
                                   (Principal Executive Officer)



Date: October 12,  2000            /s/ Nick A. Gerde
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

                                 EXHIBIT INDEX

The following documents are filed as exhibits to this Quarterly Report:

    Exhibit
     Number      Description
        3.1      Articles of Incorporation of Pacific Aerospace & Electronics, Inc./(6)/
        3.2      Amendment to Articles of Incorporation containing Designation of Rights and
                 Preferences of Series A Convertible Preferred Stock, as corrected./(8)/
        3.3      Amendment to Articles of Incorporation containing Designation of Rights and
                 Preferences of Series B Convertible Preferred Stock./(20)/
        3.4      Bylaws of Pacific Aerospace & Electronics, Inc., as amended./(35)/
        4.1      Form of specimen certificate for Common Stock./(6)/
        4.2      Form of specimen certificate for public warrants./(6)/
        4.3      Form of specimen certificate for the Series A Convertible Preferred Stock./(8)/
        4.4      Form of specimen certificate for the Series B Convertible Preferred Stock./(20)/
        4.5      Form of Common Stock Purchase Warrant issued to holders of the Series B Convertible
                 Preferred Stock on May 15, 1998./(20)/
        4.6      Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong
                 River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27,
                 2000./(33)/
        4.7      Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong
                 River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27,
                 2000./(33)/
        4.8      Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments,
                 Inc., dated as of July 27, 2000. /(33)/
        4.9      Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor  Investments,
                 Inc., dated as of July 27, 2000. /(33)/
       4.10      Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments,
                 Inc., dated as of July 27, 2000. /(33)/
       4.11      Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments,
                 Inc., dated as of July 27, 2000./(33)/
       4.12      Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River
                 Investments, Inc., dated as of July 27, 2000./(33)/
       4.13      Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor
                 Investments, Inc., dated as of July 27, 2000./(33)/
       4.14      Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon
                 Capital Group, Ltd., dated as of July 27, 2000./(34)/
       4.15      Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and
                 Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
       4.16      Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and
                 Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
       4.17      Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and
                 Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
       4.18      Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and
                 Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
       10.1      Amended and Restated Stock Incentive Plan./(5)/
       10.2      Amendment No. 1 to the Amended and Restated Stock Incentive Plan./(19)/
       10.3      Amended and Restated Independent Director Stock Plan./(21)/
       10.4      1999 Stock Incentive Plan /(30)/

     10.5      1997 Employee Stock Purchase Plan./(11)/
     10.6      Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics,
               Inc. and Donald A. Wright./(9)/
     10.7      Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific
               Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
     10.8      Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics,
               Inc. and Werner Hafelfinger./(27)/
     10.9      Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics,
               Inc. and Nick A. Gerde./(9)/
    10.10      Employment Agreement, dated September 1, 1997, between Pacific Aerospace &
               Electronics, Inc. and Sheryl A. Symonds./(12)/
    10.11      Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to
               KeyBank National Association./(15)/
    10.12      Incentive Compensation Program.  /(35)/
    10.13      Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc.
               to KeyBank National Association./(15)/
    10.14      Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc.
               and KeyBank National Association. /(29)/
    10.15      Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc.
               to KeyBank National Association./(22)/
    10.16      Modification and/or Extension Agreement, dated October 6, 1999, between Pacific
               Aerospace & Electronics, Inc. and KeyBank National Association /(29)/
    10.17      Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace &
               Electronics, Inc. and KeyBank National Association./(29)/
    10.18      Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc.
               to KeyBank National Association./(22)/
    10.19      Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics,
               Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County,
               Inc./(22)/
    10.20      Modification and/or Extension Agreement, dated September 6, 2000, between Pacific
               Aerospace & Electronics, Inc. and KeyBank National Association./(35)/
    10.21      Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
    10.22      General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing
               Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European
               Aerospace Group)./(31)/
    10.23      Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing
               Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European
               Aerospace Group)./(1)(31)/
    10.24      Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere
               Manufacturing Co., Inc. effective as of April 6, 1998./(1)(20)/
    10.25      Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics,
               Inc. and Donald A. Wright./(27)/
    10.26      Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace &
               Electronics, Inc. and the Port of Chelan County./(27)/
    27.1       Financial Data Schedule. /(35)/

___________________________
/(1)/ Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.

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

/(27)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
/(28)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.
/(29)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
/(30)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
/(31)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.
/(32)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2000.
/(33)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2000.
/(34)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 2000.
/(35)/    Filed with this report.