Form 10-K405/A
period 2000-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2000-10-13
CIK 790023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                               TABLE OF CONTENTS
                               -----------------

Item of Form 10-K                                                                                                   Page
------------------------------------------------------------------------------------------------------------------------
PART I

   ITEM 1.      Description of Business..............................................................................   1

   ITEM 2.      Description of Property..............................................................................  26

   ITEM 3.      Legal Proceedings....................................................................................  27

   ITEM 4.      Submission of Matters to a Vote of Security Holders..................................................  27

PART II

   ITEM 5.      Market for Common Equity and Related Shareholder Matters.............................................  28

   ITEM 6.      Selected Financial Data..............................................................................  35

   ITEM 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................................  37

   ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk...........................................  47

   ITEM 8.      Financial Statements.................................................................................  48

   ITEM 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..................................................................  85

PART III

   ITEM 10.     Directors and Executive Officers of the Company......................................................  86

   ITEM 11.     Executive Compensation...............................................................................  90

   ITEM 12.     Security Ownership of Certain Beneficial
                Owners and Management................................................................................  96

   ITEM 13.     Certain Relationships and Related Transactions.......................................................  98

   ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................  99

SIGNATURES .......................................................................................................... 105

                                      (i)

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Overview

Pacific Aerospace & Electronics, Inc. is an international engineering and manufacturing company with operations in the United States and the United Kingdom. We design, manufacture and sell components and subassemblies used in technically demanding environments. Products that we produce primarily for the aerospace and transportation industries include machined, cast, and formed metal parts and subassemblies, using aluminum, titanium, magnesium, and other metals. Products that we produce primarily for the defense, electronics, telecommunications and medical industries include components such as hermetically sealed electrical connectors and instrument packages, and ceramic capacitors, filters and feedthroughs. Our customers include global leaders in all of these industries. We are organized into three operational groups: U.S. Aerospace, U.S. Electronics, and European Aerospace. Each of these groups is composed of a number of operating divisions.

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

References in this Form 10-K to the Company include Pacific Aerospace & Electronics, Inc., and its subsidiaries. Our headquarters are located at 430 Olds Station Road, Third Floor, Wenatchee, Washington 98801, and our telephone number is (509) 667-9600.

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

------------------------------------------------------------------------------------------------------
                                                      Year
                                                    Acquired              Current Location
------------------------------------------------------------------------------------------------------
U.S. ELECTRONICS GROUP
------------------------------------------------------------------------------------------------------
Interconnect Division                      1990 and 1998               Wenatchee, Washington
------------------------------------------------------------------------------------------------------
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

---------------------------------------------------------------------------------------------------------------------
Segment         Group            Division          Manufacturing                 Sample Products
                                                   Processes
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                U.S.
                Electronics      Interconnect      Design and manufacture        Electronic connectors, packages
                                                                                 and assemblies with ceramic and
      E                                                                          glass hermetic seals
      L                       ---------------------------------------------------------------------------------------
      E                          Filter            Design and manufacture        Ceramic discoidal electromagnetic
      C                                                                          filters and capacitors
      T                       ---------------------------------------------------------------------------------------
      R                          Bonded Metals     Explosive bonding and         Metallurgically welded metals for
      O                                            forming of dissimilar metals  use in electronic connectors and
      N                                                                          assemblies
      I                       ---------------------------------------------------------------------------------------
      C                          Display           Design and manufacture        Relays and solenoids; ruggedized
      S                                                                          flat panel displays
                              ---------------------------------------------------------------------------------------
                                 Applied           Design and manufacture        Medical product components; fuel
                                 Technology                                      cell components
---------------------------------------------------------------------------------------------------------------------
                U.S.
                Aerospace        Casting           Sand; lost foam; and          Aircraft and truck parts
                                                   permanent mold casting
                              ---------------------------------------------------------------------------------------
                                 Machining         Precision machining of        Aircraft parts
      A                                            bonded and cast metals
      E                       ---------------------------------------------------------------------------------------
      R                          Engineering &     Metal fabrication; design     Tooling and structures for
      O                          Fabrication                                     aircraft manufacture; aviation
      S                                                                          tool design; factory integration
      P       -------------------------------------------------------------------------------------------------------
      A         European         Forming           Hot and superplastic          Jet engine bulkhead components;
      C         Aerospace                          titanium forming; cold        airframe and engine details;
      E                                            stretch aluminum forming      aircraft skin panels; leading edges
                              ---------------------------------------------------------------------------------------
                                 Casting           Sand casting; investment      Aircraft parts; aircraft engine
                                                   casting; Sophia casting;      parts; high performance motorsport
                                                   machining                     engine and gearbox parts

---------------------------------------------------------------------------------------------------------------------

The following chart shows the percentage of total revenue from each division for the past three fiscal years. The percentages for fiscal years after fiscal 1998 reflect the acquisition of Aeromet in July, 1998.

   --------------- ---------------- ----------------- --------------------------------------------------
   Segment         Group            Division          Years Ended May 31,
   --------------- ---------------- ----------------- --------------------------------------------------
                                                      1998              1999             2000
   --------------- ---------------- ----------------- ----------------- ---------------- ---------------
   E
   L                                Interconnect      21.20%            13.30%           12.80%
   E                                ----------------- ----------------- ---------------- ---------------
   C               U.S.             Filter            *                 *                *
   T               Electronics      ----------------- ----------------- ---------------- ---------------
   R                                Bonded
   O                                Metals            *                 *                *
   N                                ----------------- ----------------- ---------------- ---------------
   I                                Display           *                 *                *
   C                                ----------------- ----------------- ---------------- ---------------
   S                                Applied
                                    Technology        N/A               N/A              *
   --------------- ---------------- ----------------- ----------------- ---------------- ---------------
   A                                Casting           26.50%            12.60%           12.80%
   E                                ----------------- ----------------- ---------------- ---------------
   R
   O               U.S.             Machining         37.50%            16.30%           *
   S               Aerospace        ----------------- ----------------- ---------------- ---------------
   P                                Engineering       N/A               N/A              *
   A                                &
   C                                Fabrication
   E
                   ---------------- ----------------- ----------------- ---------------- ---------------
                   European         Forming           N/A               25.10%           24.90%
                                    ----------------- ----------------- ---------------- ---------------
                   Aerospace        Casting           N/A               24.10%           25.60%
   -------------- ----------------- ----------------- ----------------- ---------------- ---------------

     *  Less than 10%

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

         Interconnect Division

In Wenatchee, Washington, our U.S. Electronics Group's Interconnect Division designs and manufactures hermetically sealed electronic connectors, feedthroughs, assemblies and instrument packages. Electronics must be hermetically sealed when used in locations where the external environment can penetrate the unit. One of the division's product lines uses a cost-effective, traditional glass-to-metal seal, which provides an effective seal in less demanding environments. This technology is used for products such as waveguide windows and certain types of electronic feedthroughs. The division's second line of hermetically sealed products uses a more expensive, proprietary ceramic sealant, called Kryoflex(R). The Kryoflex sealant is used in products that must withstand extremely invasive environments, such as satellite and weapons systems, implantable medical devices, down-hole oil drilling tools, and the fiber optic connectors used on the International Space Station. Kryoflex has several formula variations, which make it compatible with many different metal alloys. We manufacture both the glass seal and the ceramic seal products to customer specifications using the division's engineering and design expertise, metallurgical and ceramic analysis capabilities, ceramics formulation, laser welding, and production processes. We form the connectors' packages and assemblies on the division's machining centers, CNC lathes, Swiss screw machines, vacuum brazing furnaces, and CNC-controlled laser welding machines. The division also has the capacity to electroplate and chemically film its products. The division also manufactures hermetically bonded products using our proprietary ceramic adhesive. This ceramic adhesive bonds metals that will not normally bond, such as copper and stainless steel. When combined with our explosive bonding technology, the resulting component is nearly as light as aluminum, making it the preferred product where weight minimization is important, such as in space applications. We also hold patents in metal matrix composite technology and other advanced technologies. The Interconnect Division has been audited and recommended for international registration to the ISO 9001 and the AS 9000 standards but the registration has not yet been issued. AS 9000 is the more demanding aerospace quality management system standard.

The registration process requires a company to: 1) document and implement a quality management system that meets or exceeds all of the requirements of the standards, 2) choose an accredited registrar (in our case, TUV Essen), 3) have a full quality management system audit conducted by an accredited registrar, and
4) identify and correct any issues that arise during the audit. Once the company has corrected any deficiency, the accredited registrar forwards the audit package to the Registrar Accreditation Board with a recommendation for registration. The Registrar Accreditation Board takes approximately three to four weeks to issue the formal registration certificate. Our registrar, TUV Essen, has forwarded the completed audit package with a recommendation for registration to the Registrar Accreditation Board. We expect that the Interconnect Division will receive its certificate of registration by the end of November, 2000. Registration by the Registrar Accreditation Board to the ISO 9001 and the AS 9000 standards is an internationally recognized certification of quality.

         Filter Division

Our U.S. Electronics Group's Filter Division designs and manufactures very small, specialized multilayer discoidal (round) ceramic capacitors and filters. These products are advanced electronic circuit filtering devices designed to filter out electromagnetic interference ("EMI") and other undesirable electrical signals that pose significant problems for the manufacturers and users of high-performance, high-reliability electronic systems operating in harsh environments. The division's products include mini screw-in filters for telecommunications, aerospace and defense applications, ring laser gyros, commercial eyelets for IFF (identification friend or foe) systems and satellite amplifiers, high reliability bolt configurations for the space shuttle's main engine controllers, filter pins, custom filter assemblies, and broad band filters for military display systems. The division produces the smallest available multi-layered discoidal capacitor in the industry. The division is an approved supplier of EMI devices to most aerospace and defense contractors, and our U.S. Electronics Group uses these filters in its own hermetically sealed electronic products. The division has a self-contained facility in Wenatchee, Washington with assembly and product testing capabilities. The division has received a number of military and industry qualification ratings. The Filter Division has been audited and recommended by our registrar for registration to the ISO 9001 and AS 9000 standards, but the registration has not yet been issued. We expect that the Filter Division will receive its certificate of registration by the end of November, 2000.

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

         Applied Technology Division

We formed the Applied Technology Division of our U.S. Electronics Group toward the end of fiscal 2000. The purpose of the division is to apply our proprietary and patented technologies to provide technical solutions to difficulties faced by high-tech manufacturers that are challenged by extreme environmental conditions, primarily in the fuel cell, telecommunications, and implantable medical products industries. The division is focusing on providing solutions in the areas of ceramic diffusion bonding, exotic metals composites, interconnect stability, and thermal stress distribution with biocompatible materials. In the fuel cell area, the division develops and manufactures processes in the assembly of fuel cells stacks, heat exchangers and fuel process reformers for pem and solid-oxide fuel cells. The division also has applied our zirconium-metal fusion technology to the manufacture of a fuel cell generator solid-oxide fuel cell for use in space exploration. Additional research is being performed on planar fuel cell stacks. The division has also used the zirconium-metal fusion technology to assist a manufacturer of neurostimulator devices in overcoming technological barriers. During the year, we also produced a titanium-copper-molybdenum composite electronic enclosure and applied for a patent on this technology, which we believe will allow us to produce even lighter, more durable electronics packages with improved thermal conductivity. The Applied Technology Division is in its infancy, but our goal is to expand this division by leveraging and finding new applications for our existing and new materials science technologies.

U.S. Aerospace Group

         Casting Division

At our facility in Entiat, Washington, our U.S. Aerospace Group's Casting Division designs and manufactures precision cast aluminum parts using permanent mold, sand, and lost foam casting technologies. At our facility in Tacoma, Washington, the division designs and manufactures aluminum, bronze, iron, and steel parts using sand casting technology. We sell the division's cast parts principally to the transportation and aerospace industries. During fiscal 2000, the division began to assist customers in converting components that have traditionally been machined and assembled into lighter weight cast components. The Casting Division has been audited and recommended by our registrar for registration to the ISO 9002 and AS 9000 standards, but the registration has not yet been issued. We expect that the Casting Division will receive its certificate of registration by the end of November, 2000.

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

Sand Casting. The sand casting process is more appropriate for lower volume parts. It is also appropriate for parts produced in iron and steel, which have high melting temperatures, prohibiting the use of many other casting processes. The division uses this process to produce parts for the aerospace industry, such as housings. This process uses a wood, plastic, or aluminum pattern of the part to be cast. An automatic molding machine hydraulically squeezes molding sand to accurately reproduce the pattern. After the molten aluminum is poured into the mold, the sand is removed, leaving the casting. The sand mold is destroyed in the process, but the sand may be recycled for future moldings. The division also employs an SO2 core making process, which produces sand cores and molds without the use of heat, providing for more dimensional accuracy and increased productivity.

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

         Machining Division

Our U.S. Aerospace Group's Machining Division operates a precision machine shop in Wenatchee, Washington that produces precision machined components, structural parts and assemblies principally from aluminum, titanium, stainless steel and explosively bonded metals. The Machining Division manufactures machined and sheet metal parts and assemblies that are used for primary and secondary flight components within aircraft. The division uses computerized numerical control ("CNC") machining cells to manufacture particularly complex components and assembly housings and also provides value-added services, such as painting and electroplating. The division builds its machined products either to customer specifications or according to an engineering and tooling design developed by the division to suit a customer's particular need. The division is directly linked by computer to Boeing to allow immediate access to the drawings for Boeing parts. The division inspects and tests its machined products at various stages of production using non-destructive methods such as X-ray, ultra-sound, manual and computerized measuring instruments, eddy current, and dyes before the products are passed for shipment to the customer. During fiscal 2000, we also added equipment and personnel to this division to give it the capacity to provide sheet metal products. In response to changes in its customers' manufacturing processes, the division often supplies its precision machined parts on a "just in time to point of use" basis.

The Machining Division has historically supplied nearly all of its products to the commercial aerospace and defense industries. However, the division's sales and profitability have been affected by slowdowns at Boeing since approximately fall 1998. As a result, we increased our efforts to reduce the division's dependence on aerospace work. During fiscal 2000, we received significant orders from companies such as Northern Telecom (telecommunications) and Applied Materials, Inc. (semiconductors), for components intended for high-tech, non-aerospace uses that require the precise work of our Machining Division. These orders total approximately $2.5 million, a substantial portion of which will be shipped in fiscal 2001. We are continuing to look for ways to offer our capabilities to leaders in these new markets.

The division's operations are DI-9000A Boeing approved and have been audited and recommended by our registrar for registration to the ISO 9002 and AS 9000 standards, but the registration has not yet been issued. We expect that the Machining Division will receive its certificate of registration by the end of November, 2000. The division has won numerous quality and service awards from customers.

Our U.S. Aerospace Group also has machining capabilities at its Entiat and Tacoma, Washington facilities to support its Casting Division.

         Engineering & Fabrication Division

Our U.S. Aerospace Group's Engineering & Fabrication Division resulted from the combination of two companies that we acquired in fiscal 2000. In the beginning of the fiscal year, we acquired Skagit Engineering & Manufacturing, Inc., in Sedro-Woolley, Washington. This segment of the business fabricates component parts, completed assemblies and tooling, and fully manufactured industrial products, such as heavy duty mobile transporters for use by aircraft manufacturers in moving large sections during the manufacturing process and complete aircraft automated control assembly line tools. Later in the fiscal year, we acquired NOVA-TECH Engineering, Inc., in Edmonds, Washington. This segment of the business provides comprehensive aerospace design and related engineering services, primarily for the commercial and defense aerospace industries. Our engineering services include aircraft tool design, manufacturing systems, machine design, stress analysis engineering, systems engineering, and technical supervision. This division has 20 CATIA seats, linking it to Boeing's computer system, for access to and delivery of design work. These computer aided design seats are used by some of our customers, including Boeing, and allow us to transfer designs and work closely with our customers in the design of aircraft parts. The division recently acquired licenses to the Delmia/Deneb digital manufacturing software platform to assist with design, simulation, control and monitoring of production manufacturing systems. The division also provides tools and machines for non-aerospace industries.

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

Customers

Our top ten customers in terms of revenues during fiscal 2000 were Boeing, Rolls-Royce, PACCAR, Aermacchi, BAE Systems, GKN Westland, Northrop Grumman, Northern Telecom, Honeywell, and BFGoodrich. Only the top 4 customers individually accounted for 5% or more of our revenues, with Boeing at approximately 10%, Rolls-Royce at approximately 7%, PACCAR at approximately 6%, and Aermacchi at approximately 5%. Together, our top ten customers accounted for approximately 46% of our sales during fiscal 2000. We produce machined and cast metal aircraft components for Boeing, Rolls-Royce and Aermacchi, and cast metal heavy trucking components for PACCAR. Because of the relatively small number of customers for most of our products, our largest customers can influence product pricing and other terms of trade. If we were to lose any of our largest customers, or if they reduced or canceled orders, our business and financial performance could be harmed.

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

Backlog

We sell the majority of our products through individual purchase orders. Many of our customers would have the right to terminate orders by paying the cost of work in process plus a related profit factor. Historically, we have not experienced a large number of significant order cancellations. However, from time to time, customers cancel orders as a result of a program being cancelled or for other reasons. As of May 31, 2000, we had purchase orders and contractual arrangements evidencing anticipated future deliveries, which we treat as backlog, through fiscal year 2002 of approximately $80 million. We expect to deliver approximately $70 million of this backlog in fiscal year 2001. As of May 31, 1999, we had backlog through fiscal year 2001 of approximately $100 million. We may not be able to complete all of that backlog and book it as net sales, if we experience cancellations of pending contracts or terminations or reductions of contracts in progress.

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

Our competitors can make components and products similar to those we make using a number of different manufacturing processes. We believe that our manufacturing processes, proprietary technologies and experience provide significant advantages to our customers. These advantages include high quality, more complete solutions, competitive prices, and physical properties that meet stringent demands. However, competitors can use alternative forms of manufacturing to produce many of the components and products that we make. These competing products could be of the same or better quality and price as those we produce. We expect our competitors to continue making new developments, and they could develop products that customers view as more effective or more economical than our products. In addition, our competitors may introduce automation processes and robotics systems that could lower their costs of production substantially. If we are not able to compete successfully against current and future competitors, and respond appropriately to changes in industry standards, our business could be seriously harmed.

Raw Materials

Our European Aerospace Group obtains approximately 70% of its titanium from one supplier and is subject to a lead time of approximately 65 weeks in ordering and obtaining titanium. While the European Aerospace Group generally has managed the ordering process to obtain titanium when needed, a labor strike at the supplier negatively affected the group's ability to obtain timely deliveries of titanium during fiscal 1999 and into the 2000 fiscal year. Although the shortage of titanium did not have a material adverse effect on our European Aerospace Group's business or on our overall financial condition, we lost some business due to customers' dual sourcing contracts, and some customer orders that were expected to be delivered in fiscal 1999 were delayed into fiscal 2000 and 2001. The effect of the strike emphasizes the fact that a failure to obtain titanium or other raw materials when we need them, or significant cost increases imposed by suppliers of raw materials such as titanium or aluminum, could damage our business and financial performance. We generally have readily available sources of all raw materials and supplies we need to manufacture our products and, where possible, we maintain alternate sources of supply. However, we do not have fixed price contracts or arrangements for all of the raw materials and other supplies we purchase. We have experienced in the past shortages of, or price increases for, raw materials and supplies, and shortages or price increases may occur again in the future. Future shortages or price fluctuations could have a material adverse effect on our ability to manufacture and sell our products in a timely and cost-effective manner.

Proprietary Rights

Significant aspects of our business depend on proprietary processes, know-how and other technology that are not subject to patent protection. We rely on a combination of trade secret, copyright and trademark laws, confidentiality procedures, and other intellectual property protection to protect our proprietary technology. However, our competitors may still develop or utilize technology that is the same as or similar to our proprietary technology.

We have 33 U.S. patents, 8 U.S. patent applications pending (including 2 allowed applications), 3 PCT International patent applications pending, 5 patent applications pending in non-U.S. jurisdictions, and 1 European patent enforceable in the U.K. We can provide no assurance that any of the patent applications will result in issued patents, that existing patents or any future patents will give us any competitive advantages for our products or technology, or that, if challenged, these patents will be held valid and enforceable. Most of our issued patents expire at various times over the next 15 years, with 16 patents expiring over the next four years. These 16 patents relate to products manufactured by our U.S. Electronics Group and constituted approximately 0.9% of our consolidated revenue in fiscal 2000. Although we believe that the manufacturing processes of much of our patented technology are sufficiently complex that competing products made with the same technology are unlikely, our competitors may be able to design competing products using the same or similar technology after these patents have expired.

Despite the precautions we have taken, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Existing intellectual property laws give only limited protection with respect to such actions, and policing violations of these laws is difficult. The laws of other countries in which our products are or may be distributed do not protect products and intellectual property rights to the same extent as do the laws of the United States. We could be required to enter into costly litigation to enforce our intellectual property rights or to defend infringement claims by others. Infringement claims could require us to license the intellectual property rights of third parties, but licenses may not be available on reasonable terms, or at all.

Environmental Matters

Our facilities are subject to laws and regulations concerning solid waste disposal, hazardous materials generation, storage, use and disposal, air emissions, waste water discharge, employee health and other environmental matters. Proper waste disposal and environmental regulation are major considerations for us because a number of the metals, chemicals and other materials used in and resulting from our manufacturing processes are classified as hazardous substances and hazardous wastes. If we do not meet permitting and other requirements of applicable environmental laws, we could be liable for damages and for the costs of remedial actions. We could also be subject to fines or other penalties, including revocation of permits needed to conduct our business. Any permit revocation could require us to cease or limit production at one or more of our facilities, which could damage our business and financial performance. We have an ongoing program of monitoring and addressing environmental matters, and from time to time in the ordinary course of business we are required to address minor issues of noncompliance at our operating sites. From time to time, we identify operations or processes that lack required permits or otherwise are not in full compliance with applicable environmental laws. Although we believe these items have not been material to date, we maintain an environmental compliance team, and our policy is to take steps promptly to remedy any noncompliance. It is our policy to obtain environmental assessment reports in connection with the acquisition of properties at which historical operations could have caused adverse environmental conditions. Except as follows, we obtained environmental reports in connection with the acquisition of our United States and European subsidiaries. We did not obtain an environmental report in connection with the acquisition of Nova-Tech Engineering, Inc., which included the lease of an office building. Except as follows, we are not aware of any contamination on our properties or involving neighboring activities that would be material. We currently lease property in Tacoma, Washington that is located within the Commencement Bay/Nearshore Tideflats Superfund Site. The property owner and certain historic operators at the property are potentially responsible parties for this Superfund site. We have not been named as a liable party for contamination associated with this Superfund site, and we have no reason to believe that we will be so named.

Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violations. As a generator of hazardous materials, we are subject to financial exposure with regard to our properties even if we fully comply with these laws. In addition, we utilize facilities that are located in industrial areas and have lengthy operating histories. As a consequence, it is possible that historical or neighboring activities have affected properties we currently own, and that, as a result, additional environmental issues may arise in the future, the precise nature of which we cannot now predict. Any present or future noncompliance with environmental laws or future discovery of contamination could have a material adverse effect on our results of operations or financial condition.

Government Regulation

Certain of our products are manufactured and sold under United States government contracts or subcontracts. As with all companies that provide products or services to the United States government, we are directly and indirectly subject to various federal rules, regulations and orders applicable to government contractors. Some of these regulations relate specifically to the seller-purchaser relationship with the government, such as the bidding and pricing rules. Under regulations of this type, we must observe pricing restrictions, produce and maintain detailed accounting data, and meet various other requirements. We are also subject to many regulations affecting the conduct of our business generally. For example, in the United States we must adhere to federal acquisition requirements and standards established by the Occupational Safety and Health Act relating to labor practices and occupational safety standards. We are currently updating and implementing written policies and training programs relating to employee health and safety matters at several of our facilities. These actions are being taken to ensure ongoing compliance with applicable laws, and not in response to any violations identified by regulatory agencies. Violation of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts, or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds. In addition, some of our customers are in the defense industry, and loss of governmental certification by these customers could cause them to reduce or curtail their purchases from us, which could harm our business.

Employees

As of May 31, 2000, the Company had approximately 1,200 employees, of whom approximately 1,070 were engaged in manufacturing functions, 40 in sales and marketing functions, 80 in administrative functions, and 10 in executive functions. Of the employees, approximately 375 were employed by the U.S. Aerospace Group, 530 by the European Aerospace Group, 250 by the U.S. Electronics Group, and 45 by the corporate group. As of May 31, 2000, none of our workforce in the United States is unionized. Certain of the European Aerospace Group's manufacturing and engineering employees are represented by labor unions, although all negotiations are carried out through employee work committees. We have not experienced any work stoppages, and we believe that our relationships with our employees are good.

Risk Factors

We have reported net losses for recent periods, and we may continue to incur net losses, which could jeopardize our operations and decrease our stock value.

We reported a net loss of $13,049,000 for our fiscal year ended May 31, 2000 and a net loss of $12,869,000 for our fiscal year ended May 31, 1999. We can offer no assurance that we will achieve profitable operations or that any profitable operations will be sustained. Our ability to achieve a profitable level of operations in the future will depend on many factors, including our ability to reduce the level of our debt, to assimilate our recent and potential future acquisitions, and to finance production. Future profitability will also depend on our ability to develop new products, the degree of market acceptance of our existing and new products, and the level of competition in the markets in which we operate. If we continue to incur net losses, our cash flow position could be further damaged, our operations could be jeopardized, and our stock price could decrease.

Our inability to generate cash if and when needed could severely impact our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our independent auditors in their most recent report stated that Pacific Aerospace has suffered recurring losses from operations which raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If we are not sufficiently successful in generating cash from operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside the ordinary course of business. If we need to dispose of assets outside of the ordinary course of business to generate cash, we may not be able to realize the carrying values of those assets upon liquidation. If we are unable to generate the necessary cash, we could be unable to continue operations.

If we do not raise additional cash, we may not be able to fund our operations.

Our existing cash and credit facilities may not be sufficient to meet our obligations as they become due during fiscal 2001. Consequently, we expect that we will need to obtain additional cash during fiscal 2001. Our actual cash needs will depend primarily on the amount of cash generated from or used by operations. We cannot predict accurately the amount or timing of our future cash needs. If we cannot obtain additional cash if and when needed, we may be unable to fund our operations and pay all obligations as they become due or at all.

If we are unable to renew our lines of credit or obtain new lines of credit, we may be unable to fund our operations.

Our U.S. operating lines of credit expired on September 5, 2000, and have been extended through November 5, 2000. Our senior lender in the U.S. is currently evaluating whether and upon what terms it will renew our credit lines. Our line of credit in the U.K. expires in November 2000. We expect to request renewal of that line. We can offer no assurance that our existing credit facilities will be renewed or that they will remain available on acceptable terms or at all. If we are unable to renew our credit lines, we may not have enough cash to fund our operations.

We have significant debt that adversely affects our financial condition.

At May 31, 2000, our total long-term debt was approximately $69.2 million, or approximately 48% of our total assets. We have a 1.9 to 1 debt to equity ratio. We incurred substantial debt and payment obligations to finance the Aeromet acquisition, which currently constitutes $63.7 million of our long-term debt. Our debt could make us unable to obtain additional financing in the future. It could also divert a significant portion of our cash flow to principal and interest payments and away from operations and necessary capital expenditures. Our debt has increased our interest expense and decreased our net income, and we expect the interest expense to have the same effect for the foreseeable future. Our debt also puts us at a competitive disadvantage in relation to competitors with less debt and limits our flexibility to adjust to downturns in our business or market conditions.

If we do not perform well in the future, we might not be able to pay our debt.

Our future financial and operating performance will determine our ability to pay our debt. Many factors affect our performance. Because some of these factors are beyond our control, we might not have sufficient cash flow to make our debt payments when scheduled, or at all. If we do not maintain sufficient cash flow to make our debt payments, we could be forced to reduce or delay capital expenditures, which could impede our growth. We might also have to dispose of material assets or operations, potentially at a loss. If we were unable to pay our debt, we might need to restructure or refinance our debt at potentially higher rates of interest. Alternatively, we might need to seek additional equity capital, which would dilute the value of the shares held by our existing shareholders. We may not be able to do any of these things, or we may not be able to do them on satisfactory terms. If we failed to make our debt payments, the lenders would be able to declare all amounts we owe to be immediately due and payable. If this were to occur, we would likely not have funds available to us to pay off the debt. In addition, if we could not repay our secured debt, secured lenders could proceed against any collateral securing that debt. The collateral for our secured debt consists of substantially all of our assets, including receivables, inventories, real property, personal property, and intangible assets.

We must comply with a number of significant debt covenants that limit our flexibility.

The agreements that govern our debt, particularly the indenture that governs our 11 1/4% senior subordinated notes, restrict a number of our activities. Unless we obtain consent from our lenders, we cannot dispose of or create liens on assets or create additional indebtedness. We are not permitted to pay dividends to shareholders or repurchase stock. Our debt covenants restrict our ability to acquire new businesses or make investments or loans to others. We are also subject to covenants that limit our ability to make capital expenditures, change the business we conduct, or engage in transactions with related parties. In addition, if there is a change of control of our company, we may be required to repay our debt early. If we breach any of these covenants, the lenders may be able to declare all amounts we owe to be immediately due and payable. If this were to occur, we would likely not have funds available to us to pay off the debt.

We may not be successful if we fail to manage our rapid growth.

We have experienced rapid growth from both operations and acquisitions. This growth has placed and will continue to place significant demands on our managerial, administrative, financial and operational resources. For example, both our total number of employees and the number of our operating sites nearly doubled as a result of acquiring our European Aerospace Group, which was formed when we acquired Aeromet International PLC in July 1998. The size of our European Aerospace Group has caused and will continue to cause it to have a significant impact on our future financial results. As we grow and our business operations become more complex, we will need to be increasingly diligent in our business decisions to comply with regulatory and accounting requirements. To manage our growth effectively, we must continue to improve our operational, accounting, financial and other management processes and systems. Our U.S. operating divisions have had different accounting systems, which we have integrated or are in the process of integrating. We must also continue to attract and retain highly skilled management and technical personnel. If we do not effectively manage these aspects of our growth, we may not succeed.

Our past and possible future acquisition strategy could negatively impact our performance.

We have historically pursued an aggressive acquisition strategy. Although we are currently focusing substantially all of our attention on existing operations and on internal growth, we expect that in the future we may evaluate and pursue potential strategic acquisitions. We have incurred substantial losses as a result of some of our acquisitions and investments, including approximately $4.6 million in fiscal 2000 and approximately $12.7 million in fiscal 1999. We need to better manage our acquisition strategy. This includes accurately assessing the value, strengths and weaknesses of acquisition candidates, as well as successfully implementing necessary changes at newly acquired subsidiaries. In the past, our aggressive acquisition strategy has diverted management attention from our operations, increased borrowings, disrupted product development cycles, and diluted earnings per share. If we do not successfully manage future acquisitions, if any, our financial performance could continue to be negatively impacted by acquisitions.

We have experienced asset impairment and may experience additional asset impairment in the future.

We review long-lived assets and identifiable intangibles for potential impairment of value whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. During the fourth quarter of fiscal 2000, due to continuing losses and continued weakness in our business related to changes in the commercial aerospace and transportation industries, our evaluation resulted in the realization of a $4.6 million impairment of goodwill and a $600,000 property impairment related to our U.S. Aerospace Group. We will continue to evaluate our assets, especially in our aerospace groups, on a quarterly basis until such time as our divisions become consistently profitable. Our future evaluations could result in additional impairment charges for goodwill and for property and equipment.

Our European Aerospace Group has and will continue to have a significant impact on our business.

The acquisition of our European Aerospace Group in 1998 doubled the size of our company. Approximately 50% of our assets and approximately 50% of our revenues are associated with our operations in the United Kingdom. It is more difficult for us to manage a business in the United

Kingdom than our other businesses, which are located in Washington State. The reasons for the increased difficulty include differences in time, distance, business practices and cultural variations. Our ownership of a business in Europe also subjects us to regulatory, tax, and trade restrictions that we did not previously face. If we are unable to effectively manage our European Aerospace Group, we may not be successful.

Changes in foreign currency exchange rates could negatively affect our financial position.

Because of our European Aerospace Group, we may decide to engage in hedging transactions to protect against losses caused by changes in the exchange rate between the U.S. dollar and the British pound sterling. However, we have not engaged in hedging transactions to date. Since approximately 50% of the Company transactions are conducted in foreign currency, the exchange rate risk could be material. Even if we were to engage in hedging transactions, they may not completely offset any such losses. Our European Aerospace Group has a few contracts that are in European currencies other than British pounds sterling, or in U.S. dollars. We believe that the conversion of European currencies to the Euro will not have a material adverse effect on the European Aerospace Group's business or financial condition.

We operate in industries that are subject to cyclical downturns that could adversely affect our revenues.

We operate in historically cyclical industries. The aerospace, defense and transportation industries are sensitive to general economic conditions, and past recessions have adversely affected these industries. In past years, a number of factors have adversely affected the aerospace industry, including increased fuel and labor costs, and intense price competition. Recently, the commercial aircraft industry experienced a downturn in the rate of its growth due to changing economic conditions and as a result of the ongoing financial crisis in Asia, which caused reductions in production rates for some commercial airline programs. The major aircraft manufacturers responded, in part, by significantly decreasing their inventory levels. Although very recently the aerospace industry seems to have been experiencing better results, we have not yet benefited from the improvements. Additional cancellations or delays in aircraft orders from customers of Boeing or Airbus could reduce demand for our products and could have a material adverse effect on our business and financial performance. Cyclical factors and general economic conditions could lead to a downturn in demand for our core products and decrease our revenues.

We may fail to retain our key management and technical personnel, which could negatively affect our business.

We believe that our ability to successfully implement our business strategy and to operate profitably depends significantly on the continued employment of our senior management team, led by our president, Donald A. Wright, and our ability to retain and hire engineers and technical personnel with experience in the aerospace and electronics industries. We have key man life insurance policies on the life of Mr. Wright totaling $8 million. We also have an employment agreement with Mr. Wright and several other senior managers. However, our business and financial results could be materially adversely affected if Mr. Wright, other members of the senior management team, or significant engineers or technical personnel become unable or unwilling to continue in their present employment. Our growth and future success will depend in large part on our ability to retain and attract additional board members, senior managers and highly skilled technical personnel with experience in the aerospace and electronics industries. Competition for such individuals is intense, and we may not be successful in attracting and retaining them, which could interfere with our ability to manage our business profitably.

If we do not adapt to technological change and develop new products, we could lose customers and our revenues could decline.

The market for our products in both the aerospace and the electronics industries is characterized by evolving technology and industry standards, changes in customer needs, adaptation of products to customer needs, and new product introductions. Other companies that manufacture components for the aerospace and electronics industries from time to time may announce new products, enhancements, or technologies that have the potential to replace or render our existing products obsolete. Our success will depend on our ability to enhance our current products and develop new products to meet changing customer needs, and achieve market acceptance of those products. We view our proprietary technology and our level of technological development as our primary strengths, because most of our research and development efforts are funded by customers, it will be essential for us to continue to respond effectively to our customers' needs. We will also need to anticipate or respond to evolving industry standards and other technological changes on a timely and cost-effective basis. If we do not adequately respond to these changes, we could lose customers and our revenues could decline.

We could be subject to product liability claims and lawsuits for harm caused by our products.

Many of our customers use our products for applications such as aircraft, satellites, heavy trucks and other uses in which failure could have serious consequences. We maintain product liability insurance with a maximum coverage of $2 million. However, this insurance may not be sufficient to cover any claims that may arise. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business and financial performance.

Future issuances or resales of a significant number of shares of our common stock could negatively affect the market price of our stock.

Sales of a significant number of shares of common stock in the public market or the prospect of such sales could adversely affect the market price of our common stock. In July 2000, we closed the first installment of a private placement of Common Stock and warrants (the "Summer 2000 private placement"). We plan to file an amended registration statement to register the resale of up to 4,422,010 shares of Common Stock that have been issued or may become issuable in connection with the Summer 2000 private placement. Of these shares, 3,279,150 relate to warrants, but the number of shares actually issuable upon exercise of all but 464,150 of these warrants cannot be determined at this time. As a result, the actual number of shares that may be issued upon exercise of these warrants could be more or less than the 3,279,150 shares being registered with respect to the warrants. As of August 18, 2000, we have also reserved 2,295,000 common shares for issuance under our publicly traded warrants, 3,353,948 common shares for issuance under options outstanding under our two stock incentive plans, 86,637 common shares for issuance under options outstanding under our independent director stock plan, and 838,609 common shares for issuance under other warrants. We also have an employee stock purchase plan permitting employees to purchase shares of common stock using payroll deductions, subject to certain limits. Shares issued upon exercise of our outstanding warrants or options or pursuant to the employee stock purchase plan would be available for resale in the public markets, subject in some cases to volume and other limitations.

Any future issuance of a significant number of common shares, or any future resales by the holders of a significant number of common shares, or the prospect of such issuances or resales, could negatively affect the market price of our common stock.

If the minimum bid price for our common stock is less than $1.00 for 30 consecutive trading days, our common stock could be delisted from the Nasdaq National Market System, and it could become more difficult to buy or sell our common stock.

Our common stock is quoted on the Nasdaq National Market System. In order to remain listed on this market, we must meet Nasdaq's listing maintenance standards. The minimum bid price of our common stock has been lower than $1.00 on several occasions recently. If the minimum bid price of our common stock were to remain below $1.00 for 30 consecutive trading days, or if we were unable to continue to meet Nasdaq's standards for any other reason, our common stock could be delisted from the Nasdaq National Market System. If our common stock were delisted, the liquidity for our common stock would be adversely affected. In addition, delisting would trigger the vesting of penalty shares under the vesting warrants held by the investors, which would result in additional dilution.

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

The location, use and approximate size of the principal owned and leased properties where we conduct our operations are as follows:

--------------------------------------------------------------------------------------------------------------------
      Group             Location                    Approx.      Own/         Annual        Lease        Mortgage
                                                      Area       Lease         Rent       Expiration      Balance
--------------------------------------------------------------------------------------------------------------------
      U.S.       Wenatchee, Washington                54,000     Lease        $294,000       2007           N/A
                 ---------------------------------------------------------------------------------------------------
   Electronics   Sequim, Washington                   18,355     Own              N/A        N/A            None
                 ---------------------------------------------------------------------------------------------------
                 Vancouver, Washington                50,000     Lease        $336,000       2009           N/A
--------------------------------------------------------------------------------------------------------------------
      U.S.       Wenatchee, Washington                42,000     Lease        $213,000       2007           N/A
                 ---------------------------------------------------------------------------------------------------
    Aerospace    Entiat, Washington                   84,000     Own              N/A        N/A          $787,000
                 ---------------------------------------------------------------------------------------------------
                 Tacoma, Washington                   21,700     Lease        $ 80,000       2008           N/A
                 ---------------------------------------------------------------------------------------------------
                 Sedro-Woolley, Washington            94,600     Lease        $395,000       2003           N/A
                 ---------------------------------------------------------------------------------------------------
                 Wenatchee, Washington                41,400     Lease        $166,000       2001           N/A
                 ---------------------------------------------------------------------------------------------------
                 Wenatchee, Washington                15,000     Lease        $ 82,000       2002           N/A
                 ---------------------------------------------------------------------------------------------------
                 Everett, Washington                  11,500     Lease        $ 79,000       2003           N/A
                 ---------------------------------------------------------------------------------------------------
                 Edmonds, Washington                  10,800     Lease        $155,000       2004           N/A
--------------------------------------------------------------------------------------------------------------------
    European     Sittingbourne                        54,500     Lease  (pound)258,000       2018           N/A
                 ---------------------------------------------------------------------------------------------------
    Aerospace    Sittingbourne                         7,500     Lease  (pound) 50,000       2005           N/A
                 ---------------------------------------------------------------------------------------------------
                 Rochester                            37,345     Lease  (pound)180,000       2001           N/A
                 ---------------------------------------------------------------------------------------------------
                 Worcester                            40,000     Lease  (pound)160,000       2018           N/A
                 ---------------------------------------------------------------------------------------------------
                 Worcester                            15,000     Lease  (pound) 50,000       2003           N/A
                 ---------------------------------------------------------------------------------------------------
                 Welwyn Garden City                   55,000     Lease  (pound)333,000       2018           N/A
                 ---------------------------------------------------------------------------------------------------
                 Birmingham                           59,000     Lease  (pound)236,000       2018           N/A
--------------------------------------------------------------------------------------------------------------------

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

At the March 20 meeting, the shareholders of the Company voted to approve the proposal, as follows:

                           FOR:                      9,818,211
                           AGAINST:                    694,798
                           ABSTAIN:                     88,392
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

Summer 2000 Private Placement

The Offering. In July 2000, we closed the first installment of a private placement with two accredited investors. At the initial closing, we issued 1,142,860 shares of common stock and warrants to purchase additional shares to the investors for $2.0 million. The transaction documents provided that upon effectiveness of a registration statement within 60 days after the first closing, a second closing would occur, and the investors would pay an additional $1.5 million and receive 857,140 additional shares of common stock. No additional warrants would be issued at a second closing. The effectiveness of the registration statement within 60 days after the first closing was the only condition to the second closing. This condition was not satisfied, and the investors have decided not to waive the condition. As a result, the second closing will not occur. After taking into consideration other expenses related to the transaction, we received net proceeds at closing of $1,886,500, which we used to pay down our U.S. credit line. We plan to file an amended registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of up to 4,422,010 shares of common stock issued or issuable as a result of the transaction (the "Registration Statement").

Warrants. At the first closing, we issued to the investors warrants to purchase an aggregate of 385,000 shares of our Common Stock at an exercise price of $2.01 per share (subject to certain adjustments), exercisable through July 27, 2003 (the "Closing Warrants") and warrants to purchase a currently indeterminate number of shares as described below (the "Adjustable Warrants" and the "Vesting Warrants" and, together with the Closing Warrants, the "Warrants"). Each investor received both adjustable warrants and vesting warrants.

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

Vesting of Adjustable Warrants. On each vesting date, we will determine with the investors, based on a formula contained in the adjustable warrants, whether the warrants have become exercisable for any warrant shares. Under the formula, the number of shares issuable would depend on the average closing price of our common stock for the five trading days before each vesting date. Specifically, on each vesting date, the investor will be entitled to the number of shares equal to: (i) one-third of the shares purchased by the investor at closing, times (ii) the difference between $1.902 and the average of the lowest five closing prices for our stock during the 20 consecutive trading days preceding the vesting date, all divided by such average. If the average closing price of our common stock is less than $1.91 per share during the applicable period preceding a vesting date, the formula will be applied to determine the number of shares that are issuable to the investors upon exercise of the warrants as of that vesting date. If the average closing price of our common stock is $1.91 or above during the applicable period preceding a vesting date, no shares of common stock will be issuable as of that vesting date. In addition, if the average closing price of our common stock exceeds $2.19 per share for any 20 consecutive trading days, no further vesting will occur and no more shares will become issuable.

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

Limitation. We cannot yet predict how many shares of common stock, if any, may become issuable upon exercise of the adjustable warrants or the vesting warrants. However, the adjustable warrants and the vesting warrants, by their terms, cannot be exercised for a number of shares greater than the number we may issue without shareholder approval under applicable Nasdaq rules. In the event that the number of shares issuable would exceed the number of shares permitted to be issued without shareholder approval under applicable Nasdaq rules, we would be entitled either to redeem the excess shares (if and to the extent permitted by our lenders) or to use our best efforts to obtain shareholder approval for the issuance of the additional shares. The indenture governing our outstanding 11 1/4 % senior subordinated notes would not currently permit us to redeem excess shares.

Potential Effect of Warrant Shares. Under the terms of the adjustable warrants and the vesting warrants issued in our Summer 2000 private placement, we may be required to issue a significant number of additional shares of common stock to the investors in that private placement. Although the total number of shares of common stock issuable upon exercise of the adjustable warrants and the vesting warrants cannot currently be determined, we believe that applicable Nasdaq rules permit us to issue up to 6,621,712 shares of common stock as a result of the offering without shareholder approval. If the number of shares issuable under the terms of the warrants would exceed the number permitted by Nasdaq rules to be issued, we would have the option to either seek shareholder approval to issue the excess shares or to redeem the excess shares. The indenture governing our 11 1/4% senior subordinated notes would not currently permit us to redeem the excess shares. If we seek shareholder approval to issue additional shares but do not receive the approval, we would have to redeem the shares if we are permitted to do so by the indenture. We would not be subject to additional penalties if, after unsuccessfully using our best efforts to obtain shareholder approval, the indenture prevented us from redeeming additional shares.

To the extent that shares of common stock become exercisable under the adjustable warrants and the vesting warrants, the market price of our common stock could decrease because of additional shares being sold into the market. A reduced price could allow the warrant holders to exercise the adjustable warrants for additional shares of common stock on subsequent vesting dates, the sale of which could further depress the market price of the common stock and encourage short sales of our common stock. In addition, the possibility of dilution and decreased market price could inhibit our opportunities to obtain additional public or private financing when and if needed or on terms acceptable to us.

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

Summer 2000 Private Placement. The Company is obligated to file one or more resale registration statements to register the resale of the shares issued or issuable in connection with the Summer 2000 private placement. We filed a registration statement in August, 2000, which we expect will cover up to 4,422,010 of these shares. The shares issued or issuable in connection with the Summer 2000 private placement include:

     .   1,142,860 shares issued at the closing;

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

                                                                       Years Ended May 31,
                                               ---------------------------------------------------------------------
                                                         (in thousands, except percentage and per share data)
                                                  1996          1997         1998           1999           2000
                                               -----------   ------------  -----------   ----------   --------------
Statement of Operations Data:
     Net sales/(1)/.........................        $20,725       $34,175      $54,099       $107,366       $112,694
     Cost of sales..........................         16,439        25,969       39,487         86,302         92,063
                                               ------------  ------------  -----------    -----------    -----------
     Gross profit...........................          4,286         8,206       14,612         21,064         20,631
     Operating expenses.....................          4,869         6,259        9,872         22,039         24,533
                                               ------------  ------------  -----------    -----------    -----------
     Income (loss) from operations..........           (583)        1,947        4,740           (975)        (3,902)
     Net interest (expense).................           (498)         (384)        (755)        (8,140)        (9,862)
     Other income (expense).................             15           169         (853)        (6,393)            33
                                               ------------  ------------  -----------    -----------    -----------
     Income (loss) before taxes and
     extraordinary item.....................         (1,066)        1,732        3,132        (15,508)       (13,731)
     Extraordinary item, net of tax.........              -             -            -              -            703
     Income taxes benefit (expense).........             67           (50)         482          2,639            (21)
                                               ------------  ------------  -----------    -----------    -----------
     Net income (loss)......................        $  (999)      $ 1,682      $ 3,614       $(12,869)      $(13,049)
                                               ------------  ------------  -----------    -----------    -----------
     Net income (loss) per share:
       Basic................................           (.16)          .18          .29           (.74)          (.59)
       Diluted..............................           (.16)          .17          .27           (.74)          (.59)
     Shares used in computation of income
       (loss) per share:
       Basic................................          6,209         9,500       12,486         17,359         21,955
       Diluted..............................          6,209        10,036       13,606         17,359         21,955
Other Financial Data:
     Adjusted EBITDA/(2)/ ..................        $   288       $ 3,305      $ 6,944       $ 10,669       $  9,004
     Adjusted EBITDA margin/(3)/............            1.4%          9.7%        12.8%           9.9%           8.0%
     Depreciation, amortization, and
     impairment of long-lived assets........        $   871       $ 1,358      $ 2,204       $ 11,644       $ 12,906
     Capital expenditures...................          1,293         2,739       10,290          8,281          4,867

                                                                           At May 31,
                                               --------------------------------------------------------------------
                                                                         (in thousands)
                                                   1996          1997         1998           1999          2000
                                               ------------  ------------  -----------   -------------   ----------
Balance Sheet Data:
     Cash and cash equivalents............        $    725       $ 3,048      $11,461       $   8,134     $  2,154
     Working capital......................             952        13,090       25,599          38,329       29,181
     Total assets.........................          27,649        35,752       78,580         158,727      143,582
     Long-term debt (including current
     portion).............................           6,404         4,233       11,233          83,410       70,528
     Shareholders' equity.................          12,539        25,619       56,142          54,019       49,768

_______________

/(1)/ The increases in net sales are attributable to acquisitions by the Company and internal growth. See "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
/(2)/ "Adjusted EBITDA" represents income (loss) from operations plus depreciation, amortization, and non-cash asset impairment expense. Adjusted EBITDA should not be construed as an alternative to (i) net income, as defined by generally accepted accounting principles, as an indicator of the Company's operating performance or (ii) cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. The Company reports Adjusted EBITDA as a commonly used cash flow capacity measure by financial institutions, including holders of the Company's senior subordinated notes. Generally, the Company considers Adjusted EBITDA as a measure of cash flow capacity to fund interest expense, principal payments on debt, working capital needs and capital expenditures. This measure may not be comparable to similarly titled measures reported by other companies. The adequacy and historical trend of Adjusted EBITDA to support funding requirements is an indication to our management whether cash sources in addition to Adjusted EBITDA may be required to support ongoing operations.
/(3)/ "Adjusted EBITDA margin" represents Adjusted EBITDA as a percent of net sales. We use Adjusted EBITDA margin as a measure to evaluate better our Adjusted EBITDA capacity trends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
This section and the "Description of Business" section of this Form 10-K contain "forward-looking statements." These forward-looking statements are not guarantees of the Company's future performance. They are subject to risks and uncertainties related to business operations, some of which are beyond the Company's control. Any of these risks or uncertainties may cause actual results or future circumstances to differ materially from the forward-looking statements set forth in this section under the captions "Overview" and "Liquidity and Capital Resources," and in "Description of Business" under each of the captions in that section.
--------------------------------------------------------------------------------

Overview
--------

We have historically been an active consolidator of companies, and our results of operations have been substantially affected by acquisitions. We have acquired and integrated twelve companies since 1990. See "Description of Business - Corporate History." These acquisitions, as well as internal growth in our existing and acquired businesses, have resulted in substantial increases in net sales. Our operating expenses and margins and other expenses also have been affected by certain expenses directly associated with the acquisitions and related capital raising transactions. We have experienced substantial increases in all other expense categories as a result of the increases in our operations. A portion of these expenses is attributable to the assimilation of acquired operations into our existing businesses.

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

Substantially all of our revenues are generated by sales to customers in the commercial aerospace, defense, electronics, medical, energy, telecommunications, and transportation industries, with commercial aerospace and defense industry sales being the most significant. The commercial aerospace and defense industries are cyclical in nature and subject to changes based on general economic conditions, and on commercial airline industry, defense and government spending. See "Description of Business - Industry Overview" and "- Risk Factors."

Our operations focus on developing, manufacturing and marketing high performance electronics and metal components and assemblies. Our electronics products are characterized by relatively low volumes and high margins. Customer product demand varies significantly depending upon the application and industry served. Our electronics products are highly engineered, complex components that incorporate our patented and proprietary manufacturing processes. In comparison, volumes have historically been higher and margins lower for our metals products. Customer product demand for our metal products is generally associated with order cycles that are more variable, such as commercial aircraft and heavy trucking. Since 1998, cutbacks by aircraft manufacturers have adversely affected demand for the products manufactured by our U.S. and European Aerospace Groups. The recent downturn in the heavy trucking industry has led to reduced demand for several products made by the Casting Division of our U.S. Aerospace Group. Products incorporating both electronics and metal parts are expected to generate margins closer to electronics product margins. As a result of margin differences, changes in product mix among our electronics, assembled and metals products can be expected to affect our overall margins.

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

                                                                     Years Ended May 31,
                              ---------------------------------------------------------------------------------------------------
                                    1996                1997               1998                 1999                 2000
                              ------------------   ----------------  ------------------   ------------------   ------------------
 Net sales....................  $  20,725  100.0%    $ 34,175 100.0%    $54,099   100.0%    $ 107,366  100.0 %    $112,694  100.0%
 Cost of sales................     16,439   79.3       25,969  76.0      39,487    73.0        86,302   80.4        92,063   81.7
                                ----------------     --------------     ---------------     ----------------      ---------------
 Gross profit.................      4,286   20.7        8,206  24.0      14,612    27.0        21,064   19.6        20,631   18.3
 Operating expenses...........      4,869   23.5        6,259  18.3       9,872    18.2        22,039   20.5        24,533   21.8
                                ----------------     --------------     ---------------     ----------------      ---------------
 Income (loss) from operations       (583)  (2.8)       1,947   5.7       4,740     8.8          (975)  (0.9)       (3,902)  (3.5)
 Net interest expense.........       (498)  (2.4)        (384) (1.1)       (755)   (1.4)       (8,140)  (7.6)       (9,862)  (8.8)
 Other income (expense).......         15    0.0          169   0.5        (853)   (1.6)       (6,393)  (6.0)           33    0.0
 Extraordinary item...........          -      -            -     -           -       -             -      -           703    0.6
 Income tax benefit(expense)..         67    0.3          (50)  0.1         482     0.9         2,639    2.5           (21)   0.0
                                ----------------     --------------     ---------------     ----------------      ---------------
 Net income (loss)............  $    (999)  (4.9)%   $  1,682   4.9%    $ 3,614     6.7%    $ (12,869) (12.0)%    $(13,049) (11.6)%
                                ================     ==============     ===============     ================      ===============
 Adjusted EBITDA/(1)/ ........  $     288    1.4%    $  3,305   9.7%    $ 6,944    12.8%    $  10,669    9.9 %    $  9,004    8.0%
                                ================     ==============     ===============     ================      ===============

     /(1)/ "Adjusted EBITDA" represents income (loss) from operations plus depreciation, amortization, and non-cash asset impairment expense. Adjusted EBITDA should not be construed as an alternative to (i) net income, as defined by generally accepted accounting principles, as an indicator of the Company's operating performance or (ii) cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. The Company reports Adjusted EBITDA as a commonly used cash flow capacity measure by financial institutions, including holders of the Company's senior subordinated notes. Generally, the Company considers Adjusted EBITDA as a measure of cash flow capacity to fund interest expense, principal payments on debt, working capital needs and capital expenditures. This measure may not be comparable to similarly titled measures reported by other companies. The adequacy and historical trend of Adjusted EBITDA to support funding requirements is an indication to our management whether cash sources in addition to Adjusted EBITDA may be required to support ongoing operations.

     Year Ended May 31, 2000 Compared to Year Ended May 31, 1999

     Net Sales. Net sales increased by $5.3 million, or 5.0%, to $112.7 million for fiscal 2000 from $107.4 million in fiscal 1999. The increase in revenue was primarily due to a full year of operations in our European Aerospace Group (a $4.1 million increase) and the addition of our U.S. Aerospace Group's Engineering & Fabrication Division (a $6.7 million increase), offset by reduced sales volume in our U.S. Aerospace Group's Machining Division (a $7.1 million decrease). The Machining Division continues to be affected by decreases in production of model 747 aircraft and inventory minimization initiatives at Boeing, the division's largest customer. Boeing's inventory minimization initiatives have resulted in decreased orders from Boeing while Boeing used up its existing inventory, and are expected to continue to affect the Company because Boeing plans to order parts when needed and not to build up an inventory of parts.

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

Operating Expenses. Operating expenses increased by $2.5 million, or 11.3%, to $24.5 million for fiscal 2000 from $22.0 million in fiscal 1999. This increase in operating expenses is primarily due to a full year of operations in our European Aerospace Group and the addition of our U.S. Aerospace Group's Engineering & Fabrication Division. Operating expenses include non-cash charges related to the impairment of long-lived assets, primarily goodwill, of $5.2 million primarily related to our U.S. Aerospace Group in fiscal 2000 and $4.9 million primarily related to our U.S. Electronics Group in fiscal 1999. We review long-lived assets and identifiable intangibles for potential impairment of value whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. During the fourth quarter of fiscal 2000, due to continuing losses and continued weakness in the commercial aerospace and transportation industries, our evaluation resulted in the realization of a $4.6 million impairment of goodwill and a $600,000 property impairment related to our U.S. Aerospace Group. We will continue to evaluate the Company's assets, especially in our U.S. Aerospace Group, on a quarterly basis until such time as our divisions become consistently profitable. Our future evaluations could result in additional impairment charges for goodwill and for property and equipment.

Adjusted EBITDA. Adjusted EBITDA decreased by $1.7 million, or 15.9%, to $9.0 million for fiscal 2000 from $10.7 million in fiscal 1999. As a percentage of net sales, Adjusted EBITDA decreased to 8.0% in fiscal 2000 from 9.9% in fiscal 1999. The decrease in Adjusted EBITDA as a percentage of net sales during this period was primarily attributable to decreased gross profit due to the decline in commercial aerospace and transportation net sales.

Net Interest Expense. Net interest expense increased by $1.7 million, or 21.2%, to $9.9 million for fiscal 2000 from $8.1 million in fiscal 1999. This increase was primarily due to a full year of interest expense associated with our 11 1/4% senior subordinated notes, and higher average outstanding balances on our revolving lines of credit.

Other Income (Expense). Other income (expense) represents unusual and non-operational income and expense for the period. Other expense decreased by $6.4 million, from $6.4 million expense in fiscal 1999 to other income of $33,000 in fiscal 2000. Prior year other expense was primarily composed of a non-cash charge related to the write down of our investment in unregistered common stock of Orca Technologies, Inc.

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

Gross Profit. Gross profit increased by $6.5 million, or 44.5%, to $21.1 million for fiscal 1999 from $14.6 million in fiscal 1998. As a percentage of net sales, gross profit decreased to 19.6% in fiscal 1999 from 27.0% in fiscal 1998. This percentage decrease was primarily attributable to three factors. First, the addition of Aeromet caused consolidated average margins to be lower since casting segment gross profits have been historically lower, generally in the 18% to 22% range (gross profits on Aeromet net sales for fiscal 1999 were 20%). Second, commercial aerospace net sales decreased during fiscal 1999; and third, we recorded approximately $2.2 million in unusual adjustments to inventories, which reduced gross profit margin by 2.1% for fiscal 1999.

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

Adjusted EBITDA. Adjusted EBITDA increased by $3.7 million, or 53.6%, to $10.7 million for fiscal 1999 from $6.9 million in fiscal 1998. As a percentage of net sales, Adjusted EBITDA decreased to 9.9% in fiscal 1999 from 12.8% in fiscal 1998. The decrease in Adjusted EBITDA as a percentage of net sales during this period was primarily attributable to $2.2 million in unusual adjustments to inventories recorded during the year and the decreased gross profit due to the decline in commercial aerospace net sales.

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

Other Income (Expense). Other income (expense) represents unusual and non-operational income and expense for the period. Other expense increased to $6.4 million in fiscal 1999 from $853,000 in fiscal 1998. This increase of $5.5 million was due principally to a $7.8 million write down of our investment in unregistered common stock of Orca Technologies, Inc.

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

Adjusted EBITDA. Adjusted EBITDA increased by $3.6 million, or 109.1%, to $6. million for fiscal 1998 from $3.3 million in fiscal 1997. As a percentage of net sales, Adjusted EBITDA increased to 12.8% in fiscal 1998 from 9.7% in fiscal 1997. The increase in Adjusted EBITDA as a percentage of net sales during this period was primarily attributable to production efficiencies and improved capacity utilization.

Net Interest Expense. Net interest expense increased $371,000, or 96.6%, to $755,000 for fiscal 1998 from $384,000 in fiscal 1997. This increase was primarily due to our financing of capital equipment purchases and debt incurred to finance the expansion of our Wenatchee facilities to support growth in net sales.

Other Income (Expense). Other income (expense) represents unusual and non-operational income and expense for the period. Other expense increased to $853,000 expense in fiscal 1998 from income of $169,000 in fiscal 1997. This increase of $1,022,000 was due principally to a $1.0 million write-off of portions of notes receivable and associated debt restructuring and related expenses in connection with the termination of our efforts during the third quarter of fiscal 1998 to form an information technology group.

Net Income. Net income increased by $1.9 million, or 114.9%, to $3.6 million for fiscal 1998 from $1.7 million in 1997, primarily as a result of the factors discussed above.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased from $8,134,000 as of May 31, 1999, to $2,154,000 as of May 31, 2000. Cash used in operating activities was $5.2 million for fiscal 2000, compared to cash used in operating activities of $372,000 in fiscal 1999. The increase in our cash used in operating activities was primarily due to our increased net operating loss, and due to our increase in inventory levels used to support higher levels of revenue. Our future success as a company will depend heavily on our ability to generate cash from operating activities and to meet our obligations as they become due. We are focusing on initiatives to specifically address the need to increase cash provided by operating activities. We have reduced staff at some operations to adjust operations to match current revenue levels. For example, we have recently laid off 37 out of 140 employees at our aluminum casting facility in Entiat, Washington. Although no product lines are presently for sale, we are evaluating the profit generated by our products and in the process of shutting down our casting operations in Tacoma, Washington and stopping production on unprofitable products. For example, we are in the process of shutting down our casting operations in Tacoma, Washington, and stopping production on our ferrous metals products. These products represent less than 1% of our historical revenue, but represent approximately 13% of our May 31, 2000 operating loss. We are attempting to sell excess or slow moving inventories to generate cash and reduce the overall cost of maintaining higher inventory levels. For example, we have recently sold to Boeing slow moving inventory used to produce parts for Boeing, generating approximately $200,000 in cash. We have been focusing on reducing general and administrative costs by scrutinizing management of professional service providers, travel expenses, and employee benefits programs. If we are not sufficiently successful in increasing cash provided by operating activities, we may need to sell additional equity securities or sell assets outside of the ordinary course of business in order to meet our obligations. There is no assurance that we will be able to achieve sufficient cash from operations, sell additional equity securities, or sell our assets for amounts in excess of book value. In that situation, our inability to obtain sufficient cash if and when needed could have a material adverse effect on our financial position, the results of our operations, and our ability to continue in existence.

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

At May 31, 2000, our primary banking relationships included a revolving line of credit of up to $6.3 million in the U.S., which was scheduled to expire in September 2000, but was extended until November, 2000, and a revolving line of credit of up to approximately $5.3 million ((pound)3.5 million) in the U.K., which expires in November 2000. As of May 31, 2000, $5.4 million of the U.S. line was drawn and the U.K. line was unused. We are currently in preliminary negotiations with our lenders to renew these credit facilities. If we are unable to extend our lines of credit, or if our borrowing limits are decreased, our financial position, results of operations, and our ability to continue in existence could be materially and adversely affected.

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

Our current cash balances, credit facilities, and cash from operations may not be sufficient to meet our operating cash requirements and to fund budgeted capital expenditures in fiscal 2001. We expect that we will need to obtain additional cash during fiscal 2001. Our actual cash needs in fiscal 2001 and subsequent fiscal years will depend primarily on the amount of cash generated from or used in operations and on many unpredictable factors, including: interest due on our variable rate debt; early repayment of debt or other unexpected cash expenditures; capital expenditures required to remain competitive; and cash required for acquired companies, future acquisitions, if any, and financing transaction costs. As a result of these factors, we cannot predict accurately the amount or timing of our future cash needs. If we cannot obtain sufficient cash if and when needed, we may be unable to fund all our obligations as they become due or at all. Should we need to dispose of assets to generate cash, we can offer no assurance that the carrying values will be realizable upon liquidation outside of the ordinary course of business. Our inability to obtain additional cash if and when needed could have a material adverse effect on our financial position, results of operations, and our ability to continue in existence. Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Subsequent to the end of fiscal 2000, in July 2000 we closed a private placement of Common Stock to two accredited investors. On that date, we issued 1,142,860 shares of Common Stock and warrants to purchase additional shares of Common Stock to the investors for a gross amount of $2.0 million. We filed a registration statement on Form S-3 with the Securities and Exchange Commission in August, 2000, to register the resale of the shares of Common Stock issued or issuable as a result of the transaction. See "PART II - ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS - Summer 2000 Private Placement."

Extension of Expiration Date on Public Warrants

In May 2000, we extended the expiration date on our public warrants from July 15, 2001 to July 15, 2003. All other terms of the public warrants remained unchanged.

Orca Technologies, Inc.

In July 1997 we guaranteed a $1.3 million line of credit between Orca Technologies, Inc. and its principal lender. This guarantee was made in connection with our 1997 plan to form an information technology group. We terminated that effort in late 1997. In June 1999, as guarantor of Orca's line of credit, we advanced $300,000 for a partial repayment of the line of credit required by the lender. In October 1999, we advanced an additional $522,000 for another partial repayment required by the lender. During the second quarter of fiscal 2000, we advanced $509,000, and early in the third quarter of fiscal 2000 we advanced $82,000, which completely repaid the guaranteed debt. During fiscal 1999, we recorded in other expense an allowance for certain expenses and the guarantee of Orca's line of credit totaling approximately $2.0 million. This allowance had the effect of writing off the entire amount of our guarantee obligation prior to fiscal 2000. As a result, the payments described above affected cash flow, but did not affect earnings during fiscal 2000. We also reserved the entire amount of an unpaid promissory note in the principal amount of $950,000 in other expense during fiscal 1998 and fiscal 1999. We do not believe that Orca is currently operating as a going concern. In September 2000, at Orca's request, and in order to facilitate a proposed sale by Orca of its assets, we signed a non-binding letter of intent to transfer the previously written-off notes and stock to a group led by Orca's chief executive officer, in exchange for a $20,000 note payable to us. We do not currently know whether that transaction will go forward.

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

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At May 31, 2000, we had purchase commitments for raw materials aggregating $4,240,000. These commitments assure us a future fixed cost for some materials, establish delivery criteria, minimum monthly quantities, and material specifications. Of the Company's $4,240,000 purchase commitments for raw materials at May 31, 2000, $1,600,000 related to an aluminum supply purchase order with a fixed price that goes through October 2001, and the remainder related to a titanium supply agreement with a fixed price that goes through December 2001. These commitments at May 31, 2000 represented less than 5% of the Company's cost of goods sold for fiscal 2000.

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

                                       56                            (Continued)

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

                                       57                            (Continued)

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

                                      58                             (Continued)

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

                                       59                            (Continued)

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

                                       60                            (Continued)

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

                                       61                            (Continued)

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

                                       62                            (Continued)

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

                                       63                            (Continued)

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

                                       64                            (Continued)

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

                                       66                            (Continued)

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

                                       67                            (Continued)

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

                                       68                            (Continued)

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

                                       69                            (Continued)

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

                                       70                            (Continued)

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

                                       71                            (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 1999 and 2000


      A summary of the Company's stock option plans is as follows:

                                                                          Shares of common stock
                                                               -----------------------------------------         Weighted
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

Name                                    Age           Position with Company
-------------------------------------------------------------------------------------------------------------------
Donald A. Wright                             48       Chairman of the Board, Chief Executive Officer
                                                      And President

Werner Hafelfinger                           54       Chief Operating Officer, Vice President Operations,
                                                      Director

Nick A. Gerde                                55       Chief Financial Officer, Vice President Finance,
                                                      Treasurer and Assistant Secretary

Sheryl A. Symonds                            45       Vice President Administration, General Counsel
                                                      And Secretary

Allen W. Dahl, M.D.                          72       Director*

Dale L. Rasmussen                            50       Director

Gene C. Sharratt, Ph.D.                      53       Director Nominee**

Robert M. Stemmler                           65       Director

William A. Wheeler                           66       Director

-------------

* Dr. Dahl retired as a director at the October 10, 2000 annual shareholders meeting.
** Dr. Sharratt was elected as director at the October 10, 2000 annual shareholders meeting.

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

Allen W. Dahl. Dr. Allen W. Dahl has been a director of the Company since February 1995, and of its predecessors since September 1994. Dr. Dahl is retired from practice as a physician in the Puget Sound region of Washington. Dr. Dahl has announced his retirement from the Board of Directors as of the annual meeting of shareholders on October 10, 2000.

Dale L. Rasmussen. Dale L. Rasmussen has been a director of the Company since June 1997. Mr. Rasmussen has been employed as the Senior Vice President and Secretary of IMPCO Technologies, Inc. since 1989.

Gene C. Sharratt. Dr. Gene C. Sharratt has been nominated to become a director of the Company and was elected at the annual meeting of shareholders on October 10, 2000. Dr. Sharratt has been Superintendent of the North Central Education Service District in Wenatchee, Washington since July 1991.

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

Board of Directors

Committees.  The Board of Directors has a number of committees, as follows:

    ---------------------------------------------------------------------------------------------------------------
                                                                                              Members as of
    Committee                   Function                                                      August 18, 2000
    ---------                   --------                                                      ---------------
    ---------------------------------------------------------------------------------------------------------------
    Option Committee            Administers the Company's Amended and Restated Stock          Dr. Dahl
                                Incentive Plan and 1999 Stock Incentive Plan.                 Mr. Rasmussen
                                                                                              Mr. Stemmler
    ---------------------------------------------------------------------------------------------------------------
    Finance and Audit           Reviews the Company's accounting policies, practices,         Mr. Rasmussen
    Committee                   internal accounting controls and financial reporting.  Also   Mr. Stemmler
                                oversees engagement of the Company's independent auditors     Mr. Wheeler
                                and monitors management implementation of the
                                recommendations and findings of the Company's independent
                                auditors.
    ---------------------------------------------------------------------------------------------------------------
    Compensation Committee      Establishes salaries, incentives and other compensation for   Mr. Wheeler
                                the chief executive officer, chief operating officer, chief   Dr. Dahl
                                financial officer, general counsel, subsidiary presidents     Mr. Rasmussen
                                and other key employees of the Company and its
                                subsidiaries. Also administers policies relating to
                                compensation and benefits, including the Amended and
                                Restated Independent Director Stock Plan and the Employee
                                Stock Purchase Plan.
    ---------------------------------------------------------------------------------------------------------------
    Nominating Committee        Recommends individuals to be presented to the shareholders    Mr. Wright
                                for election or reelection to the Board of Directors.         Mr. Rasmussen
                                                                                              Mr. Stemmler
    ---------------------------------------------------------------------------------------------------------------

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth in summary form the compensation paid by the Company to the Chief Executive Officer and to the Company's three most highly compensated executive officers (the "Named Executives") for services in all capacities to the Company for the last three fiscal years:

-------------------------------------------------------------------------------------------------------------------
                                                    Annual                Long-Term
                                                 Compensation            Compensation
-------------------------------------------------------------------------------------------------------------------
                                                                          Securities           Other Annual
Name and Principal               Fiscal                                   Underlying           Compensation
Position                         Year             Salary ($)          Options/SARs(#)/(1)/     ($)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Donald A. Wright                 2000               292,008               450,000/(2)/             5,800/(4)/
                                 ----------------------------------------------------------------------------------
CEO and President                1999               247,551             1,000,000/(3)/             5,547/(4)/
                                 ----------------------------------------------------------------------------------
                                 1998               192,000               650,000/(5)/             4,800/(6)/
                                 ----------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Werner Hafelfinger               2000               175,000               100,000/(2)/             2,500/(6)/
                                 ----------------------------------------------------------------------------------
COO, VP Operations               1999/(7)/          33,654                 60,000/(8)/               600/(6)/
                                 ----------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Nick A. Gerde                    2000               140,000               100,000/(2)/             2,500/(6)/
                                 ----------------------------------------------------------------------------------
CFO, VP Finance,                 1999               130,000               116,056/(3)/             2,400/(6)/
                                 ----------------------------------------------------------------------------------
Treasurer and                    1998               100,000                75,000/(5)/             2,400/(6)/
                                 ----------------------------------------------------------------------------------
Assistant Secretary
                                 ----------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Sheryl A. Symonds                2000               176,364               100,000/(2)/                --
                                 ----------------------------------------------------------------------------------
VP Administration,               1999               160,973               160,000/(3)/                --
                                 ----------------------------------------------------------------------------------
General Counsel and              1998/(9)/          105,000               160,000/(5)/                --
                                 ----------------------------------------------------------------------------------
Secretary
-------------------------------------------------------------------------------------------------------------------

______________________
/(1)/    Represents options to purchase shares of Common Stock.

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

/(8)/ Includes options to purchase 10,000 shares granted to Mr. Hafelfinger in October 1998 under the Amended and Restated Independent Director Stock Plan, when Mr. Hafelfinger was a non-employee director of the Company.

/(9)/ Represents the compensation received by Ms. Symonds during the nine months she was employed by the Company in fiscal year 1998.

Option Grants Table

The following table sets forth information on grants of stock options by the Company during the year ended May 31, 2000 to the Named Executives:

-------------------------------------------------------------------------------------------------------------------
                                               % of Total
                                                Options
                              Securities       Granted to
                              Underlying       Employees       Exercise or                           Grant Date
                               Options         in Fiscal       Base Price          Expiration         Present
Name                          Granted (#)        Year          ($/Share)              Date          Value/(1)/ ($)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Donald A. Wright               225,000           24.73%           $1.6875           5/31/09          $309,000
-------------------------------------------------------------------------------------------------------------------
                               225,000           24.73%           $1.5000           5/04/10          $324,000
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Werner Hafelfinger              50,000           5.49%            $1.6875           5/31/09          $ 69,000
-------------------------------------------------------------------------------------------------------------------
                                50,000           5.49%            $1.5000           5/04/10          $ 72,000
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Nick A. Gerde                   50,000           5.49%            $1.6875           5/31/09          $ 69,000
-------------------------------------------------------------------------------------------------------------------
                                50,000           5.49%            $1.5000           5/04/10          $ 72,000
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Sheryl A. Symonds               50,000           5.49%            $1.6875           5/31/09          $ 69,000
-------------------------------------------------------------------------------------------------------------------
                                50,000           5.49%            $1.5000           5/04/10          $ 72,000
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------

________________________
/(1)/ Although the Company believes that it is not possible to place a value on an option, in accordance with the rules of the SEC, the Company has used a Black-Scholes model of option valuation to estimate grant date present value. The actual value realized, if any, may vary significantly from the values estimated by this model. Any future values realized will ultimately depend upon the excess of the stock price over the exercise price on the date the option is exercised. The assumptions used to estimate the grant date present value of this option were: volatility (71.86% and 121.75%); risk-free rate of return (6%); dividend yield (0%); and time of exercise (remaining life 10 years).

Aggregated Options and Fiscal Year-End Option Values

The following table summarizes the aggregate employee stock options and non-public warrants, and their market values at May 31, 2000, held by the Named
Executives:

                                                      Number of Securities                Value of Unexercised
                                                     Underlying Unexercised               In-the-Money Options
                                                      Options at FY-end (#)                at FY-end ($)/(1)/
                                               ------------------------------------------------------------------
Name                                           Exercisable      Unexercisable       Exercisable     Unexercisable
----                                           -----------      -------------       -----------     -------------
Donald A. Wright                                 2,232,560                 --                --                --
Werner Hafelfinger/(2)/                            160,000                 --                --                --
Nick A. Gerde                                      266,178              4,878                --                --
Sheryl A. Symonds                                  260,000                 --                --                --

/(1)/ No options or warrants held by the Named Executives had exercise prices of less than $1.25 per share, the closing price of the Common Stock on May 31, 2000.

/(2)/ Includes options to purchase 10,000 shares granted to Mr. Hafelfinger in October 1998 under the Amended and Restated Independent Director Stock Plan, when Mr. Hafelfinger was a non-employee director of the Company.

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

                                                                               Amount and Nature of      Percentage of
Name and Address of Beneficial Owner:                                       Beneficial Ownership/(1)/    Common Stock
------------------------------------                                        -------------------------    ------------
Donald A. Wright/(2)/                                                             2,655,710                  7.19%
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Allen W. Dahl, M.D./(3)/                                                           42,401                      *
7300 Madrona Drive NE
Bainbridge Island, WA 98110

Werner Hafelfinger/(4)/                                                            289,048                     *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Dale L. Rasmussen/(3)/                                                             20,492                      *
c/o IMPCO Technologies, Inc.
708 Industrial Drive
Tukwila, WA  98188

Gene C. Sharratt, Ph.D./(5)/                                                          --                       *
c/o North Central Educational Service District
P.O. Box 1847
Wenatchee, WA  98807

Robert M. Stemmler/(6)/                                                             8,137                 *
c/o IMPCO Technologies, Inc.
16804 Gridley Place
Cerritos, CA  90703

William A. Wheeler/(3)/                                                            18,092                 *
2011 Lombard Lane
Yakima, WA 98902

Nick A. Gerde/(7)/                                                                315,676                 *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Sheryl A. Symonds/(8)/                                                            265,999                 *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

All executive officers and current directors as a group                         3,615,555               8.91%
(8 persons)/(9)/

------------

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

(a)(3)   Exhibits

Exhibit
Number      Description

     2.1 Stock Purchase Agreement, dated as of June 1, 1999, between Pacific Aerospace & Electronics, Inc. and the Shareholders of Skagit Engineering & Manufacturing, Inc./(34)/
     2.2 Asset Purchase Agreement, dated as of March 22, 2000 between Pacific Aerospace & Electronics, Inc., Skagit Engineering & Manufacturing, Inc., Nova-Tech Engineering, Inc., and the Shareholders of Nova-Tech Engineering, Inc./(31)/
     2.3 Exchange Agreement dated as of March 10, 2000, between Pacific Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc./(31)/
     2.4 Exchange Agreement dated as of March 17, 2000, between Pacific Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc./(31)/
     2.5 Exchange Agreement dated as of March 23, 2000, between Pacific Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc./(31)/
     2.6 Exchange Agreement dated as of March 30, 2000, between Pacific Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc./(31)/
     3.1    Articles of Incorporation of Pacific Aerospace & Electronics,
            Inc./(6)/
     3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected./(8)/
     3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. /(20)/
     3.4    Bylaws of Pacific Aerospace & Electronics, Inc., as amended./(35)/
     4.1    Form of specimen certificate for Common Stock./(6)/

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

       Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
  4.22 Form of Global Note by Pacific Aerospace & Electronics, Inc./(18)/
  4.23 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc./(25)/
  4.24 Form of Stock Purchase Agreement used in Spring 2000 private placement. /(31)/
  4.25 Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
  4.26 Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
  4.27 Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000./(33)/
  4.28 Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
  4.29 Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000./(33)/
  4.30 Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
  4.31 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000./(33)/
  4.32 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000. (33)
  4.33 Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000./(34)/
  4.34 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
  4.35 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
  4.36 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
  4.37 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
  10.1 Amended and Restated Stock Incentive Plan./(5)/
  10.2 Amendment No. 1 to the Amended and Restated Stock Incentive Plan./(19)/
  10.3 Amended and Restated Independent Director Stock Plan./(21)/
  10.4 1999 Stock Incentive Plan./(30)/
  10.5 1997 Employee Stock Purchase Plan./(11)/
  10.6 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(9)/
  10.7 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
  10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger./(27)/
  10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde./(9)/
 10.10 Employment Agreement, dated September 1, 1997, between Pacific Aerospace
       &

       Electronics, Inc. and Sheryl A. Symonds./(12)/
 10.11 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/
 10.12 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/
 10.13 Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
 10.14 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
 10.15 Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association /(29)/
 10.16 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
 10.17 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
 10.18 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc./(22)/
 10.19 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
 10.20 General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(31)/
 10.21 Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(1)/(31)/
 10.22 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998. /(1)/(20)/
 10.23 Option to Purchase, dated January 29, 199, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
 10.24 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(27)/
 10.25 Incentive Compensation Program/(35)/
 10.26 Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(35)/
  21.1 List of Subsidiaries./(34)/
  23.1 Consent of KPMG LLP./(36)/
  27.1 Financial Data Schedule./(34)/

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

/(30)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
/(31)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.
/(32)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2000.
/(33)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2000.
/(34)/  Previously filed with this report.
/(35)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.
/(36)/  Filed with this amended report.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 13, 2000.

                                           PACIFIC AEROSPACE & ELECTRONICS, INC.


                                           By /s/ DONALD A. WRIGHT
                                             -------------------------
                                           DONALD A. WRIGHT
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the following capacities on October 13, 2000.

Signatures                                                Title
----------                                                -----
/s/ DONALD A. WRIGHT                                      President, Chief Executive Officer, and
-----------------------------------------
DONALD A. WRIGHT                                          Chairman of the Board
                                                          (Principal Executive Officer)

/s/ NICK A GERDE                                          Vice President Finance, Chief Financial
-----------------------------------------
NICK A. GERDE                                             Officer, Treasurer, and Assistant Secretary
                                                          (Principal Financial and Accounting Officer)

/s/ WERNER HAFELFINER                                     Director, Vice President Operations and
-----------------------------------------
WERNER HAFELFINGER                                        Chief Operating Officer

/s/ DALE L. RASMUSSEN                                     Director
-----------------------------------------
DALE L. RASMUSSEN

/s/ WILLIAM A. WHEELR                                     Director
-----------------------------------------
WILLIAM A. WHEELER

/s/ ROBERT M. STEMMLER                                    Director
-----------------------------------------
ROBERT M. STEMMLER

/s/ GENE C. SHARRATT, Ph.D.                               Director
-----------------------------------------
GENE C. SHARRATT, Ph.D.