Form 10-Q
period 2000-11-30
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2001-01-12
CIK 790023

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended November 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 8, 2001, there were 34,367,246 shares outstanding of the Company's Common Stock, par value $.001 per share.

PART I - FINANCIAL INFORMATION
         ---------------------


ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets - November 30, 2000 and May 31, 2000

Consolidated Statements of Operations - Second Quarters and Six Months Ended November 30, 2000 and 1999

Consolidated Statements of Cash Flows - Six Months Ended November 30, 2000 and 1999

Management's Statement and Notes to Unaudited Consolidated Financial Statements
- Second Quarter and Six Months Ended November 30, 2000

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       November 30, 2000 and May 31, 2000

                                                                            November 30,             May 31,
                                                                               2000                    2000
                           ASSETS                                           (Unaudited)              (Audited)
-------------------------------------------------------------------        -------------           ------------
CURRENT ASSETS
   Cash                                                                    $   1,527,000           $   2,154,000
   Accounts receivable, net                                                   19,700,000              21,210,000
   Inventories                                                                27,963,000              27,849,000
   Deferred income taxes                                                         865,000                 872,000
   Prepaid expense and other current assets                                    2,125,000               1,668,000
                                                                           -------------           -------------
             Total Current Assets                                             52,180,000              53,753,000
                                                                           -------------           -------------

PROPERTY AND EQUIPMENT, NET                                                   41,126,000              44,076,000
                                                                           -------------           -------------

OTHER ASSETS
  Costs in excess of net book value of acquired subsidiaries, net             35,917,000              38,291,000
  Patents, net                                                                 1,122,000               1,158,000
  Deferred financing costs, net                                                3,261,000               3,597,000
  Deferred income taxes                                                        2,813,000               3,006,000
  Other assets                                                                   444,000                 404,000
                                                                           -------------           -------------
               Total Other Assets                                             43,557,000              46,456,000
                                                                           -------------           -------------

TOTAL ASSETS                                                               $ 136,863,000           $ 144,285,000
                                                                           =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                        $  12,814,000           $  10,630,000
   Accrued liabilities                                                         3,783,000               4,589,000
   Accrued interest                                                            2,389,000               2,372,000
   Current portion of long-term debt                                           1,077,000               1,098,000
   Current portion of capital lease obligations                                  436,000                 504,000
   Line of credit                                                              5,947,000               5,379,000
                                                                           -------------           -------------
                Total Current Liabilities                                     26,446,000              24,572,000
                                                                           -------------           -------------

LONG-TERM LIABILITIES
   Long-term debt, net of current portion                                      3,630,000               4,161,000
   Capital lease obligations, net of current portion                             863,000               1,065,000
   Senior subordinated notes payable                                          63,700,000              63,700,000
   Deferred income taxes                                                         667,000                 703,000
   Deferred rent and other                                                       316,000                 316,000
                                                                           -------------           -------------
                 Total Long Term Liabilities                                  69,176,000              69,945,000
                                                                           -------------           -------------

Total Liabilities                                                             95,622,000              94,517,000
                                                                           -------------           -------------

STOCKHOLDERS' EQUITY
   Convertible preferred stock                                                         -                       -
   Common stock                                                                   34,000                  30,000
   Additional paid in capital                                                 85,054,000              83,173,000
   Accumulated other comprehensive income                                     (9,466,000)             (6,250,000)
   Accumulated deficit                                                       (34,381,000)            (27,185,000)
                                                                           -------------           -------------
                  Total Stockholders' Equity                                  41,241,000              49,768,000
                                                                           -------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 136,863,000           $ 144,285,000
                                                                           =============           =============


 The accompanying notes are an integral part of these consolidated financial statements.

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        Second Quarters and Six Months Ended November 30, 2000 and 1999

                                                   Quarters Ended                          Six Months Ended
                                         --------------------------------        ---------------------------------

                                         November 30,        November 30,        November 30,         November 30,
                                             2000               1999                 2000                1999
                                          (Unaudited)        (Unaudited)          (Unaudited)        (Unaudited)
                                         ------------        ------------        ------------        ------------
NET SALES                                $ 27,437,000        $ 29,000,000        $ 55,080,000        $ 57,571,000

COST OF SALES                              24,351,000          23,749,000          47,072,000          45,760,000
                                         ------------        ------------        ------------        ------------

GROSS PROFIT                                3,086,000           5,251,000           8,008,000          11,811,000

OPERATING EXPENSES                          4,863,000           4,582,000           9,675,000           9,686,000
                                         ------------        ------------        ------------        ------------

INCOME (LOSS) FROM OPERATIONS              (1,777,000)            669,000          (1,667,000)          2,125,000
                                         ------------        ------------        ------------        ------------

OTHER INCOME AND EXPENSE
     Interest Income                                -               5,000                   -              53,000
     Interest Expense                      (2,241,000)         (2,604,000)         (4,537,000)         (5,152,000)
     Other                                   (925,000)            (14,000)           (878,000)            (11,000)
                                         ------------        ------------        ------------        ------------
                                           (3,166,000)         (2,613,000)         (5,415,000)         (5,110,000)
                                         ------------        ------------        ------------        ------------

NET LOSS BEFORE INCOME TAX EXPENSE         (4,943,000)         (1,944,000)         (7,082,000)         (2,985,000)

PROVISION FOR INCOME TAXES                          -             (70,000)           (113,000)           (535,000)
                                         ------------        ------------        ------------        ------------

NET LOSS                                   (4,943,000)         (2,014,000)         (7,195,000)         (3,520,000)
                                         ------------        ------------        ------------        ------------

OTHER COMPREHENSIVE LOSS:
     Foreign currency translation            (950,000)           (142,000)         (3,216,000)           (139,000)
     Income tax benefit                             -              48,000                   -              47,000
                                         ------------        ------------        ------------        ------------
                                             (950,000)            (94,000)         (3,216,000)            (92,000)
                                         ------------        ------------        ------------        ------------
COMPREHENSIVE LOSS                       $ (5,893,000)       $ (2,108,000)       $(10,411,000)       $ (3,612,000)
                                         ============        ============        ============        ============

NET LOSS PER SHARE:
        BASIC                            $      (0.14)       $      (0.10)       $      (0.21)       $      (0.18)
        DILUTED                          $      (0.14)       $      (0.10)       $      (0.21)       $      (0.18)

SHARES USED IN COMPUTATION OF
     NET LOSS PER SHARE:
        BASIC                              34,292,000          19,992,000          33,700,000          19,547,000
        DILUTED                            34,292,000          19,992,000          33,700,000          19,547,000

 The accompanying notes are an integral part of these consolidated financial statements.

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                  Six Months Ended November 30, 2000 and 1999

                                                             Six Months Ended
                                                        ---------------------------
                                                        November 30,   November 30,
                                                           2000           1999
                                                        (Unaudited)    (Unaudited)
                                                        -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
         Net cash from operating activities             $  (568,000)   $(3,251,000)
                                                        -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment                  (1,694,000)    (2,509,000)
     Proceeds from sale of property and equipment            65,000         10,000
     Acquisition of subsidiaries                                  -     (1,282,000)
     Increase in notes receivable                                 -     (1,505,000)
     Other changes, net                                     (15,000)             -
                                                        -----------    -----------
         Net cash from investing activities              (1,644,000)    (5,286,000)
                                                        -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
     Net borrowings (repayments) under line of credit       579,000      5,648,000
     Proceeds from long-term debt                            70,000              -
     Payments on long term debt and capital leases         (854,000)    (1,700,000)
     Sale of common stock and warrants, net               1,885,000         55,000
                                                        -----------    -----------
         Net cash from financing activities               1,680,000      4,003,000
                                                        -----------    -----------

NET CHANGE IN CASH                                         (532,000)    (4,534,000)

CASH AT BEGINNING OF PERIOD                               2,154,000      8,134,000
EFFECT OF EXCHANGE RATES ON CASH                            (95,000)       (18,000)
                                                        -----------    -----------

CASH AT END OF PERIOD                                   $ 1,527,000    $ 3,582,000
                                                        ===========    ===========



SUPPLEMENTAL CASH FLOW:
   Cash paid during the period for:
     Interest                                           $ 4,191,000    $ 4,797,000
     Income taxes                                                 -      1,705,000

  The accompanying notes are an integral part of these consolidated financial statements.

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                          MANAGEMENT'S STATEMENT AND
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

             Second Quarter and Six Months Ended November 30, 2000


Management's Statement
----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position as of November 30, 2000 and May 31, 2000, the consolidated results of operations for the quarters and six months ended November 30, 2000 and November 30, 1999, and the consolidated statements of cash flows for the six months ended November 30, 2000 and November 30, 1999. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended May 31, 2000 and 1999.

The results of operations for the quarter and six months ended November 30, 2000 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

Note 1:  Net Loss Per Share:
         ------------------

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. As the Company had a net loss for the periods ended November 30, 2000 and November 30, 1999, basic and diluted net loss per share are the same.

Potential amounts of shares that were not included in the computation of weighted average diluted shares were 7,088,344, which represents warrants and options outstanding. This amount does not include a currently undeterminable number of shares issuable with respect to the adjustable warrants or the vesting warrants issued in the Company's Summer 2000 private placement, which could be material.

Note 2: Inventories
        -----------

Components of inventories are as follows:

                                         November 30,         May 31,
                                             2000              2000
                                         ------------       -----------
Raw materials                             $ 6,885,000       $ 7,176,000
Work in progress                           14,039,000        13,580,000
Finished goods                              7,039,000         7,093,000
                                          -----------       -----------
Total                                     $27,963,000       $27,849,000
                                          ===========       ===========

Note 3:    Going Concern
           -------------

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the six months ended November 30, 2000, the Company's operating activities used cash of $568,000. The Company's future success will depend heavily on its ability to generate cash from operating activities and to meet its obligations as they become due. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional common stock or sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash from operations, to sell additional common stock, or to sell assets for amounts in excess of book value. The Company's ability to obtain additional cash if and when needed could have a material adverse effect on its financial position, results of operations and its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4:  Segment Information and Concentration of Risk
         ---------------------------------------------

The Company is organized into three operational segments, "U.S. Aerospace, " "European Aerospace," and "U.S. Electronics." The Aerospace segments are primarily comprised of engineering and machined, formed and cast metal product operations. Net sales of the Aerospace segments include sales to customers in the aerospace, defense and transportation industries. Net sales of the Electronics segment also include sales to customers in the aerospace and defense industries. Historically, these segments have been cyclical and sensitive to general economic and industry specific conditions. In particular, the aerospace industry, in recent years, has been adversely affected by a number of factors, including reduced demand for commercial aircraft, a decline in military spending, postponement of overhaul and maintenance of aircraft, increased fuel and labor costs, increased regulations, and intense price competition, among other factors. In addition, there is no assurance that general economic conditions will not lead to a downturn in demand for core components and products of the Company, in each of its operational segments.

Presented below is the Company's operational segment information. In addition, all operational segments identified as "U.S." and Corporate are located within the U.S. while the operations and assets of the "European Aerospace" segment are located within the United Kingdom.

Six months ended November 30, 2000

                                                                                                    Corporate,
                                               U.S.             European            U.S.             other and
                                             Aerospace         Aerospace         Electronics       eliminations          Total
                                         -----------------    ------------      -------------     --------------     --------------
Net sales to customers                   $      14,878,000      25,021,000          15,181,000                  -        55,080,000
Net sales between segments                         407,000               -                   -           (407,000)                -
Income (loss) from operations                   (3,342,000)        771,000           4,604,000         (3,700,000)       (1,667,000)
Interest income                                          -               -                   -                  -                 -
Interest expense                                   180,000       2,012,000              63,000          2,282,000         4,537,000
Other income (expense)                            (666,000)              -            (212,000)                 -          (878,000)

Six months ended November 30, 1999

                                                                                                    Corporate,
                                               U.S.             European             U.S.            other and
                                             Aerospace          Aerospace         Electronics      eliminations           Total
                                         -----------------    ------------       -------------     --------------     -------------
Net sales to customers                     $    15,771,000      29,333,000          12,467,000                  -        57,571,000
Net sales between segments                          91,000               -                   -            (91,000)                -
Income (loss) from operations                      (36,000)      1,827,000           3,311,000         (2,977,000)        2,125,000
Interest income                                          -          35,000                   -             18,000            53,000
Interest expense                                   185,000       2,207,000              67,000          2,693,000         5,152,000
Other income (expense)                              36,000               -              36,000            (83,000)          (11,000)



Note 5:  Potential Sale of Operating Subsidiary
         --------------------------------------

The Company is pursuing the sale of its U.K. subsidiary, which makes up its European Aerospace Group. The Company has engaged an investment banking firm to assist it in marketing this business. The Company expects to begin to receive initial bids in February 2001, and the Company's goal is to close the transaction by May 31, 2001. At this time the Company cannot reasonably determine the timing of a sale or the final selling price for this business unit. The European Aerospace Group contributed approximately 45% of the Company's consolidated revenue for the six months ended November 30, 2000 and represented approximately 50% of its consolidated assets at November 30, 2000.

If, at such time as the Company has committed to a formal plan of disposition of the European Aerospace Group, any impairment of the assets of this subsidiary can be reasonably determined, the Company will record any such impairment loss in its consolidated financial statements. Although the Company cannot currently reasonably determine the extent of any such impairment loss, it could be substantial.

Note 6:  Consolidating Condensed Financial Statements
         ---------------------------------------------

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

                     Pacific Aerospace & Electronics, Inc.
                     Consolidating Condensed Balance Sheet
                               November 30, 2000

                                                                    GUARANTOR       NON-GUARANTOR
                                                       PARENT      SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                       ------      ------------     ------------      ------------    ------------
ASSETS
------
CURRENT ASSETS
       Cash                                       $     499,000    $      76,000    $     952,000    $          --    $   1,527,000
       Accounts receivable, net                              --        8,878,000       11,080,000         (258,000)      19,700,000
       Inventories                                           --       18,621,000        9,342,000               --       27,963,000
       Other                                            965,000        1,102,000          923,000               --        2,990,000
                                                  -------------    -------------    -------------    -------------    -------------
            Total current assets                      1,464,000       28,677,000       22,297,000         (258,000)      52,180,000

PROPERTY, PLANT, AND EQUIPMENT, net                   6,319,000       21,446,000       13,361,000               --       41,126,000

OTHER ASSETS
       Costs in excess of net book value
            of acquired subsidiaries, net                    --        3,143,000       32,774,000               --       35,917,000
       Investment in and loans to subsidiaries      101,593,000       71,744,000               --     (173,337,000)              --
       Other                                          6,885,000          755,000               --               --        7,640,000
                                                  -------------    -------------    -------------    -------------    -------------
            Total other assets                      108,478,000       75,642,000       32,774,000     (173,337,000)      43,557,000
                                                  -------------    -------------    -------------    -------------    -------------

TOTAL ASSETS                                      $ 116,261,000    $ 125,765,000    $  68,432,000    $(173,595,000)   $ 136,863,000
                                                  =============    =============    =============    =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
       Accounts payable                           $     999,000    $   6,309,000    $   5,764,000    $    (258,000)   $  12,814,000
       Current portion of long-term debt                144,000          933,000               --               --        1,077,000
       Line of credit                                 5,947,000               --               --               --        5,947,000
       Other                                          2,909,000        2,345,000        1,354,000               --        6,608,000
                                                  -------------    -------------    -------------    -------------    -------------
            Total current liabilities                 9,999,000        9,587,000        7,118,000         (258,000)      26,446,000

LONG-TERM LIABILITIES
       Long-term debt, net of current portion        64,896,000        2,434,000               --               --       67,330,000
       Intercompany loan payable                             --       69,526,000       37,418,000     (106,944,000)              --
       Other                                            125,000          631,000        1,090,000               --        1,846,000
                                                  -------------    -------------    -------------    -------------    -------------
            Total long-term liabilities              65,021,000       72,591,000       38,508,000     (106,944,000)      69,176,000

STOCKHOLDERS' EQUITY
       Convertible preferred stock                           --               --               --               --               --
       Common stock                                      34,000       56,139,000       33,710,000      (89,849,000)          34,000
       Additional paid-in capital                    85,054,000               --               --               --       85,054,000
       Accumulated other comprehensive loss          (9,466,000)              --       (9,466,000)       9,466,000       (9,466,000)
       Accumulated deficit                          (34,381,000)     (12,552,000)      (1,438,000)      13,990,000      (34,381,000)
                                                  -------------    -------------    -------------    -------------    -------------
            Total stockholders' equity               41,241,000       43,587,000       22,806,000      (66,393,000)      41,241,000
                                                  -------------    -------------    -------------    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 116,261,000    $ 125,765,000    $  68,432,000    $(173,595,000)   $ 136,863,000
                                                  =============    =============    =============    =============    =============

                      Pacific Aerospace & Electronics, Inc.
                      Consolidating Condensed Balance Sheet
                                  May 31, 2000

                                                                     GUARANTOR      NON-GUARANTOR
                                                       PARENT      SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                       ------      ------------     ------------      ------------    ------------
ASSETS
------
CURRENT ASSETS
       Cash                                       $    (184,000)   $      58,000    $   2,280,000    $          --    $   2,154,000
       Accounts receivable, net                              --        9,047,000       12,527,000         (364,000)      21,210,000
       Inventories                                           --       17,307,000       10,542,000               --       27,849,000
       Other                                            895,000        1,145,000          500,000               --        2,540,000
                                                  -------------    -------------    -------------    -------------    -------------
            Total current assets                        711,000       27,557,000       25,849,000         (364,000)      53,753,000

PROPERTY, PLANT, AND EQUIPMENT, net                   6,340,000       22,995,000       14,741,000               --       44,076,000

OTHER ASSETS
       Costs in excess of net book value
            of acquired subsidiaries, net                    --        3,296,000       34,995,000               --       38,291,000
       Investment in and loans to subsidiaries      111,792,000       72,618,000                      (184,410,000)              --
       Other                                          5,183,000        2,982,000                                --        8,165,000
                                                  -------------    -------------    -------------    -------------    -------------
            Total other assets                      116,975,000       78,896,000       34,995,000     (184,410,000)      46,456,000
                                                  -------------    -------------    -------------    -------------    -------------

TOTAL ASSETS                                      $ 124,026,000    $ 129,448,000    $  75,585,000    $(184,774,000)   $ 144,285,000
                                                  =============    =============    =============    =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
       Accounts payable                           $     667,000    $   3,729,000    $   6,598,000    $    (364,000)   $  10,630,000
       Current portion of long-term debt                170,000          928,000               --               --        1,098,000
       Line of credit                                 5,379,000             --                 --               --        5,379,000
       Other                                          2,989,000        2,898,000        1,578,000               --        7,465,000
                                                  -------------    -------------    -------------    -------------    -------------
            Total current liabilities                 9,205,000        7,555,000        8,176,000         (364,000)      24,572,000

LONG-TERM LIABILITIES
       Long-term debt, net of current portion        64,928,000        2,933,000               --               --       67,861,000
       Intercompany loan payable                             --       71,484,000       38,957,000     (110,441,000)              --
       Other                                            125,000          706,000        1,253,000               --        2,084,000
                                                  -------------    -------------    -------------    -------------    -------------
            Total long-term liabilities              65,053,000       75,123,000       40,210,000     (110,441,000)      69,945,000

STOCKHOLDERS' EQUITY
       Convertible preferred stock                           --               --               --               --               --
       Common stock                                      30,000       56,139,000       33,710,000      (89,849,000)          30,000
       Additional paid-in capital                    83,173,000               --               --               --       83,173,000
       Accumulated other comprehensive loss          (6,250,000)              --       (6,250,000)       6,250,000       (6,250,000)
       Accumulated deficit                          (27,185,000)      (9,369,000)        (261,000)       9,630,000      (27,185,000)
                                                  -------------    -------------    -------------    -------------    -------------
            Total stockholders' equity               49,768,000       46,770,000       27,199,000      (73,969,000)      49,768,000
                                                  -------------    -------------    -------------    -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 124,026,000    $ 129,448,000    $  75,585,000    $(184,774,000)   $ 144,285,000
                                                  =============    =============    =============    =============    =============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Operations
                     For the Quarter Ended November 30, 2000


                                                                          GUARANTOR     NON-GUARANTOR
                                                            PARENT       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                            ------       ------------   ------------    ------------   ------------
Net Sales                                                $         --    $ 16,009,000   $ 12,399,000    $   (971,000)  $ 27,437,000
Cost of Sales                                                      --      14,288,000     11,034,000        (971,000)    24,351,000
                                                         ------------    ------------   ------------    ------------   ------------

      Gross profit                                                 --       1,721,000      1,365,000              --      3,086,000

Operating expenses                                          1,974,000       3,587,000        964,000      (1,662,000)     4,863,000
                                                         ------------    ------------   ------------    ------------   ------------

      Income (loss) from operations                        (1,974,000)     (1,866,000)       401,000       1,662,000     (1,777,000)

Other income (expense)
      Parent's share of subsidiaries net income (loss)     (3,485,000)             --             --       3,485,000             --
      Interest expense                                     (2,102,000)     (1,065,000)      (986,000)      1,912,000     (2,241,000)
      Other                                                 2,618,000          31,000             --      (3,574,000)      (925,000)
                                                         ------------    ------------   ------------    ------------   ------------
         Total other income (expense)                      (2,969,000)     (1,034,000)      (986,000)      1,823,000     (3,166,000)
                                                         ------------    ------------   ------------    ------------   ------------

      Loss before income taxes                             (4,943,000)     (2,900,000)      (585,000)      3,485,000     (4,943,000)

Income tax benefit (expense)                                       --              --             --              --             --
                                                         ------------    ------------   ------------    ------------   ------------

      Net loss                                             (4,943,000)     (2,900,000)      (585,000)      3,485,000     (4,943,000)

Other comprehensive income (loss)
      Foreign currency translation, net of tax               (950,000)             --       (950,000)        950,000       (950,000)
                                                         ------------    ------------   ------------    ------------   ------------
        Total other comprehensive loss                       (950,000)             --       (950,000)        950,000       (950,000)
                                                         ------------    ------------   ------------    ------------   ------------

      Comprehensive loss                                 $ (5,893,000)   $ (2,900,000)  $ (1,535,000)   $  4,435,000   $ (5,893,000)
                                                         ============    ============   ============    ============   ============

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Operations
                    For the Quarter Ended November 30, 1999

                                                                  GUARANTOR     NON-GUARANTOR
                                                   PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                   ------       ------------    ------------    ------------      ------------
Net Sales                                        $         --    $ 14,605,000    $ 14,960,000    $   (565,000)   $ 29,000,000
Cost of Sales                                              --      11,509,000      12,805,000        (565,000)     23,749,000
                                                 ------------    ------------    ------------    ------------    ------------

      Gross profit                                         --       3,096,000       2,155,000              --       5,251,000

Operating expenses                                  1,410,000       3,219,000       1,295,000      (1,342,000)      4,582,000
                                                 ------------    ------------    ------------    ------------    ------------

      Income (loss) from operations                (1,410,000)       (123,000)        860,000       1,342,000         669,000

Other income (expense)
      Parent's share of subsidiaries net loss        (465,000)             --              --         465,000              --
      Interest expense                             (2,471,000)     (1,192,000)     (1,107,000)      2,166,000      (2,604,000)
      Other                                         2,353,000       1,141,000           5,000      (3,508,000)         (9,000)
                                                 ------------    ------------    ------------    ------------    ------------
        Total other income (expense)                 (583,000)        (51,000)     (1,102,000)       (877,000)     (2,613,000)
                                                 ------------    ------------    ------------    ------------    ------------

      Loss before income taxes                     (1,993,000)       (174,000)       (242,000)        465,000      (1,944,000)

Income tax benefit (expense)                               --              --         (70,000)             --         (70,000)
                                                 ------------    ------------    ------------    ------------    ------------

      Net loss                                     (1,993,000)       (174,000)       (312,000)        465,000      (2,014,000)

Other comprehensive loss
      Foreign currency translation, net of tax             --              --         (94,000)             --         (94,000)
                                                 ------------    ------------    ------------    ------------    ------------
        Total other comprehensive loss                     --              --         (94,000)             --         (94,000)
                                                 ------------    ------------    ------------    ------------    ------------

      Comprehensive loss                         $ (1,993,000)   $   (174,000)   $   (406,000)   $    465,000    $ (2,108,000)
                                                 ============    ============    ============    ============    ============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Operations
                   For the Six Months Ended November 30, 2000


                                                                  GUARANTOR     NON-GUARANTOR
                                                   PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                   ------       ------------    ------------    ------------      ------------
Net Sales                                         $         --    $ 31,790,000    $ 25,021,000    $ (1,731,000)   $ 55,080,000
Cost of Sales                                               --      26,616,000      22,187,000      (1,731,000)     47,072,000
                                                  ------------    ------------    ------------    ------------    ------------
     Gross profit                                           --       5,174,000       2,834,000              --       8,008,000

Operating expenses                                   3,700,000       7,236,000       2,063,000      (3,324,000)      9,675,000
                                                  ------------    ------------    ------------    ------------    ------------

     Income (loss) from operations                  (3,700,000)     (2,062,000)        771,000       3,324,000      (1,667,000)

Other income (expense)
     Parent's share of subsidiaries net income
       (loss)                                       (4,360,000)             --              --       4,360,000              --
     Interest expense                               (4,243,000)     (2,204,000)     (2,012,000)      3,922,000      (4,537,000)
     Other                                           5,285,000       1,083,000              --      (7,246,000)       (878,000)
                                                  ------------    ------------    ------------    ------------    ------------
        Total other income (expense)                (3,318,000)     (1,121,000)     (2,012,000)      1,036,000      (5,415,000)
                                                  ------------    ------------    ------------    ------------    ------------

     Loss before income taxes                       (7,018,000)     (3,183,000)     (1,241,000)      4,360,000      (7,082,000)

Income tax benefit (expense)                          (177,000)             --          64,000              --        (113,000)
                                                  ------------    ------------    ------------    ------------    ------------

     Net loss                                       (7,195,000)     (3,183,000)     (1,177,000)      4,360,000      (7,195,000)

Other comprehensive loss
     Foreign currency translation                   (3,216,000)             --      (3,216,000)      3,216,000      (3,216,000)
                                                  ------------    ------------    ------------    ------------    ------------
       Total other comprehensive loss               (3,216,000)             --      (3,216,000)      3,216,000      (3,216,000)
                                                  ------------    ------------    ------------    ------------    ------------

     Comprehensive loss                           $(10,411,000)   $ (3,183,000)   $ (4,393,000)   $  7,576,000    $(10,411,000)
                                                  ============    ============    ============    ============    ============

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Operations
                  For the Six Months Ended November 30, 1999

                                                                      GUARANTOR      NON-GUARANTOR
                                                        PARENT       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                      -------------  ------------    -------------     ------------   ------------
Net Sales                                             $          --    $ 29,116,000    $ 29,333,000    $   (878,000)   $ 57,571,000
Cost of Sales                                                    --      22,082,000      24,556,000        (878,000)     45,760,000
                                                       ------------    ------------    ------------    ------------    ------------

      Gross profit                                               --       7,034,000       4,777,000              --      11,811,000

Operating expenses                                        2,977,000       6,421,000       2,950,000      (2,662,000)      9,686,000
                                                       ------------    ------------    ------------    ------------    ------------

      Income (loss) from operations                      (2,977,000)        613,000       1,827,000       2,662,000       2,125,000

Other income (expense)
      Parent's share of subsidiaries net income
        (loss)                                             (538,000)             --              --         538,000              --
      Interest expense                                   (4,861,000)     (2,420,000)     (2,207,000)      4,336,000      (5,152,000)
      Other                                               4,766,000       2,239,000          35,000      (6,998,000)         42,000
                                                       ------------    ------------    ------------    ------------    ------------
        Total other income (expense)                       (633,000)       (181,000)     (2,172,000)     (2,124,000)     (5,110,000)
                                                       ------------    ------------    ------------    ------------    ------------

      Income (loss) before income taxes                  (3,610,000)        432,000        (345,000)        538,000      (2,985,000)

Income tax benefit (expense)                                 (6,000)       (207,000)       (322,000)             --        (535,000)
                                                       ------------    ------------    ------------    ------------    ------------

      Net income (loss)                                  (3,616,000)        225,000        (667,000)        538,000      (3,520,000)

Other comprehensive income (loss)
      Foreign currency translation, net of tax                4,000              --         (96,000)             --         (92,000)
                                                       ------------    ------------    ------------    ------------    ------------
        Total other comprehensive income (loss)               4,000              --         (96,000)             --         (92,000)
                                                       ------------    ------------    ------------    ------------    ------------

      Comprehensive income (loss)                      $ (3,612,000)   $    225,000    $   (763,000)   $    538,000    $ (3,612,000)
                                                       ============    ============    ============    ============    ============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Cash Flows
                For the Six Month Period Ended November 30, 2000


                                                                          GUARANTOR    NON-GUARANTOR
                                                              PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                              ------     ------------   ------------   ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
        Net cash provided by (used in)
            operating activities                              $(1,921,000) $(3,957,000)  $   950,000   $ 4,360,000    $  (568,000)

CASH FLOW FROM INVESTING ACTIVITIES:
-----------------------------------
    Acquisition of property, plant and equipment                 (243,000)    (883,000)     (568,000)           --     (1,694,000)
    Investment in and loans to subsidiaries                      (953,000)   3,500,000            --    (2,547,000)            --
    Other changes, net                                                 --       50,000            --            --         50,000
                                                              -----------  -----------   -----------   -----------    -----------
        Net cash provided by (used in) investing activities    (1,196,000)   2,667,000      (568,000)   (2,547,000)    (1,644,000)

CASH FLOW FROM FINANCING ACTIVITIES:
-----------------------------------
    Net borrowings under line of credit                           567,000           --        12,000            --        579,000
    Payments on long-term debt and capital leases                 (84,000)    (645,000)     (125,000)           --       (854,000)
    Proceeds from long-term debt                                   26,000       44,000            --            --         70,000
    Proceeds from sale of common stock and warrants, net        1,885,000           --            --            --      1,885,000
    Other changes, net                                          1,406,000    1,909,000    (1,502,000)   (1,813,000)            --
                                                              -----------  -----------   -----------   -----------    -----------
        Net cash provided by (used in) financing activities     3,800,000    1,308,000    (1,615,000)   (1,813,000)     1,680,000
                                                              -----------  -----------   -----------   -----------    -----------

    NET CHANGE IN CASH                                            683,000       18,000    (1,233,000)           --       (532,000)

    CASH AT BEGINNING OF PERIOD                                  (184,000)      58,000     2,280,000            --      2,154,000
    EFFECT OF EXCHANGE RATES ON CASH                                   --           --       (95,000)           --        (95,000)
                                                              -----------  -----------   -----------   -----------    -----------

    CASH AT END OF PERIOD                                     $   499,000  $    76,000   $   952,000   $        --    $ 1,527,000
                                                              ===========  ===========   ===========   ===========    ===========

SUPPLEMENTAL CASH FLOW:
-----------------------
    Noncash operating expense related to:
        Depreciation                                          $   264,000  $ 1,704,000   $ 1,205,000   $        --    $ 3,173,000
        Amortization                                                   --      195,000       450,000            --        645,000
    Cash paid during the period for:
        Interest                                              $ 3,897,000  $   243,000   $ 2,012,000   $(1,961,000)   $ 4,191,000

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Cash Flows
                   For the Six Months Ended November 30, 1999


                                                                         GUARANTOR      NON-GUARANTOR
                                                             PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                             ------     ------------     ------------   ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
          Net cash provided by (used in)
            operating activities                            $(2,818,000)   $ 1,343,000   $ (2,314,000)  $   538,000  $  (3,251,000)

CASH FLOW FROM INVESTING ACTIVITIES:
-----------------------------------
     Acquisition of property, plant and equipment              (530,000)    (1,264,000)      (715,000)            -     (2,509,000)
     Acquisition of subsidiaries                             (1,282,000)             -              -             -     (1,282,000)
     Other changes, net                                      (2,440,000)        10,000         85,000       850,000     (1,495,000)
                                                            -----------   ------------  -------------  ------------ --------------
        Net cash provided by (used in) investing activities  (4,252,000)    (1,254,000)      (630,000)      850,000     (5,286,000)

CASH FLOW FROM FINANCING ACTIVITIES:
-----------------------------------
     Net borrowings under line of credit                      5,648,000              -              -             -      5,648,000
     Payments on long-term debt and capital leases              (46,000)    (1,529,000)      (125,000)            -     (1,700,000)
     Proceeds from sale of common stock and warrants, net        55,000              -              -             -         55,000
     Other changes, net                                         (85,000)     1,423,000         50,000    (1,388,000)             -
                                                            -----------   ------------  -------------  ------------ --------------
        Net cash provided by (used in) financing activities   5,572,000       (106,000)       (75,000)   (1,388,000)     4,003,000

     NET CHANGE IN CASH                                      (1,498,000)       (17,000)    (3,019,000)            -     (4,534,000)

     CASH AT BEGINNING OF PERIOD                              1,798,000         39,000      6,297,000             -      8,134,000
     EFFECT OF EXCHANGE RATES ON CASH                                 -              -        (18,000)            -        (18,000)
                                                            -----------   ------------  -------------  ------------ --------------

     CASH AT END OF PERIOD                                   $  300,000    $    22,000   $  3,260,000   $         -  $   3,582,000
                                                            ===========   ============  =============  ============ ==============

SUPPLEMENTAL CASH FLOW:
-----------------------
     Noncash operating expenses related to:
        Depreciation                                         $  208,000    $ 1,531,000   $  1,380,000   $         -  $   3,119,000
        Amortization                                                  -        215,000        494,000             -        709,000
     Cash paid during the period for:
        Interest                                              4,504,000        252,000      4,618,000    (4,577,000)     4,797,000
        Income taxes                                                  -              -      1,705,000             -      1,705,000

Inventories consist of the following:

                                               November 30,          May 31,
                                                   2000               2000
                                                   ----               ----

Guarantor subsidiaries
      Raw materials                             $   5,413,000      $  5,464,000
      Work in progress                              6,626,000         5,438,000
      Finished goods                                6,582,000         6,405,000
                                                -------------      ------------
                                                $  18,621,000      $ 17,307,000
                                                =============      ============


Non-guarantor subsidiaries
      Raw materials                             $   1,472,000      $  1,712,000
      Work in progress                              7,413,000         8,142,000
      Finished goods                                  457,000           688,000
                                                -------------      ------------
                                                $   9,342,000      $ 10,542,000
                                                =============      ============

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

Overview
--------

Pacific Aerospace & Electronics, Inc., is an engineering and manufacturing company with operations in the United States and the United Kingdom. We design, manufacture and sell components and subassemblies used in technically demanding environments. Products that we produce primarily for the aerospace and transportation industries include engineering and machined, cast, and formed metal parts and subassemblies, using aluminum, titanium, magnesium, and other metals. Products that we produce primarily for the defense, electronics, telecommunications, energy and medical industries include components such as hermetically sealed electrical connectors and instrument packages and ceramic capacitors, filters and feed-throughs. Our customers include global leaders in all of these industries. We are organized into three operational groups: U.S. Aerospace, U.S. Electronics, and European Aerospace.

For our fiscal year ended May 31, 2000, we had net sales of approximately $113 million, with the European Aerospace Group contributing approximately $57 million in net sales. On October 31, 2000, we announced our intention to sell our European Aerospace Group in order to reduce our outstanding 11 1/4% senior subordinated notes. As of May 31, 2000, we had approximately $64 million in principal amount of 11 1/4% senior subordinated notes outstanding. Because we have just begun the process of seeking buyers for our European Aerospace Group, we do not know whether we will be successful in selling that group and, if successful, we do not know the amount of net proceeds that would be available to reduce our 11 1/4% senior subordinated notes.

Results of Operations
---------------------

Quarter Ended November 30, 2000 Compared to Quarter Ended November 30, 1999

Net Sales. Net sales decreased by $1.6 million, or 5.5%, to $27.4 million for the quarter ended November 30, 2000, from $29.0 million for the quarter ended November 30, 1999. The European Aerospace Group contributed $12.4 million, down $2.6 million from the $15.0 million contributed during the quarter ended November 30, 1999. Our customers in the European aerospace market have been initiating lean manufacturing methods and just-in-time inventory delivery requirements similar to those previously initiated by our customers in the U.S. aerospace market. These initiatives have resulted in delays in orders for our European

Aerospace Group, which we expect to continue throughout this fiscal year. We expect these delays to cause the group's net sales volumes to remain flat or decrease slightly from last year. The weakness of the exchange rate of the British pound sterling versus the U.S. dollar is also contributing to lower reported net sales volumes from the European Aerospace Group. If the average exchange rate for the quarter ended November 30, 2000 had been equal to the average exchange rate for the quarter ended November 30, 1999, reported net sales for our European Aerospace Group would have been approximately $14.1 million, or $1.7 million higher than actual. Net sales in the U.S. Aerospace Group were $7.6 million during the quarter ended November 30, 2000, versus $7.8 million contributed during the quarter ended November 30, 1999. The U.S. Aerospace Group's casting businesses continued to experience decreased revenues from the heavy trucking industry similar to the first quarter of this fiscal year. This decrease in revenue was offset partially by increased revenue from telecommunications companies in our machining business. We expect that net sales in our U.S. Aerospace Group will remain at approximately the current levels throughout the remainder of this fiscal year. Our U.S. Electronics Group contributed $7.4 million to net sales during the quarter ended November 30, 2000, up $1.2 million from $6.2 million contributed during the quarter ended November 30, 1999. This increase was primarily attributable to additional sales by our Filter Division of products for telecommunications systems and sales by our Display Division of non-ruggedized flat panel displays. We expect net sales volumes in our U.S. Electronics Group to remain constant during the remainder of fiscal 2001.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the quarter multiplied by 360 days, decreased to 64.6 days for the quarter ended November 30, 2000 from 73.0 days for the quarter ended November 30, 1999. This decrease was due primarily to a decrease in accounts receivable in our European Aerospace Group and U.S. Aerospace Group. This decrease was due to a concerted effort by the management of the groups to increase collection efforts.

Gross Profit. Gross profit decreased by $2.2 million, or 41.5%, to $3.1 million for the quarter ended November 30, 2000 from $5.3 million for the quarter ended November 30, 1999. As a percentage of net sales, gross profit decreased to 11.2% for the quarter ended November 30, 2000 from 18.1% for the quarter ended November 30, 1999. The most significant gross margin decrease occurred in our U.S. Aerospace Group, which continues to underperform due to the effects of cyclical downturns in the commercial aerospace and heavy trucking transportation industries. Gross margins for the U.S. Aerospace Group decreased from 3.87% during the quarter ended November 30, 1999 to negative 15.56% during the quarter ended November 30, 2000. We continue to monitor the performance of this group closely. We have closed our U.S. Aerospace Group Casting Division's production facility in Tacoma, Washington, and we are evaluating our options with respect to the U.S. Aerospace Group's Casting Division. We are continuing to make adjustments at the U.S. Aerospace Group's Engineering & Fabrication Division that are intended to bring that division to profitability. The U.S. Aerospace Group's Machining Division is starting to slowly recover due to orders from non-aerospace customers, specifically telecommunications customers. We plan to transition this non-aerospace work into our U.S. Electronics Group in order to process the orders more efficiently. The U.S. Aerospace Group's Machining Division will focus primarily on aerospace industry machining and assembly work. Therefore, we expect that the

Machining Division will continue to struggle until the effects of the apparent aerospace industry upswing reach the second tier supply level. For the U.S. Aerospace Group overall, we expect that gross margins will remain negative for the remainder of the current fiscal year.

Gross margins decreased in our European Aerospace Group from 14.41% for the quarter ended November 30, 1999 to 11.0% for the quarter ended November 30, 2000. This decrease was due to a combination of lower sales volumes, pricing pressure from customers, and the startup costs of new product introductions. We expect the gross margins for the European Aerospace Group to remain flat for the third quarter of this fiscal year.

Gross margins decreased in our U.S. Electronics Group from 44.09% for the quarter ended November 30, 1999 to 39.63% for the quarter ended November 30, 2000. This decrease was due to a different product mix within the group, primarily an increased number of non-ruggedized flat panel displays, which had the effect of lowering overall gross margins in this group. We expect margins to continue to decrease slightly within the U.S. Electronics Group as the non-aerospace machining work, which has a lower average gross margin, is transitioned to this group from the U.S. Aerospace Group during the third quarter of this fiscal year.

Overall, we expect consolidated gross margins to remain flat during the third quarter of this fiscal year and to increase somewhat during the fourth quarter with more work and shipping days and consequently higher revenue levels.

Inventory turnover, as calculated by dividing annualized sales volume for the quarter by ending inventory, decreased to 3.9 turns for the quarter ending November 30, 2000 from 4.5 turns for the quarter ending November 30, 1999. The decrease in the number of inventory turns was due to lower sales volumes coupled with higher inventory levels in our U.S. Aerospace Group. Inventory levels increased in our U.S. Aerospace Group due to product diversification efforts.
As a result of the slowdown in commercial aerospace sales over the past two years, inventory used for those products has not been depleted. At the same time, efforts to diversify into other non-commercial aerospace products, such as telecommunications products, has required a build up of inventory to support production. We expect that our inventory turns will increase in future periods.

Operating Expenses. Operating expenses increased by $0.3 million, or 6.5%, to $4.9 million for the quarter ended November 30, 2000 from $4.6 million for the quarter ended November 30, 1999. As a percentage of net sales, operating expenses increased 1.9 percentage points, to 17.7% for the quarter ended November 30, 2000 from 15.8% for the quarter ended November 30, 1999. The increase in operating expenses is attributable mainly to increased sales and marketing expenditures during the quarter and to the costs of ISO certification audits conducted in our U.S. Aerospace and U.S. Electronics Groups.

Interest Expense. Interest expense decreased by $0.4 million to $2.2 million for the quarter ended November 30, 2000 from $2.6 million for the quarter ended November 30, 1999. This decrease was primarily due to the $11.3 million principal reduction in the fourth quarter of fiscal 2000 on our 11 1/4% senior subordinated notes, which was accomplished through an exchange of outstanding principal for common stock. The principal reduction resulted in a decrease of approximately $0.3 million in interest expense for the quarter. The remaining decrease in interest expense is attributable to principal pay-down of our bank debt during fiscal 2000 and 2001.

Other Income (Expense). Other income (expense) represents non-operational income and expense for the period. Other expense increased to $925,000 for the quarter ended November 30, 2000 from $14,000 for the quarter ended November 30, 1999. Other expense for the quarter ended November 30, 2000 primarily represents a non-cash charge of approximately $700,000 to reduce the carrying value, approximately $900,000, of equipment used in one of our U.S. Aerospace Group's Casting Division locations that was removed from operations, to estimated liquidation value, approximately $200,000. This equipment is currently held for sale. Other expense also includes an approximately $280,000 non-cash accrual for loss on the sale of an unused building in Butler, New Jersey that was sold during December 2000. Net proceeds from the sale of the building were approximately $700,000, versus a carrying amount of approximately $980,000. These non-cash charges were offset by approximately $55,000 of non-operational income, primarily rent income derived from the non-operational building that was sold. Future sales of assets and business units could result in significant non-cash losses.

Provision for Income Taxes. No U.S. or U.K. tax provision or benefit was recorded during the quarter because of our pre-tax loss position and uncertainty of future taxable income.

Net Loss. Net loss increased by $2.9 million, or 145.0%, to a net loss of $4.9 million for the quarter ended November 30, 2000, from a net loss of $2.0 million for the quarter ended November 30, 1999, due to the factors listed above. We believe that we will continue to realize net losses for the remainder of this fiscal year.

Six Months Ended November 30, 2000 Compared to Six Months Ended November 30,
1999

Net Sales. Net sales decreased by $2.5 million, or 4.3%, to $55.1 million for the six months ended November 30, 2000, from $57.6 million for the six months ended November 30, 1999. The European Aerospace Group contributed $25.0 million, down $4.3 million from the $29.3 million contributed during the six months ended November 30, 1999. Our customers in the European aerospace market have been initiating lean manufacturing methods and just-in-time inventory delivery requirements similar to those previously initiated by our customers in the U.S. aerospace market. These initiatives have resulted in delays in orders for our European Aerospace Group, which we expect to continue throughout this fiscal year. We expect these delays to cause the group's net sales volumes to remain flat or decrease slightly from last year. The weakness of the exchange rate of the British pound sterling versus the U.S. dollar is also contributing to lower net sales volumes from the European Aerospace Group. If the average exchange rate for the six months ended November 30, 2000 had been equal to the average exchange rate for the six months ended November 30, 1999, reported net sales for our European Aerospace Group would have been approximately $27.5 million, or $2.5 million higher than actual. The U.S. Aerospace Group contributed $14.9 million during the six months ended November 30, 2000, down $0.9 million from the $15.8 million contributed during the six months ended November 30, 1999. The U.S. Aerospace Group's casting businesses experienced an unanticipated revenue decline during the first six months of fiscal 2001 as a result of lower demand for heavy trucking products, which was primarily a result of higher fuel costs and a cyclical downturn in the heavy trucking segment of the transportation market. This decrease in revenue was offset partially by increased revenue from telecommunications companies in our machining business. We expect that net sales in our U.S. Aerospace Group will continue to remain at the approximately current levels throughout the remainder of this fiscal year. Our U.S. Electronics Group contributed $15.2 million to net sales during the six months ended November 30, 2000, up $2.7 million from $12.5 million contributed during the six months ended November 30, 1999. This increase was primarily attributable to additional sales by our U.S. Electronics Group's Filter Division of products for telecommunications systems and sales of non-ruggedized flat panel displays by our U.S. Electronics Group's Display Division. We expect the sales volume in our U.S. Electronics Group to remain at approximately the current levels during the second half of fiscal 2001.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the six months multiplied by 360 days, decreased to 64.4 days for the six months ended November 30, 2000 from
73.6 days for the six months ended November 30, 1999. This decrease was due primarily to a decrease in accounts receivable in our European Aerospace Group and U.S. Aerospace Group. This decrease was due to a concerted effort by the management of the groups to increase collection efforts.

Gross Profit. Gross profit decreased by $3.8 million, or 32.2%, to $8.0 million for the six months ended November 30, 2000, from $11.8 million for the six months ended November 30, 1999. As a percentage of net sales, gross profit decreased to 14.5% for the six months ended November 30, 2000, from 20.5% for the six months ended November 30, 1999. The most significant gross margin decrease occurred in our U.S. Aerospace Group, which continues to underperform due to the drawn out cyclical downturns in the commercial aerospace and heavy trucking transportation industries. Gross margins for the U.S. Aerospace Group decreased from 9.4% during the six months ended November 30, 1999 to negative 9.5% during the six months ended November 30, 2000. We continue to monitor the performance of this group closely. We have closed our U.S. Aerospace Group Casting Division's production facility in Tacoma, Washington, and we are evaluating our options with respect to the U.S. Aerospace Group's Casting Division. We are continuing to make adjustments at the U.S. Aerospace Group's Engineering & Fabrication Division that are intended to bring that division to profitability. The U.S. Aerospace Group Machining Division is starting to slowly recover due to orders from non-aerospace customers, specifically telecommunications customers. We plan to transition this non-aerospace work into our U.S. Electronics Group in order to produce the orders more efficiently. The U.S. Aerospace Group Machining Division will focus primarily on aerospace industry machining and assembly work. Therefore, we expect that the Machining Division will continue to struggle until the effects of the apparent aerospace industry upswing reach the second tier supply level. For the U.S. Aerospace Group overall, we expect that gross margins will remain negative for the remainder of the current fiscal year.

Gross margins decreased in our European Aerospace Group from 16.3% for the six months ended November 30, 1999 to 11.3% for the six months ended November 30, 2000. This decrease was due to a combination of lower sales volumes, pricing pressure from customers, and the startup costs of new product introductions. We expect the gross margins for the European Aerospace Group to remain flat during the third quarter of this fiscal year.

Gross margins increased slightly in our U.S. Electronics Group from 42.7% for the six months ended November 30, 1999 to 43.0% for the six months ended November 30, 2000. This increase was due to a different product mix within the group, primarily an increase in sales volumes by our Filter Division which substantially increased gross margins offset by increased number of non-ruggedized flat panel displays, which had the effect of lowering gross margins in this group. We expect margins to decrease slightly within the U.S. Electronics Group as the non-aerospace machining work, which has a lower average gross margin, is transitioned to this group from the U.S. Aerospace Group during the third quarter of this fiscal year.

Overall, we expect consolidated gross margins to remain flat during the third quarter of this fiscal year and to increase somewhat during the fourth quarter with more work and shipping days and consequently higher revenue levels.

Inventory turnover, as calculated by dividing annualized sales volume for the six month period by ending inventory, decreased to 3.9 turns for the six months ending November 30, 2000 from 4.5 turns for the six months ending November 30, 1999. The decrease in the number of inventory turns was due to lower sales volumes coupled with higher inventory levels in our U.S. Aerospace Group. Inventory levels increased in our U.S. Aerospace Group due to product diversification efforts. As a result of the slowdown in commercial aerospace sales over the past two years, inventory used for those products has not been depleted. At the same time, efforts to diversify into other non-commercial aerospace products, such as telecommunications products, has required a build up of inventory to support production. We expect that our inventory turns will increase in future periods.

Operating Expenses. Operating expenses remained unchanged at $9.7 million for the six months ended November 30, 2000 and 1999. As a percentage of net sales, operating expenses increased 0.8 percentage points, to 17.6% for the six months ended November 30, 2000, from 16.8% for the six months ended November 30, 1999.

Interest Expense. Interest expense decreased by $0.7 million, or 13.5%, to $4.5 million for the six months ended November 30, 2000, from $5.2 million for the six months ended November 30, 1999. This decrease was primarily due to the $11.3 million principal reduction in the fourth quarter of fiscal 2000 on our 11 1/4% senior subordinated notes, which was accomplished through an exchange of outstanding principal for common stock. The principal reduction resulted in a decrease of approximately $0.6 million in interest expense for the six months. The remaining decrease in interest expense is attributable to principal pay-down of our bank debt in fiscal 2000 and 2001.

Other Income (Expense). Other income (expense) includes non-recurring and non-operational income and expense for the period. Other expense increased to $878,000 for the six months ended November 30, 2000, from $11,000 for the six months ended November 30, 1999. Other expense for the six months ended November 30, 2000 primarily represents a non-cash charge of approximately $700,000 to reduce the carrying value of equipment, approximately $900,000, used in one of our U.S. Aerospace Group's Casting Division locations that was removed from operations, to estimated liquidation value, approximately $200,000. This equipment is currently held for sale. Other expense also includes an approximately $280,000 non-cash accrual for loss on the sale of an unused building in Butler, New Jersey that was sold during December 2000. Net proceeds from the sale of the building were approximately $700,000, versus a carrying amount of approximately $980,000. These non-cash charges were offset by approximately $100,000 of non-operational income, primarily rent income derived from the non-operational building that was sold. Future sales of assets and business units could result in significant non-cash losses.

Provision for Income Taxes. Income taxes for the six months ended November 30, 2000 and 1999 primarily represent changes in the valuation allowance to adjust deferred income tax assets to amounts determined to be more likely than not to be realizable in accordance with the guidelines set forth in FAS 109, Accounting for Income Taxes. The adjustment for the current six month period was based upon the amount of our U.S. net operating loss (NOL) for the current period and carry forward amounts which will expire during this fiscal year. We believe that we will not have sufficient taxable income during the fiscal year to be able to derive any benefits from the expiring NOL's. No income tax benefit was recorded for the current period NOL's, due to the uncertainty of their realization. Deferred income tax expense will increase in the future unless it is determined that deferred tax assets are more likely than not to be realizable.

Net Loss. Net loss increased by $3.7 million, or 105.7%, to a net loss of $7.2 million for the six months ended November 30, 2000, from a net loss of $3.5 million for the six months ended November 30, 1999, due to the factors listed above. We believe that we will continue to realize net losses for the remainder of this fiscal year.

Liquidity and Capital Resources
--------------------------------

Cash used in operating activities was $568,000 during the six months ended November 30, 2000, compared to cash used in operating activities of $3.3 million during the six months ended November 30, 1999. The change in cash used in operating activities was primarily a result of decreasing accounts receivable balances and increasing accounts payable and accrued liability balances. Our success as a company will depend heavily on our ability to generate cash from operating activities in the future. We can offer no assurance that we will achieve profitable operations or that any profitable operations will be sustained. We are focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to, staff reductions, sales or closures of unprofitable business units, selling of excess inventory, and general and administrative cost controls. If we are not successful in increasing cash provided by operating activities, we may need to sell additional equity securities or sell assets outside of the ordinary course of business in order to meet our obligations. There is no assurance that we will be able to sell additional equity securities or to sell our assets for amounts in excess of book value. In that situation, our inability to obtain sufficient cash if and when needed could have a material adverse effect on our financial position, the results of our operations, and our ability to continue as a going concern.

Cash used in investing activities decreased to $1.6 million during the six months ended November 30, 2000, from $5.3 million during the six months ended November 30, 1999. Amounts invested during the six months ended November 30, 2000 were primarily for production equipment and facilities improvements. We expect to invest a similar amount into equipment during the second six months of fiscal 2001, but we have not committed to do so. We currently do not expect to acquire any new businesses during fiscal 2001.

Cash generated from financing activities decreased to $1.7 million during the six months ended November 30, 2000, from $4.0 million during the six months ended November 30, 1999. This decrease was due to substantially lower borrowings under our lines of credit and lower long-term debt and capital lease principal payments, offset slightly by increased proceeds from the sale of common stock and warrants. Our existing cash and credit facilities may not be sufficient to meet our obligations as they become due during the remainder of fiscal 2001. Our actual cash needs will depend primarily on the amount of cash generated from or used by operating activities. We cannot predict accurately the amount or timing of all of our future cash needs. We are required to make an interest payment of approximately $3.6 million on our 11 1/4% senior subordinated notes on February 1, 2001. We do not currently have sufficient cash to make this payment. If we cannot obtain additional cash if and when needed, we may be unable to make this interest payment or fund our operations and pay all obligations as they become due or at all.

At May 31, 2000, our primary banking relationships included a revolving line of credit of up to $6.3 million in the U.S. and a revolving line of credit of up to approximately $5.0 million ((Pounds)3.5 million) in the U.K. As of November 30, 2000 the U.S. line was drawn $5.9 million and the U.K. line was unused. Our U.S. operating line of credit has been extended through February 5, 2001. Due to our continued losses, our current U.S. senior lender has decided not to renew our current revolving line of credit once we have found a replacement lender. We are currently negotiating to obtain a replacement revolving line of credit and possible additional term loan financing in the U.S. Our current senior lender in the U.S. has orally expressed willingness to extend our current revolving line of credit until a replacement facility is in place, but we do not have a written commitment to this effect. Our U.K. operating line of credit has been extended through February 28, 2001, but the effective borrowing limit has been reduced to approximately $2.1 million ((Pounds)1.5 million). Our continued losses and the "going concern" warning in our auditor's report for the year ended May 31, 2000, have made it difficult to renew or replace our existing credit facilities. If we are unable to renew or replace our credit lines, we may not have enough cash to fund or sustain our current operations or to meet our obligations as they become due, including the $3.6 million interest payment on our 11 1/4% senior subordinated notes that is due on February 1, 2001.

In December 1998, we entered into an agreement giving us the option to purchase three parcels of land that make up our Wenatchee campus from the Port of Chelan County for $5.4 million. The purchase of the first parcel was completed in early February 1999. We currently do not expect to exercise the remaining two options. As of November 30, 2000 we had no other material commitments outstanding for purchases of additional capital assets.

Subsequent to the end of the second quarter of fiscal 2001, in December 2000, we sold our building located in Butler, New Jersey. The net proceeds from the sale were approximately $700,000, compared to a carrying value of approximately $980,000, which resulted in an approximate $280,000 loss. In December 2000 we also sold a vacant parcel of land and parking lot located near our Wenatchee campus for net proceeds of approximately $912,000, which resulted in an immaterial loss on the sale.

Our working capital as of November 30, 2000 and May 31, 2000 was $25.7 million and $29.2 million, respectively. The working capital decrease was caused by continued losses, increasing accounts payable and accrued liability balances, and decreasing accounts receivable balances. If we are not able to increase our cash from operations, achieve net income and secure additional long-term financing, our working capital will continue to decline during the remainder of fiscal 2001.

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

The functional currency of our European Aerospace Group is the British Pound Sterling. We translate the activity of our European Aerospace Group into U.S. Dollars on a monthly basis. The balance sheet of the European Aerospace Group is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statement of operations and statement of cash flows we use the weighted average exchange rate for the period. The value of our assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. During the quarter and six months ended November 30, 2000, the foreign currency translation adjustment was $1.0 million and $3.2 million, respectively. We have not entered into any hedging activity as of November 30, 2000.

At November, 2000, we had a net operating loss (NOL) carry forward for federal income tax purposes of approximately $20 million, the benefits of which expire in the tax year 2001 through the tax year 2020. The NOL created by the our subsidiaries prior to their acquisition and the NOL created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition, have limitations related to the amount of usage by each subsidiary or consolidated group as described in the Internal Revenue Code. As a result of these limitations, approximately $2.0 million of the $20 million NOL will never become available. We have recorded a net deferred tax asset of approximately $3.0 million at November 30, 2000. Our ability to realize the deferred tax asset is dependent on material increases in present levels of pre-tax income, primarily in the U.S. We expect to achieve these increases through our continued integration, cross selling, and other operational efficiencies, as well as other tax strategies. Deferred income tax expense will increase in the future unless it is determined that deferred tax assets are more likely than not to be realizable.

Significant Events During The Quarter
-------------------------------------

Potential Sale of Operating Subsidiary. We are pursuing the sale of our U.K. subsidiary, which makes up our European Aerospace Group. We have engaged an investment banking firm to assist us in marketing this business. We expect to begin to receive initial bids in February 2001, and our goal is to close the transaction by May 31, 2001. At this time we cannot reasonably determine the timing of a sale or the final selling price for this business unit. The European Aerospace Group contributed approximately 45% of our consolidated revenue for the six months ended November 30, 2000 and represented approximately 50% of our consolidated assets at November 30, 2000.

If, at such time as we have committed to a formal plan of disposition of the European Aerospace Group, any impairment of the assets of this subsidiary can be reasonably determined, we will record any such impairment loss in our consolidated financial statements. Although we cannot currently reasonably determine the extent of any such impairment loss, it could be substantial.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate and revolving debt issued at variable rates. Our revolving debt, which is from our credit lines in the U.S. and U.K., during the six month period ended November 30, 2000, had an simple average balance of $5.7 million. Changes in the variable rate of interest will not have a material effect on our net income. For example, a change in the variable rate of interest of 1% would have had the effect of changing our interest expense for the six months by approximately $28,500. Our fixed-rate debt obligations are generally not callable until maturity and, therefore, market fluctuations in interest rates will not affect our earnings for the period. Based upon these facts, we do not consider the market risk exposure for interest rates to be material. The fair value of such instruments approximates their face value, except for our 11 1/4% senior subordinated notes, which as of November 30, 2000, we believe were trading on the open market for approximately 50% of face value.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in foreign currencies. Since approximately 50% of our transactions are conducted in foreign currency, the exchange rate risk could be material. During the quarter and six months ended November 30, 2000, the foreign currency translation adjustments were $1.0 million and $3.2 million, respectively. We have not entered into any hedging activity as of November 30, 2000.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At November 30, 2000, we had purchase commitments for raw materials aggregating approximately $3.0 million. Of our $3.0 million purchase commitments for raw materials at November 30, 2000, approximately $500,000 related to an aluminum supply purchase order with a fixed price that goes through October 2001, and the remainder relates to a titanium supply agreement with a fixed price that goes through December 2001. These commitments at November 30, 2000 represented less than 5% of our consolidated cost of goods sold for fiscal 2000.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on October 10, 2000. The shareholders voted upon the following matters at the Annual Meeting:

(a)  Election of Directors

The following six directors nominated by the Board of Directors were elected to serve as directors of the Company until the 2001 Annual Meeting of Shareholders:

----------------------------------------------------------------------------------------------------------
                                                                                        BROKER
DIRECTOR                       FOR             AGAINST             ABSTAIN             NON-VOTES
-----------------------------------------------------------------------------------------------------------
Werner Hafelfinger             27,577,728           271,287            1,189,874            -0-

Dale Rasmussen                 27,672,430           176,585            1,189,874            -0-

Gene C. Sharratt               27,621,093           227,922            1,189,874            -0-

Robert M. Stemmler             27,672,541           176,474            1,189,874            -0-

William A. Wheeler             27,667,274           181,741            1,189,874            -0-

Donald A. Wright               27,334,490           514,525            1,189,874            -0-
-----------------------------------------------------------------------------------------------------------

(b)  Ratification of KPMG LLP as the Company's Independent Auditor

The selection of KPMG LLP as the Company's independent auditor for the 2001 fiscal year was ratified by the following vote:

For                 28,419,337
Against                547,241
Abstain                 72,311
Broker Non-Votes            -0-
TOTAL               29,038,889

Item 5.  OTHER INFORMATION

Summer 2000 Private Placement

Description of Summer 2000 Private Placement. On July 27, 2000, we issued 1,142,860 shares of common stock and warrants to purchase additional shares to two accredited investors, Strong River Investments, Inc. and Bay Harbor Investments, Inc., for gross proceeds of $2.0 million. We paid a commission to Rochon Capital Group, Ltd. comprised of $80,000 in cash and warrants to purchase 79,150 shares of common stock, at an exercise price of $1.7688 per share, exercisable through July 27, 2003, for representing Pacific Aerospace in this transaction. After taking into consideration other expenses related to the transaction, we received net proceeds at closing of $1,886,500, which we used to pay down our U.S. credit line.

We also issued to the investors on July 27, 2000, closing warrants to purchase an aggregate of 385,000 shares of common stock at an exercise price of $2.01 per share, exercisable through July 27, 2003, and adjustable warrants and vesting warrants to purchase a currently indeterminate number of shares, as described below. The vesting dates and expiration dates contained in the warrants and the numbers of shares issuable upon exercise of the warrants are subject to anti-dilutive adjustments. The terms of the transaction, including the terms of the warrants, were determined by arms length negotiations between Pacific Aerospace and the investors.

The transaction documents also provided that upon effectiveness of the registration statement within 60 days after the first closing, a second closing would occur, and the investors would pay an additional $1.5 million and receive 857,140 additional shares of common stock. No additional warrants would be issued at a second closing. The effectiveness of the registration statement within 60 days after the first closing was the only condition to the second closing. This condition was not satisfied, and the investors have decided not to waive the condition. As a result, the second closing will not occur.

The private placement was made pursuant to the exemption from registration contained in Rule 506 of Regulation D under the Securities Act based on the sale to accredited investors in a private transaction with the purchasers acknowledging that the securities cannot be resold unless registered or exempt from registration under the securities laws.

Closing Warrants. On July 27, 2000, Pacific Aerospace issued the accredited investors closing warrants to purchase an aggregate of 385,000 shares of common stock at an exercise price of $2.01 per share. The closing warrants were exercisable in full on the date of issuance and remain exercisable until their expiration on July 27, 2003. These warrants are not subject to any adjustments relating to market price. The exercise price can be paid in cash, or the holder can utilize a cashless exercise provision. The purpose of the closing warrants was to provide the investors with an opportunity to obtain an additional return on their investment if the common stock price exceeds $2.01 per share prior to expiration of the warrants.

Adjustable Warrants. The adjustable warrants permit the investors to acquire additional shares of common stock for an exercise price of $.001 per share if the market price of the Pacific Aerospace common stock does not achieve and maintain a specific price during each of three vesting periods. Each vesting period consists of the 20 consecutive trading days before each vesting date. The vesting dates are the 20th, 40th and 60th trading days after the effective date of the registration statement, subject to the right of the investors to accelerate the vesting dates if any of the triggering events provided in the adjustable warrants occurs. The registration statement was filed with the Securities and Exchange Commission on August 28, 2000, but has not yet become effective.

On each vesting date, Pacific Aerospace will determine with the investors, based on a formula contained in the adjustable warrants, whether the warrants have become exercisable for any warrant shares. For each vesting period, the lowest five closing prices for Pacific Aerospace common stock during that period will be averaged. If the average during a vesting period is less than $1.9022 per share, the investors will be entitled to purchase additional shares in an amount equal to: (i) one-third of the shares purchased by the investors at closing, multiplied by (ii) the difference between $1.9022 and the average of the lowest five closing prices for Pacific Aerospace common stock during that vesting period, all divided by such average. The $1.9022 was derived by taking $1.75, which was the negotiated number intended to approximate the fair market value of the shares and warrants sold at closing, and dividing that number by .92. Because there are three vesting periods, the formula applies on each vesting date to one-third of the shares purchased by the investors at closing, which limits the effect of the market prices during any single vesting period.

If the average of the lowest five closing prices for Pacific Aerospace common stock is $1.9022 or above during a vesting period, Pacific Aerospace will not have to issue additional shares of common stock for that vesting period. In addition, if the average closing price of Pacific Aerospace common stock exceeds $2.19 per share for any 20 consecutive trading days following the effective date of the registration statement, no further vesting will occur and Pacific Aerospace will never have to issue additional shares under the adjustable warrants.

The investors can exercise adjustable warrants at an exercise price of $.001 per share for fifteen trading days following each of the three vesting dates. The adjustable warrants expire fifteen trading days after the third vesting date. Once the adjustable warrants expire, the investors will not be entitled to additional shares under the adjustable warrants, even if the Pacific Aerospace stock price decreases after that date.

If any of several triggering events occurs before the third vesting date, the investors will have the right to accelerate the vesting of shares under the adjustable warrants. The triggering events include: (1) the acquisition of more than one-third of the voting securities of Pacific Aerospace; (2) the replacement of more than one-half of the members of the Pacific Aerospace board of directors existing as of July 27, 2000; (3) the merger, consolidation or sale of all or substantially all of Pacific Aerospace's assets if the holders of Pacific Aerospace securities following the transaction hold less than two-thirds of the securities of the surviving entity or the acquirer of the assets; (4) a transaction that would change Pacific Aerospace from a public company to a private company; (5) the delisting of Pacific Aerospace common stock for ten consecutive days; (6) failure to deliver certificates to the holders in a timely manner; (7) material breach under the transaction documents; (8) failure to obtain an effective registration statement within 180 days after the closing; or
(9) failure to maintain the registration statement effective for the required time period.

If any of these triggering events occurs, the investors may give Pacific Aerospace notice, and, to the extent the adjustable warrants have not already vested, Pacific Aerospace will have to determine whether additional shares are issuable under the warrants, using the 20 trading days before the date of the notice as the vesting period. These provisions have several purposes. In the event of any of the fundamental changes to Pacific Aerospace listed as items (1) through (5), these provisions give the investors the ability to get an early determination of whether they are entitled to additional shares under the adjustable warrants. Item (8) above gives the investors the right to trigger vesting by the passage of time, even if the registration statement does not become effective. Finally, these provisions give Pacific Aerospace an additional incentive to comply with its obligations covered by the triggering events listed as (6) through (9) and to cure any failure to comply.

After the number of shares issuable under the adjustable warrants is determined, Pacific Aerospace will be required to file another registration statement to register the resale of those shares by the investors.

Vesting Warrants. The vesting warrants permit the investors to acquire additional shares of common stock for an exercise price of $.001 per share if any of two sets of triggering events occurs. The purpose of the vesting warrants is to give Pacific Aerospace an incentive not to cause any of the triggering events to occur prior to expiration of the vesting warrants and an incentive to cure triggering events that occur, if they can be cured. Each set of events has a different formula for determining the number of shares that become issuable under the vesting warrants. If any of the nine triggering events listed above occurs, the investors will be entitled to receive the number of additional shares of common stock equal to the product of 30% of $3,500,000 divided by the closing price of Pacific Aerospace common stock on the trading day before the date of the event.

The vesting warrants also provide for additional shares under a different formula if a second set of triggering events occurs. These events include: (1) failure to have the registration statement effective within 60 days after the closing; (2) other events relating to actions of Pacific Aerospace in obtaining and maintaining an effective registration statement, and (3) the delisting of Pacific Aerospace common stock for ten consecutive days. If any of these events occurs, and on each monthly anniversary thereafter until cured, the investors will be entitled to receive a number of additional shares equal to the product of 3% of $3,500,000 divided by the closing price of Pacific Aerospace common stock on the trading day before the date of the event or the closing price on the trading day before the date of the anniversary, whichever is applicable.

The figure $3,500,000 represents the amount of the entire investment the investors would have made if the second closing had occurred, and that amount and the 30% and 3% figures were terms of the vesting warrants negotiated with the investors.

The vesting warrants were included in this transaction instead of Pacific Aerospace being obligated to make cash payments to the investors upon the occurrence or continuance of the triggering events. Under the indenture governing its outstanding 11 1/4% senior subordinated notes, Pacific Aerospace would not be permitted to make cash payments to the investors. The vesting warrants provide comparable equity incentives.

One of the second set of triggering events occurred because the registration statement did not become effective within 60 days after the closing. However, the investors waived their rights to any shares under the vesting warrants as a result of that event. If the registration statement is not effective 180 days after closing, shares would vest under the formula described above for the first set of triggering events under the vesting warrants.

The vesting warrants expire five business days after the expiration of the adjustable warrants. Once the vesting warrants expire, the investors will not be entitled to additional shares under the vesting warrants, if one of the triggering events occurs after the expiration date.

Limits on Shares Issuable to the Investors. The adjustable warrants and the vesting warrants, by their terms, cannot be exercised for a number of shares greater than the number Pacific Aerospace may issue without shareholder approval under applicable Nasdaq rules. If the number of shares issuable would exceed the number of shares permitted to be issued without shareholder approval under applicable Nasdaq rules, Pacific Aerospace would have two choices. First, Pacific Aerospace could choose to make a cash payment to the investors, if and to the extent the cash payment is permitted by Pacific Aerospace's lenders, equal to the excess shares multiplied by the closing price of Pacific Aerospace common stock on either the 60th day following the exercise date or the exercise date, whichever is greater. Alternatively, Pacific Aerospace could use its best efforts to obtain shareholder approval for the issuance of the additional shares. The indenture governing the outstanding 11 1/4% senior subordinated notes would not currently permit Pacific Aerospace to make the cash payments to the investors. If this circumstance were to arise, Pacific Aerospace would most likely seek shareholder approval to issue additional shares. Pacific Aerospace would not be subject to additional penalties if, after unsuccessfully using its best efforts to obtain shareholder approval, the indenture prevented Pacific Aerospace from making cash payments to the investors. In the event that the common stock is delisted from Nasdaq, Pacific Aerospace would not be required to seek shareholder approval to issue excess shares, and Pacific Aerospace does not expect that it would seek shareholder approval for the issuance of excess shares.

The closing warrants, the adjustable warrants and the vesting warrants each provides that an investor may not exercise a warrant to the extent that such exercise would result in the investor beneficially owning more than 9.999% of outstanding Pacific Aerospace common stock.

Effect of the Adjustable Warrants and the Vesting Warrants. The following table outlines the number of common shares that would be issuable under the adjustable warrants at several hypothetical adjustment prices. The table also sets forth the total number of shares the investors would beneficially own at such hypothetical adjustment prices and the percentage that such shares would constitute of the resulting outstanding common stock of Pacific Aerospace, assuming the investors had not purchased or sold any Pacific Aerospace securities. Each of the investors, Strong River and Bay Harbor, would own half of the securities shown below.

The closing price of Pacific Aerospace common stock on July 26, 2000, the trading day immediately before the closing of this transaction, was $1.5938 per share. During calendar year 1999, the closing price of Pacific Aerospace common stock ranged from a low of $0.5938 to a high of $2.9688 per share. During calendar year 2000, the closing price of the common stock ranged from a low of $0.3438 to a high of $7.00 per share.


                                                   Shares Issuable                         Total Shares   Total Shares as
 Hypothetical                      Shares Issuable      Under            Shares Issuable    Issued and      a Percent of
  Adjustment      Shares Issued     Under Closing     Adjustable          Under Vesting    Issuable to      Outstanding
  Price/(1)/        at Closing         Warrants      Warrants/(1)/        Warrants/(2)/     Investors        Stock/(3)/
  -----             ----------         --------      --------             --------          ---------        -----
    $0.25            1,142,860          385,000        7,552,814                0           9,080,674          20.90%
    $0.50            1,142,860          385,000        3,204,977                0           4,732,837          12.10%
    $0.60            1,142,860          385,000        2,480,338                0           4,008,198          10.44%
    $0.625/(4)/      1,142,860          385,000        2,335,410                0           3,863,270          10.11%
    $0.75            1,142,860          385,000        1,755,698                0           3,283,558           8.72%
    $1.00            1,142,860          385,000        1,031,058                0           2,558,918           6.93%
    $1.25            1,142,860          385,000          596,275                0           2,124,135           5.82%
    $1.50            1,142,860          385,000          304,419                0           1,832,279           5.06%
    $1.75            1,142,860          385,000           99,379                0           1,627,239           4.52%
    $2.00            1,142,860          385,000                0                0           1,527,860           4.26%
    $3.00            1,142,860          385,000                0                0           1,527,860           4.26%

___________________

/(1)/ Under the adjustable warrants, the adjustment price would be based on the average of the lowest five closing prices for Pacific Aerospace common stock during the 20 consecutive trading days before each of three vesting dates. This table assumes that the hypothetical adjustment price is the same for each of these vesting periods.

/(2)/ If triggering events occur under the vesting warrants, the number of shares issuable under the vesting warrants would depend on the type and duration of the triggering event and the price of Pacific Aerospace common stock. This table assumes that no shares are issuable under the vesting warrants.

/(3)/ Based on 34,367,246 shares of common stock outstanding on January 8, 2001, plus the shares issuable to investors under the adjustable warrants, vesting warrants and closing warrants shown above.

/(4)/  Closing price of Pacific Aerospace common stock on January 8, 2001.

Nasdaq

On December 21, 2000, we received a letter from Nasdaq raising a concern regarding the continued listing of our common stock on the Nasdaq National Market System. The letter advised us that our common stock had failed to maintain a minimum bid price greater than or equal to $1.00 over the previous thirty consecutive trading days, as required by applicable Nasdaq rules. As of January 8, 2001, our common stock continued to trade below $1.00.

The letter advised us that we would be provided 90 calendar days, or until March 21, 2001, to regain compliance with the minimum bid price rule. The letter further advised that if, at any time before March 21, 2001, the bid price of our shares of common stock is equal to or greater than $1.00 for a minimum of ten consecutive trading days, Nasdaq would determine if we comply with the rule. However, if we were unable to demonstrate compliance with the requirement on or before March 21, 2001, Nasdaq would provide us with written notification that Nasdaq had determined to delist our common stock. We would then be entitled to request a review of that determination.

We also received a letter from Nasdaq on December 6, 2000, raising concerns about whether we would be able to sustain compliance with the continued listing requirements of the Nasdaq Stock Market as a result of the "going concern" warning that we received from our independent auditors in their last audit report. Nasdaq requested that we provide it with certain information addressing its concerns. We responded to that request in a timely manner, and Nasdaq has not yet notified us as to whether we adequately addressed its concerns.

If our common stock were delisted, it would trade on the electronic bulletin board, rather than on either the Nasdaq National Market or Small Cap Systems, and the liquidity for our common stock would be adversely affected. In addition, delisting would trigger the vesting of penalty shares under the vesting warrants held by the investors in our Summer 2000 private placement, which would result in additional dilution.

We believe that it is important to Pacific Aerospace and its shareholders to continue to be listed on the Nasdaq National Market System. Accordingly, if Nasdaq were to determine that we continued to be out of compliance with the minimum bid price requirement or any other listing or maintenance requirements, we currently intend that we would request a review of that determination. Although we have not yet determined what course of action we would take if such an appeal were unsuccessful, one alternative could be to call a special meeting of our shareholders to approve a reverse stock split or to approve such other appropriate action as would be reasonably calculated to bring the common stock into compliance with the requirement.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

a.   Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

  Exhibit
  Number      Description

      3.1     Articles of Incorporation of Pacific Aerospace & Electronics,
              Inc./(6)/
      3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected./(8)/
      3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. /(20)/
      3.4     Bylaws of Pacific Aerospace & Electronics, Inc., as amended./(35)/
      4.1     Form of specimen certificate for Common Stock./(6)/
      4.2     Form of specimen certificate for public warrants./(6)/
      4.3 Form of specimen certificate for the Series A Convertible Preferred Stock./(8)/
      4.4 Form of specimen certificate for the Series B Convertible Preferred Stock./(20)/
      4.5 Form of Common Stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998./(20)/
      4.6 Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay
              Harbor Investments, Inc., dated as of July 27, 2000./(33)/
      4.7 Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay
              Harbor Investments, Inc., dated as of July 27, 2000./(33)/
      4.8     Warrant between Pacific Aerospace & Electronics, Inc. and Strong
              River Investments, Inc., dated as of July 27, 2000./(33)/
      4.9     Warrant between Pacific Aerospace & Electronics, Inc. and Bay
              Harbor Investments, Inc., dated as of July 27, 2000./(33)/
      4.10    Warrant between Pacific Aerospace & Electronics, Inc. and Strong
              River Investments, Inc., dated as of July 27, 2000./(33)/
      4.11 Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
      4.12 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000./(33)/
      4.13 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
      4.14 Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000. /(34)/

      4.15 Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
      4.16 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc. Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company./(18)/
      4.17 Registration Rights Agreement, dated as of July 30, 19998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
      4.18    Form of Global Note by Pacific Aerospace & Electronics, Inc./(18)/
      4.19 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc./(25)/
      10.1    Amended and Restated Stock Incentive Plan./(5)/
      10.2 Amendment No. 1 to the Amended and Restated Stock Incentive Plan. /(19)/
      10.3    Amended and Restated Independent Director Stock Plan./(21)/
      10.4    1999 Stock Incentive Plan/(30)/
      10.5    1997 Employee Stock Purchase Plan./(11)/
      10.6 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(9)/
      10.7 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
      10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger./(27)/
      10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde./(9)/
      10.10 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds./(12)/
      10.11   Incentive Compensation Program./(35)/
      10.12   Promissory Note, dated March 18, 1998, from Pacific Aerospace &
              Electronics, Inc. to KeyBank National Association./(15)/
      10.13   Security Agreement, dated March 18, 1998, from Pacific Aerospace
              & Electronics, Inc. to KeyBank National Association./(15)
      10.14   Loan Agreement, dated September 7, 1999, between Pacific
              Aerospace & Electronics, Inc. and KeyBank National Association. /(29)/
      10.15 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
      10.16 Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank
              National Association/(29)/

      10.17 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
      10.18   Promissory Note, dated September 30, 1998, from Pacific
              Aerospace & Electronics, Inc. to KeyBank National
              Association./(22)/
      10.19   Deed of Trust, dated September 30, 1998, between Pacific
              Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc./(22)/
      10.20   Modification and/or Extension Agreement, dated September 6,
              2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(35)/
      10.21   Modification and/or Extension Agreement, dated November 13,
              2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(36)/
      10.22 Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank
              National Association./(36)/
      10.23 Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank
              National Association./(36)/
      10.24 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
      10.25   General Terms Agreement No. BCA-65323-0458 dated December 20,
              1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(31)/
      10.26 Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(1)(31)/
      10.27 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998./(1)(20)/
      10.28 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
      10.29 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(27)/
      10.30 Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(36)/
      10.31 Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren's Education Trust./(36)/
      27.1    Financial Data Schedule./(36)/

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

/(36)/ Filed with this report.


b.     Reports on Form 8-K.

None.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PACIFIC AEROSPACE & ELECTRONICS, INC.



Date: January 12, 2001         /s/ Donald A. Wright
                               -------------------------------------------------
                               Donald A. Wright
                               President, Chief Executive Officer, and
                               Chairman of the Board
                               (Principal Executive Officer)


Date: January 12, 2001         /s/ Nick A. Gerde
                               -------------------------------------------------
                               Nick A. Gerde
                               Vice President Finance, Chief Financial
                               Officer and Treasurer
                               (Principal Financial and Accounting Officer)

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

        3.4     Bylaws of Pacific Aerospace & Electronics, Inc., as amended.
                /(35)/

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

       4.11 Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/

       4.12 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000. /(33)/

       4.13 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000. /(33)/

       4.14 Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000. /(34)/

        4.15 Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/

        4.16 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc. Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company./(18)/

        4.17 Registration Rights Agreement, dated as of July 30, 19998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/

        4.18    Form of Global Note by Pacific Aerospace & Electronics, Inc.
                /(18)/

        4.19 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc./(25)/

        10.1    Amended and Restated Stock Incentive Plan./(5)/

        10.2 Amendment No. 1 to the Amended and Restated Stock Incentive Plan./(19)/

        10.3    Amended and Restated Independent Director Stock Plan./(21)/

        10.4    1999 Stock Incentive Plan/(30)/

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

        10.7 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/

       10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger./(27)/

       10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde./(9)/

      10.10 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds./(12)/

      10.11     Incentive Compensation Program./(35)/

      10.12 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/

      10.13 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/

      10.14 Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association. /(29)/

      10.15 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National
                Association./(22)/

      10.16 Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association/(29)/

        10.17 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/

        10.18 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National
                Association./(22)/

        10.19 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc./(22)/

        10.20 Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(35)/

        10.21 Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(36)/

        10.22 Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(36)/

        10.23 Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(36)/

        10.24 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/

        10.25 General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(31)/

        10.26 Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(1)/ /(31)/

        10.27 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998./(1)//(20)/

        10.28 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/

        10.29 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County. /(27)/

        10.30 Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(36)/

        10.31 Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren's Education Trust./(36)/

        27.1    Financial Data Schedule./(36)/

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

/(36)/  Filed with this report.