Form 10-K405/A
period 2000-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2001-01-18
CIK 790023

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

                               TABLE OF CONTENTS
                               -----------------

Item of Form 10-K                                                                                         Page
--------------------------------------------------------------------------------------------------------------
PART I

  ITEM 1        Description of Business...............................................................       1
  ITEM 2        Description of Property...............................................................      28
  ITEM 3        Legal Proceedings.....................................................................      29
  ITEM 4        Submission of Matters to a Vote of Security Holders...................................      29

PART II

  ITEM 5        Market for Common Equity and Related Shareholder Matters..............................      30
  ITEM 6        Selected Financial Data...............................................................      41
  ITEM 7        Management's Discussion and Analysis of Financial Condition and Results
                of Operations.........................................................................      43
  ITEM 7A       Quantitative and Qualitative Disclosures About Market Risk............................      53
  ITEM 8        Financial Statements..................................................................      54
  ITEM 9        Changes In and Disagreements with Accountants on Accounting and Financial
                Disclosure............................................................................      91

PART III

  ITEM 10       Directors and Executive Officers of the Company.......................................      92
  ITEM 11       Executive Compensation................................................................      96
  ITEM 12       Security Ownership of Certain Beneficial Owners and Management........................     101
  ITEM 13       Certain Relationships and Related Transactions........................................     104
  ITEM 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................     105

SIGNATURES ...........................................................................................     111

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

Corporate History

We have acquired all but one of our divisions in a series of acquisitions since 1990. We accounted for each of the acquisitions as a purchase. The following chart identifies as of May 31, 2000 our three operational groups, the operating divisions that comprise those groups, the year of each acquisition, and the locations of our operations.

--------------------------------------------------------------------------------
                                      Year
                                    Acquired             Current Location
--------------------------------------------------------------------------------
U.S. ELECTRONICS GROUP
--------------------------------------------------------------------------------
Interconnect Division               1990 and 1998      Wenatchee, Washington
--------------------------------------------------------------------------------
Filter Division                     1995               Wenatchee, Washington
--------------------------------------------------------------------------------
Bonded Metals Division              1997               Sequim, Washington
--------------------------------------------------------------------------------
Display Division                    1998               Vancouver, Washington
--------------------------------------------------------------------------------
Applied Technology Division         N/A *              Wenatchee, Washington
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
U.S. AEROSPACE GROUP
--------------------------------------------------------------------------------
Casting Division                    1995 and 1998      Entiat, Washington and
                                                       Tacoma, Washington
--------------------------------------------------------------------------------
Machining Division                  1994 and 1995      Wenatchee, Washington
--------------------------------------------------------------------------------
Engineering & Fabrication Division  1999 and 2000      Sedro-Woolley, Washington
                                                       and Edmonds, Washington
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
EUROPEAN AEROSPACE GROUP
--------------------------------------------------------------------------------
                                    1998               Sittingbourne, England
Casting Division                                       Rochester, England and
                                                       Worcester, England
--------------------------------------------------------------------------------
Forming Division                    1998               Welwyn Garden City,
                                                       England and
                                                       Birmingham, England
--------------------------------------------------------------------------------

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

Electronics

The electronics industry is enjoying growth in the Company's specific sectors, and researchers expect that growth to continue through at least 2004. According to Fleck Research, a division of Global Connector Research Group, Inc., the top ten manufacturers of connectors, cable assemblies, backplane and interconnect devices combined produced over $11 billion worth of product in 1997, and growth is forecasted at a rate of 4.3% through year 2002. Fleck Research has forecasted that worldwide shipments of those products will grow by 7.1% in 2000. The Company believes that the type of products it sells constitutes a very small portion of this market.

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


------------------------------------------------------------------------------------------------------
Segment    Group           Division        Manufacturing             Sample Products
                                           Processes
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
           U.S.            Interconnect    Design and manufacture    Electronic connectors,
           Electronics                                               packages and assemblies with
                                                                     ceramic and glass hermetic
E                                                                    seals
L                          ---------------------------------------------------------------------------
E                          Filter          Design and manufacture    Ceramic discoidal
C                                                                    electromagnetic filters and
T                                                                    capacitors
R                          ---------------------------------------------------------------------------
O                          Bonded Metals   Explosive bonding and     Metallurgically welded metals
N                                          forming of dissimilar     for use in electronic
I                                          metals                    connectors and assemblies
C                          ---------------------------------------------------------------------------
S                          Display         Design and manufacture    Relays and solenoids;
                                                                     ruggedized flat panel displays
                           ---------------------------------------------------------------------------
                           Applied         Design and manufacture    Medical product components;
                           Technology                                fuel cell components
------------------------------------------------------------------------------------------------------
           U.S.            Casting         Sand; lost foam; and      Aircraft and truck parts
           Aerospace                       permanent mold casting
                           ---------------------------------------------------------------------------
A                          Machining       Precision machining of    Aircraft parts
E                                          bonded and cast metals
R                          ---------------------------------------------------------------------------
O                          Engineering     Metal fabrication;        Tooling and structures for
S                          & Fabrication   design                    aircraft manufacture;
P                                                                    aviation tool design; factory
A                                                                    integration
C          -------------------------------------------------------------------------------------------
E          European        Forming         Hot and superplastic      Jet engine bulkhead
           Aerospace                       titanium forming; cold    components; airframe and
                                           stretch aluminum forming  engine details; aircraft skin
                                                                     panels; leading edges
                           ---------------------------------------------------------------------------
                           Casting         Sand casting;             Aircraft parts; aircraft
                                           investment casting;       engine parts; high
                                           Sophia casting;           performance motorsport engine
                                           machining                 and gearbox parts
------------------------------------------------------------------------------------------------------

The following chart shows the percentage of total revenue from each division for the past three fiscal years. The percentages for fiscal years after fiscal 1998 reflect the acquisition of Aeromet in July, 1998.

------------------------------------------------------------------------------------------------------
 Segment       Group          Division                  Years Ended May 31,
------------------------------------------------------------------------------------------------------
                                                        1998              1999              2000
------------------------------------------------------------------------------------------------------
E
L                             Interconnect              21.20%            13.30%            12.80%
E                             ------------------------------------------------------------------------
C              U.S.           Filter                    *                 *                 *
T              Electronics    ------------------------------------------------------------------------
R                             Bonded Metals             *                 *                 *
O                             ------------------------------------------------------------------------
N                             Display                   *                 *                 *
I                             ------------------------------------------------------------------------
C                             Applied
S                             Technology                N/A               N/A               *
------------------------------------------------------------------------------------------------------
A
E                             Casting                   26.50%            12.60%            12.80%
R                             ------------------------------------------------------------------------
O              U.S.           Machining                 37.50%            16.30%            *
S              Aerospace      ------------------------------------------------------------------------
P                             Engineering &             N/A               N/A               *
A                             Fabrication
C              ---------------------------------------------------------------------------------------
E
               European       Forming                   N/A               25.10%            24.90%
               Aerospace      ------------------------------------------------------------------------

                              Casting                   N/A               24.10%            25.60%
------------------------------------------------------------------------------------------------------

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

The Interconnect Division has been audited and has received its certificate of registration to the ISO 9001 standard. The division has also received a compliance certificate to the AS 9000 standard. The ISO 9001 and the AS 9000 standards are internationally recognized certifications of quality. AS 9000 is the more demanding aerospace quality management system standard. The registration process requires a company to: 1) document and implement a quality management system that meets or exceeds all of the requirements of the standards, 2) choose an accredited registrar (in our case, TUV Essen), 3) have a full quality management system audit conducted by an accredited registrar, and
4) identify and correct any issues that arise during the audit. Once the company has corrected any deficiency, the accredited registrar forwards the audit package to the Registrar Accreditation Board with a recommendation for registration.

     Filter Division

Our U.S. Electronics Group's Filter Division designs and manufactures very small, specialized multilayer discoidal (round) ceramic capacitors and filters. These products are advanced electronic circuit filtering devices designed to filter out electromagnetic interference ("EMI") and other undesirable electrical signals that pose significant problems for the manufacturers and users of high-performance, high-reliability electronic systems operating in harsh environments. The division's products include mini screw-in filters for telecommunications, aerospace and defense applications, ring laser gyros, commercial eyelets for IFF (identification friend or foe) systems and satellite amplifiers, high reliability bolt configurations for the space shuttle's main engine controllers, filter pins, custom filter assemblies, and broad band filters for military display systems. The division produces the smallest available multi-layered discoidal capacitor in the industry. The division is an approved supplier of EMI devices to most aerospace and defense contractors, and our U.S. Electronics Group uses these filters in its own hermetically sealed electronic products. The division has a self-contained facility in Wenatchee, Washington with assembly and product testing capabilities. The division has received a number of military and industry qualification ratings. The Filter Division has been audited and has received its certificate of registration to the ISO 9001 standard and its compliance certificate to the AS 9000 standard.

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

U.S. Aerospace Group

     Casting Division

At our facility in Entiat, Washington, our U.S. Aerospace Group's Casting Division designs and manufactures precision cast aluminum parts using permanent mold, sand, and lost foam casting technologies. At our facility in Tacoma, Washington, until November 30, 2000, the division designed and manufactured aluminum, bronze, iron, and steel parts using sand casting technology. We sell the division's cast parts principally to the transportation and aerospace industries. During fiscal 2000, the division began to assist customers in converting components that have traditionally been machined and assembled into lighter weight cast components. The Casting Division has been audited and has received its certificate of registration to the ISO 9002 standard and has received its compliance certificate to the AS 9000 standard. As of November 30, 2000, we closed our Tacoma facility. We are currently evaluating our options with respect to the U.S. Aerospace Group's Casting Division.

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

The division's operations are DI-9000A Boeing approved. The division has also been audited and has received its certificate of registration to the ISO 9002 standard and has received its compliance certificate to the AS 9000 standard. The division has won numerous quality and service awards from customers.

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

For our fiscal year ended May 31, 2000, we had net sales of approximately $113 million, with the European Aerospace Group contributing approximately $57 million in net sales. On October 31, 2000, we announced our intention to sell our European Aerospace Group in order to reduce our outstanding 11 1/4% senior subordinated notes. As of May 31, 2000, we had approximately $64 million in principal amount of 11 1/4% senior subordinated notes outstanding. Because we have just begun the process of seeking buyers for our European Aerospace Group, we do not know whether we will be successful in selling that group and, if successful, we do not know the amount of net proceeds that would be available to reduce our 11 1/4% senior subordinated notes. If, at such time as we have committed to a formal plan of disposition of the European Aerospace Group, any impairment of the assets of that group can be reasonably determined, we will record any such impairment loss in our consolidated financial statements. Although we cannot currently reasonably determine the extent of any such impairment loss, it could be substantial.

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

Customers

Our top ten customers in terms of revenues during fiscal 2000 were Boeing, Rolls-Royce, PACCAR, Aermacchi, BAE Systems, GKN Westland, Northrop Grumman, Northern Telecom, Honeywell, and BFGoodrich. Only the top 4 customers individually accounted for 5% or more of our revenues, with Boeing at approximately 10%, Rolls-Royce at approximately 7%, PACCAR at approximately 6%, and Aermacchi at approximately 5%. Together, our top ten customers accounted for approximately 46% of our sales during fiscal 2000. We produce machined and cast metal aircraft components for Boeing, Rolls-Royce and Aermacchi, and cast metal heavy trucking components for PACCAR. We do not have long-term contracts with most of our major customers, and our long-term contracts generally permit the customer to cancel their orders. We depend on our customers continuing to place orders for our products. Because of the relatively small number of customers for most of our products, our largest customers can influence product pricing and other terms of trade. If we were to lose any of our largest customers, or if they reduced or canceled orders, our business and financial performance could be harmed.

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

We have 29 U.S. patents, 7 U.S. patent applications pending (including 3 allowed applications), 1 PCT International patent applications pending, 7 patent applications pending in non-U.S. jurisdictions, and 1 European patent enforceable in the U.K. We can provide no assurance that any of the patent applications will result in issued patents, that existing patents or any future patents will give us any competitive advantages for our products or technology, or that, if challenged, these patents will be held valid and enforceable. Most of our issued patents expire at various times over the next 15 years, with 13 patents expiring over the next four years. These 13 patents, as well as six other patents that recently expired, relate to products manufactured by our U.S. Electronics Group and constituted approximately 0.9% of our consolidated revenue in fiscal 2000. Although we believe that the manufacturing processes of much of our patented technology are sufficiently complex that competing products made with the same technology are unlikely, our competitors may be able to design competing products using the same or similar technology after these patents have expired.

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

Environmental Matters

Our facilities are subject to regulations concerning solid waste disposal, hazardous materials generation, storage, use and disposal, air emissions, waste water discharge, employee health and other environmental matters. A number of the metals, chemicals and other materials used in and resulting from our manufacturing processes are classified as hazardous substances and hazardous wastes. If we do not meet permitting and other requirements of applicable environmental laws, we could be liable for damages and for the costs of remedial actions. We could also be subject to fines or other penalties, including revocation of permits needed to conduct our business. Any permit revocation could require us to cease or limit production at one or more of our facilities, which could damage our business and financial performance. We have an ongoing program of monitoring and addressing environmental matters, and from time to time in the ordinary course of business we are required to address minor issues of noncompliance at our operating sites. From time to time, we identify operations or processes that lack required permits or otherwise are not in full compliance with applicable environmental laws. Although we believe these items have not been material to date, we maintain an environmental compliance team, and our policy is to take steps promptly to remedy any noncompliance.

We have a policy of obtaining environmental assessment reports in connection with the acquisition of properties at which we believe historical operations could have caused adverse environmental conditions. We are not aware of any historical contamination on our properties or involving neighboring activities, except that we currently lease property in Tacoma, Washington that is located within a superfund site that has been the subject of regulatory action for several years. We have not been named as a potentially liable party for contamination associated with this superfund site, and we have no reason to believe that we will be so named.

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

Government Regulation

We manufacture some of our products under contracts with the United States government. We manufacture other products under contracts with private third parties who utilize our products to satisfy United States government contracts to which they are a party. Federal acquisition regulations and other federal regulations govern these relationships. Some of these regulations relate specifically to the seller-purchaser relationship with the government, such as the bidding and pricing rules. Under regulations of this type, we must observe pricing restrictions, produce and maintain detailed accounting data, and meet various other requirements. Other regulations relate to the conduct of our business generally, such as regulations and standards established by the Occupational Safety and Health Act or similar state laws and relating to employee health and safety. In particular, regulations governing these contracts require that we comply with federal laws and regulations, in general, or face civil liability, cancellation or suspension of existing contracts, or ineligibility for future contracts or subcontracts funded in whole or in part with federal funds. In addition, loss of governmental certification (that we are eligible for government contracted work) could cause some of our customers, including customers in the defense industry, to reduce or curtail their purchases from us, which could harm our business.

We have not identified any noncompliance with federal regulations affecting these government contracts that would be material. We have identified conditions that require attention or action. For example, as part of our environmental compliance team efforts discussed in the previous section, we determined that our written policies and training programs relating to employee health and safety matters at several of our facilities required updating and revision to ensure consistency among our United States subsidiaries and compliance with applicable regulations. We are currently updating and implementing these written policies and training programs. These actions are being taken to ensure compliance with applicable laws, and not in response to any violations identified by regulatory agencies.

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

We reported a net loss of $12,869,000 for our fiscal year ended May 31, 1999 and a net loss of $13,049,000 for our fiscal year ended May 31, 2000. We can offer no assurance that we will achieve profitable operations or that any profitable operations will be sustained. Our ability to achieve a profitable level of operations in the future will depend on many factors, including our ability to reduce the level of our debt, to assimilate our recent and potential future acquisitions, and to finance production. Future profitability will also depend on our ability to develop new products, the degree of market acceptance of our existing and new products, and the level of competition in the markets in which we operate. If we continue to incur net losses, our cash flow position could be further damaged, our operations could be jeopardized, and our stock price could decrease.

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

Our existing cash and credit facilities may not be sufficient to meet our obligations as they become due during fiscal 2001. Consequently, we expect that we will need to obtain additional cash during fiscal

2001. Our actual cash needs will depend primarily on the amount of cash generated from or used by operations. We cannot predict accurately the amount or timing of our future cash needs. We are required to make our next semi-annual interest payment of approximately $3.6 million on our 11 1/4% senior subordinated notes on February 1, 2001. We do not currently have sufficient cash to make this payment. If we cannot obtain additional cash if and when needed, we may be unable to make this interest payment or fund our operations and pay all obligations as they become due or at all.

If we are unable to renew our lines of credit or obtain new lines of credit, we may be unable to fund our operations.

Our U.S. operating lines of credit expired on September 5, 2000, and have been extended through February 5, 2001. Due to our continued losses, our current U.S. senior lender has decided not to renew our current revolving line of credit once we have found a replacement lender. We are currently negotiating to obtain a replacement revolving line of credit and possible additional term loan financing in the U.S. Our current senior lender in the U.S. has orally expressed willingness to extend our current revolving line of credit until a replacement facility is in place, but we do not have a written commitment to this effect. Our line of credit in the U.K. expired in November 2000. That line of credit has been extended through February 28, 2001, but the effective borrowing limit has been reduced from (Pounds)3.5 million to (Pounds)1.5 million. We have requested renewal of that line. We may find it more difficult to renew our credit lines or obtain new lines of credit, and we may have to pay higher interest rates, because our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to renew or replace our credit lines, we may not have enough cash to fund or sustain our current operations or to meet our obligations as they become due, including the $3.6 million interest payment on our 11 1/4% senior subordinated notes that is due on February 1, 2001.

We have significant debt that adversely affects our financial condition.

At May 31, 2000, our total long-term debt was approximately $69.2 million, or approximately 48% of our total assets. We have a 1.9 to 1 debt-to-equity ratio. In general, this ratio is an indication of our ability to service our debt. The higher the ratio, the more difficult it will be to satisfy our debt obligations. Unless we increase our cash flow from operations, our current debt-to-equity ratio, coupled with continued losses, indicates that we may have difficulty satisfying our debt obligations in the future. We incurred substantial debt and payment obligations to finance the acquisition of our European Aerospace Group, which was formed when we acquired Aeromet International PLC in 1998. This debt, which consists of our senior subordinated notes, currently constitutes $63.7 million of our long-term debt and bears interest at 11.25% per year. In addition, at May 31, 2000, our balance sheet includes approximately $3.6 million of deferred financing costs, which are being charged off to interest expense over the period that the related debt is expected to be outstanding. We recently announced our intention to sell our European Aerospace Group in order to reduce our outstanding senior subordinated notes. We do not yet know whether we can sell Aeromet or, if it is sold, the amount of net proceeds available to reduce our debt. Our debt could make us unable to obtain additional financing in the future. It could also divert a significant portion of our cash flow to principal and interest payments and away from operations and necessary capital expenditures. Our debt has significantly increased our interest expense and net loss, and we expect the interest expense to continue to increase our net loss for the foreseeable future. Our debt also puts us at a competitive disadvantage in relation to competitors with less debt and limits our flexibility to adjust to downturns in our business or market conditions.

If we are not able to pay our debt, we may suffer adverse consequences.

If we do not generate sufficient cash flow to make our debt payments, we could be forced to reduce or delay capital expenditures or to dispose of material assets or operations, potentially at a substantial loss. If we were unable to pay our debt, we might need to restructure or refinance our debt at potentially higher rates of interest. Alternatively, we might need to seek additional equity capital, which would dilute the value of the shares held by our existing shareholders. We may not be able to do any of these things, or we may not be able to do them on satisfactory terms. If we failed to make our debt payments, the lenders would be able to declare all amounts we owe to be immediately due and payable. If this were to occur, we would likely not have funds available to us to pay off the debt. In addition, if we could not repay our secured debt, secured lenders could proceed against any collateral securing that debt. The collateral for our secured debt consists of substantially all of our assets, including receivables, inventories, real property, personal property, and intangible assets.

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

We have experienced rapid growth from both operations and acquisitions. This growth has placed and will continue to place significant demands on our managerial, administrative, financial and operational resources. For example, both our total number of employees and the number of our operating sites nearly doubled as a result of acquiring our European Aerospace Group, which was formed when we acquired Aeromet in July 1998. The size of our European Aerospace Group has caused and will continue to cause it to have a significant impact on our future financial results. As we grow and our business operations become more complex, we will need to be increasingly diligent in our business decisions. To manage our growth effectively, we must continue to improve our operational, accounting, financial and other management processes and systems. Our U.S. operating divisions have had different accounting systems, which we have integrated or are in the process of integrating. We must also continue to attract and retain highly skilled management and technical personnel. If we do not effectively manage these aspects of our growth, we may not succeed.

Our past and possible future acquisition strategy could negatively impact our performance.

We have historically pursued an aggressive acquisition strategy. Although we are currently focusing substantially all of our attention on existing operations and on internal growth, we expect that in the future we may evaluate and pursue potential strategic acquisitions. We have incurred substantial losses as a result of some of our acquisitions and investments, including approximately $4.6 million in fiscal 2000 and approximately $12.7 million in fiscal 1999. We need to better manage our acquisition strategy. This includes accurately assessing the value, strengths and weaknesses of acquisition candidates, as well as successfully implementing necessary changes at newly acquired subsidiaries. In the past, our aggressive acquisition strategy has diverted management attention from our operations, increased borrowings, disrupted product development cycles and diluted earnings per share. If we do not successfully manage future acquisitions, if any, our financial performance could continue to be negatively impacted by acquisitions.

We have experienced asset impairment and may experience additional asset impairment in the future.

We review long-lived assets and intangibles for potential impairment of value whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. An impairment is determined by totaling the estimated net future cash flows derived from the asset and comparing that total to the book value of the asset. When the total of the net future cash flows is lower than the book value, an impairment exists. The amount of the impairment is the difference between the present value of the net future cash flows and the book value of the asset. During the fourth quarter of fiscal 2000, due to continuing losses and continued weakness in our business related to changes in the commercial aerospace and transportation industries, our evaluation resulted in the realization of a $4.6 million impairment of goodwill and a $600,000 property impairment related to our U.S. Aerospace Group. We will continue to evaluate our assets, especially in our aerospace groups, on a quarterly basis until such time as our divisions become consistently profitable. Our future evaluations could result in additional impairment charges, primarily for goodwill and for property and equipment. These possible impairment charges could be material as our balance sheet as of May 31, 2000, includes approximately $38 million of goodwill and $44 million of property, plant and equipment.

Our European Aerospace Group has had and will continue to have a significant impact on our business.

The acquisition of our European Aerospace Group in 1998 doubled the size of our company. Approximately 50% of our assets and approximately 45% of our revenues are associated with our operations in the United Kingdom. It is more difficult for us to manage a business in the United Kingdom than our other businesses, which are located in Washington State. The reasons for the increased difficulty include differences in time, distance, business practices and cultural variations. Our ownership of a business in Europe also subjects us to regulatory, tax, and trade restrictions that we did not previously face. If we retain ownership of our European Aerospace Group and do not effectively manage that group, we may not be successful.

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

We believe that our ability to successfully implement our business strategy and to operate profitably depends significantly on the continued employment of our senior management team, led by our president, Donald A. Wright, and our ability to retain and hire engineers and technical personnel with experience in the aerospace and electronics industries. We have key man life insurance policies on the life of Mr. Wright totaling $8 million. We also have an employment agreement with Mr. Wright and several other senior managers. However, our business and financial results could be materially adversely affected if Mr. Wright, other members of the senior management team, or significant engineers or technical personnel become unable or unwilling to continue in their present employment. Our growth and future success will depend in large part on our ability to retain and attract additional board members, senior managers and highly skilled technical personnel with experience in the aerospace and electronics industries. Because our U.S. operations are not located in a large metropolitan area, we may face more difficulty in acquiring and retaining key management and technical personnel than our competitors in major cities. Competition for such individuals is intense, and we may not be successful in attracting and retaining them, which could interfere with our ability to manage our business profitably.

If we do not adapt to technological change and develop new products, we could lose customers and our revenues could decline.

The market for our products in both the aerospace and the electronics industries is characterized by evolving technology and industry standards, changes in customer needs, adaptation of products to customer needs, and new product introductions. Other companies that manufacture components for the aerospace and electronics industries from time to time may announce new products, enhancements, or technologies that have the potential to replace or render our existing products obsolete. Our success will depend on our ability to enhance our current products and develop new products to meet changing customer needs, and achieve market acceptance of those products. We view our proprietary technology and our level of technological development as our primary strengths. Because most of our research and development efforts are funded by customers, it will be essential for us to continue to respond effectively to our customers' needs. We will also need to anticipate or respond to evolving industry standards and other technological changes on a timely and cost-effective basis. If we do not adequately respond to these changes, we could lose customers and our revenues could decline.

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

We might have to issue a significant number of additional shares to the investors in our Summer 2000 private placement, which would result in dilution for our other shareholders.

Under the terms of the adjustable warrants and the vesting warrants issued in our Summer 2000 private placement, we may be required to issue a significant number of additional shares of common stock to the investors in that private placement. Although the total number of shares of common stock issuable upon exercise of the adjustable warrants and the vesting warrants cannot currently be determined, we believe that applicable Nasdaq rules permit us to issue up to 6,621,712 shares of common stock as a result of the offering without shareholder approval. If the number of shares issuable under the terms of the warrants would exceed the number permitted by Nasdaq rules to be issued, we would have the option either to seek shareholder approval to issue the excess shares or to make cash payments to the investors in lieu of issuance of the excess shares. The indenture governing our 11 1/4% senior subordinated notes would not currently permit us to make cash payments in lieu of the excess shares. If we seek shareholder approval to issue additional shares but do not receive the approval, we would have to make such cash payments if the indenture permitted us to make such cash payments. We would not be subject to additional penalties if, after unsuccessfully using our best efforts to obtain shareholder approval, the indenture prevented us from making such cash payments.

The dilution from our adjustable warrants and vesting warrants could decrease the market price of our common stock.

To the extent that shares of common stock become exercisable under the adjustable warrants and the vesting warrants issued in our Summer 2000 private placement, the market price of our common stock could decrease because of additional shares being acquired by the investors in that private placement and sold in the market. Those investors may have an incentive to sell common stock in the market before the adjustable warrants fully vest because those sales could contribute to a reduced price for our common stock. A reduced price could allow those investors to exercise the adjustable warrants for additional shares of common stock on subsequent vesting dates. The issuance and sale of those additional shares could further depress the market price of the common stock and encourage short sales of our common stock. In addition, the possibility of dilution and decreased market price could inhibit our opportunities to obtain additional public or private financing when and if needed or on terms acceptable to us.

Future issuances or resales of a significant number of shares of our common stock could negatively affect the market price of our stock.

Sales of a significant number of shares of common stock in the public market or the prospect of such sales could adversely affect the market price of our common stock. In July 2000, we closed a private offering of common stock and warrants in the Summer 2000 private placement. We plan to file an amended registration statement to register the resale of up to 1,607,010 shares of common stock that have been issued or may become issuable in connection with the Summer 2000 private placement. That registration statement will not cover shares that two of the investors in that offering may obtain under the adjustable warrants and the vesting warrants described in this report. The actual number of shares issuable upon exercise of those warrants cannot be determined at this time because the adjustment provisions of the adjustable warrants and vesting events under the vesting warrants will determine the number of shares issuable under those warrants. We are obligated to file another registration statement that will permit those investors to resell the shares issuable under those warrants once the number of shares issuable is determined. As of August 18, 2000, we have also reserved 2,295,000 common shares for issuance under our publicly traded warrants with an exercise price of $4.6875 per share, 3,353,948 common shares for issuance under options outstanding under our two stock incentive plans with exercise prices ranging from $1.50 to $4.6875 per share, 86,637 common shares for issuance under options outstanding under our independent director stock plan with exercise prices ranging from $1.15 to $1.90 per share, and 838,609 common shares for issuance under other warrants with exercise prices ranging from $1.7688 to $7.20 per share. We also have an employee stock purchase plan permitting employees to purchase shares of common stock using payroll deductions, subject to certain limits. Shares issued upon exercise of our outstanding warrants or options or pursuant to the employee stock purchase plan would be available for resale in the public markets, subject in some cases to volume and other limitations. Any future issuance of a significant number of common shares, or any future resales by the holders of a significant number of common shares, or the prospect of such issuances or resales, could negatively affect the market price of our common stock.

Because the minimum bid price for our common stock has been less than $1.00 for over 30 consecutive trading days, or if we were unable to meet Nasdaq's standards for any other reason, our common stock could be delisted from the Nasdaq National Market System, and it could become more difficult to buy or sell our common stock.

Our common stock is quoted on the Nasdaq National Market System. In order to remain listed on this market, we must meet Nasdaq's listing maintenance standards. The minimum bid price of our common stock has been lower than $1.00 since November 7, 2000.

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

If our common stock were delisted, it would trade on the electronic bulletin board, rather than on either the Nasdaq National Market or Small Cap Systems, and the liquidity for our common stock would be adversely affected. In addition, delisting would trigger the vesting of penalty shares under the vesting warrants held by the investors in the Summer 2000 private placement, which would result in additional dilution.

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

The location, use and approximate size of the principal owned and leased properties where we conduct our operations as of August 18, 2000 are as follows:

--------------------------------------------------------------------------------------------------------------
    Group               Location               Approx.       Own/          Annual          Lease     Mortgage
                                                 Area       Lease           Rent         Expiration  Balance
--------------------------------------------------------------------------------------------------------------
   U.S.         Wenatchee, Washington            54,000     Lease          294,000           2007      N/A
                ----------------------------------------------------------------------------------------------
Electronics     Sequim, Washington               18,355      Own           N/A               N/A      None
                ----------------------------------------------------------------------------------------------
                Vancouver, Washington            50,000     Lease         $336,000           2009      N/A
--------------------------------------------------------------------------------------------------------------
   U.S.         Wenatchee, Washington            42,000     Lease         $213,000           2007      N/A
                ----------------------------------------------------------------------------------------------
Aerospace       Entiat, Washington               84,000      Own            N/A              N/A     $787,000
                ----------------------------------------------------------------------------------------------
                Tacoma, Washington               21,700     Lease         $ 80,000           2008      N/A
                ----------------------------------------------------------------------------------------------
                Sedro-Woolley, Washington        94,600     Lease         $395,000           2003      N/A
                ----------------------------------------------------------------------------------------------
                Wenatchee, Washington            41,400     Lease         $166,000           2001      N/A
                ----------------------------------------------------------------------------------------------
                Wenatchee, Washington            15,000     Lease         $ 82,000           2002      N/A
                ----------------------------------------------------------------------------------------------
                Everett, Washington              11,500     Lease         $ 79,000           2003      N/A
                ----------------------------------------------------------------------------------------------
                Edmonds, Washington              10,800     Lease         $155,000           2004      N/A
--------------------------------------------------------------------------------------------------------------
European        Sittingbourne                    54,500     Lease  (Pounds)258,000           2018      N/A
                ----------------------------------------------------------------------------------------------
Aerospace       Sittingbourne                     7,500     Lease  (Pounds) 50,000           2005      N/A
                ----------------------------------------------------------------------------------------------
                Rochester                        37,345     Lease  (Pounds)180,000           2001      N/A
                ----------------------------------------------------------------------------------------------
                Worcester                        40,000     Lease  (Pounds)160,000           2018      N/A
                ----------------------------------------------------------------------------------------------
                Worcester                        15,000     Lease  (Pounds) 50,000           2003      N/A
                ----------------------------------------------------------------------------------------------
                Welwyn Garden City               55,000     Lease  (Pounds)333,000           2018      N/A
                ----------------------------------------------------------------------------------------------
                Birmingham                       59,000     Lease  (Pounds)236,000           2018      N/A
                ----------------------------------------------------------------------------------------------

As of August 18, 2000, our U.S. Aerospace Group's Engineering & Fabrication Division leased the operating facilities in Edmonds, Washington described above. As of August 18, 2000, the division had entered into a lease that commenced in October 2000 for approximately 10,000 square feet of space in a building in Mountlake Terrace, Washington, at a base rent of approximately $217,000 per year. We expect either to terminate the Edmonds lease or sublease the space.

As of August 18, 2000, we owned a building in Butler, New Jersey, where part of our U.S. Electronics Group's Interconnect Division was previously located. In July 1999, we moved the New Jersey operations to Wenatchee, Washington. As of August 18, 2000, we had leased the approximately 30,000 square foot building to a third party for a term expiring in 2003, at a rate of $11,250 per month.

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

Conversions. On March 20, 2000, immediately prior to the shareholder meeting, 136,647 shares of Preferred Stock remained outstanding. Between March 21, 2000 and June 26, 2000, these shares were converted into 7,076,775 shares of Common Stock. In total, the 170,000 shares of Preferred Stock were converted into 10,136,548 shares of Common Stock. The issuance of the Common Stock upon conversion of the Preferred Stock was exempt from registration under Section 3(a)(9) of the Securities Act because it was an exchange exclusively with the holders of Preferred Stock where no commission or other remuneration was paid or given for soliciting the exchange.

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

Closing Warrants. On July 27, 2000, Pacific Aerospace issued the accredited investors closing warrants to purchase an aggregate of 385,000 shares of common stock at an exercise price of $2.01 per share. The closing warrants were exercisable in full on the date of issuance and remain exercisable until their expiration on July 27, 2003. These warrants are not subject to any adjustments relating to market price, but the exercise price would be adjusted for the issuance of common stock or common stock equivalents at a price below the warrant exercise price while the warrants are outstanding. The exercise price can be paid in cash, or the holder can utilize a cashless exercise provision. The purpose of the closing warrants was to provide the investors with an opportunity to obtain an additional return on their investment if the common stock price exceeds $2.01 per share prior to expiration of the warrants.

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

Limits on Shares Issuable to the Investors. The adjustable warrants and the vesting warrants, by their terms, cannot be exercised for a number of shares greater than the number Pacific Aerospace may issue without shareholder approval under applicable Nasdaq rules. If the number of shares issuable would exceed the number of shares permitted to be issued without shareholder approval under applicable Nasdaq rules, Pacific Aerospace would have two choices. First, Pacific Aerospace could choose to make a cash payment to the investors, if and to the extent the cash payment is permitted by Pacific

Aerospace's lenders, equal to the excess shares multiplied by the closing price of Pacific Aerospace common stock on either the 60th day following the exercise date or the exercise date, whichever is greater. Alternatively, Pacific Aerospace could use its best efforts to obtain shareholder approval for the issuance of the additional shares. The indenture governing the outstanding 11 1/4% senior subordinated notes would not currently permit Pacific Aerospace to make the cash payments to the investors. If this circumstance were to arise, Pacific Aerospace would most likely seek shareholder approval to issue additional shares. If shareholder approval were not obtained, Pacific Aerospace would be obligated to make the cash payment described above, if and to the extent that the cash payment is permitted by the indenture, and would be obligated to pay 18% per annum interest if such payment were not made when due, if and to the extent that the interest payment is permitted by the indenture. Pacific Aerospace would not be subject to additional penalties if, after unsuccessfully using its best efforts to obtain shareholder approval, the indenture prevented Pacific Aerospace from making cash payments to the investors. In the event that the common stock is delisted from NASDAQ, Pacific Aerospace would not be required to seek shareholder approval to issue excess shares, and Pacific Aerospace does not expect that it would seek shareholder approval for the issuance of excess shares.

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

/(4)/ Closing price of Pacific Aerospace common stock on January 8, 2001.

Spring 2000 Private Placement

In March 2000, we closed a private offering of 1,598,000 shares of Common Stock to 26 accredited investors for net offering proceeds of $4,058,920 in cash. The transaction was exempt from registration under Rule 506 of Regulation D under the Securities Act based on the sale to accredited investors in a private transaction with the purchasers acknowledging that the securities cannot be resold unless registered or exempt from registration under the securities laws. We subsequently filed a registration statement to register the resale of the shares sold in the offering. The registration statement was declared effective on May 10, 2000.

Exchange of Common Stock for Senior Subordinated Notes

In March, 2000 we exchanged an aggregate of $11.3 million in original principal amount of our 11 1/4% senior subordinated notes (the "Notes") for a total of 2,902,806 shares of Common Stock in four exchange transactions (the "Exchanges"). The Exchanges were each conducted with the same noteholder, Post Advisory Group, Inc. The issuance of the Common Stock to the noteholder in the Exchanges was exempt from registration under Section 3(a)(9) of the Securities Act because the exchange was exclusively with the noteholder and no commission or other remuneration was paid or given for soliciting the exchange. We believe that the noteholder resold all of the Common Stock issued in the Exchanges into the public market prior to April 1, 2000. The effect of the Exchanges was to reduce the outstanding principal amount of our Notes from $75 million to $63.7 million, which substantially reduced the semi-annual interest payment on the Notes from approximately $4.2 million to $3.6 million. The exchanges resulted in a cumulative net of tax extraordinary gain of $703,000.

Warrant Exercise

On February 8, 2000, David A. Noyes & Co. purchased 25,000 shares of common stock by exercising a warrant and paying us the aggregate exercise price of $86,250 in cash. The sale was a private offering exempt from registration under section 4(2) of the Securities Act based on a single purchaser acquiring shares from us and acknowledging that the shares cannot be resold unless registered or exempt from registration under the securities laws. The shares were covered by a resale registration statement (File No. 333-41407) and were resold by the purchaser shortly after exercise. The purchaser had acquired its warrant from us in June, 1997, in connection with a financial services agreement.

Issuance of Warrants

On April 17, 2000, we issued Continental Capital & Equity Corporation common stock purchase warrants that entitle Continental to purchase a total of 200,000 shares of common stock, with 50,000 shares exercisable at $3.50 per share, 50,000 shares exercisable at $5.50 per share, 50,000 shares exercisable at $7.50 per share, and 50,000 shares exercisable at $9.50 per share. Continental has the right, through April 17, 2003, to require us to file a registration statement covering resale of the 200,000 shares issuable upon exercise of the warrants. The warrants are exercisable until the earlier of April 17, 2003, or 12 months after the effective date of that registration statement. The warrants were issued in partial consideration for Continental providing us public relations and investor relations services for one year beginning in April, 2000. The issuance of the warrants was a private offering exempt from registration under section 4(2) of the Securities Act because Continental represented that it acquired the warrants for investment purposes, with no present intention of distribution and acknowledged that the warrants, and any shares issuable upon exercise of the warrants, cannot be resold unless registered or exempt from registration under the securities laws.

Registration Rights

We are obligated to register the resale of the following shares:

CCEC. Continental Capital & Equity Corporation has the right, through April 17, 2003, to require us to file a resale registration statement with respect to up to 200,000 shares issuable upon exercise by Continental of warrants held by them.

Summer 2000 Private Placement. The Company is obligated to file one or more resale registration statements to register the resale of the shares issued or issuable in connection with the Summer 2000 private placement. We filed a registration statement in August, 2000, which we expect will cover up to 1,607,010 of these shares. The shares issued or issuable in connection with the Summer 2000 private placement include:

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

Nasdaq

Our common stock is quoted on the Nasdaq National Market System. In order to remain listed on this market, we must meet Nasdaq's listing maintenance standards. The minimum bid price of our common stock has been lower than $1.00 since November 7, 2000.

On December 21, 2000, we received a letter from Nasdaq raising a concern regarding the continued listing of our common stock on the Nasdaq National Market System. The letter advised us that our common stock had failed to maintain a minimum bid price greater than or equal to $1.00 over the previous thirty consecutive trading days, as required by applicable Nasdaq rules. As of January 8, 2001, our common stock continued to trade below $1.00. The letter advised us that we would be provided 90 calendar days, or until March 21, 2001, to regain compliance with the minimum bid price rule. The letter further advised that if, at any time before March 21, 2001, the bid price of our share of common stock is equal to or greater than $1.00 for a minimum of ten consecutive trading days, Nasdaq would determine if we comply with the rule. However. if we were unable to demonstrate compliance with the requirement on or before March 21, 2001, Nasdaq would provide us with written notification that Nasdaq had determined to delist our common stock. We would then be entitled to request a review of that determination.

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

If our common stock were delisted, it would trade on the electronic bulletin board, rather than on either the Nasdaq National Market or Small Cap Systems, and the liquidity for our common stock would be adversely affected. In addition, delisting would trigger the vesting of penalty shares under the vesting warrants held by the investors in the Summer 2000 private placement, which would result in additional dilution.

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

                                                                   Years Ended May 31,
                                             --------------------------------------------------------------------
                                                   (in thousands, except percentage and per share data)
                                                1996          1997           1998           1999         2000
                                             ----------   ------------   ------------   -----------   -----------
Statement of Operations Data:
  Net sales/(1)/......................       $20,725        $34,175        $54,099        $107,366       $112,694
  Cost of sales.......................        16,439         25,969         39,487          86,302         92,063
                                             -------      ---------      ---------      ----------    -----------
  Gross profit........................         4,286          8,206         14,612          21,064         20,631
  Operating expenses..................         4,869          6,259          9,872          22,039         24,533
                                             -------      ---------      ---------      ----------    -----------
  Income (loss) from operations.......          (583)         1,947          4,740            (975)        (3,902)
  Net interest (expense)..............          (498)          (384)          (755)         (8,140)        (9,862)
  Other income (expense)..............            15            169           (853)         (6,393)            33
                                             -------      ---------      ---------      ----------    -----------
  Income (loss) before taxes and
   extraordinary item.................        (1,066)         1,732          3,132         (15,508)       (13,731)
  Extraordinary item, net of tax......             -              -              -               -            703
  Income taxes benefit (expense)......            67            (50)           482           2,639            (21)
                                             -------      ---------      ---------      ----------    -----------
  Net income (loss)...................       $  (999)       $ 1,682        $ 3,614        $(12,869)      $(13,049)
                                             -------      ---------      ---------      ----------    -----------
  Net income (loss) per share:
   Basic..............................          (.16)           .18            .29            (.74)          (.59)
   Diluted............................          (.16)           .17            .27            (.74)          (.59)
  Shares used in computation of
   income (loss) per share:
   Basic..............................         6,209          9,500         12,486          17,359         21,955
   Diluted............................         6,209         10,036         13,606          17,359         21,955
Other Financial Data:
  Adjusted EBITDA/(2)/................       $   288        $ 3,305        $ 6,944        $ 10,669       $  9,004
  Adjusted EBITDA margin/(3)/.........           1.4%           9.7%          12.8%            9.9%           8.0%
  Depreciation, amortization, and
   impairment of long-lived assets....       $   871        $ 1,358        $ 2,204        $ 11,644       $ 12,906
  Capital expenditures................         1,293          2,739         10,290           8,281          4,867

                                                                          At May 31,
                                             -------------------------------------------------------------------
                                                                        (in thousands)
                                                 1996          1997          1998            1999           2000
                                              ------------------------------------------------------------------
Balance Sheet Data:
  Cash and cash equivalents...........        $   725       $ 3,048       $11,461        $  8,134       $  2,154
  Working capital.....................            952        13,090        25,599          38,329         29,181
  Total assets........................         27,649        35,752        78,580         158,727        143,582
  Long-term debt (including current
   portion)...........................          6,404         4,233        11,233          83,410         70,528
  Shareholders' equity................         12,539        25,619        56,142          54,019         49,768

-------------------------------

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

                                                                          Years Ended May 31,

                                    --------------------------------------------------------------------------------------------
                                          1996               1997              1998                 1999               2000
                                    ----------------   ---------------   ---------------     -----------------   ---------------
Net sales......................   $  20,725   100.0%  $ 4,175   100.0%  $ 54,099   100.0%   $ 107,366   100.0%   $112,694  100.0%
Cost of sales..................      16,439    79.3    25,969    76.0     39,487    73.0       86,302    80.4      92,063   81.7
                                  -----------------   ---------------   ----------------    -----------------    ---------------
Gross profit...................       4,286    20.7     8,206    24.0     14,612    27.0       21,064    19.6      20,631   18.3
Operating expenses.............       4,869    23.5     6,259    18.3      9,872   918.2       22,039    20.5      24,533   21.8
                                  -----------------   ---------------   ----------------    -----------------    ---------------
Income (loss) from operations..        (583)   (2.8)    1,947     5.7      4,740     8.8         (975)   (0.9)     (3,902)  (3.5)
Net interest expense...........        (498)   (2.4)     (384)   (1.1)      (755)   (1.4)      (8,140)   (7.6)     (9,862)  (8.8)
Other income (expense).........          15     0.0       169     0.5       (853)   (1.6)      (6,393)   (6.0)         33    0.0
Extraordinary item.............           -       -         -       -          -       -            -       -         703    0.6
Income tax benefit(expense)....          67     0.3       (50)    0.1        482     0.9        2,639     2.5         (21)   0.0
                                  -----------------   ---------------   ----------------    -----------------    ---------------
Net income (loss)..............   $    (999)   (4.9)% $ 1,682     4.9%  $  3,614     6.7%   $ (12,869)  (12.0)%  $(13,049) (11.6)%
                                  -----------------   ---------------   ----------------    -----------------    ---------------
Adjusted EBITDA/(1)/...........   $     288     1.4%  $ 3,305     9.7%  $  6,944    12.8%   $  10,669     9.9%   $  9,004    8.0%
                                  =================   ===============   ================    =================    ===============

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

Adjusted EBITDA. Adjusted EBITDA increased by $3.6 million, or 109.1%, to $6.9 million for fiscal 1998 from $3.3 million in fiscal 1997. As a percentage of net sales, Adjusted EBITDA increased to 12.8% in fiscal 1998 from 9.7% in fiscal 1997. The increase in Adjusted EBITDA as a percentage of net sales during this period was primarily attributable to production efficiencies and improved capacity utilization.

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

At May 31, 2000, our primary banking relationships included a revolving line of credit of up to $6.3 million in the U.S., which was scheduled to expire in September 2000, and a revolving line of credit of up to approximately $5.3 million ((Pounds)3.5 million) in the U.K., which was scheduled to expire in November 2000. As of May 31, 2000, $5.4 million of the U.S. line was drawn and the U.K. line was unused. We are currently in preliminary negotiations with our lenders to renew these credit facilities. If we are unable to extend our lines of credit, or if our borrowing limits are decreased, our financial position, results of operations, and our ability to continue in existence could be materially and adversely affected.

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

Subsequent to the end of fiscal 2000, in July 2000 we closed a private placement of Common Stock to two accredited investors. On that date, we issued 1,142,860 shares of Common Stock and warrants to purchase additional shares of Common Stock to the investors for a gross amount of $2.0 million. We filed a registration statement on Form S-3 with the Securities and Exchange Commission in August, 2000, to register the resale of shares of Common Stock issued or issuable as a result of the transaction. See "PART II - ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS - Summer 2000 Private Placement."

Extension of Expiration Date on Public Warrants

In May 2000, we extended the expiration date on our public warrants from July 15, 2001 to July 15, 2003. All other terms of the public warrants remained unchanged.

Orca Technologies, Inc.

In July 1997 we guaranteed a $1.3 million line of credit between Orca Technologies, Inc. and its principal lender. This guarantee was made in connection with our 1997 plan to form an information technology group. We terminated that effort in late 1997. In June 1999, as guarantor of Orca's line of credit, we advanced $300,000 for a partial repayment of the line of credit required by the lender. In October 1999, we advanced an additional $522,000 for another partial repayment required by the lender. During the second quarter of fiscal 2000, we advanced $509,000, and early in the third quarter of fiscal 2000 we advanced $82,000, which completely repaid the guaranteed debt. During fiscal 1999, we recorded in other expense an allowance for certain expenses and the guarantee of Orca's line of credit totaling approximately $2.0 million. This allowance had the effect of writing off the entire amount of our guarantee obligation prior to fiscal 2000. As a result, the payments described above affected cash flow, but did not affect earnings during fiscal 2000. We also reserved the entire amount of an unpaid promissory note in the principal amount of $950,000 in other expense during fiscal 1998 and fiscal 1999. We do not believe that Orca is currently operating as a going concern. In September 2000, at Orca's request, and in order to facilitate a proposed sale by Orca of its assets, we signed a non-binding letter of intent to transfer the previously written-off notes and stock to a group led by Orca's chief executive officer, in exchange for a $20,000 note payable to us. We do not currently know whether that transaction will go forward. When we made the guarantee in July, 1997, some of our directors and executive officers had interests in Orca as directors, shareholders, or guarantors of Orca debt. Donald A. Wright, a director and an executive officer of Pacific Aerospace, and Nick A. Gerde, an executive officer of Pacific Aerospace, were directors of Orca until June 1997 and shareholders of Orca until May 1998. Roger Vallo, who was a director of Pacific Aerospace until January 1998, is the chief executive officer and a director of Orca. Donald Cotton, a former director of Pacific Aerospace who served until January 1998, was, and may still be, a director of Orca.

Mr. Vallo and Mr. Cotton resigned from the Pacific Aerospace Board of Directors shortly after Pacific Aerospace decided not to pursue the information technology group. Dr. Allen Dahl, a director of Pacific Aerospace until October 10, 2000, previously was a shareholder of Orca. Messrs. Wright, Gerde, Vallo and Cotton had also personally guaranteed a portion of Orca's bank debt. Since February, 1998, none of our directors or executive officers have been directors of Orca. Our transactions with Orca were approved at various times by the disinterested members of our board of directors. None of our directors or executive officers currently have any interests in Orca.

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

                    Years ended May 31, 1998, 1999 and 2000

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

(4)  Impairment of Long-Lived Assets

     Included in operating expenses in the years ended May 31, 1999 and 2000 are $4.9 million and $5.2 million in non-cash charges related to the impairment of long-lived assets. The Company reviews long-lived assets and intangibles for potential impairment of value whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The fair value of those assets is determined using the present value of the estimated future cash flows derived from those assets. During the year ended May 31, 1999 the Company determined that due to continued losses related to the Electronic Group's Displays Division that impairment of approximately $4.7 million existed in that division. The impairment was comprised of goodwill, $3.6 million, and personal property, $1.1 million. The carrying amount of goodwill was $3.6 million prior to the impairment charge and $0 after the impairment charge. The carrying amount of personal property, which consisted of manufacturing equipment, computer hardware, and office furniture, was $3.5 million before the impairment charge and $2.4 million after the impairment charge. Also, during the year ended May 31, 1999 the Company recognized an impairment charge of $0.2 million to reduce the carrying value, $1.6 million, of manufacturing equipment used in the Electronic Group's Interconnect Division to its estimated fair value, $1.4 million. During the year ended May 31, 2000 due to continuing losses, weaknesses in the commercial aerospace and transportation industries and cancellation and postponement of projects by major customers in our Engineering & Fabrication Division, the Company's evaluation resulted in the realization of a $4.6 million impairment of goodwill and a $600,000 property impairment related to the Company's U.S. Aerospace Group. The carrying amount of the goodwill was $6.6 million prior to the impairment charge and $2.0 million after the impairment charge. The carrying amount of the personal property, which consisted of manufacturing equipment, was $600,000 prior to the impairment charge and $0 after the impairment charge. The Company will continue to evaluate the assets, especially in the U.S. Aerospace Group, on a quarterly basis, until such time as the Company becomes consistently profitable. Future evaluations could result in additional impairment charges, primarily for goodwill and property, plant and equipment.

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

                                       66                            (Continued)

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

                                       67                           (Continued)

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

                                       68                            (Continued)

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

                                       69                            (Continued)

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

                                       70                            (Continued)

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

                                       72                            (Continued)

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

                                       73                            (Continued)

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

                                       74                            (Continued)

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

                                       75                            (Continued)

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

                                       76                            (Continued)

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

                                       77                           (Continued)

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


___________________

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

Board of Directors

Committees.  The Board of Directors has a number of committees, as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                                  Members as of
Committee                             Function                                                    August 18, 2000
---------                             ---------                                                   ---------------
-----------------------------------------------------------------------------------------------------------------
Option Committee                      Administers the Company's Amended and Restated Stock        Dr. Dahl
                                      Incentive Plan and 1999 Stock Incentive Plan.               Mr. Rasmussen
                                                                                                  Mr. Stemmler
-----------------------------------------------------------------------------------------------------------------
Finance and Audit Committee           Reviews the Company's accounting policies, practices,       Mr. Rasmussen
                                      internal accounting controls and financial reporting.       Mr. Stemmler
                                      Also oversees engagement of the Company's independent       Mr. Wheeler
                                      auditors and monitors management implementation of
                                      the recommendations and findings of the Company's
                                      independent auditors.
-----------------------------------------------------------------------------------------------------------------
Compensation Committee                Establishes salaries, incentives and other                  Mr. Wheeler
                                      compensation for the chief executive officer, chief         Dr. Dahl
                                      operating officer, chief financial officer, general         Mr. Rasmuss
                                      counsel, subsidiary presidents and other key
                                      employees of the Company and its subsidiaries. Also
                                      administers policies relating to compensation and
                                      benefits, including the Amended and Restated
                                      Independent Director Stock Plan and the Employee
                                      Stock Purchase Plan.
-----------------------------------------------------------------------------------------------------------------
Nominating Committee                  Recommends individuals to be presented to the               Mr. Wright.
                                      shareholders for election or reelection to the Board        Mr. Rasmussen
                                      of Directors                                                Mr. Stemmler

-----------------------------------------------------------------------------------------------------------------

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

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth in summary form the compensation paid by the Company to the Chief Executive Officer and to the Company's three most highly compensated executive officers (the "Named Executives") for services in all capacities to the Company for the last three fiscal years:

----------------------------------------------------------------------------------------------------------------
                                             Annual                Long-Term
                                          Compensation            Compensation
                                          ------------            ------------
----------------------------------------------------------------------------------------------------------------
                                                                   Securities             Other Annual
Name and Principal            Fiscal                               Underlying             Compensation
Position                       Year           Salary ($)       Options/SARs(#) /(1)/      ($)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Donald A. Wright                  2000        292,008                450,000/(2)/              5,800 /(4)/
CEO and President           ------------------------------------------------------------------------------------
                                  1999        247,551              1,000,000/(3)/              5,547/(4)/
                            ------------------------------------------------------------------------------------
                                  1998        192,000                650,000/(5)/              4,800/(6)/
                            ------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Werner Hafelfinger                2000        175,000                100,000/(2)/              2,500/(6)/
COO, VP Operations          ------------------------------------------------------------------------------------
                                  1999/(7)/    33,654                 60,000/(8)/                600/(6)/
                            ------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Nick A. Gerde                     2000        140,000                100,000/(2)/              2,500/(6)/
CFO, VP Finance,            ------------------------------------------------------------------------------------
Treasurer and                     1999        130,000                116,056/(3)/              2,400/(6)/
Assistant Secretary         ------------------------------------------------------------------------------------
                                  1998        100,000                 75,000/(5)/              2,400/(6)/
                            ------------------------------------------------------------------------------------

                            ------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Sheryl A. Symonds                 2000        176,364                100,000/(2)/                 --
VP Administration,          ------------------------------------------------------------------------------------
General Counsel and               1999        160,973                160,000/(3)/                 --
Secretary                   ------------------------------------------------------------------------------------
                                  1998/(9)/   105,000                160,000/(5)/                 --
                            ------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------

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

Option Grants Table

The following table sets forth information on grants of stock options by the Company during the year ended May 31, 2000 to the Named Executives:

-----------------------------------------------------------------------------------------------------------------------------
                                                % of Total
                                                 Options
                             Securities         Granted to
                             Underlying         Employees       Exercise or                      Grant Date
                              Options           in Fiscal       Base Price       Expiration        Present
Name                         Granted (#)          Year           ($/Share)          Date         Value/(1)/ ($)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Donald A. Wright              225,000            24.73%          $1.6875          5/31/09          $309,000
-----------------------------------------------------------------------------------------------------------------------------
                              225,000            24.73%          $1.5000          5/04/10          $324,000
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Werner Hafelfinger             50,000             5.49%          $1.6875          5/31/09          $ 69,000
-----------------------------------------------------------------------------------------------------------------------------
                               50,000             5.49%          $1.5000          5/04/10          $ 72,000
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Nick A. Gerde                  50,000             5.49%          $1.6875          5/31/09          $ 69,000
-----------------------------------------------------------------------------------------------------------------------------
                               50,000             5.49%          $1.5000          5/04/10          $ 72,000
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Sheryl A. Symonds              50,000             5.49%          $1.6875          5/31/09          $ 69,000
-----------------------------------------------------------------------------------------------------------------------------
                               50,000             5.49%          $1.5000          5/04/10          $ 72,000
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------

_____________________
/1/ Although the Company believes that it is not possible to place a value on an option, in accordance with the rules of the SEC, the Company has used a Black-Scholes model of option valuation to estimate grant date present value. The actual value realized, if any, may vary significantly from the values estimated by this model. Any future values realized will ultimately depend upon the excess of the stock price over the exercise price on the date the option is exercised. The assumptions used to estimate the grant date present value of this option were: volatility (71.86% and 121.75%); risk-free rate of return (6%); dividend yield (0%); and time of exercise (remaining life 10 years).

Aggregated Options and Fiscal Year-End Option Values

The following table summarizes the aggregate employee stock options and non-public warrants, and their market values at May 31, 2000, held by the Named
Executives:

                                       Number of Securities               Value of Unexercised
                                      Underlying Unexercised              In-the-Money Options
                                       Options at FY-end (#)               at FY-end ($) /(1)/
                                ---------------------------------------------------------------------
Name                              Exercisable      Unexercisable     Exercisable      Unexercisable
----                            ---------------  -----------------  --------------  -----------------
Donald A. Wright                   2,232,560            --                --               --
Werner Hafelfinger /(2)/             160,000            --                --               --
Nick A. Gerde                        266,178         4,878                --               --
Sheryl A. Symonds                    260,000            --                --               --

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

Employee Stock Purchase Plan

The Company's shareholders adopted the Company's 1997 Employee Stock Purchase Plan in October 1997 (the "Employee Stock Plan"). The Company has reserved for issuance under the Employee Stock Plan a maximum of 1,000,000 shares of Common Stock, subject to certain adjustments, for issuance to eligible employees of the Company and its subsidiaries. The Company pays all expenses relating to the Employee Stock Plan except expenses related to the resale of shares acquired by employees under the plan. The Employee Stock Plan is administered by the Compensation Committee of the Board of Directors. The plan administrator has designated Salomon Smith Barney, Inc. as the plan's custodian to vote the shares pursuant to the participants' instructions, keep the plan records, and provide periodic statements to participants. Under the Employee Stock Plan, eligible employees may purchase shares of the Company's Common Stock through payroll deductions ranging from a minimum of $20 bi-weekly, to a maximum of 15% of the employee's annual gross pay or $25,000. The purchase price per share is the lower of (a) 85% of fair market value on the first day of the offering period, or (b) 100% of fair market value on the last day of the offering period. The first offering period began November 1, 1998, and offering periods are one month long. Plan participants may sell their shares through the plan custodian for a discounted brokerage fee. If a participant's employment terminates before the end of any offering period, no shares are purchased for the participant during that period and the payroll deduction is returned to the participant. Between June 1, 1999 and May 31, 2000, between 107 and 171 employees participated in the Employee Stock Plan each month, purchasing stock at prices ranging between $0.7969 per share and $2.3750 per share. During fiscal 2000, a total of 142,696 shares of Common Stock were issued under the Employee Stock Plan, and a total of 209,698 shares have been issued since inception of the plan.

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

                                                             Amount and Nature of           Percentage of
Name and Address of Beneficial Owner:                        Beneficial Ownership/(1)/      Common Stock
------------------------------------                         ---------------------          -------------
Donald A. Wright/(2)/                                              2,655,710                     7.19%
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Allen W. Dahl, M.D./(3)/                                              42,401                        *
7300 Madrona Drive NE
Bainbridge Island, WA 98110

Werner Hafelfinger/(4)/                                              289,048                        *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Dale L. Rasmussen/(3)/                                                20,492                        *
c/o IMPCO Technologies, Inc.
708 Industrial Drive
Tukwila, WA  98188

Gene C. Sharratt, Ph.D./(5)/                                              --                        *
c/o North Central Educational Service District
P.O. Box 1847
Wenatchee, WA  98807

Robert M. Stemmler/(6)/                                                8,137                        *
c/o IMPCO Technologies, Inc.
16804 Gridley Place
Cerritos, CA  90703

William A. Wheeler/(3)/                                               18,092                        *
2011 Lombard Lane
Yakima, WA 98902

Nick A. Gerde/(7)/                                                   315,676                        *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Sheryl A. Symonds/(8)/                                               265,999                        *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

All executive officers and current directors as a group            3,615,555                     8.91%
(8 persons)/(9)/

____________

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

(a)(3)  Exhibits

  Exhibit
  Number      Description
     2.1      Stock Purchase Agreement, dated as of June 1, 1999, between
              Pacific Aerospace & Electronics, Inc. and the Shareholders of
              Skagit Engineering & Manufacturing, Inc./(34)/
     2.2      Asset Purchase Agreement, dated as of March 22, 2000 between
              Pacific Aerospace & Electronics, Inc., Skagit Engineering &
              Manufacturing, Inc., Nova-Tech Engineering, Inc., and the
              Shareholders of Nova-Tech Engineering, Inc./(31)/
     2.3      Exchange Agreement dated as of March 10, 2000, between Pacific
              Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics,
              Inc./(31)/
     2.4      Exchange Agreement dated as of March 17, 2000, between Pacific
              Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics,
              Inc./(31)/
     2.5      Exchange Agreement dated as of March 23, 2000, between Pacific
              Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics,
              Inc./(31)/
     2.6      Exchange Agreement dated as of March 30, 2000, between Pacific
              Aerospace & Electronics, Inc., and Post Advisory Group, Inc., and the U.S. subsidiaries of Pacific Aerospace & Electronics,
              Inc./(31)/
     3.1      Articles of Incorporation of Pacific Aerospace & Electronics,
              Inc./(6)/
     3.2      Amendment to Articles of Incorporation containing Designation of
              Rights and Preferences of Series A Convertible Preferred
              Stock, as corrected./(8)
     3.3      Amendment to Articles of Incorporation containing Designation of
              Rights and Preferences of Series B Convertible Preferred Stock.
              /(20)/
     3.4      Bylaws of Pacific Aerospace & Electronics, Inc., as amended./(35)/
     4.1      Form of specimen certificate for Common Stock./(6)/

     4.2      Form of specimen certificate for public warrants./(6)/
     4.3 Form of specimen certificate for the Series A Convertible Preferred Stock./(8)/
     4.4 Form of specimen certificate for the Series B Convertible Preferred Stock./(20)/
     4.5 Form of Common Stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998./(20)/
     4.6 Registration Rights Agreement, dated May 15, 1998 between Pacific Aerospace & Electronics, Inc. and the holders of the Series B Convertible Preferred Stock./(20)/
     4.7 Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996./(4)/
     4.8 Amendment No. 1, dated as of May 26, 2000, to the Warrant Agreement, dated as of July 1, 1996, between Pacific Aerospace & Electronics, Inc., as successor to PCT Holdings, Inc., and Interwest Transfer Co., Inc./(32)/
     4.9 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Paulson Investment Company, Inc., dated September 30, 1997./(20)/
    4.10 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Chester L. Paulson, dated September 30, 1997./(20)/
    4.11 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to M. Lorraine Maxfield dated September 30, 1997./(20)/
    4.12 Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996./(10)/
    4.13 Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996./(10)/
    4.14 Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996./(10)/
    4.15 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Robert L. Smith Unified Credit Trust dated as of February 5, 1998./(20)/
    4.16 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997./(9)/
    4.17 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997./(9)/
    4.18 Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company's Series B Convertible Preferred Stock./(20)/
    4.19 Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
    4.20 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company./(18)/
    4.21 Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co.,

              Inc. and BancBoston Securities Inc./(18)/
    4.22      Form of Global Note by Pacific Aerospace & Electronics, Inc./(18)/
    4.23 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc./(25)/
    4.24 Form of Stock Purchase Agreement used in Spring 2000 private placement./(31)/
    4.25 Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
    4.26 Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
    4.27 Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000./(33)/
    4.28 Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
    4.29 Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000. /(33)/
    4.30 Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
    4.31 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000./(33)/
    4.32 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
    4.33 Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000./(34)/
    4.34 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
    4.35 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
    4.36 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
    4.37 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
    10.1      Amended and Restated Stock Incentive Plan./(5)/
    10.2      Amendment No. 1 to the Amended and Restated Stock Incentive Plan.
              /(19)/
    10.3      Amended and Restated Independent Director Stock Plan./(21)/
    10.4      1999 Stock Incentive Plan /(30)/
    10.5      1997 Employee Stock Purchase Plan./(11)/
    10.6 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(9)/
    10.7 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
    10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger./(27)/
    10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde./(9)/
   10.10 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds./(12)/
   10.11 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc.

              to KeyBank National Association./(15)/
   10.12 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/
   10.13 Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
   10.14 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
   10.15 Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association/(29)/
   10.16 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
   10.17 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
   10.18 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc./(22)/
   10.19 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
   10.20 General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(31)/
   10.21 Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(1)(31)/
   10.22 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998./(1)(20)/
   10.23 Option to Purchase, dated January 29, 199, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
   10.24 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(27)/
   10.25      Incentive Compensation Program./(35)/
   10.26 Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(35)/
   10.27 Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(37)/
   10.28 Modification and/or Extension Agreement, dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(37/
   10.29 Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(37)/
    21.1      List of Subsidiaries./(34)/
    23.1      Consent of KPMG LLP./(38)/
    27.1      Financial Data Schedule./(34)/
_______________
/(1)/ Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.
/(2)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.
/(3)/ Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on June 19, 1996.

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

/(29)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
/(30)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
/(31)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.
/(32)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2000.
/(33)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2000.
/(34)/  Previously filed with this report.
/(35)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.
/(36)/ Filed on October 13, 2000 with the first amendment on Form 10-K/A to this report.
/(37)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.
/(38)/  Filed with this amended report.



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

Date: January 18, 2001.


                                   PACIFIC AEROSPACE & ELECTRONICS, INC.


                                   By /s/ DONALD A. WRIGHT
                                      --------------------
                                   DONALD A. WRIGHT
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the following capacities on January 18, 2001.

Signatures                       Title
----------                       -----


/s/ DONALD A. WRIGHT             President, Chief Executive Officer, and
-----------------------------    Chairman of the Board
DONALD A. WRIGHT                 (Principal Executive Officer)


/s/ NICK A GERDE                 Vice President Finance, Chief Financial
-----------------------------    Officer, Treasurer, and Assistant Secretary
NICK A. GERDE                    (Principal Financial and Accounting Officer)


/s/ WERNER HAFELFINER            Director, Vice President Operations and Chief
-----------------------------    Operating Officer
WERNER HAFELFINGER


/s/ DALE L. RASMUSSEN            Director
-----------------------------
DALE L. RASMUSSEN


/s/ WILLIAM A. WHEELER           Director
-----------------------------
WILLIAM A. WHEELER


/s/ ROBERT M. STEMMLER           Director
-----------------------------
ROBERT M. STEMMLER


/s/ GENE C. SHARRATT, Ph.D.      Director
-----------------------------
GENE C. SHARRATT, Ph.D.