Form 10-Q/A
period 2000-08-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2001-01-18
CIK 790023

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Consolidated Statements of Operations and Comprehensive Income - First Quarters Ended August 31, 2000 and 1999

Consolidated Statements of Cash Flow - First Quarters Ended August 31, 2000 and 1999

Management's Statement and Notes to Unaudited Consolidated Financial Statements
- First Quarter Ended August 31, 2000

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       August 31, 2000 and May 31, 2000

                                                                                       August 31,                  May 31,
                                                                                          2000                      2000
                                     ASSETS                                            (Unaudited)                (Audited)
-------------------------------------------------------------------------             --------------            --------------
CURRENT ASSETS
   Cash                                                                               $            -            $    2,154,000
   Accounts  receivable, net                                                              21,349,000                21,210,000
   Inventories                                                                            29,223,000                27,849,000
   Deferred income taxes                                                                     867,000                   872,000
   Prepaid expense and other current assets                                                2,089,000                 1,668,000
                                                                                      --------------            --------------
             Total Current Assets                                                         53,528,000                53,753,000
                                                                                      --------------            --------------

PROPERTY AND EQUIPMENT, NET                                                               42,774,000                44,076,000
                                                                                      --------------            --------------
OTHER ASSETS
   Costs in excess of net book value of acquired subsidiaries, net                        36,780,000                38,291,000
   Patents, net                                                                            1,132,000                 1,158,000
   Deferred financing costs, net                                                           3,528,000                 3,597,000
   Deferred income taxes                                                                   2,813,000                 3,006,000
   Other assets                                                                              395,000                   404,000
                                                                                      --------------            --------------
             Total Other Assets                                                           44,648,000                46,456,000
                                                                                      --------------            --------------

TOTAL ASSETS                                                                          $  140,950,000            $  144,285,000
                                                                                      ==============            ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                                   $   11,797,000            $   10,630,000
   Accrued liabilities                                                                     3,894,000                 4,589,000
   Accrued interest                                                                          597,000                 2,372,000
   Current portion of long-term debt                                                       1,088,000                 1,098,000
   Current portion of capital lease obligations                                              477,000                   504,000
   Line of credit                                                                          6,410,000                 5,379,000
                                                                                      --------------            --------------
             Total Current Liabilities                                                    24,263,000                24,572,000
                                                                                      --------------            --------------

LONG-TERM LIABILITIES
   Long-term debt, net of current portion                                                  3,890,000                 4,161,000
   Capital lease obligations, net of current portion                                         965,000                 1,065,000
   Senior subordinated notes payable                                                      63,700,000                63,700,000
   Deferred income taxes                                                                     677,000                   703,000
   Deferred rent and other                                                                   316,000                   316,000
                                                                                      --------------            --------------
             Total Long Term Liabilities                                                  69,548,000                69,945,000
                                                                                      --------------            --------------

Total Liabilities                                                                         93,811,000                94,517,000
                                                                                      --------------            --------------
STOCKHOLDERS' EQUITY
   Convertible preferred stock                                                                     -                         -
   Common stock                                                                               34,000                    30,000
   Additional paid in capital                                                             85,060,000                83,173,000
   Accumulated other comprehensive income                                                 (8,516,000)               (6,250,000)
   Accumulated deficit                                                                   (29,439,000)              (27,185,000)
                                                                                      --------------            --------------
             Total Stockholders' Equity                                                   47,139,000                49,768,000
                                                                                      --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                            $  140,950,000            $  144,285,000
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

                                                     Quarters Ended
                                         -----------------------------------
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

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                 First Quarters Ended August 31, 2000 and 1999


                                                                              Quarters Ended
                                                               -----------------------------------------------
                                                                 August 31,                     August 31,
                                                                    2000                           1999
                                                                 (Unaudited)                    (Unaudited)
                                                                 -----------                    -----------
CASH FLOW FROM OPERATING ACTIVITIES
         Net cash used in operating activities                    $(3,864,000)                   $(2,959,000)
                                                                 ------------                    -----------
CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                       (813,000)                    (1,200,000)
     Acquisition of subsidiaries                                            -                     (1,282,000)
     Increase in notes receivable                                           -                     (1,365,000)
                                                                 ------------                    -----------
         Net cash used in investing activities                       (813,000)                    (3,847,000)
                                                                 ------------                    -----------
CASH FLOW FROM FINANCING ACTIVITIES
     Net borrowings under line of credit                            1,042,000                      2,600,000
     Proceeds from long-term debt                                      26,000                              -
     Payments on long term debt and capital leases                   (407,000)
     Sale of common stock, net of issuance costs                    1,891,000                         27,000
                                                                 ------------                    -----------
         Net cash provided by financing activities                  2,552,000                      1,418,000
                                                                 ------------                    -----------
NET CHANGE IN CASH                                                 (2,125,000)                    (5,388,000)

CASH AT BEGINNING OF PERIOD                                         2,154,000                      8,134,000
EFFECT OF EXCHANGE RATES ON CASH                                      (29,000)                      (138,000)
                                                                 ------------                    -----------

CASH AT END OF PERIOD                                             $         -                    $ 2,608,000
                                                                 ============                    ===========

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

Management's Statement
----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position as of August 31, 2000 and May 31, 2000, the consolidated results of operations for the quarters ended August 31, 2000 and August 31, 1999, and the consolidated statements of cash flows for the quarters ended August 31, 2000 and August 31, 1999. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended May 31, 2000 and 1999.

The results of operations for the quarter August 31, 2000 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

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

Potential amounts of shares that were not included in the computation of weighted average diluted shares were 7,043,344, which represents warrants and options outstanding as of August 31, 2000. This amount does not include a currently undeterminable number of shares issuable with respect to the adjustable warrants or the vesting warrants issued in the Company's Summer 2000 private placement, which could be material.

Note 2: Inventories
        -----------

Components of inventories are as follows:

                                            August 31,           May 31,
                                               2000               2000
                                               ----               ----

Raw materials                             $   8,303,000       $  7,176,000

Work in progress                             13,079,000         13,580,000

Finished goods                                7,841,000          7,093,000
                                          -------------       ------------

     Total                                $  29,223,000       $ 27,849,000
                                          =============       ============

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

Quarter ended August 31, 2000

                                                                                          Corporate,
                                         U.S.           European           U.S.           other and
                                       Aerospace        Aerospace       Electronics      eliminations        Total
                                      -----------      -----------     -------------     -------------     ---------
Net sales to customers              $   7,250,000      12,622,000       7,771,000                          27,643,000
Net sales between segments                122,000               -               -          (122,000)                -
Income (loss) from operations          (1,180,000)        370,000       2,642,000        (1,722,000)          110,000
Interest expense                           96,000       1,026,000          33,000         1,141,000         2,296,000
Other income (expense)                     11,000               -          36,000                 -            47,000

Quarter ended August 31, 1999

                                                                                         Corporate,
                                        U.S.            European          U.S.           other and
                                      Aerospace        Aerospace       Electronics      eliminations         Total
                                      ---------        ---------       -----------      ------------         -----
Net sales to customers              $   7,889,000      14,373,000       6,309,000                 -        28,571,000
Net sales between segments                 35,000               -               -           (35,000)                -
Income (loss) from operations             380,000         967,000       1,508,000        (1,399,000)        1,456,000
Interest income                                 -          30,000               -            18,000            48,000
Interest expense                          110,000       1,100,000          35,000         1,303,000         2,548,000
Other income (expense)                     11,000               -           7,000           (15,000)            3,000

Note 5:  Consolidating Condensed Financial Statements
         --------------------------------------------

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

                     Pacific Aerospace & Electronics, Inc.
                     Consolidating Condensed Balance Sheet
                                August 31, 2000

                                                                                       NON-
                                                                    GUARANTOR         GUARANTOR
                                                      PARENT       SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ------       ------------      ------------     ------------     ------------
ASSETS
------

CURRENT ASSETS
       Cash                                      $     (45,000)   $      45,000      $          -   $            -    $           -
       Accounts receivable, net                              -       10,065,000        11,754,000         (470,000)      21,349,000
       Inventories                                           -       19,231,000         9,992,000                -       29,223,000
       Other                                         2,002,000        1,375,000           584,000       (1,005,000)       2,956,000
                                                 -------------    -------------      ------------   --------------    -------------
             Total current assets                    1,957,000       30,716,000        22,330,000       (1,475,000)      53,528,000

PROPERTY, PLANT, AND EQUIPMENT, net                  6,356,000       22,602,000        13,816,000                -       42,774,000

OTHER ASSETS
       Costs in excess of net book value
             of acquired subsidiaries, net                   -        3,265,000        33,515,000                -       36,780,000
       Investment in and loans to subsidiaries     104,945,000       71,744,000                 -     (176,689,000)               -
       Other                                         7,167,000          701,000                                  -        7,868,000
                                                 -------------    -------------      ------------   --------------    -------------
             Total other assets                    112,112,000       75,710,000        33,515,000     (176,689,000)      44,648,000
                                                 -------------    -------------      ------------   --------------    -------------

TOTAL ASSETS                                     $ 120,425,000    $ 129,028,000      $ 69,661,000   $ (178,164,000)   $ 140,950,000
                                                 =============    =============      ============   ==============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
       Accounts payable                          $     589,000    $   5,403,000      $  6,275,000   $     (470,000)   $  11,797,000
       Current portion of long-term debt               161,000          927,000                 -                -        1,088,000
       Line of credit                                6,300,000                -           110,000                -        6,410,000
       Other                                         1,187,000        2,497,000         2,289,000       (1,005,000)       4,968,000
                                                 -------------    -------------      ------------   --------------    -------------
             Total current liabilities               8,237,000        8,827,000         8,674,000       (1,475,000)      24,263,000

LONG-TERM LIABILITIES
       Long-term debt, net of current portion       64,921,000        2,669,000                 -                -       67,590,000
       Intercompany note and loan payable                    -       70,401,000        35,457,000     (105,858,000)               -
       Other                                           125,000          644,000         1,189,000                -        1,958,000
                                                 -------------    -------------      ------------   --------------    -------------
             Total long-term liabilities            65,046,000       73,714,000        36,646,000     (105,858,000)      69,548,000

SHAREHOLDERS' EQUITY
       Convertible preferred stock                           -                -                 -                -                -
       Common stock                                     34,000       56,139,000        33,710,000      (89,849,000)          34,000
       Additional paid-in capital                   85,060,000                -                 -                -       85,060,000
       Accumulated other comprehensive loss         (8,516,000)               -        (8,516,000)       8,516,000       (8,516,000)
       Accumulated deficit                         (29,436,000)      (9,652,000)         (853,000)      10,502,000      (29,439,000)
                                                 -------------    -------------      ------------   --------------    -------------
             Total shareholders' equity             47,142,000       46,487,000        24,341,000      (70,831,000)      47,139,000
                                                 -------------    -------------      ------------   --------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 120,425,000    $ 129,028,000      $ 69,661,000   $ (178,164,000)   $ 140,950,000
                                                 =============    =============      ============   ==============    =============

                     Pacific Aerospace & Electronics, Inc.
                     Consolidating Condensed Balance Sheet
                                 May 31, 2000


                                                                  GUARANTOR        NON-GUARANTOR
                                                      PARENT     SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ------     ------------       ------------     ------------     ------------
ASSETS
------

CURRENT ASSETS
        Cash                                    $    (184,000)   $      58,000    $   2,280,000    $           -    $   2,154,000
        Accounts receivable, net                            -        9,047,000       12,527,000         (364,000)      21,210,000
        Inventories                                         -       17,307,000       10,542,000                -       27,849,000
        Other                                         895,000        1,145,000          500,000                -        2,540,000
                                                -------------    -------------    -------------    -------------    -------------
             Total current assets                     711,000       27,557,000       25,849,000         (364,000)      53,753,000

PROPERTY, PLANT, AND EQUIPMENT, net                 6,340,000       22,995,000       14,741,000                -       44,076,000

OTHER ASSETS
        Costs in excess of net book value
             of acquired subsidiaries, net                  -        3,296,000       34,995,000                -       38,291,000
        Investment in  and loans to subsidiaries  111,792,000       72,618,000                      (184,410,000)              --
        Other                                       5,183,000        2,982,000                -                 -       8,165,000
                                                -------------    -------------    -------------    -------------    -------------
             Total other assets                   116,975,000       78,896,000       34,995,000     (184,410,000)      46,456,000
                                                -------------    -------------    -------------    -------------    -------------
TOTAL ASSETS                                    $ 124,026,000    $ 129,448,000    $  75,585,000    $(184,774,000)   $ 144,285,000
                                                =============    =============    =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
        Accounts payable                        $     667,000    $   3,729,000    $   6,598,000    $    (364,000)   $  10,630,000
        Current portion of long-term debt             170,000          928,000                -                -        1,098,000
        Line of credit                              5,379,000                -                -                -        5,379,000

        Other                                       2,989,000        2,898,000        1,578,000                -        7,465,000
                                                -------------    -------------    -------------    -------------    -------------
             Total current liabilities              9,205,000        7,555,000        8,176,000         (364,000)      24,572,000

LONG-TERM LIABILITIES
        Long-term debt, net of current portion     64,928,000        2,933,000                -                -       67,861,000
        Intercompany loan payable                           -       71,484,000       38,957,000     (110,441,000)               -
        Other                                         125,000          706,000        1,253,000               --        2,084,000
                                                -------------    -------------    -------------    -------------    -------------
             Total long-term liabilities           65,053,000       75,123,000       40,210,000     (110,441,000)      69,945,000

SHAREHOLDERS' EQUITY
        Convertible preferred stock                         -                -                -                -                -
        Common stock                                   30,000       56,139,000       33,710,000      (89,849,000)          30,000
        Additional paid-in capital                 83,173,000               --                -                -       83,173,000
        Accumulated other comprehensive loss       (6,250,000)              --       (6,250,000)       6,250,000       (6,250,000)
        Accumulated deficit                       (27,185,000)      (9,369,000)        (261,000)       9,630,000      (27,185,000)
                                                -------------    -------------    -------------    -------------    -------------
             Total shareholders' equity            49,768,000       46,770,000       27,199,000      (73,969,000)      49,768,000
                                                -------------    -------------    -------------    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 124,026,000    $ 129,448,000    $  75,585,000    $(184,744,000)   $ 144,285,000
                                                =============    =============    =============    =============    =============

                     Pacific Aerospace & Electronics, Inc.
   Consolidating Condensed Statement of Operations and Comprehensive Income
                     For the Quarter Ended August 31, 2000

                                                                        GUARANTOR        NON-GUARANTOR
                                                           PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                           ------       ------------     -------------   ------------  ------------
Net Sales                                               $          -    $ 15,781,000   $  12,622,000    $  (760,000)   $ 27,643,000
Cost of Sales                                                      -      12,328,000      11,153,000       (760,000)     22,721,000
                                                        ------------    ------------   -------------    -----------   --------------

        Gross profit                                               -       3,453,000       1,469,000              -       4,922,000

Operating expenses                                         1,726,000       3,649,000       1,099,000     (1,662,000)      4,812,000
                                                        ------------    ------------   -------------    -----------   -------------

        Income (loss) from operations                     (1,726,000)       (196,000)        370,000      1,662,000         110,000

Other income (expense)
        Parent's share of subsidiaries net income           (875,000)              -               -        875,000               -
        Interest expense                                  (2,141,000)     (1,139,000)     (1,026,000)     2,010,000      (2,296,000)
        Other                                              2,667,000       1,052,000               -     (3,672,000)         47,000
                                                        ------------    ------------   -------------    -----------   -------------
           Total other expense                              (349,000)        (87,000)     (1,026,000)      (787,000)     (2,249,000)
                                                        ------------    ------------   -------------    -----------   --------------

        Income (loss) before income taxes                 (2,075,000)       (283,000)       (656,000)       875,000      (2,139,000)

Income tax benefit (expense)                                (177,000)              -          64,000              -        (113,000)
                                                        ------------    ------------   -------------    -----------   --------------

        Net loss                                          (2,252,000)       (283,000)       (592,000)       875,000      (2,252,000)

Other comprehensive loss
        Foreign currency translation, net of tax          (2,266,000)              -      (2,266,000)     2,266,000      (2,266,000)
                                                        ------------    ------------   -------------    -----------   --------------
        Comprehensive loss                              $ (4,518,000)   $   (283,000)  $  (2,858,000)   $ 3,141,000    $ (4,518,000)
                                                        ============    ============   =============    ===========   ==============

                     Pacific Aerospace & Electronics, Inc.
   Consolidating Condensed Statement of Operations and Comprehensive Income
                     For the Quarter Ended August 31, 1999

                                                                   GUARANTOR     NON-GUARANTOR
                                                     PARENT       SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                     ------       ------------    ------------      ------------     ------------
Net Sales                                      $          --    $   14,511,000   $  14,373,000      $   (313,000)    $  28,571,000
Cost of Sales                                             --        10,573,000      11,751,000          (313,000)       22,011,000
                                                ------------    --------------   -------------      ------------     -------------
     Gross profit                                         --         3,938,000       2,622,000                --         6,560,000

Operating expenses                                 1,567,000         3,202,000       1,655,000        (1,320,000)        5,104,000
                                               -------------    --------------   -------------      ------------     -------------
     Income (loss) from operations                (1,567,000)          736,000         967,000         1,320,000         1,456,000

Other income (expense)
     Parent's share of subsidiaries net loss         (73,000)               --              --            73,000                --
     Interest expense                             (2,390,000)       (1,228,000)     (1,100,000)        2,170,000        (2,548,000)
     Other                                         2,413,000         1,098,000          30,000        (3,490,000)           51,000
                                               -------------    --------------   -------------      ------------     -------------
       Total other expense                           (50,000)         (130,000)     (1,070,000)       (1,247,000)       (2,497,000)
                                               -------------    --------------   -------------      ------------     -------------
     Income (loss) before income taxes            (1,617,000)          606,000        (103,000)           73,000        (1,041,000)

Income tax benefit (expense)                          (6,000)         (207,000)       (252,000)               --          (465,000)
                                               -------------    --------------   -------------      ------------     -------------
     Net income (loss)                            (1,623,000)          399,000        (355,000)           73,000        (1,506,000)

Other comprehensive income (loss)
     Foreign currency translation, net of tax          4,000                --          (2,000)               --             2,000
                                               -------------    --------------   -------------      ------------     -------------
     Comprehensive income (loss)               $  (1,619,000)   $      399,000   $    (357,000)     $     73,000     $  (1,504,000)
                                               =============    ==============   =============      ============     =============

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Cash Flows
                     For the Quarter Ended August 31, 2000

                                                                         GUARANTOR     NON-GUARANTOR
                                                                PARENT  SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                                ------  ------------   -------------    ------------   ------------
 CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
   Net cash provided by (used in)
   operating activities                                   $ (3,558,000) $ (2,503,000)  $   1,359,000    $    838,000   $ (3,864,000)

CASH FLOW FROM INVESTING ACTIVITIES:
------------------------------------
 Acquisition of property, plant and equipment                 (144,000)     (450,000)       (219,000)              -       (813,000)
 Investment in and loans to subsidiaries                     1,045,000     3,500,000               -      (4,545,000)             -
 Other changes, net                                                  -             -               -               -              -
                                                          ------------   -----------   -------------    ------------   ------------
   Net cash provided by (used in) investing activities         901,000     3,050,000        (219,000)     (4,545,000)      (813,000)

CASH FLOW FROM FINANCING ACTIVITIES:
------------------------------------
 Net borrowings under line of credit                           921,000                       121,000               -      1,042,000
 Payments on long-term debt and capital leases                 (42,000)     (353,000)        (12,000)              -       (407,000)
 Proceeds from long-term debt                                   26,000             -               -               -         26,000
 Proceeds from sale of common stock,                         1,891,000             -               -               -      1,891,000
 Other changes, net                                                  -      (207,000)     (3,500,000)      3,707,000              -
                                                          ------------  ------------   -------------    ------------   ------------
   Net cash provided by (used in) financing activities       2,796,000      (560,000)     (3,391,000)      3,707,000      2,552,000

 NET CHANGE IN CASH                                            139,000       (13,000)     (2,251,000)              -     (2,125,000)

 CASH AT BEGINNING OF PERIOD                                  (184,000)       58,000       2,280,000               -      2,154,000
 EFFECT OF EXCHANGE RATES ON CASH                                    -             -         (29,000)              -        (29,000)
                                                          ------------  ------------   -------------    ------------   ------------
 CASH AT END OF PERIOD                                    $    (45,000) $     45,000   $           -    $          -   $          -
                                                          ============  ============   =============    ============   ============
SUPPLEMENTAL CASH FLOW:
-----------------------
 Noncash operating expenses related to:
   Depreciation                                           $    129,000  $    849,000   $     614,000    $          -   $  1,592,000
   Amortization                                                      -       102,000         230,000               -        332,000
 Cash paid during the period for:
   Interest                                               $  3,751,000  $    130,000   $      25,000    $          -   $  3,906,000
   Income taxes                                                      -             -               -               -              -

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Cash Flows
                     For the Quarter Ended August 31, 1999

                                                                          GUARANTOR   NON-GUARANTOR
                                                              PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                              ------    ------------   ------------    ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
-----------------------------------
     Net cash provided by (used in)
       operating activities                               $(1,614,000)   $   938,000    $(2,356,000)   $    73,000     $(2,959,000)

CASH FLOW FROM INVESTING ACTIVITIES:
-----------------------------------
  Acquisition of property, plant and equipment               (330,000)      (369,000)      (501,000)             -      (1,200,000)
  Acquisition of subsidiaries                              (1,282,000)             -              -              -      (1,282,000)
  Other changes, net                                       (1,890,000)             -         85,000        440,000      (1,365,000)
                                                          -----------    -----------    -----------    -----------     -----------
     Net cash provided by (used in) investing activities   (3,502,000)      (369,000)      (416,000)       440,000      (3,847,000)

CASH FLOW FROM FINANCING ACTIVITIES:
-----------------------------------
  Net borrowings under line of credit                       2,600,000              -              -              -       2,600,000
  Payments on long-term debt and capital leases                (6,000)    (1,189,000)       (14,000)             -      (1,209,000)
  Proceeds from sale of common stock, net                      27,000              -              -              -          27,000
  Other changes, net                                          (85,000)       548,000         50,000       (513,000)              -
                                                          -----------    -----------    -----------    -----------     -----------
     Net cash provided by (used in) financing activities    2,536,000       (641,000)        36,000       (513,000)      1,418,000

  NET CHANGE IN CASH                                       (2,580,000)       (72,000)    (2,736,000)             -      (5,388,000)

  CASH AT BEGINNING OF PERIOD                               1,798,000         39,000      6,297,000              -       8,134,000
  EFFECT OF EXCHANGE RATES ON CASH                                  -              -       (138,000)             -        (138,000)
                                                          -----------    -----------    -----------    -----------     -----------
  CASH AT END OF PERIOD                                   $  (782,000)   $   (33,000)   $ 3,423,000    $         -     $ 2,608,000
                                                          ===========    ===========    ===========    ===========     ===========
SUPPLEMENTAL CASH FLOW:
----------------------
  Noncash operating expenses related to:
     Depreciation                                         $   107,000    $   759,000    $   682,000    $         -     $ 1,548,000
     Amortization                                                   -        102,000        243,000              -         345,000
  Cash paid during the period for:
     Interest                                               4,368,000        144,000     (3,527,000)     3,510,000       4,529,000
     Income taxes                                                   -              -              -              -               -

Inventories consist of the following:
                                              August 31,           May 31,
                                                 2000               2000
                                                 ----               ----

Guarantor subsidiaries
      Raw materials                         $  6,577,000       $  5,492,000
      Work in progress                         6,021,000          5,439,000
      Finished goods                           6,633,000          6,376,000
                                            ------------       ------------
                                            $ 19,231,000       $ 17,307,000
                                            ============       ============

Non-guarantor subsidiaries
      Raw materials                         $  1,727,000       $  1,712,000
      Work in progress                         7,058,000          8,142,000
      Finished goods                           1,207,000            688,000
                                            ------------       ------------
                                            $  9,992,000       $ 10,542,000
                                            ============       ============

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

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the quarter multiplied by 360 days, decreased to 69.5 days for the quarter ended August 31, 2000 from 76.6 days for the quarter ended August 31, 2000. This decrease was due primarily to a decrease in accounts receivable in our European Aerospace Group. This decrease was due to a concerted effort by the management of the group to increase collection efforts.

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

Inventory turnover, as calculated by dividing annualized sales volume for the quarter by ending inventory, decreased to 3.78 turns for the quarter ending August 31, 2000 from 4.31 turns for the quarter ending August 31, 1999. The decrease in the number of inventory turns was due to lower sales volumes in our U.S. Aerospace Group coupled with higher inventory levels in our U.S. Aerospace Group. Inventory levels increased in our U.S. Aerospace Group due to diversification efforts. With the slowdown in commercial aerospace sales, inventory used for those products have not been depleted. At the same time efforts to diversify into other non-commercial aerospace products, such as telecommunications products, has required a build up of inventory to support production. We expect that our inventory turns will increase in future periods.

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

Liquidity and Capital Resources
-------------------------------

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

At May 31, 2000, our primary banking relationships included a revolving line of credit of up to $6.3 million in the U.S. and a revolving line of credit of up to approximately $5.0 million ((pound)3.5 million) in the U.K. As of August 31, 2000 the U.S. line was drawn $6.3 million and the U.K. line was drawn $0.1 million. Our U.S. operating line of credit expired on September 5, 2000, and has been extended through November 5, 2000. Our senior lender in the U.S. is currently evaluating whether and upon what terms it will renew our credit line. Our line of credit in the U.K. expires in November 2000. We expect to request renewal of that line. We can offer no assurance that our existing credit facilities will be renewed or that they will remain available on acceptable terms or at all. If we are unable to renew our credit lines, we may not have enough cash to fund our operations.

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

The notice of the 2000 annual meeting of shareholders was first mailed to our shareholders on September 7, 2000. Accordingly, under the new bylaw provisions, the deadline for the required notice to be received by the Company for the 2001 annual meeting is May 10, 2001. The foregoing is a summary of the amended bylaw provisions, and shareholders must comply with all of the requirements of the amended bylaws provisions, which are included in sections 1.11 and 1.12 of the bylaws filed as an exhibit to this report.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a. Exhibits.

The following documents are filed as exhibits to this Quarterly Report:


  Exhibit
   Number   Description

      3.1   Articles of Incorporation of Pacific Aerospace & Electronics,
            Inc./(6)/
      3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected./(8)/
      3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. /(20)/
      3.4   Bylaws of Pacific Aerospace & Electronics, Inc., as amended./(35)/
      4.3 Form of specimen certificate for the Series A Convertible Preferred Stock./(8)/
      4.4 Form of specimen certificate for the Series B Convertible Preferred Stock./(20)/
      4.5 Form of Common Stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998./(20)/
      4.6 Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
      4.7 Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
      4.8 Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000. /(33)/
      4.9 Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000. /(33)/
     4.10 Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000. /(33)/
     4.11 Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000. /(33)/
     4.12 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000. /(33)/
     4.13 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000. /(33)/
     4.14 Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000. /(34)/
     4.15 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
     4.16 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
     4.17 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
     4.18 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
     10.1   Amended and Restated Stock Incentive Plan./(5)/
     10.2   Amendment No. 1 to the Amended and Restated Stock Incentive Plan.
            /(19)/

     10.3   Amended and Restated Independent Director Stock Plan./(21)/
     10.4   1999 Stock Incentive Plan /(30)/
     10.5   1997 Employee Stock Purchase Plan./(11)/
     10.6 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(9)/
     10.7 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
     10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger. /(27)/
     10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde./(9)/
    10.10 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds./(12)/
    10.11 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/
    10.12   Incentive Compensation Program.  /(35)/
    10.13 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/
    10.14 Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association. /(29)/
    10.15 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
    10.16 Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association /(29)/
    10.17 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
    10.18 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
    10.19 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc./(22)/
    10.20 Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & s, Inc. and KeyBank National Association./(35)/
    10.21 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
    10.22 General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group). /(31)/
    10.23 Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(1)(31)/
    10.24 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998./(1)(20)/
    10.25 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. /(27)/
    10.26 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County. /(27)/
     27.1   Financial Data Schedule. /(35)/

---------------

/(1)/ Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.
/(2)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.
/(3)/ Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on June 19, 1996.
/(4)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.
/(5)/ Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.
/(6)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.
/(7)/ Incorporated by reference to the Company's Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.
/(8)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.
/(9)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.
/(10)/ Incorporated by reference to the Company's Registration Statement on Form S-8 filed on June 11, 1997.
/(11)/ Incorporated by reference to the Company's Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.
/(12)/ Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.
/(13)/ Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.
/(14)/ Incorporated by reference to the Company's Registration Statement on Form S-3 filed on December 3, 1997.
/(15)/ Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.
/(16)/ Incorporated by reference to the Company's Current Report on Form 8-K/A, filed on May 1, 1998.
/(17)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 1998.
/(18)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
/(19)/  Incorporated by reference to the
        Company's Registration Statement on Form S-8 filed on November 7, 1997.by reference to the Company's Annual Report on Form 10-K for the fiscal year ending May 31, 1998.
/(21)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1998.
/(22)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.
/(23)/ Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 30, 1998.
/(24)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.
/(25)/ Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.

/(26)/ Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.
/(27)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
/(28)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.
/(29)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
/(30)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
/(31)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.
/(32)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2000.
/(33)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2000.
/(34)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 2000.
/(35)/  Previously filed with this report.

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

                                  PACIFIC AEROSPACE & ELECTRONICS, INC.


Date: January 18, 2001            /s/ Donald A. Wright
                                  ----------------------------------------------
                                  Donald A. Wright
                                  President, Chief Executive Officer, and
                                  Chairman of the Board
                                  (Principal Executive Officer)


Date: January 18, 2001            /s/ Nick A. Gerde
                                  ----------------------------------------------
                                  Nick A. Gerde
                                  Vice President Finance, Chief Financial
                                  Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

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

    10.4  1999 Stock Incentive Plan /(30)/
    10.5  1997 Employee Stock Purchase Plan./(11)/
    10.6 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(9)/
    10.7 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
    10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger./(27)/
    10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde./(9)/
   10.10 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds./(12)/
   10.11 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/
   10.12  Incentive Compensation Program./(35)/
   10.13 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/
   10.14 Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
   10.15 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
   10.16 Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association /(29)/
   10.17 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
   10.18 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
   10.19 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc./(22)/
   10.20 Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(35)/
   10.21 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
   10.22 General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(31)/
   10.23 Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(1)(31)/
   10.24 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998./(1)(20)/
   10.25 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
   10.26 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(27)/
    27.1  Financial Data Schedule./(35)/
_________________

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

/(26)/ Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.
/(27)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
/(28)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.
/(29)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
/(30)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
/(31)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.
/(32)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2000.
/(33)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2000.
/(34)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 2000.
/(35)/  Previously filed with this report.