Form 10-Q/A
period 2000-02-29
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2001-01-26
CIK 790023

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

For:            9,818,211
Against:          694,798
Abstain:           88,392

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


Nasdaq

In our Quarterly Report on Form 10-Q for the quarter ended November 30, 1999, we reported that we received a letter from Nasdaq raising a concern regarding the continued listing of our shares of Common Stock on the Nasdaq National Market System because the Common Stock had failed to maintain a minimum bid price greater than or equal to $1.00. The minimum bid price of our Common Stock exceeded $1.00 after December 29, 1999, and on February 1, 2000 we received a letter from Nasdaq notifying us that the Common Stock was in compliance with the applicable rule and the matter had been closed.

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

     10.16       Demand Promissory Note, dated October 5, 1999, from Orca
                 Technologies, Inc. to Pacific Aerospace & Electronics,
                 Inc./(29)/
     10.17       Agreement Regarding Repayment Under Guarantee, dated October 5,
                 1999, between Pacific Aerospace & Electronics, Inc. and Orca
                 Technologies, Inc./(29)/
     10.18       Promissory Note, dated March 18, 1998, from Pacific Aerospace &
                 Electronics, Inc. to KeyBank National Association./(15)/
     10.19       Security Agreement, dated March 18, 1998, from Pacific
                 Aerospace & Electronics, Inc. to KeyBank National
                 Association./(15)/
     10.20       Facility Letter, dated July 30, 1998, from Barclays Bank plc to
                 Aeromet International plc./(20)/
     10.21       Loan Agreement, dated September 7, 1999, between Pacific
                 Aerospace & Electronics, Inc. and KeyBank National Association.
                 /(29)/
     10.22       Promissory Note, dated September 22, 1998, from Pacific
                 Aerospace & Electronics, Inc. to KeyBank National
                 Association./(22)/
     10.23       Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank
                 National Association./(29)/
     10.24       Commercial Security Agreement, dated September 7, 1999, between
                 Pacific Aerospace & Electronics, Inc. and KeyBank National
                 Association./(29)/
     10.25       Promissory Note, dated September 30, 1998, from Pacific
                 Aerospace & Electronics, Inc. to KeyBank National
                 Association./(22)/
     10.26       Deed of Trust, dated September 30, 1998, between Pacific
                 Aerospace & Electronics, Inc., KeyBank National Association and
                 Land Title Company, Chelan-Douglas County, Inc./(22)/
     10.27       General Terms Agreement No. BCA-65323-0458 dated December 20,
                 1999, between The Boeing Company and Pacific Aerospace &
                 Electronics, Inc. (U.S. Aerospace Group and European Aerospace
                 Group)./(31)/
     10.28       Special Business Provisions No. POP-65323-0519 dated December
                 20, 1999, between The Boeing Company and Pacific Aerospace &
                 Electronics, Inc. (U.S. Aerospace Group and European Aerospace
                 Group)./(1)//(32)/
     10.29       Long Term Agreement No. 0108098 between Northrop Grumman
                 Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998./(1)//(20)/
     10.30       Option to Purchase, dated January 29, 1999, between Pacific
                 Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
     10.31       Real Estate Agreement, dated January 15, 1999, between Pacific
                 Aerospace & Electronics, Inc. and the Port of Chelan County.
                 /(27)/
     10.32       Operating Agreement, dated as of April 23, 1999, between
                 Pacific Aerospace & Electronics, Inc. and Nova-Tech
                 Engineering, Inc./(28)/
     10.33       Demand Promissory Note, dated April 26, 1999 from Nova-Tech
                 Engineering, Inc. to Pacific Aerospace & Electronics,
                 Inc./(28)/
     10.34       Demand Promissory Note, dated August 5, 1999, from Nova-Tech
                 Engineering, Inc. to Pacific Aerospace & Electronics,
                 Inc./(28)/
     10.35       Security Agreement, dated April 26, 1999, from Nova-Tech
                 Engineering, Inc. to Pacific Aerospace & Electronics,
                 Inc./(28)/
        27       Financial Data Schedule./(31)/

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

(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.
(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.
(10) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on June 11, 1997.
(11) Incorporated by reference to the Company's Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.
(12) Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.
(13) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.
(14) Incorporated by reference to the Company's Registration Statement on Form S-3 filed on December 3, 1997.
(15) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.
(16) Incorporated by reference to the Company's Current Report on Form 8-K/A, filed on May 1, 1998.
(17) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 1998.
(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
(19) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 7, 1997.
(20) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending May 31, 1998.
(21) Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1998.
(22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.
(23) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 30, 1998.
(24) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.
(25) Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.
(26) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.
(27) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
(28) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.
(29) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
(30) Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
(31) Previously filed with this report.
(32) Filed with this amended report.

b.   Reports on Form 8-K.

None.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PACIFIC AEROSPACE & ELECTRONICS, INC.



Date: January 25, 2001           /s/ Donald A. Wright
                                 ---------------------------------------
                                 Donald A. Wright
                                 President, Chief Executive Officer, and
                                 Chairman of the Board
                                 (Principal Executive Officer)



Date: January 25, 2001           /s/ Nick A. Gerde
                                 -----------------
                                 Nick A. Gerde
                                 Vice President Finance, Chief Financial
                                 Officer and Treasurer
                                 (Principal Financial and Accounting Officer)

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

       10.17     Agreement Regarding Repayment Under Guarantee, dated October 5, 1999, between Pacific Aerospace
                 & Electronics, Inc. and Orca Technologies, Inc./(29)/
       10.18     Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank
                 National Association./(15)/
       10.19     Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank
                 National Association./(15)/
       10.20     Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
       10.21     Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and
                 KeyBank National Association./(29)/
       10.22     Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to
                 KeyBank National Association./(22)/
       10.23     Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace &
                 Electronics, Inc. and KeyBank National Association./(29)/
       10.24     Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace &
                 Electronics, Inc. and KeyBank National Association./(29)/
       10.25     Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to
                 KeyBank National Association./(22)/
       10.26     Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank
                 National Association and Land Title Company, Chelan-Douglas County, Inc./(23)/
       10.27     General Terms Agreement No. BCA-65323-0458 dated December 20, 1999, between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(31)/
       10.28     Special Business Provisions No. POP-65323-0519 dated December 20, 1999, between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(1)/(32)/
       10.29     Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing
                 Co., Inc. effective as of April 6, 1998./(1)/(30)/
       10.30     Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and
                 Donald A. Wright./(27)/
       10.31     Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc.
                 and the Port of Chelan County./(27)/
       10.32     Operating Agreement, dated as of April 23, 1999, between Pacific Aerospace & Electronics, Inc.
                 and Nova-Tech Engineering, Inc./(28)/
       10.33     Demand Promissory Note, dated April 26, 1999 from Nova-Tech Engineering, Inc. to Pacific
                 Aerospace & Electronics, Inc./(28)/
       10.34     Demand Promissory Note, dated August 5, 1999, from Nova-Tech Engineering, Inc. to Pacific
                 Aerospace & Electronics, Inc./(28)/
       10.35     Security Agreement, dated April 26, 1999, from Nova-Tech Engineering, Inc. to Pacific Aerospace
                 & Electronics, Inc./(28)/
       27        Financial Data Schedule./(31)/

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

/(9)/   Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.
/(10)/  Incorporated by reference to the Company's Registration Statement on Form S-8 filed on June 11, 1997.
/(11)/  Incorporated by reference to the Company's Definitive Proxy Statement for its 1997 Annual Shareholders Meeting,
        filed on August 28, 1997.
/(12)/  Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.
/(13)/  Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending November 30,
        1997.
/(14)/  Incorporated by reference to the Company's Registration Statement on Form S-3 filed on December 3, 1997.
/(15)/  Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending February 28,
        1998.
/(16)/  Incorporated by reference to the Company's Current Report on Form 8-K/A, filed on May 1, 1998.
/(17)/  Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 1998.
/(18)/  Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
/(19)/  Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 7, 1997.
/(20)/  Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending May 31, 1998.
/(21)/  Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1998.
/(22)/  Incorporated by reference to the Company's Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending
        August 31, 1998.
/(23)/  Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 30, 1998.
/(24)/  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.
/(25)/  Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.
/(26)/  Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.
/(27)/  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
/(28)/  Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.
/(29)/  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
/(30)/  Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
/(31)/  Previously filed with this report.
/(32)/  Filed with this amended report.