Form 10-K405/A
period 2000-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2001-01-31
CIK 790023

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

                               TABLE OF CONTENTS
                               -----------------

Item of Form 10-K                                                                                  Page
-------------------------------------------------------------------------------------------------------
PART I

   ITEM 1    Description of Business............................................................      1
   ITEM 2    Description of Property............................................................     28
   ITEM 3    Legal Proceedings..................................................................     29
   ITEM 4    Submission of Matters to a Vote of Security Holders................................     29

PART II

   ITEM 5    Market for Common Equity and Related Shareholder Matters...........................     30
   ITEM 6    Selected Financial Data............................................................     41
   ITEM 7    Management's Discussion and Analysis of Financial Condition and Results
             of Operations......................................................................     43
   ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk.........................     53
   ITEM 8    Financial Statements...............................................................     54
   ITEM 9    Changes In and Disagreements with Accountants on Accounting and Financial
             Disclosure.........................................................................     91

PART III

   ITEM 10   Directors and Executive Officers of the Company....................................     92
   ITEM 11   Executive Compensation.............................................................     96
   ITEM 12   Security Ownership of Certain Beneficial Owners and Management.....................    101
   ITEM 13   Certain Relationships and Related Transactions.....................................    104
   ITEM 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K....................    105

SIGNATURES......................................................................................    111

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

-----------------------------------------------------------------------------------------------------
                                                    Year
                                                  Acquired                  Current Location
-----------------------------------------------------------------------------------------------------
U.S. ELECTRONICS GROUP
-----------------------------------------------------------------------------------------------------
Interconnect Division                          1990 and 1998              Wenatchee, Washington
-----------------------------------------------------------------------------------------------------
Filter Division                                1995                       Wenatchee, Washington
-----------------------------------------------------------------------------------------------------
Bonded Metals Division                         1997                       Sequim, Washington
-----------------------------------------------------------------------------------------------------
Display Division                               1998                       Vancouver, Washington
-----------------------------------------------------------------------------------------------------
Applied Technology Division                    N/A *                      Wenatchee, Washington
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
U.S. AEROSPACE GROUP
-----------------------------------------------------------------------------------------------------
Casting Division                               1995 and 1998              Entiat, Washington and
                                                                          Tacoma, Washington
-----------------------------------------------------------------------------------------------------
Machining Division                             1994 and 1995              Wenatchee, Washington
-----------------------------------------------------------------------------------------------------
                                                                          Sedro-Woolley,
Engineering & Fabrication Division             1999 and 2000              Washington and
                                                                          Edmonds, Washington
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
EUROPEAN AEROSPACE GROUP
-----------------------------------------------------------------------------------------------------
Casting Division                               1998                       Sittingbourne, England
                                                                          Rochester, England and
                                                                          Worcester, England
-----------------------------------------------------------------------------------------------------
Forming Division                               1998                       Welwyn Garden City,
                                                                          England and
                                                                          Birmingham, England
-----------------------------------------------------------------------------------------------------

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


------------------------------------------------------------------------------------------------------
Segment        Group          Division          Manufacturing               Sample Products
                                                  Processes
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
           U.S.            Interconnect    Design and manufacture    Electronic connectors,
           Electronics                                               packages and assemblies with
                                                                     ceramic and glass hermetic
                                                                     seals
E                          ---------------------------------------------------------------------------
L                          Filter          Design and manufacture    Ceramic discoidal
E                                                                    electromagnetic filters and
C                                                                    capacitors
T                          ---------------------------------------------------------------------------
R                          Bonded Metals   Explosive bonding and     Metallurgically welded metals
O                                          forming of dissimilar     for use in electronic
N                                          metals                    connectors and assemblies
I                          ---------------------------------------------------------------------------
C                          Display         Design and manufacture    Relays and solenoids;
S                                                                    ruggedized flat panel displays
                           ---------------------------------------------------------------------------
                           Applied         Design and manufacture    Medical product components;
                           Technology                                fuel cell components
------------------------------------------------------------------------------------------------------
           U.S.            Casting         Sand; lost foam; and      Aircraft and truck parts
           Aerospace                       permanent mold casting
                           ---------------------------------------------------------------------------
                           Machining       Precision machining of    Aircraft parts
                                           bonded and cast metals
A                          ---------------------------------------------------------------------------
E                          Engineering     Metal fabrication;        Tooling and structures for
R                          & Fabrication   design                    aircraft manufacture;
O                                                                    aviation tool design; factory
S                                                                    integration
P          -------------------------------------------------------------------------------------------
A          European        Forming         Hot and superplastic      Jet engine bulkhead
C          Aerospace                       titanium forming; cold    components; airframe and
E                                          stretch aluminum forming  engine details; aircraft skin
                                                                     panels; leading edges
                           ---------------------------------------------------------------------------
                           Casting         Sand casting;             Aircraft parts; aircraft
                                           investment casting;       engine parts; high
                                           Sophia casting;           performance motorsport engine
                                           machining                 and gearbox parts
------------------------------------------------------------------------------------------------------

The following chart shows the percentage of total revenue from each division for the past three fiscal years. The percentages for fiscal years after fiscal 1998 reflect the acquisition of Aeromet in July, 1998.

-----------------------------------------------------------------------------------------------------
Segment          Group          Division                      Years Ended May 31,
-----------------------------------------------------------------------------------------------------
                                                         1998              1999              2000
                                                        -----             -----             -----
-----------------------------------------------------------------------------------------------------

E                            Interconnect               21.20%            13.30%            12.80%
L                            ------------------------------------------------------------------------
E
C           U.S.             Filter                     *                 *                 *
T           Electronics      ------------------------------------------------------------------------

R                            Bonded Metals              *                 *                 *
O                            ------------------------------------------------------------------------
N
I                            Display                    *                 *                 *
C                            ------------------------------------------------------------------------
S                            Applied
                             Technology                 N/A               N/A               *
-----------------------------------------------------------------------------------------------------
A
E                            Casting                    26.50%            12.60%            12.80%
R                            ------------------------------------------------------------------------
O           U.S.
S           Aerospace        Machining                  37.50%            16.30%            *
P                            ------------------------------------------------------------------------

A                            Engineering &              N/A               N/A               *
C                            Fabrication
E          ------------------------------------------------------------------------------------------

            European         Forming                    N/A               25.10%            24.90%
            Aerospace        ------------------------------------------------------------------------

                             Casting                    N/A               24.10%            25.60%
-----------------------------------------------------------------------------------------------------

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

We need to raise additional cash or we will not be able to make our February 1, 2001 interest payment and fund our operations.

Our existing cash and credit facilities may not be sufficient to meet our obligations as they become due during fiscal 2001. Consequently, we will need to obtain additional cash. Our actual cash needs will depend primarily on the amount of cash generated from or used by operations. We cannot predict accurately the amount or timing of our future cash needs. We are required to make our next semi-annual interest payment of approximately $3.6 million on our 11 1/4% senior subordinated notes on February 1, 2001. We do not currently have sufficient cash to make this payment, and we do not expect to make the payment on February 1. If we are not able to make our interest payment on February 1, we will have a grace period of 30 additional days to make the payment before an event of default occurs under the indenture governing our 11 1/4% senior subordinated notes. If we cannot obtain additional cash when needed, we may be unable to make this interest payment within the grace period or to fund our operations and to pay all obligations as they become due or at all.

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

If we are not able to pay our debt, our lenders could accelerate the principal owing on our debt, which we do not have the funds to pay.

If we do not generate sufficient cash flow to make our debt payments, we could be forced to reduce or delay capital expenditures or to dispose of material assets or operations, potentially at a substantial loss. If we were unable to pay our debt, we might need to restructure or refinance our debt at potentially higher rates of interest. Alternatively, we might need to seek additional equity capital, which would dilute the value of the shares held by our existing shareholders. We may not be able to do any of these things, or we may not be able to do them on satisfactory terms. If we failed to make our debt payments, the lenders would be able to declare all amounts we owe to be immediately due and payable. If this were to occur, we would likely not have funds available to us to pay off the debt. In addition, if we could not repay our secured debt, secured lenders could proceed against any collateral securing that debt. The collateral for our secured debt consists of substantially all of our assets, including receivables, inventories, real property, personal property, and intangible assets. If we are unable to pay our debt or other obligations, including paying our February 1, 2001 interest payment within the grace period ending on March 3, 2001, we may be forced to seek protection from creditors under the bankruptcy laws.

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

Our common stock could be delisted from the Nasdaq National Market System, which could make it more difficult to buy or sell our common stock, and which would result in our obligation to issue a substantial number of additional shares to the investors in our Summer 2000 private placement.

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

On December 21, 2000, we received a letter from Nasdaq raising a concern regarding the continued listing of our common stock on the Nasdaq National Market System. The letter advised us that our common stock had failed to maintain a minimum bid price greater than or equal to $1.00 over the previous thirty consecutive trading days, as required by applicable Nasdaq rules. As of January 25, 2001, our common stock continued to trade below $1.00. The letter advised us that we would be provided 90 calendar days, or until March 21, 2001, to regain compliance with the minimum bid price rule. The letter further advised that if, at any time before March 21, 2001, the bid price of our shares of common stock is equal to or greater than $1.00 for a minimum of ten consecutive trading days, Nasdaq would determine if we comply with the rule. However, if we were unable to demonstrate compliance with the requirement on or before March 21, 2001, Nasdaq would provide us with written notification that Nasdaq had determined to delist our common stock. We would then be entitled to request a review of that determination.

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

If our common stock were delisted, it would trade on the electronic bulletin board, rather than on either the Nasdaq National Market or Small Cap Systems, and the liquidity for our common stock would be adversely affected. In addition, delisting would trigger the vesting of penalty shares under the vesting warrants held by the investors in our Summer 2000 private placement, which would result in additional dilution. For example, assuming a market price of Pacific Aerospace common stock of $.50 per share, the closing price of our common stock on January 25, 2001, each of the investors would receive an additional 210,000 shares. The investors would receive additional shares on each monthly anniversary of the delisting until such time as our common stock is again listed on the Nasdaq National Market or Small Cap Systems, or the New York or the American Stock Exchanges or until expiration of the vesting warrants. Delisting would also give the investors the right to accelerate the vesting of shares under the adjustable warrants they hold, rather than having to wait for the expiration of 60 trading days from the effective date of the registration statement covering shares owned by the investors to obtain all of their shares under those warrants. In the event of delisting, the number of shares issuable to the investors would no longer be subject to the Nasdaq shareholder approval requirement.

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

The location, use and approximate size of the principal owned and leased properties where we conduct our operations as of August 18, 2000 are as follows:

------------------------------------------------------------------------------------------------------------------
    Group                Location             Approx.       Own/          Annual           Lease       Mortgage
                                               Area         Lease          Rent         Expiration      Balance
------------------------------------------------------------------------------------------------------------------
    U.S.        Wenatchee, Washington            54,000     Lease            $294,000           2007      N/A
                --------------------------------------------------------------------------------------------------
 Electronics    Sequim, Washington               18,355      Own              N/A               N/A       None
                --------------------------------------------------------------------------------------------------
                Vancouver, Washington            50,000     Lease            $336,000           2009      N/A
------------------------------------------------------------------------------------------------------------------
    U.S.        Wenatchee, Washington            42,000     Lease            $213,000           2007      N/A
                --------------------------------------------------------------------------------------------------
  Aerospace     Entiat, Washington               84,000      Own              N/A               N/A     $787,000
                --------------------------------------------------------------------------------------------------
                Tacoma, Washington               21,700     Lease            $ 80,000           2008      N/A
                --------------------------------------------------------------------------------------------------
                Sedro-Woolley, Washington        94,600     Lease            $395,000           2003      N/A
                --------------------------------------------------------------------------------------------------
                Wenatchee, Washington            41,400     Lease            $166,000           2001      N/A
                --------------------------------------------------------------------------------------------------
                Wenatchee, Washington            15,000     Lease            $ 82,000           2002      N/A
                --------------------------------------------------------------------------------------------------
                Everett, Washington              11,500     Lease            $ 79,000           2003      N/A
                --------------------------------------------------------------------------------------------------
                Edmonds, Washington              10,800     Lease            $155,000           2004      N/A
------------------------------------------------------------------------------------------------------------------
  European      Sittingbourne                    54,500     Lease     (Pounds)258,000           2018      N/A
                --------------------------------------------------------------------------------------------------
  Aerospace     Sittingbourne                     7,500     Lease     (Pounds) 50,000           2005      N/A
                --------------------------------------------------------------------------------------------------
                Rochester                        37,345     Lease     (Pounds)180,000           2001      N/A
                --------------------------------------------------------------------------------------------------
                Worcester                        40,000     Lease     (Pounds)160,000           2018      N/A
                --------------------------------------------------------------------------------------------------
                Worcester                        15,000     Lease     (Pounds) 50,000           2003      N/A
                --------------------------------------------------------------------------------------------------
                Welwyn Garden City               55,000     Lease     (Pounds)333,000           2018      N/A
                --------------------------------------------------------------------------------------------------
                Birmingham                       59,000     Lease     (Pounds)236,000           2018      N/A
------------------------------------------------------------------------------------------------------------------

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

If any of several triggering events occurs before the third vesting date, the investors will have the right to accelerate the vesting of shares under the adjustable warrants. The triggering events include: (1) the acquisition of more than one-third of the voting securities of Pacific Aerospace; (2) the replacement of more than one-half of the members of the Pacific Aerospace board of directors existing as of July 27, 2000; (3) the merger, consolidation or sale of all or substantially all of Pacific Aerospace's assets if the holders of Pacific Aerospace securities following the transaction hold less than two-thirds of the securities of the surviving entity or the acquirer of the assets; (4) a transaction that would change Pacific Aerospace from a public company to a private company; (5) the delisting of Pacific Aerospace common stock for ten consecutive days; (6) failure to deliver certificates to the holders in a timely manner; (7) material breach under the transaction documents; (8) failure to obtain an effective registration statement within 180 days after the closing, which has been extended to 200 days after the closing by the investors; or (9) failure to maintain the registration statement effective for the required time period.

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

One of the second set of triggering events occurred because the registration statement did not become effective within 60 days after the closing. However, the investors waived their rights to any shares under the vesting warrants as a result of that event. If the registration statement is not effective 180 days after closing, which has been extended to 200 days after the closing by the investors, shares would vest under the formula described above for the first set of triggering events under the vesting warrants.

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

                                              Shares Issuable                      Total Shares     Total Shares as
Hypothetica                 Shares Issuable        Under        Shares Issuable     Issued and       a Percent of
Adjustment   Shares Issued   Under Closing       Adjustable      Under Vesting      Issuable to       Outstanding
Price/(1)/     at Closing       Warrants       Warrants/(1)/     Warrants/(2)/       Investors        Stock/(3)/
 ----------    ----------       --------       ------------      --------------      ---------         ---------
  $0.25        1,142,860        385,000          7,552,814              0             9,080,674         20.90%
  $0.50/(4)/   1,142,860        385,000          3,204,977              0             4,732,837         12.10%
  $0.60        1,142,860        385,000          2,480,338              0             4,008,198         10.44%
  $0.75        1,142,860        385,000          1,755,698              0             3,283,558          8.72%
  $1.00        1,142,860        385,000          1,031,058              0             2,558,918          6.93%
  $1.25        1,142,860        385,000            596,275              0             2,124,135          5.82%
  $1.50        1,142,860        385,000            304,419              0             1,832,279          5.06%
  $1.75        1,142,860        385,000             99,379              0             1,627,239          4.52%
  $2.00        1,142,860        385,000                  0              0             1,527,860          4.26%
  $3.00        1,142,860        385,000                  0              0             1,527,860          4.26%

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

/(3)/ Based on 34,367,246 shares of common stock outstanding on January 25, 2001, plus the shares issuable to investors under the adjustable warrants, vesting warrants and closing warrants shown above.

/(4)/ Closing price of Pacific Aerospace common stock on January 25, 2001.


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

If our common stock were delisted, it would trade on the electronic bulletin board, rather than on either the Nasdaq National Market or Small Cap Systems, and the liquidity for our common stock would be adversely affected. In addition, delisting would trigger the vesting of penalty shares under the vesting warrants held by the investors in our Summer 2000 private placement, which would result in additional dilution. For example, assuming a market price of Pacific Aerospace common stock of $.50 per share, the closing price of our common stock on January 25, 2001, each of the investors would receive an additional 210,000 shares. The investors would receive additional shares on each monthly anniversary of the delisting until such time as our common stock is again listed on the Nasdaq National Market or Small Cap Systems, or the New York or the American Stock Exchanges or until expiration of the vesting warrants. Delisting would also give the investors the right to accelerate the vesting of shares under the adjustable warrants they hold, rather than having to wait for the expiration of 60 trading days from the effective date of the registration statement covering shares owned by the investors to obtain all of their shares under those warrants. In the event of delisting, the number of shares issuable to the investors would no longer be subject to the Nasdaq shareholder approval requirement.

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

                                                                   Years Ended May 31,
                                      ---------------------------------------------------------------------------
                                                   (in thousands, except percentage and per share data)
                                               1996           1997           1998            1999           2000
                                               ----           ----           ----            ----           ----
Statement of Operations Data:
    Net sales/(1)/......................       $20,725        $34,175        $54,099        $107,366       $112,694
    Cost of sales.......................        16,439         25,969         39,487          86,302         92,063
                                               -------        -------        -------        --------       --------
    Gross profit........................         4,286          8,206         14,612          21,064         20,631
    Operating expenses..................         4,869          6,259          9,872          22,039         24,533
                                               -------        -------        -------        --------       --------
    Income (loss) from operations.......          (583)         1,947          4,740            (975)        (3,902)
    Net interest (expense)..............          (498)          (384)          (755)         (8,140)        (9,862)
    Other income (expense)..............            15            169           (853)         (6,393)            33
                                               -------        -------        -------        --------       --------
    Income (loss) before taxes and
    extraordinary item..................        (1,066)         1,732          3,132         (15,508)       (13,731)
    Extraordinary item, net of tax......             -              -              -               -            703
    Income taxes benefit (expense)......            67            (50)           482           2,639            (21)
                                               -------        -------        -------        --------       --------
    Net income (loss)...................       $  (999)       $ 1,682        $ 3,614        $(12,869)      $(13,049)
                                               -------        -------        -------        --------       --------
    Net income (loss) per share:
     Basic..............................          (.16)           .18            .29            (.74)          (.59)
     Diluted............................          (.16)           .17            .27            (.74)          (.59)
    Shares used in computation of
    income (loss) per share:
     Basic..............................         6,209          9,500         12,486          17,359         21,955
     Diluted............................         6,209         10,036         13,606          17,359         21,955
Other Financial Data:
   Adjusted EBITDA/(2)/.................       $   288        $ 3,305        $ 6,944        $ 10,669       $  9,004
   Adjusted EBITDA margin/(3)/..........           1.4%           9.7%          12.8%            9.9%           8.0%
   Depreciation, amortization, and
   impairment of long-lived assets......       $   871        $ 1,358        $ 2,204        $ 11,644       $ 12,906
   Capital expenditures.................         1,293          2,739         10,290           8,281          4,867

                                                                       At May 31,
                                      --------------------------------------------------------------------------
                                                                     (in thousands)

                                                 1996          1997          1998            1999           2000
                                                 ----          ----          ----            ----           ----
Balance Sheet Data:
  Cash and cash equivalents...........        $   725       $ 3,048       $11,461        $  8,134       $  2,154
  Working capital.....................            952        13,090        25,599          38,329         29,181
  Total assets........................         27,649        35,752        78,580         158,727        143,582
  Long-term debt (including current
   portion)...........................          6,404         4,233        11,233          83,410         70,528
  Shareholders' equity................         12,539        25,619        56,142          54,019         49,768


----------------------

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

                                                                         Years Ended May 31,

                                 ---------------------------------------------------------------------------------------------------
                                       1996                  1997                1998               1999                 2000
                                 -------------------  -----------------  ------------------- ------------------ -------------------
Net sales......................   $ 20,725   100.0%   $ 34,175   100.0%    $ 54,099   100.0% $ 107,366   100.0%  $ 112,694  100.0%
Cost of sales..................     16,439    79.3    $ 25,969    76.0       39,487    73.0     86,302    80.4      92,063   81.7
                                 -------------------  -----------------  ------------------- ------------------ -------------------
Gross profit...................      4,286    20.7       8,206    24.0       14,612    27.0     21,064    19.6      20,631   18.3
Operating expenses.............      4,869    23.5       6,259    18.3        9,872    18.2     22,039    20.5      24,533   21.8
                                 -------------------  -----------------  ------------------- ------------------ -------------------
Income (loss) from operations..       (583)   (2.8)      1,947     5.7        4,740     8.8       (975)   (0.9)     (3,902)  (3.5)
Net interest expense...........       (498)   (2.4)       (384)   (1.1)        (755)   (1.4)    (8,140)   (7.6)     (9,862)  (8.8)
Other income (expense).........         15     0.0         169     0.5         (853)   (1.6)    (6,393)   (6.0)         33    0.0
Extraordinary item.............          -       -           -       -            -       -          -       -         703    0.6
Income tax benefit(expense)....         67     0.3         (50)    0.1          482     0.9      2,639     2.5         (21)   0.0
                                 -------------------  -----------------  ------------------- ------------------ -------------------
Net income (loss)..............   $   (999)   (4.9)%  $  1,682     4.9%    $  3,614     6.7% $ (12,869)  (12.0)% $ (13,049) (11.6)%
                                 ===================  =================  =================== ================== ===================
Adjusted EBITDA/(1)/...........   $    288     1.4%   $  3,305     9.7%    $  6,944    12.8% $  10,669     9.9%  $   9,004    8.0%
                                 ===================  =================  =================== ================== ===================

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

Approximately $2.4 million of the $4.6 million goodwill impairment related directly to goodwill associated with the Nova-Tech Engineering acquisition, which was acquired by our Engineering & Fabrication Division on May 1, 2000. In April of 1999 we entered into an operating agreement with Nova-Tech Engineering, Inc. We provided consultation and assistance with operations, strategic planning, sales, customers and suppliers, products, employees, accounting and management. We also entered into two loan agreements with Nova-Tech under which we loaned $2.5 million to Nova-Tech for working capital. Periodically, from April 1999 until the acquisition date, May 1, 2000, we reviewed the collectibility of the amounts due from Nova-Tech. Based upon projections of future cash flows completed by us in February 2000, we determined that Nova-Tech would have sufficient future cash flows to repay the loan amounts due to us, but that fees due to us under the operating agreement, $10,000 per month, were not going to be collectible. We did not record the income and related bad debt associated with the operating agreement fee, as we believed the amounts were immaterial. Also, based upon our cash flow projections completed in February of 2000, we terminated our original purchase agreement with Nova-Tech, which called for a purchase price of approximately $7.0 million. We renegotiated a purchase price for Nova-Tech of $50,000 plus forgiveness of the debt owed us. This new purchase price resulted in goodwill being recognized on the purchase of approximately $3.9 million. Subsequent to acquisition, during our budgeting process, we prepared a revised forecast based on our current assessment of Nova-Tech's future business prospects. This revised forecast took into consideration recently cancelled and postponed projects. The revised forecast estimated future cash flows, undiscounted, of $3.8 million, significantly lower than what we had previously estimated future cash flows to be. Since this amount was less than our carrying amount of Nova-Tech goodwill, $3.9 million, an impairment was determined to exist. The revised forecast estimated the present value of future cash flows to be $1.5 million. Based upon this, we recognized an impairment charge of $2.4 million to reduce the carrying value of Nova-Tech goodwill from approximately $3.9 million to approximately $1.5 million.

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

Other Income (Expense).   Other income (expense) represents unusual and non-
operational income and expense for the period. Other expense decreased by $6.4 million, from $6.4 million expense in fiscal 1999 to other income of $33,000 in fiscal 2000. Prior year other expense was primarily composed of a non-cash charge related to the write down of our investment in unregistered common stock of Orca Technologies, Inc.

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

Other Income (Expense).   Other income (expense) represents unusual and non-
operational income and expense for the period. Other expense increased to $6.4 million in fiscal 1999 from $853,000 in fiscal 1998. This increase of $5.5 million was due principally to a $7.8 million write down of our investment in unregistered common stock of Orca Technologies, Inc.

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

Other Income (Expense).   Other income (expense) represents unusual and non-
operational income and expense for the period. Other expense increased to $853,000 expense in fiscal 1998 from income of $169,000 in fiscal 1997. This increase of $1,022,000 was due principally to a $1.0 million write-off of portions of notes receivable and associated debt restructuring and related expenses in connection with the termination of our efforts during the third quarter of fiscal 1998 to form an information technology group.

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

Name                     Age                    Position with Company
---------------------------------------------------------------------------
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

_____________

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

Board of Directors

Committees.  The Board of Directors has a number of committees, as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                                                      Members as of
      Committee                             Function                                                  August 18, 2000
      ---------                             --------                                                  ---------------
------------------------------------------------------------------------------------------------------------------------
      Option Committee                      Administers the Company's Amended and Restated Stock       Dr. Dahl
                                            Incentive Plan and 1999 Stock Incentive Plan.              Mr. Rasmussen
                                                                                                       Mr. Stemmler
------------------------------------------------------------------------------------------------------------------------
      Finance and Audit Committee           Reviews the Company's accounting policies, practices,      Mr. Rasmussen
                                            internal accounting controls and financial reporting.      Mr. Stemmler
                                            Also oversees engagement of the Company's independent      Mr. Wheeler
                                            auditors and monitors management implementation of
                                            the recommendations and findings of the Company's
                                            independent auditors.
------------------------------------------------------------------------------------------------------------------------
      Compensation Committee                Establishes salaries, incentives and other                 Mr. Wheeler
                                            compensation for the chief executive officer, chief        Dr. Dahl
                                            operating officer, chief financial officer, general        Mr. Rasmussen
                                            counsel, subsidiary presidents and other key
                                            employees of the Company and its subsidiaries. Also
                                            administers policies relating to compensation and
                                            benefits, including the Amended and Restated
                                            Independent Director Stock Plan and the Employee
                                            Stock Purchase Plan.
------------------------------------------------------------------------------------------------------------------------
      Nominating Committee                  Recommends individuals to be presented to the              Mr. Wright
                                            shareholders for election or reelection to the Board       Mr. Rasmussen
                                            of Directors.                                              Mr. Stemmler
------------------------------------------------------------------------------------------------------------------------

Tenure. Directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and duly qualified. The Board of Directors appoints the Company's executive officers at the first Board meeting after each annual meeting of shareholders. Executive officers hold office at the pleasure of the Board of Directors.

Compensation. Under the Company's Amended and Restated Independent Director Stock Plan, each non-employee director of the Company receives an initial award of options to purchase 2,500 shares of Common Stock when that director is first elected and an annual award of options to purchase 10,000 shares of Common Stock. In addition, non-employee directors receive $1,000 in cash per year for each committee on which they serve, and an additional $500 in cash per year for serving as chairperson of a committee. The Board may elect to pay any of the cash fees in shares of Common Stock. See "Executive Compensation - Benefit Plans -Independent Director Stock Plan." All directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board of Directors.

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

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth in summary form the compensation paid by the Company to the Chief Executive Officer and to the Company's three most highly compensated executive officers (the "Named Executives") for services in all capacities to the Company for the last three fiscal years:

------------------------------------------------------------------------------------------------------------------
                                                   Annual             Long-Term
                                                 Compensation        Compensation
------------------------------------------------------------------------------------------------------------------
                                                                      Securities                   Other Annual
Name and Principal              Fiscal                                 Underlying                  Compensation
Position                         Year             Salary ($)        Options/SARs(#)/(1)/           ($)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Donald A. Wright                  2000             292,008                450,000/(2)/               5,800/(4)/
                               -----------------------------------------------------------------------------------
CEO and President                 1999             247,551              1,000,000/(3)/               5,547/(4)/
                               -----------------------------------------------------------------------------------
                                  1998             192,000                650,000/(5)/               4,800/(6)/
------------------------------------------------------------------------------------------------------------------
Werner Hafelfinger                2000             175,000                100,000/(2)/               2,500/(6)/
                               -----------------------------------------------------------------------------------
COO, VP Operations                1999/(7)/         33,654                 60,000/(8)/                 600/(6)/
------------------------------------------------------------------------------------------------------------------
Nick A. Gerde                     2000             140,000                100,000/(2)/               2,500/(6)/
                               -----------------------------------------------------------------------------------
CFO, VP Finance,                  1999             130,000                116,056/(3)/               2,400/(6)/
                               -----------------------------------------------------------------------------------
Treasurer and                     1998             100,000                 75,000/(5)/               2,400/(6)/
                               -----------------------------------------------------------------------------------
Assistant Secretary
------------------------------------------------------------------------------------------------------------------
Sheryl A. Symonds                 2000             176,364                100,000/(2)/                 --
                               -----------------------------------------------------------------------------------
VP Administration,                1999             160,973                160,000/(3)/                 --
                               -----------------------------------------------------------------------------------
General Counsel and               1998/(9)/        105,000                160,000/(5)/                 --
                               -----------------------------------------------------------------------------------
Secretary
------------------------------------------------------------------------------------------------------------------

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

Option Grants Table

The following table sets forth information on grants of stock options by the Company during the year ended May 31, 2000 to the Named Executives:

-----------------------------------------------------------------------------------------------------------------
                            Securities       % of Total
                            Underlying     Options Granted     Exercise or                        Grant Date
                              Options      to Employees in     Base Price      Expiration     Present Value/(1)/
Name                        Granted (#)      Fiscal Year        ($/Share)         Date               ($)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Donald A. Wright              225,000            24.73%          $1.6875          5/31/09          $309,000
-----------------------------------------------------------------------------------------------------------------
                              225,000            24.73%          $1.5000          5/04/10          $324,000
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Werner Hafelfinger             50,000             5.49%          $1.6875          5/31/09          $ 69,000
-----------------------------------------------------------------------------------------------------------------
                               50,000             5.49%          $1.5000          5/04/10          $ 72,000
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Nick A. Gerde                  50,000             5.49%          $1.6875          5/31/09          $ 69,000
-----------------------------------------------------------------------------------------------------------------
                               50,000             5.49%          $1.5000          5/04/10          $ 72,000
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Sheryl A. Symonds              50,000             5.49%          $1.6875          5/31/09          $ 69,000
-----------------------------------------------------------------------------------------------------------------
                               50,000             5.49%          $1.5000          5/04/10          $ 72,000
-----------------------------------------------------------------------------------------------------------------

_____________
(1) Although the Company believes that it is not possible to place a value on an option, in accordance with the rules of the SEC, the Company has used a Black-Scholes model of option valuation to estimate grant date present value. The actual value realized, if any, may vary significantly from the values estimated by this model. Any future values realized will ultimately depend upon the excess of the stock price over the exercise price on the date the option is exercised. The assumptions used to estimate the grant date present value of this option were: volatility (71.86% and 121.75%); risk-free rate of return (6%); dividend yield (0%); and time of exercise (remaining life 10 years).

Aggregated Options and Fiscal Year-End Option Values

The following table summarizes the aggregate employee stock options and non-public warrants, and their market values at May 31, 2000, held by the Named
Executives:

                                               Number of Securities               Value of Unexercised
                                              Underlying Unexercised              In-the-Money Options
                                               Options at FY-end (#)               at FY-end ($)/(1)/
                                        ---------------------------------------------------------------------
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

(2) Includes options to purchase 10,000 shares granted to Mr. Hafelfinger in October 1998 under the Amended and Restated Independent Director Stock Plan, when Mr. Hafelfinger was a non-employee director of the Company.

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

                                                                      Amount and Nature of            Percentage of
Name and Address of Beneficial Owner:                              Beneficial Ownership /(1)/         Common Stock
-------------------------------------                              --------------------------         ------------
Donald A. Wright /(2)/                                                     2,655,710                      7.19%
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Allen W. Dahl, M.D. /(3)/                                                     42,401                         *
7300 Madrona Drive NE
Bainbridge Island, WA 98110

Werner Hafelfinger /(4)/                                                     289,048                         *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Dale L. Rasmussen /(3)/                                                       20,492                         *
c/o IMPCO Technologies, Inc.
708 Industrial Drive
Tukwila, WA 98188

Gene C. Sharratt, Ph.D. /(5)/                                                     --                         *
c/o North Central Educational Service District
P.O. Box 1847
Wenatchee, WA 98807

Robert M. Stemmler /(6)/                                                       8,137                         *
c/o IMPCO Technologies, Inc.
16804 Gridley Place
Cerritos, CA 90703

William A. Wheeler /(3)/                                                      18,092                         *
2011 Lombard Lane
Yakima, WA 98902

Nick A. Gerde /(7)/                                                          315,676                         *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Sheryl A. Symonds /(8)/                                                      265,999                         *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

All executive officers and current directors as a group                    3,615,555                      8.91%
(8 persons) /(9)/

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

          4.2       Form of specimen certificate for public warrants./(6)/
          4.3 Form of specimen certificate for the Series A Convertible Preferred Stock./(8)/
          4.4 Form of specimen certificate for the Series B Convertible Preferred Stock./(20)/
          4.5 Form of Common Stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998./(20)/
          4.6 Registration Rights Agreement, dated May 15, 1998 between Pacific Aerospace & Electronics, Inc. and the holders of the Series B Convertible Preferred Stock./(20)/
          4.7 Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996./(4)/
          4.8 Amendment No. 1, dated as of May 26, 2000, to the Warrant Agreement, dated as of July 1, 1996, between Pacific Aerospace & Electronics, Inc., as successor to PCT Holdings, Inc., and Interwest Transfer Co., Inc./(32)/
          4.9 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Paulson Investment Company, Inc., dated September 30, 1997./(20)/
         4.10 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Chester L. Paulson, dated September 30, 1997./(20)/
         4.11 Purchase Warrant from Pacific Aerospace & Electronics, Inc. to M. Lorraine Maxfield dated September 30, 1997./(20)/
         4.12 Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996./(10)/
         4.13 Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996./(10)/
         4.14 Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996./(10)/
         4.15 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Robert L. Smith Unified Credit Trust dated as of February 5, 1998./(20)/
         4.16 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997. /(9)/
         4.17 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997./(9)/
         4.18 Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company's Series B Convertible Preferred Stock./(20)/
         4.19 Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
         4.20 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company./(18)/
         4.21 Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co.,

                    Inc. and BancBoston Securities Inc./(18)/
          4.22      Form of Global Note by Pacific Aerospace & Electronics,
                    Inc./(18)/
          4.23 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc./(25)/
          4.24 Form of Stock Purchase Agreement used in Spring 2000 private placement./(31)/
          4.25 Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
          4.26 Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
          4.27 Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000. /(33)/
          4.28 Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000. /(33)/
          4.29 Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000. /(33)/
          4.30 Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000. /(33)/
          4.31 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000./(33)/
          4.32 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
          4.33 Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000./(34)/
          4.34 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
          4.35 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
          4.36 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
          4.37 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
         10.1       Amended and Restated Stock Incentive Plan./(5)/
         10.2 Amendment No. 1 to the Amended and Restated Stock Incentive Plan./(19)/
         10.3       Amended and Restated Independent Director Stock Plan./(21)/
         10.4       1999 Stock Incentive Plan/(30)/
         10.5       1997 Employee Stock Purchase Plan./(11)/
         10.6 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(9)/
         10.7 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
         10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger./(27)/
         10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde./(9)/
         10.10 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds./(12)/
         10.11 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc.

                    to KeyBank National Association./(15)/
          10.12 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/
          10.13 Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
          10.14 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
          10.15 Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association/(29)/
          10.16 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
          10.17 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
          10.18 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc./(22)/
          10.19 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
          10.20 General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(31)/
          10.21 Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(1)(31)/
          10.22 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998./(1)(20)/
          10.23 Option to Purchase, dated January 29, 199, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
          10.24 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(27)/
          10.25     Incentive Compensation Program./(35)/
          10.26 Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(35)/
          10.27 Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(37)/
          10.28 Modification and/or Extension Agreement, dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(37)/
          10.29 Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(37)/
          21.1      List of Subsidiaries./(34)/
          23.1      Consent of KPMG LLP./(38)/
          27.1      Financial Data Schedule./(34)/

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

/(29)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
/(30)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
/(31)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.
/(32)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2000.
/(33)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2000.
/(34)/ Previously filed with this report.
/(35)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.
/(36)/ Filed on October 13, 2000 with the first amendment on Form 10-K/A to this report.
/(37)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.
/(38)/ Filed on January 18, 2001, with the second amendment on Form 10-K/A to this report.


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

Date:  January 30, 2001.

                                   PACIFIC AEROSPACE & ELECTRONICS, INC.


                                   By /s/ DONALD A. WRIGHT
                                      -------------------------
                                   DONALD A. WRIGHT
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the following capacities on January 30, 2001.

Signatures                         Title
----------                         -----


/s/ DONALD A. WRIGHT               President, Chief Executive Officer,
---------------------------        and Chairman of the Board
DONALD A. WRIGHT                   (Principal Executive Officer)


/s/ NICK A GERDE                   Vice President Finance, Chief Financial
---------------------------        Officer, Treasurer, and Assistant Secretary
NICK A. GERDE                      (Principal Financial and Accounting Officer)


/s/ WERNER HAFELFINER              Director, Vice President Operations and
---------------------------        Chief Operating Officer
WERNER HAFELFINGER


/s/ DALE L. RASMUSSEN              Director
---------------------------
DALE L. RASMUSSEN


/s/ WILLIAM A. WHEELER             Director
---------------------------
WILLIAM A. WHEELER


/s/ ROBERT M. STEMMLER             Director
---------------------------
ROBERT M. STEMMLER


/s/ GENE C. SHARRATT, Ph.D.        Director
---------------------------
GENE C. SHARRATT, Ph.D.