Form 10-Q/A
period 2000-11-30
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2001-01-31
CIK 790023

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

Consolidated Statements of Operations and Comprehensive Income - Second Quarters and Six Months Ended November 30, 2000 and 1999

Consolidated Statements of Cash Flows - Six Months Ended November 30, 2000 and 1999

Management's Statement and Notes to Unaudited Consolidated Financial Statements-Second Quarter and Six Months Ended November 30, 2000

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      November 30, 2000 and May 31, 2000

                                                                             November 30,            May 31,
                                                                                2000                  2000
                                     ASSETS                                  (Unaudited)            (Audited)
-------------------------------------------------------------------          ------------          ------------
CURRENT ASSETS
   Cash                                                                      $  1,527,000          $  2,154,000
   Accounts receivable, net                                                    19,700,000            21,210,000
   Inventories                                                                 27,963,000            27,849,000
   Deferred income taxes                                                          865,000               872,000
   Prepaid expense and other current assets                                     2,125,000             1,668,000
                                                                             ------------          ------------
             Total Current Assets                                              52,180,000            53,753,000
                                                                             ------------          ------------

PROPERTY AND EQUIPMENT, NET                                                    41,126,000            44,076,000
                                                                             ------------          ------------
OTHER ASSETS
  Costs in excess of net book value of acquired subsidiaries, net              35,917,000            38,291,000
  Patents, net                                                                  1,122,000             1,158,000
  Deferred financing costs, net                                                 3,261,000             3,597,000
  Deferred income taxes                                                         2,813,000             3,006,000
  Other assets                                                                    444,000               404,000
                                                                             ------------          ------------
             Total Other Assets                                                43,557,000            46,456,000
                                                                             ------------          ------------

TOTAL ASSETS                                                                 $136,863,000          $144,285,000
                                                                             ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                          $ 12,814,000          $ 10,630,000
   Accrued liabilities                                                          3,783,000             4,589,000
   Accrued interest                                                             2,389,000             2,372,000
   Current portion of long-term debt                                            1,077,000             1,098,000
   Current portion of capital lease obligations                                   436,000               504,000
   Line of credit                                                               5,947,000             5,379,000
                                                                             ------------          ------------
             Total Current Liabilities                                         26,446,000            24,572,000
                                                                             ------------          ------------

LONG-TERM LIABILITIES
   Long-term debt, net of current portion                                       3,630,000             4,161,000
   Capital lease obligations, net of current portion                              863,000             1,065,000
   Senior subordinated notes payable                                           63,700,000            63,700,000
   Deferred income taxes                                                          667,000               703,000
   Deferred rent and other                                                        316,000               316,000
                                                                             ------------          ------------
             Total Long Term Liabilities                                       69,176,000            69,945,000
                                                                             ------------          ------------

Total Liabilities                                                              95,622,000            94,517,000
                                                                             ------------          ------------

STOCKHOLDERS' EQUITY
   Convertible preferred stock                                                          -                     -
   Common stock                                                                    34,000                30,000
   Additional paid in capital                                                  85,054,000            83,173,000
   Accumulated other comprehensive income                                      (9,466,000)           (6,250,000)
   Accumulated deficit                                                        (34,381,000)          (27,185,000)
                                                                             ------------          ------------
             Total Stockholders' Equity                                        41,241,000            49,768,000
                                                                             ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $136,863,000          $144,285,000
                                                                             ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME Second Quarters and Six Months Ended November 30, 2000 and 1999

                                                         Quarters Ended                              Six Months Ended
                                             ---------------------------------------     ---------------------------------------

                                                November 30,          November 30,          November 30,         November 30,
                                                    2000                  1999                  2000                 1999
                                                (Unaudited)           (Unaudited)           (Unaudited)           (Unaudited)
                                             -----------------     -----------------     -----------------    ------------------
NET SALES                                        $ 27,437,000           $29,000,000          $ 55,080,000           $57,571,000

COST OF SALES                                      24,351,000            23,749,000            47,072,000            45,760,000
                                             ----------------      ----------------      ----------------     -----------------

GROSS PROFIT                                        3,086,000             5,251,000             8,008,000            11,811,000

OPERATING EXPENSES                                  5,854,000             4,582,000            10,666,000             9,686,000
                                             ----------------      ----------------      ----------------     -----------------

INCOME (LOSS) FROM OPERATIONS                      (2,768,000)              669,000            (2,658,000)            2,125,000
                                             ----------------      ----------------      ----------------     -----------------

OTHER INCOME AND EXPENSE
     Interest Income                                        -                 5,000                     -                53,000
     Interest Expense                              (2,241,000)           (2,604,000)           (4,537,000)           (5,152,000)
     Other                                             66,000               (14,000)              113,000               (11,000)
                                             ----------------      ----------------      ----------------     -----------------
                                                   (2,175,000)           (2,613,000)           (4,424,000)           (5,110,000)
                                             ----------------      ----------------      ----------------     -----------------

NET LOSS BEFORE INCOME TAX EXPENSE                 (4,943,000)           (1,944,000)           (7,082,000)           (2,985,000)

PROVISION FOR INCOME TAXES                                  -               (70,000)             (113,000)             (535,000)
                                             ----------------      ----------------      ----------------     -----------------

NET LOSS                                           (4,943,000)           (2,014,000)           (7,195,000)           (3,520,000)
                                             ----------------      ----------------      ----------------     -----------------

OTHER COMPREHENSIVE LOSS:
     Foreign currency translation                    (950,000)             (142,000)           (3,216,000)             (139,000)
     Income tax benefit                                     -                48,000                     -                47,000
                                             ----------------      ----------------      ----------------     -----------------
                                                     (950,000)              (94,000)           (3,216,000)              (92,000)
                                             ----------------      ----------------      ----------------     -----------------
COMPREHENSIVE LOSS                               $ (5,893,000)          $(2,108,000)         $(10,411,000)          $(3,612,000)
                                             ================      ================      ================     =================


NET LOSS PER SHARE:
        BASIC                                    $      (0.14)          $     (0.10)         $      (0.21)          $     (0.18)
        DILUTED                                  $      (0.14)          $     (0.10)         $      (0.21)          $     (0.18)

SHARES USED IN COMPUTATION OF
     NET LOSS PER SHARE:
        BASIC                                      34,292,000            19,992,000            33,700,000            19,547,000
        DILUTED                                    34,292,000            19,992,000            33,700,000            19,547,000

     The accompanying notes are an integral part of these consolidated financial statements.

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                  Six Months Ended November 30, 2000 and 1999

                                                                       Six Months Ended
                                                             -------------------------------------

                                                                 November 30,        November 30,
                                                                    2000                1999
                                                                 (Unaudited)         (Unaudited)
                                                             ------------------  -----------------
CASH FLOW FROM OPERATING ACTIVITIES
         Net cash from operating activities                       $   (568,000)      $ (3,251,000)
                                                             -----------------   ----------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment                             (1,694,000)        (2,509,000)
     Proceeds from sale of property and equipment                       65,000             10,000
     Acquisition of subsidiaries                                             -         (1,282,000)
     Increase in notes receivable                                            -         (1,505,000)
     Other changes, net                                                (15,000)                 -
                                                             -----------------   ----------------
          Net cash from investing activities                        (1,644,000)        (5,286,000)
                                                             -----------------   ----------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net borrowings (repayments) under line of credit                  579,000          5,648,000
     Proceeds from long-term debt                                       70,000                  -
     Payments on long term debt and capital leases                    (854,000)        (1,700,000)
     Sale of common stock and warrants, net                          1,885,000             55,000
                                                             -----------------   ----------------
           Net cash from financing activities                        1,680,000          4,003,000
                                                             -----------------   ----------------

NET CHANGE IN CASH                                                    (532,000)        (4,534,000)

CASH AT BEGINNING OF PERIOD                                          2,154,000          8,134,000
EFFECT OF EXCHANGE RATES ON CASH                                       (95,000)           (18,000)
                                                             -----------------   ----------------

CASH AT END OF PERIOD                                             $  1,527,000       $  3,582,000
                                                             =================   ================


SUPPLEMENTAL CASH FLOW:
   Cash paid during the period for:
      Interest                                                    $  4,191,000       $  4,797,000
      Income taxes                                                           -          1,705,000

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

Note 2:  Inventories
         -----------

Components of inventories are as follows:
                                                     November 30,       May 31,
                                                         2000            2000
                                                         ----            ----
Raw materials                                        $ 6,885,000   $ 7,176,000
Work in progress                                      14,039,000    13,580,000
Finished goods                                         7,039,000     7,093,000
                                                     -----------   -----------
Total                                                $27,963,000   $27,849,000
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

Six months ended November 30, 2000
                                                                                                      Corporate,
                                                  U.S.            European            U.S.             other and
                                                Aerospace        Aerospace         Electronics       eliminations           Total
                                             -------------      -----------       -------------     --------------      ------------
Net sales to customers                       $ 14,878,000        25,021,000         15,181,000                  -        55,080,000
Net sales between segments                        407,000                 -                  -           (407,000)                -
Income (loss) from operations                  (4,044,000)          771,000          4,315,000         (3,700,000)       (2,658,000)
Interest income                                         -                 -                  -                  -                 -
Interest expense                                  180,000         2,012,000             63,000          2,282,000         4,537,000
Other income (expense)                             36,000                 -             77,000                  -           113,000

Six months ended November 30, 1999
                                                                                                      Corporate,
                                                  U.S.            European            U.S.             other and
                                                Aerospace        Aerospace         Electronics       eliminations            Total
                                             -------------      -----------       -------------     --------------      ------------
Net sales to customers                       $ 15,771,000        29,333,000          12,467,000                 -        57,571,000
Net sales between segments                         91,000                 -                   -            (91,000)               -
Income (loss) from operations                     (36,000)        1,827,000           3,311,000         (2,977,000)       2,125,000
Interest income                                         -            35,000                   -             18,000           53,000
Interest expense                                  185,000         2,207,000              67,000          2,693,000        5,152,000
Other income (expense)                             36,000                 -              36,000            (83,000)         (11,000)


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

                     Pacific Aerospace & Electronics, Inc.
                     Consolidating Condensed Balance Sheet
                               November 30, 2000


                                                              GUARANTOR      NON-GUARANTOR
                                                PARENT       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                ------       ------------    ------------     ------------     ------------
ASSETS
------
CURRENT ASSETS
   Cash                                     $     499,000   $      76,000     $    952,000   $           -    $   1,527,000
   Accounts receivable, net                             -       8,878,000       11,080,000        (258,000)      19,700,000
   Inventories                                          -      18,621,000        9,342,000               -       27,963,000
   Other                                          965,000       1,102,000          923,000               -        2,990,000
                                            --------------  --------------    -----------------------------   --------------
         Total current assets                   1,464,000      28,677,000       22,297,000        (258,000)      52,180,000

PROPERTY, PLANT, AND EQUIPMENT, net             6,319,000      21,446,000       13,361,000               -       41,126,000

OTHER ASSETS

   Costs in excess of net book value
       of acquired subsidiaries, net                    -       3,143,000       32,774,000               -       35,917,000
   Investment in and loans to subsidiaries    101,593,000      71,744,000                -    (173,337,000)               -
   Other                                        6,885,000         755,000                -               -        7,640,000
                                            --------------  --------------    -------------  --------------   --------------
         Total other assets                   108,478,000      75,642,000       32,774,000    (173,337,000)      43,557,000
                                            --------------  --------------    -------------  --------------   --------------

TOTAL ASSETS                                $ 116,261,000   $ 125,765,000     $ 68,432,000   $(173,595,000)   $ 136,863,000
                                            ==============  ==============    =============  ==============   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable                         $     999,000   $   6,309,000     $  5,764,000   $    (258,000)   $  12,814,000
   Current portion of long-term debt              144,000         933,000                -               -        1,077,000
   Line of credit                               5,947,000               -                -               -        5,947,000
   Other                                        2,909,000       2,345,000        1,354,000               -        6,608,000
                                            --------------  --------------    -------------  --------------   --------------
         Total current liabilities              9,999,000       9,587,000        7,118,000        (258,000)      26,446,000

LONG-TERM LIABILITIES
   Long-term debt, net of current portion      64,896,000       2,434,000                -               -       67,330,000
   Intercompany loan payable                            -      69,526,000       37,418,000    (106,944,000)               -
   Other                                          125,000         631,000        1,090,000               -        1,846,000
                                            --------------  --------------    -------------  --------------   --------------
         Total long-term liabilities           65,021,000      72,591,000       38,508,000    (106,944,000)      69,176,000

STOCKHOLDERS' EQUITY
   Convertible preferred stock                          -               -                -               -                -
   Common stock                                    34,000      56,139,000       33,710,000     (89,849,000)          34,000
   Additional paid-in capital                  85,054,000               -                -               -       85,054,000
   Accumulated other comprehensive loss        (9,466,000)              -       (9,466,000)      9,466,000       (9,466,000)
   Accumulated deficit                        (34,381,000)    (12,552,000)      (1,438,000)     13,990,000      (34,381,000)
                                            --------------  --------------    -------------  --------------   --------------
         Total stockholders' equity            41,241,000      43,587,000       22,806,000     (66,393,000)      41,241,000
                                            --------------  --------------    -------------  --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 116,261,000   $ 125,765,000     $ 68,432,000   $(173,595,000)   $ 136,863,000
                                            ==============  ==============    =============  ==============   ==============

                     Pacific Aerospace & Electronics, Inc.
                     Consolidating Condensed Balance Sheet
                                 May 31, 2000

                                                                      GUARANTOR       NON-GUARANTOR
                                                        PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                        ------       ------------     ------------    ------------     ------------
ASSETS
------

CURRENT ASSETS
       Cash                                          $   (184,000)   $     58,000     $  2,280,000   $           -     $  2,154,000
       Accounts receivable, net                                 -       9,047,000       12,527,000        (364,000)      21,210,000
       Inventories                                              -      17,307,000       10,542,000               -       27,849,000
       Other                                              895,000       1,145,000          500,000               -        2,540,000
                                                     ------------    ------------     ------------   -------------     ------------
            Total current assets                          711,000      27,557,000       25,849,000        (364,000)      53,753,000

PROPERTY, PLANT, AND EQUIPMENT, net                     6,340,000      22,995,000       14,741,000               -       44,076,000

OTHER ASSETS
       Costs in excess of net book value
            of acquired subsidiaries, net                       -       3,296,000       34,995,000               -       38,291,000
       Investment in and loans to subsidiaries        111,792,000      72,618,000                     (184,410,000)               -
       Other                                            5,183,000       2,982,000                                -        8,165,000
                                                     ------------    ------------     ------------   -------------     ------------
            Total other assets                        116,975,000      78,896,000       34,995,000    (184,410,000)      46,456,000
                                                     ------------    ------------     ------------   -------------     ------------

TOTAL ASSETS                                         $124,026,000    $129,448,000     $ 75,585,000   $(184,774,000)    $144,285,000
                                                     ============    ============     ============   =============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
       Accounts payable                                 $ 667,000    $  3,729,000     $  6,598,000   $    (364,000)    $ 10,630,000
       Current portion of long-term debt                  170,000         928,000                -               -        1,098,000
       Line of credit                                   5,379,000               -                -               -        5,379,000
       Other                                            2,989,000       2,898,000        1,578,000               -        7,465,000
                                                     ------------    ------------     ------------   -------------     ------------
            Total current liabilities                   9,205,000       7,555,000        8,176,000        (364,000)      24,572,000

LONG-TERM LIABILITIES
       Long-term debt, net of current portion          64,928,000       2,933,000                -               -       67,861,000
       Intercompany loan payable                                -      71,484,000       38,957,000    (110,441,000)               -
       Other                                              125,000         706,000        1,253,000               -        2,084,000
                                                     ------------    ------------     ------------   -------------     ------------
            Total long-term liabilities                65,053,000      75,123,000       40,210,000    (110,441,000)      69,945,000

STOCKHOLDERS' EQUITY
       Convertible preferred stock                              -               -                -               -                -
       Common stock                                        30,000      56,139,000       33,710,000     (89,849,000)          30,000
       Additional paid-in capital                      83,173,000               -                -               -       83,173,000
       Accumulated other comprehensive loss            (6,250,000)              -       (6,250,000)      6,250,000       (6,250,000)
       Accumulated deficit                            (27,185,000)     (9,369,000)        (261,000)      9,630,000      (27,185,000)
                                                     ------------    ------------     ------------   -------------     ------------
            Total stockholders' equity                 49,768,000      46,770,000       27,199,000     (73,969,000)      49,768,000
                                                     ------------    ------------     ------------   -------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $124,026,000    $129,448,000     $ 75,585,000   $(184,774,000)    $144,285,000
                                                     ============    ============     ============   =============     ============

                     Pacific Aerospace & Electronics, Inc.
   Consolidating Condensed Statement of Operations and Comprehensive Income
                    For the Quarter Ended November 30, 2000

                                                                  GUARANTOR       NON-GUARANTOR
                                                 PARENT          SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                               ------------      ------------      ------------      ------------     -------------
Net Sales                                      $          -      $ 16,009,000      $ 12,399,000      $   (971,000)     $ 27,437,000
Cost of Sales                                             -        14,288,000        11,034,000          (971,000)       24,351,000
                                               ------------      ------------      ------------      ------------     -------------

   Gross profit                                           -         1,721,000         1,365,000                 -         3,086,000

Operating expenses                                1,974,000         4,578,000           964,000        (1,662,000)        5,854,000
                                               ------------      ------------      ------------      ------------     -------------

   Income (loss) from operations                 (1,974,000)       (2,857,000)          401,000         1,662,000        (2,768,000)

Other income (expense)
   Parent's share of subsidiaries net income     (3,485,000)                -                 -         3,485,000                 -
   Interest expense                              (2,102,000)       (1,065,000)         (986,000)        1,912,000        (2,241,000)
   Other                                          2,618,000         1,022,000                 -        (3,574,000)           66,000
                                               ------------      ------------      ------------      ------------     -------------
        Total other income (expense)             (2,969,000)          (43,000)         (986,000)        1,823,000        (2,175,000)
                                               ------------      ------------      ------------      ------------     -------------

   Loss before income taxes                      (4,943,000)       (2,900,000)         (585,000)        3,485,000        (4,943,000)

Income tax benefit (expense)                              -                 -                 -                 -                 -
                                               ------------      ------------      ------------      ------------     -------------

   Net loss                                      (4,943,000)       (2,900,000)         (585,000)        3,485,000        (4,943,000)

Other comprehensive income (loss)
   Foreign currency translation, net of tax        (950,000)                -          (950,000)          950,000          (950,000)
                                               ------------      ------------      ------------      -------------    -------------
        Total other comprehensive loss             (950,000)                -          (950,000)          950,000          (950,000)
                                               ------------      ------------      ------------      -------------    -------------

   Comprehensive loss                          $ (5,893,000)     $ (2,900,000)     $ (1,535,000)      $ 4,435,000      $ (5,893,000)
                                               ============      ============      ============      ============     =============






                     Pacific Aerospace & Electronics, Inc.
   Consolidating Condensed Statement of Operations and Comprehensive Income
                    For the Quarter Ended November 30, 1999

                                                                    GUARANTOR      NON-GUARANTOR
                                                     PARENT        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                     ------        ------------    -------------   ------------      ------------
Net Sales                                         $          -     $ 14,605,000    $  14,960,000   $    (565,000)   $  29,000,000
Cost of Sales                                                -       11,509,000       12,805,000        (565,000)      23,749,000
                                                  ------------     ------------    -------------   -------------    -------------

      Gross profit                                           -        3,096,000        2,155,000               -        5,251,000

Operating expenses                                   1,410,000        3,219,000        1,295,000      (1,342,000)       4,582,000
                                                  ------------     ------------    -------------   -------------    -------------

      Income (loss) from operations                 (1,410,000)        (123,000)         860,000       1,342,000          669,000

Other income (expense)
      Parent's share of subsidiaries net loss         (465,000)               -                -         465,000                -
      Interest expense                              (2,471,000)      (1,192,000)      (1,107,000)      2,166,000       (2,604,000)
      Other                                          2,353,000        1,141,000            5,000      (3,508,000)          (9,000)
                                                  ------------     ------------    -------------   -------------    -------------
         Total other income (expense)                 (583,000)         (51,000)      (1,102,000)       (877,000)      (2,613,000)
                                                  ------------     ------------    -------------   -------------    -------------

      Loss before income taxes                      (1,993,000)        (174,000)        (242,000)        465,000       (1,944,000)

Income tax benefit (expense)                                 -                -          (70,000)              -          (70,000)
                                                  ------------     ------------    -------------   -------------    -------------

      Net loss                                      (1,993,000)        (174,000)        (312,000)        465,000       (2,014,000)

Other comprehensive loss
      Foreign currency translation, net of tax               -                -          (94,000)              -          (94,000)
                                                  ------------     ------------    -------------   -------------    -------------
        Total other comprehensive loss                       -                -          (94,000)              -          (94,000)
                                                  ------------     ------------    -------------   -------------    -------------

      Comprehensive loss                          $ (1,993,000)    $   (174,000)   $    (406,000)  $     465,000    $  (2,108,000)
                                                  ============     ============    =============   =============    =============

                     Pacific Aerospace & Electronics, Inc.
   Consolidating Condensed Statement of Operations and Comprehensive Income
                  For the Six Months Ended November 30, 2000

                                                                          GUARANTOR     NON-GUARANTOR
                                                          PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                          ------        ------------    ------------     ------------   ------------
Net Sales                                             $          -     $  31,790,000   $  25,021,000    $ (1,731,000) $  55,080,000
Cost of Sales                                                    -        26,616,000      22,187,000      (1,731,000)    47,072,000
                                                      ------------     -------------   -------------    ------------  -------------

     Gross profit                                                -         5,174,000       2,834,000               -      8,008,000

Operating expenses                                       3,700,000         8,227,000       2,063,000      (3,324,000)    10,666,000
                                                      ------------     -------------   -------------    ------------  -------------

     Income (loss) from operations                      (3,700,000)       (3,053,000)        771,000       3,324,000     (2,658,000)

Other income (expense)
     Parent's share of subsidiaries net income loss     (4,360,000)                -               -       4,360,000              -
     Interest expense                                   (4,243,000)       (2,204,000)     (2,012,000)      3,922,000     (4,537,000)
     Other                                               5,285,000         2,074,000               -      (7,246,000)       113,000
                                                      ------------     -------------   -------------    ------------  -------------
       Total other income (expense)                     (3,318,000)         (130,000)     (2,012,000)      1,036,000     (4,424,000)
                                                      ------------     -------------   -------------    ------------  -------------

     Loss before income taxes                           (7,018,000)       (3,183,000)     (1,241,000)      4,360,000     (7,082,000)

Income tax benefit (expense)                              (177,000)                -          64,000               -       (113,000)
                                                      ------------     -------------   -------------    ------------  -------------

     Net loss                                           (7,195,000)       (3,183,000)     (1,177,000)      4,360,000     (7,195,000)

Other comprehensive loss
     Foreign currency translation                       (3,216,000)                -      (3,216,000)      3,216,000     (3,216,000)
                                                      ------------     -------------   -------------    ------------  -------------
       Total other comprehensive loss                   (3,216,000)                -      (3,216,000)      3,216,000     (3,216,000)
                                                      ------------     -------------   -------------    ------------  -------------

     Comprehensive loss                               $(10,411,000)    $  (3,183,000)  $  (4,393,000)   $  7,576,000  $ (10,411,000)
                                                      ============     =============   =============    ============  =============

                     Pacific Aerospace & Electronics, Inc.
   Consolidating Condensed Statement of Operations and Comprehensive Income
                  For the Six Months Ended November 30, 1999

                                                                           GUARANTOR     NON-GUARANTOR
                                                               PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                               ------     ------------   ------------   ------------   ------------
Net Sales                                                  $          -   $ 29,116,000  $  29,333,000  $    (878,000) $  57,571,000
Cost of Sales                                                         -     22,082,000     24,556,000       (878,000)    45,760,000
                                                           ------------   ------------  -------------  -------------  -------------

      Gross profit                                                    -      7,034,000      4,777,000              -     11,811,000

Operating expenses                                            2,977,000      6,421,000      2,950,000     (2,662,000)     9,686,000
                                                           ------------   ------------  -------------  -------------  -------------

      Income (loss) from operations                          (2,977,000)       613,000      1,827,000      2,662,000      2,125,000

Other income (expense)
      Parent's share of subsidiaries net income (loss)         (538,000)             -              -        538,000              -
      Interest expense                                       (4,861,000)    (2,420,000)    (2,207,000)     4,336,000     (5,152,000)
      Other                                                   4,766,000      2,239,000         35,000     (6,998,000)        42,000
                                                           ------------   ------------  -------------  -------------  -------------
         Total other income (expense)                          (633,000)      (181,000)    (2,172,000)    (2,124,000)    (5,110,000)
                                                           ------------   ------------  -------------  -------------  -------------

      Income (loss) before income taxes                      (3,610,000)       432,000       (345,000)       538,000     (2,985,000)

Income tax benefit (expense)                                     (6,000)      (207,000)      (322,000)             -       (535,000)
                                                           ------------   ------------  -------------  -------------  -------------

      Net income (loss)                                      (3,616,000)       225,000       (667,000)       538,000     (3,520,000)

Other comprehensive income (loss)
      Foreign currency translation, net of tax                    4,000              -        (96,000)             -        (92,000)
                                                           ------------   ------------  -------------  -------------  -------------
         Total other comprehensive income (loss)                  4,000              -        (96,000)             -        (92,000)
                                                           ------------   ------------  -------------  -------------  -------------

      Comprehensive income (loss)                          $ (3,612,000)  $    225,000  $    (763,000) $     538,000  $  (3,612,000)
                                                           ============   ============  =============  =============  =============

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Cash Flows
               For the Six Month Period Ended November 30, 2000

                                                                           GUARANTOR    NON-GUARANTOR
                                                             PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                             ------      ------------   ------------    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
          Net cash provided by (used in)
            operating activities                            $(1,921,000)   $(3,957,000)  $    950,000    $  4,360,000   $  (568,000)

CASH FLOW FROM INVESTING ACTIVITIES:
-----------------------------------
    Acquisition of property, plant and equipment               (243,000)      (883,000)      (568,000)              -    (1,694,000)
    Investment in and loans to subsidiaries                    (953,000)     3,500,000              -      (2,547,000)            -
    Other changes, net                                                -         50,000              -               -        50,000
                                                            -----------    -----------   ------------    ------------  ------------
        Net cash provided by (used in) investing activities  (1,196,000)     2,667,000       (568,000)     (2,547,000)   (1,644,000)


CASH FLOW FROM FINANCING ACTIVITIES:
------------------------------------
    Net borrowings under line of credit                         567,000              -         12,000               -       579,000
    Payments on long-term debt and capital leases               (84,000)      (645,000)      (125,000)              -      (854,000)
    Proceeds from long-term debt                                 26,000         44,000              -               -        70,000
    Proceeds from sale of common stock and warrants, net      1,885,000              -              -               -     1,885,000
    Other changes, net                                        1,406,000      1,909,000     (1,502,000)     (1,813,000)            -
                                                            -----------    -----------   ------------    ------------  ------------
        Net cash provided by (used in) financing activities   3,800,000      1,308,000     (1,615,000)     (1,813,000)    1,680,000
                                                            -----------    -----------   ------------    ------------  ------------

    NET CHANGE IN CASH                                          683,000         18,000     (1,233,000)              -      (532,000)

    CASH AT BEGINNING OF PERIOD                                (184,000)        58,000      2,280,000               -     2,154,000
    EFFECT OF EXCHANGE RATES ON CASH                                  -              -        (95,000)              -        (95,00)
                                                            -----------    -----------   ------------    ------------  ------------

    CASH AT END OF PERIOD                                   $   499,000    $    76,000   $    952,000    $          -  $  1,527,000
                                                            ===========    ===========   ============    ============  ============

SUPPLEMENTAL CASH FLOW:
-----------------------
    Noncash operating expense related to:
        Depreciation                                        $   264,000    $ 1,704,000   $  1,205,000    $          -  $  3,173,000
        Amortization                                                  -        195,000        450,000               -       645,000
    Cash paid during the period for:
        Interest                                            $ 3,897,000    $   243,000   $  2,012,000    $ (1,961,000) $  4,191,000

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Cash Flows
                  For the Six Months Ended November 30, 1999

                                                                           GUARANTOR    NON-GUARANTOR
                                                               PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                               ------     ------------   ------------   ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
        Net cash provided by (used in)
         operating activities                               $(2,818,000)  $ 1,343,000     $ (2,314,000)  $   538,000    $(3,251,000)

CASH FLOW FROM INVESTING ACTIVITIES:
------------------------------------
  Acquisition of property, plant and equipment                 (530,000)   (1,264,000)        (715,000)            -     (2,509,000)
  Acquisition of subsidiaries                                (1,282,000)            -                -             -     (1,282,000)
  Other changes, net                                         (2,440,000)       10,000           85,000       850,000     (1,495,000)
                                                            -----------   -----------     ------------   -----------    -----------
      Net cash provided by (used in) investing activities    (4,252,000)   (1,254,000)        (630,000)      850,000     (5,286,000)

CASH FLOW FROM FINANCING ACTIVITIES:
------------------------------------
   Net borrowings under line of credit                        5,648,000             -                -             -      5,648,000
   Payments on long-term debt and capital leases                (46,000)   (1,529,000)        (125,000)            -     (1,700,000)
   Proceeds from sale of common stock and warrants, net          55,000             -                -             -         55,000
   Other changes, net                                           (85,000)    1,423,000           50,000    (1,388,000)             -
                                                            -----------   -----------     ------------   -----------    -----------
   Net cash provided by (used in) financing activities        5,572,000      (106,000)         (75,000)   (1,388,000)     4,003,000

   NET CHANGE IN CASH                                        (1,498,000)      (17,000)      (3,019,000)            -     (4,534,000)

   CASH AT BEGINNING OF PERIOD                                1,798,000        39,000        6,297,000             -      8,134,000
   EFFECT OF EXCHANGE RATES ON CASH                                   -             -          (18,000)            -        (18,000)
                                                            -----------   -----------     ------------   -----------    -----------

   CASH AT END OF PERIOD                                    $   300,000   $    22,000     $  3,260,000   $         -    $ 3,582,000
                                                            ===========   ===========     ============   ===========    ===========

SUPPLEMENTAL CASH FLOW:
-----------------------
   Noncash operating expenses related to:
      Depreciation                                          $   208,000   $ 1,531,000     $  1,380,000   $         -    $ 3,119,000
      Amortization                                                    -       215,000          494,000             -        709,000
   Cash paid during the period for:
      Interest                                                4,504,000       252,000        4,618,000    (4,577,000)     4,797,000
      Income taxes                                                    -             -        1,705,000             -      1,705,000

Inventories consist of the following:
                                                November 30,                   May 31,
                                                   2000                         2000
                                                   ----                         ----
Guarantor subsidiaries
      Raw materials                             $ 5,413,000                  $ 5,464,000
      Work in progress                            6,626,000                    5,438,000
      Finished goods                              6,582,000                    6,405,000
                                                -----------                  -----------
                                                $18,621,000                  $17,307,000
                                                ===========                  ===========


Non-guarantor subsidiaries
      Raw materials                             $ 1,472,000                  $ 1,712,000
      Work in progress                            7,413,000                    8,142,000
      Finished goods                                457,000                      688,000
                                                -----------                  -----------
                                                $ 9,342,000                  $10,542,000
                                                ===========                  ===========

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Operating Expenses. Operating expenses increased by $1.3 million, or 28.3%, to $5.9 million for the quarter ended November 30, 2000 from $4.6 million for the quarter ended November 30, 1999. As a percentage of net sales, operating expenses increased 5.5 percentage points, to 21.3% for the quarter ended November 30, 2000 from 15.8% for the quarter ended November 30, 1999. The increase in operating expenses is attributable mainly to a non-cash charge of approximately $700,000 to reduce the carrying value, approximately $900,000, of equipment used in one of our U.S. Aerospace Group's Casting Division locations that was removed from operations, to estimated liquidation value, approximately $200,000. This equipment is currently held for sale. Operating expenses also includes an approximately $280,000 non-cash accrual for loss on the sale of an unused building in Butler, New Jersey that was sold during December 2000. Net proceeds from the sale of the building were approximately $700,000, versus a carrying amount of approximately $980,000. Future sales of assets and business units could result in significant non-cash losses. The remaining increase in operating expenses is attributable mainly to increased sales and marketing expenditures during the quarter and to the costs of ISO certification audits conducted in our U.S Aerospace and U.S. Electronics Groups.

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

Other Income (Expense). Other income (expense) represents non-operational income and expense for the period. Other income increased to $66,000 for the quarter ended November 30, 2000 from $14,000 expense for the quarter ended November 30, 1999. This change was primarily attributed to rent derived from the non-operational building that was sold in December 2000.

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

Operating Expenses. Operating expenses increased by $1.0 million, or 10.3% to $10.7 million for the six months ended November 30, 2000 from $9.7 million for the six months ended November 30, 1999. As a percentage of net sales, operating expenses increased 2.6 percentage points, to 19.4% for the six months ended November 30, 2000, from 16.8% for the six months ended November 30, 1999. The increase in operating expenses is attributable mainly to a non-cash charge of approximately $700,000 to reduce the carrying value, approximately $900,000, of equipment used in one of our U.S. Aerospace Group's Casting Division locations that was removed from operations, to estimated liquidation value, approximately $200,000. This equipment is currently held for sale. Operating expenses also includes an approximately $280,000 non-cash accrual for loss on the sale of an unused building in Butler, New Jersey that was sold during December 2000. Net proceeds from the sale of the building were approximately $700,000, versus a carrying amount of approximately $980,000. Future sales of assets and business units could result in significant non-cash losses.

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

Other Income (Expense). Other income (expense) includes non-operational income and expense for the period. Other income increased to $113,000 for the six months ended November 30, 2000, from $11,000 expense for the six months ended November 30, 1999. This change was primarily attributed to rent derived from the non-operational building that was sold in December 2000.

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

At May 31, 2000, our primary banking relationships included a revolving line of credit of up to $6.3 million in the U.S. and a revolving line of credit of up to approximately $5.0 million ((Pounds)3.5 million) in the U.K. As of November 30, 2000 the U.S. line was drawn $5.9 million and the U.K. line was unused. Our U.S. operating line of credit has been extended through February 5, 2001. Due to our continued losses, our current U.S. senior lender has decided not to renew our current revolving line of credit once we have found a replacement lender. We are currently negotiating to obtain a replacement revolving line of credit and possible additional term loan financing in the U.S. Our current senior lender in the U.S. has orally expressed willingness to extend our current revolving line of credit until a replacement facility is in place, but we do not have a written commitment to this effect. Our U.K. operating line of credit has been extended through February 28, 2001, but the effective borrowing limit has been reduced to approximately $2.1 million ((Pounds)1.5 million). Our continued losses and the "going concern" warning in our auditor's report for the year ended May 31, 2000, have made it difficult to renew or replace our existing credit facilities. If we are unable to renew or replace our credit lines, we may not have enough cash to fund or sustain our current operations or to meet our obligations as they become due, including paying our February 1, 2001 interest payment within the grace period ending on March 3, 2001. In that event, we may be forced to seek protection from creditors under the bankruptcy laws.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on October 10, 2000. The shareholders voted upon the following matters at the Annual Meeting:

(a)  Election of Directors

The following six directors nominated by the Board of Directors were elected to serve as directors of the Company until the 2001 Annual Meeting of Shareholders:

-----------------------------------------------------------------------------------------------------
                                                                                        BROKER
DIRECTOR                           FOR              AGAINST             ABSTAIN        NON-VOTES
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Werner Hafelfinger             27,577,728           271,287            1,189,874          -0-
-----------------------------------------------------------------------------------------------------
Dale Rasmussen                 27,672,430           176,585            1,189,874          -0-
-----------------------------------------------------------------------------------------------------
Gene C. Sharratt               27,621,093           227,922            1,189,874          -0-
-----------------------------------------------------------------------------------------------------
Robert M. Stemmler             27,672,541           176,474            1,189,874          -0-
-----------------------------------------------------------------------------------------------------
William A. Wheeler             27,667,274           181,741            1,189,874          -0-
-----------------------------------------------------------------------------------------------------
Donald A. Wright               27,334,490           514,525            1,189,874          -0-
-----------------------------------------------------------------------------------------------------

(b)  Ratification of KPMG LLP as the Company's Independent Auditor

The selection of KPMG LLP as the Company's independent auditor for the 2001 fiscal year was ratified by the following vote:

For                 28,419,337
Against                547,241
Abstain                 72,311
Broker Non-Votes           -0-
TOTAL               29,038,889

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

One of the second set of triggering events occurred because the registration statement did not become effective within 60 days after the closing. However, the investors waived their rights to any shares under the vesting warrants as a result of that event. If the registration statement is not effective 180 days after closing, which has been extended to 200 days after closing by the investors, shares would vest under the formula described above for the first set of triggering events under the vesting warrants.

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

                                                       Shares Issuable                         Total Shares    Total Shares as
Hypothetical                       Shares Issuable          Under          Shares Issuable      Issued and       a Percent of
 Adjustment      Shares Issued      Under Closing        Adjustable          Under Vesting      Issuable to      Outstanding
  Price/(1)/      at Closing          Warrants          Warrants/(1)/        Warrants/(2)/       Investors       Stock/(3)/
  ---------       ----------          --------          ------------         ------------        ---------       ----------
  $0.25             1,142,860          385,000            7,552,814                  0           9,080,674         20.90%
  $0.50/(4)/        1,142,860          385,000            3,204,977                  0           4,732,837         12.10%
  $0.60             1,142,860          385,000            2,480,338                  0           4,008,198         10.44%
  $0.75             1,142,860          385,000            1,755,698                  0           3,283,558          8.72%
  $1.00             1,142,860          385,000            1,031,058                  0           2,558,918          6.93%
  $1.25             1,142,860          385,000              596,275                  0           2,124,135          5.82%
  $1.50             1,142,860          385,000              304,419                  0           1,832,279          5.06%
  $1.75             1,142,860          385,000               99,379                  0           1,627,239          4.52%
  $2.00             1,142,860          385,000                    0                  0           1,527,860          4.26%
  $3.00             1,142,860          385,000                    0                  0           1,527,860          4.26%

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

The following documents are filed as exhibits to this Quarterly Report:

            Exhibit
             Number   Description
                3.1   Articles of Incorporation of Pacific Aerospace &
                      Electronics, Inc. /6/
                3.2   Amendment to Articles of Incorporation containing
                      Designation of Rights and Preferences of Series A
                      Convertible Preferred Stock, as corrected. /8/
                3.3   Amendment to Articles of Incorporation containing
                      Designation of Rights and Preferences of Series B
                      Convertible Preferred Stock. /20/
                3.4   Bylaws of Pacific Aerospace & Electronics, Inc., as
                      amended. /35/
                4.1   Form of specimen certificate for Common Stock. /6/
                4.2   Form of specimen certificate for public warrants. /6/
                4.3   Form of specimen certificate for the Series A Convertible
                      Preferred Stock. /8/
                4.4   Form of specimen certificate for the Series B Convertible
                      Preferred Stock. /20/
                4.5   Form of Common Stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15,1998.
                      /20/
                4.6   Securities Purchase Agreement among Pacific Aerospace &
                      Electronics, Inc., Strong River Investments, Inc., and Bay
                      Harbor Investments, Inc., dated as of July 27, 2000. /33/
                4.7   Registration Rights Agreement between Pacific Aerospace &
                      Electronics, Inc., Strong River Investments, Inc., and Bay
                      Harbor Investments, Inc., dated as of July 27, 2000. /33/
                4.8   Warrant between Pacific Aerospace & Electronics, Inc. and
                      Strong River Investments, Inc., dated as of July 27, 2000.
                      /33/
                4.9   Warrant between Pacific Aerospace & Electronics, Inc. and
                      Bay Harbor Investments, Inc., dated as of July 27, 2000.
                      /33/
               4.10   Warrant between Pacific Aerospace & Electronics, Inc. and
                      Strong River Investments, Inc., dated as of July 27, 2000.
                      /33/
               4.11   Warrant between Pacific Aerospace & Electronics, Inc. and
                      Bay Harbor Investments, Inc., dated as of July 27, 2000.
                      /33/
               4.12   Vesting Warrant between Pacific Aerospace & Electronics,
                      Inc. and Strong River Investments, Inc., dated as of July
                      27, 2000. /33/
               4.13   Vesting Warrant between Pacific Aerospace & Electronics,
                      Inc. and Bay Harbor Investments, Inc., dated as of July
                      27, 2000. /33/
               4.14   Placement Agent Warrant between Pacific Aerospace &
                      Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000. /34/

                4.15 Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc. /18/
                4.16 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc. Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust
                      Company. /18/
                4.17 Registration Rights Agreement, dated as of July 30, 19998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc. /18/
                4.18 Form of Global Note by Pacific Aerospace & Electronics, Inc. /18/
                4.19 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc. /25/
                10.1  Amended and Restated Stock Incentive Plan. /5/
                10.2 Amendment No. 1 to the Amended and Restated Stock Incentive Plan. /19/
                10.3  Amended and Restated Independent Director Stock Plan.(21)
                10.4  1999 Stock Incentive Plan /30/
                10.5  1997 Employee Stock Purchase Plan. /11/
                10.6 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. /9/
                10.7 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. /27/
                10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger. /27/
                10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde. /9/
               10.10 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds. /12/
               10.11  Incentive Compensation Program. /35/
               10.12 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association. /15/
               10.13 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association. /15/
               10.14 Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association. /29/
               10.15 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association. /22/
               10.16 Modification and/or Extension Agreement, dated October 6, 1999, between

                      Pacific Aerospace & Electronics, Inc. and KeyBank National Association /29/
               10.17 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association. /29/
               10.18 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association. /22/
               10.19 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc. /22/
               10.20 Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association. /35/
               10.21 Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association. /36/
               10.22 Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association. /36/
               10.23 Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association. /36/)
               10.24 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc. /20/
               10.25 General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group). /31/
               10.26 Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group). /1/ /31/
               10.27 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998. /1/ /20/
               10.28 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. /27/
               10.29 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County. /27/
               10.30 Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County. /36/
               10.31 Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren's Education Trust. /36/
                27.1  Financial Data Schedule. /37/

_______________
/1/ Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.
/2/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.
/3/ Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on June 19, 1996.
/4/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.
/5/ Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

/6/ Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.
/7/ Incorporated by reference to the Company's Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.
/8/ Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.
/9/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.
/10/ Incorporated by reference to the Company's Registration Statement on Form
     S-8 filed on June 11, 1997.
/11/ Incorporated by reference to the Company's Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.
/12/ Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-
     2, filed on November 3, 1997.
/13/ Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.
/14/ Incorporated by reference to the Company's Registration Statement on Form
     S-3 filed on December 3, 1997.
/15/ Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.
/16/ Incorporated by reference to the Company's Current Report on Form 8-K/A, filed on May 1, 1998.
/17/ Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 1998.
/18/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
/19/ Incorporated by reference to the Company's Registration Statement on Form
     S-8 filed on November 7, 1997.
/20/ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending May 31, 1998.
/21/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1998.
/22/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.
/23/ Incorporated by reference to the Company's Registration Statement on Form
     S-1 filed on October 30, 1998.
/24/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.
/25/ Incorporated by reference to Registration Statement on Form S-4 filed on
     November 25, 1998.
/26/ Incorporated by reference to Amendment No. 1 to Registration Statement on
     Form S-4 filed on January 20, 1999.
/27/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
/28/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.

/29/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
/30/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
/31/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.
/32/ Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2000.
/33/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2000.
/34/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 2000.
/35/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.
/36/ Previously filed with this report.
/37/ Filed with this amended report.


b. Reports on Form 8-K.

None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PACIFIC AEROSPACE & ELECTRONICS, INC.



Date: January 30, 2001            /s/ Donald A. Wright
                                  ----------------------------------------------
                                  Donald A. Wright
                                  President, Chief Executive Officer, and
                                  Chairman of the Board
                                  (Principal Executive Officer)



Date: January 30, 2001            /s/ Nick A. Gerde
                                  ----------------------------------------------
                                  Nick A. Gerde
                                  Vice President Finance, Chief Financial
                                  Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


The following documents are filed as exhibits to this Quarterly Report:

     Exhibit
     Number    Description
        3.1    Articles of Incorporation of Pacific Aerospace & Electronics,
               Inc./(6)/
        3.2    Amendment to Articles of Incorporation containing Designation of
               Rights and Preferences of Series A Convertible Preferred Stock, as corrected./(8)/
        3.3    Amendment to Articles of Incorporation containing Designation of
               Rights and Preferences of Series B Convertible Preferred Stock.
               /(20)/
        3.4    Bylaws of Pacific Aerospace & Electronics, Inc., as
               amended./(35)/
        4.1    Form of specimen certificate for Common Stock./(6)/
        4.2    Form of specimen certificate for public warrants./(6)/
        4.3    Form of specimen certificate for the Series A Convertible
               Preferred Stock./(8)/
        4.4    Form of specimen certificate for the Series B Convertible
               Preferred Stock./(20)/
        4.5    Form of Common Stock Purchase Warrant issued to holders of the
               Series B Convertible Preferred Stock on May 15, 1998./(20)/
        4.6    Securities Purchase Agreement among Pacific Aerospace &
               Electronics, Inc., Strong River Investments, Inc., and Bay Harbor
               Investments, Inc., dated as of July 27, 2000./(33)/
        4.7    Registration Rights Agreement between Pacific Aerospace &
               Electronics, Inc., Strong River Investments, Inc., and Bay Harbor
               Investments, Inc., dated as of July 27, 2000./(33)/
        4.8    Warrant between Pacific Aerospace & Electronics, Inc. and Strong
               River Investments, Inc., dated as of July 27, 2000./(33)/
        4.9    Warrant between Pacific Aerospace & Electronics, Inc. and Bay
               Harbor Investments, Inc., dated as of July 27, 2000./(33)/
       4.10    Warrant between Pacific Aerospace & Electronics, Inc. and Strong
               River Investments, Inc., dated as of July 27, 2000. /(33)/
       4.11    Warrant between Pacific Aerospace & Electronics, Inc. and Bay
               Harbor Inc., dated as of July 27, 2000. /(33)/
       4.12    Vesting Warrant between Pacific Aerospace & Electronics, Inc. and
               Strong River Investments, Inc., dated as of July 27, 2000. /(33)/
       4.13    Vesting Warrant between Pacific Aerospace & Electronics, Inc. and
               Bay Harbor Investments, Inc., dated as of July 27, 2000. /(33)/
       4.14    Placement Agent Warrant between Pacific Aerospace & Electronics,
               Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000.
               /(34)/

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

               Pacific Aerospace & Electronics, Inc. and KeyBank National Association /(29)/.
     10.17 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
     10.18 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
     10.19 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc./(22)/
     10.20 Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(35)/
     10.21 Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association. /(36)/
     10.22 Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association. /(36)/
     10.23 Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association. /(36)/
     10.24 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
     10.25 General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group). /(31)/
     10.26 Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(1)/ /(31)/
     10.27 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998./(1)//(20)/
     10.28 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. /(27)/
     10.29 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County. /(27)/
     10.30 Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County. /(36)/
     10.31 Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren's Education Trust. /(36)/
      27.1     Financial Data Schedule./(37)/

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

/(29)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
/(30)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
/(31)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.
/(32)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2000.
/(33)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2000.
/(34)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 2000.
/(35)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.
/(36)/ Previously filed with this report.
/(37)/ Filed with this amended report.