Form 10-Q
period 2001-02-28
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2001-04-13
CIK 790023

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended February 28, 2001

[ _ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________________ to __________________

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 9, 2001, there were 38,686,301 shares outstanding of the Company's Common Stock, par value $.001 per share.

                                    PART 1
                             FINANCIAL INFORMATION
                             ---------------------


ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets - February 28, 2001 and May 31, 2000

Consolidated Statements of Operations and Comprehensive Income (Loss) - Third Quarters and Nine Months Ended February 28, 2001 and February 29, 2000.

Consolidated Statements of Cash Flows - Nine Months Ended February 28, 2001 and February 29, 2000

Management's Statement and Notes to Unaudited Consolidated Financial Statements
- Third Quarter and Nine Months Ended February 28, 2001 and February 29, 2000

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      February 28, 2001 and May 31, 2000

                                                                            February 28,           May 31,
                                                                               2001                 2000
                                     ASSETS                                (Unaudited)            (Audited)
---------------------------------------------------------------------     --------------       --------------
CURRENT ASSETS
   Cash                                                                   $    1,468,000       $    2,154,000
   Accounts  receivable, net                                                  18,722,000           21,210,000
   Inventories                                                                25,365,000           27,849,000
   Deferred income taxes                                                         117,000              872,000
   Prepaid expense and other                                                   1,993,000            1,668,000
                                                                          --------------       --------------
             Total Current Assets                                             47,665,000           53,753,000
                                                                          --------------       --------------

PROPERTY AND EQUIPMENT, NET                                                   34,227,000           44,076,000
                                                                          --------------       --------------

OTHER ASSETS

  Costs in excess of net book value of acquired subsidiaries, net              9,329,000           38,291,000
  Patents, net                                                                 1,102,000            1,158,000
  Deferred income taxes                                                                -            2,303,000
  Deferred financing costs, net                                                3,326,000            3,597,000
  Other assets                                                                   548,000              404,000
                                                                          --------------       --------------
               Total Other Assets                                             14,305,000           45,753,000
                                                                          --------------       --------------

TOTAL ASSETS                                                              $   96,197,000       $  143,582,000
                                                                          ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                        $   14,108,000       $   10,630,000
  Accrued liabilities                                                          4,663,000            4,589,000
  Accrued interest                                                               597,000            2,372,000
  Current portion of long-term debt                                            1,039,000            1,098,000
  Current portion of capital lease obligations                                   443,000              504,000
  Lines of credit                                                                      -            5,379,000
                                                                          --------------       --------------
                Total Current Liabilities                                     20,850,000           24,572,000
                                                                          --------------       --------------

LONG-TERM LIABILITIES
  Long-term debt, net of current portion                                       3,419,000            4,161,000
  Capital lease obligations, net of current portion                              959,000            1,065,000
  Senior subordinated notes payable                                           63,700,000           63,700,000
  Short-term obligations to be refinanced with long-term debt                  9,306,000                    -
  Deferred rent and other                                                      2,205,000              316,000
                                                                          --------------       --------------
                 Total Long Term Liabilities                                  79,589,000           69,242,000
                                                                          --------------       --------------

Total Liabilities                                                            100,439,000           93,814,000
                                                                          --------------       --------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Convertible preferred stock                                                         -                    -
   Common stock                                                                   38,000               30,000
   Additional paid in capital                                                 85,009,000           83,173,000
   Accumulated other comprehensive loss                                       (8,589,000)          (6,250,000)
   Accumulated deficit                                                       (80,700,000)         (27,185,000)
                                                                          --------------       --------------
                  Total Stockholders' Equity (Deficit)                        (4,242,000)          49,768,000
                                                                          --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $   96,197,000       $  143,582,000
                                                                          ==============       ==============

The accompanying notes are an integral part of these consolidated financial statements.

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
          INCOME (LOSS) Third Quarters and Nine Months Ended February
                        28, 2001 and February 29, 2000

                                                  Quarters Ended                    Nine Months Ended
                                            ---------------------------       ---------------------------
                                            February 28,   February 29,       February 28,   February 29,
                                               2001           2000               2001           2000
                                            (Unaudited)    (Unaudited)        (Unaudited)    (Unaudited)
                                            ------------   ------------       ------------   ------------
NET SALES                                   $ 27,068,000   $ 26,501,000       $ 82,148,000   $ 84,072,000

COST OF SALES                                 27,993,000     21,355,000         75,065,000     67,115,000
                                            ------------   ------------       ------------   ------------

GROSS PROFIT (LOSS)                             (925,000)     5,146,000          7,083,000     16,957,000

OPERATING EXPENSES                            37,044,000      4,646,000         47,710,000     14,332,000
                                            ------------   ------------       ------------   ------------

INCOME (LOSS) FROM OPERATIONS                (37,969,000)       500,000        (40,627,000)     2,625,000
                                            ------------   ------------       ------------   ------------

OTHER INCOME (EXPENSE)
     Interest Income                                   -          1,000                  -         54,000
     Interest Expense                         (2,354,000)    (2,516,000)        (6,891,000)    (7,668,000)
     Other                                       (18,000)        10,000             95,000         (1,000)
                                            ------------   ------------       ------------   ------------
                                              (2,372,000)    (2,505,000)        (6,796,000)    (7,615,000)
                                            ------------   ------------       ------------   ------------

NET LOSS BEFORE INCOME TAX                   (40,341,000)    (2,005,000)       (47,423,000)    (4,990,000)

PROVISION FOR INCOME TAXES                    (5,976,000)       330,000         (6,089,000)      (205,000)
                                            ------------   ------------       ------------   ------------

NET  LOSS                                    (46,317,000)    (1,675,000)       (53,512,000)    (5,195,000)
                                            ------------   ------------       ------------   ------------

OTHER COMPREHENSIVE INCOME (LOSS):
     Foreign currency translation                877,000       (830,000)        (2,339,000)      (969,000)
     Income tax benefit (expense)                      -       (634,000)                 -       (681,000)
                                            ------------   ------------       ------------   ------------
                                                 877,000     (1,464,000)        (2,339,000)    (1,650,000)
                                            ------------   ------------       ------------   ------------
COMPREHENSIVE LOSS                          $(45,440,000)  $ (3,139,000)      $(55,851,000)  $ (6,845,000)
                                            ============   ============       ============   ============


NET LOSS PER SHARE:
        BASIC                               $      (1.32)  $      (0.08)      $      (1.57)  $      (0.26)
        DILUTED                             $      (1.32)  $      (0.08)      $      (1.57)  $      (0.26)

SHARES USED IN COMPUTATION OF
     NET LOSS PER SHARE:
        BASIC                                 35,020,000     21,043,000         34,135,000     20,044,000
        DILUTED                               35,020,000     21,043,000         34,135,000     20,044,000

       The accompanying notes are an integral part of these consolidated financial statements.

            PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended February 28, 2001 and February 29, 2000

                                                                                           Nine Months Ended
                                                                                     -----------------------------

                                                                                     February 28,     February 29,
                                                                                        2001             2000
                                                                                     (Unaudited)      (Unaudited)
                                                                                     -----------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
         Net cash used in operating activities                                       $  (572,000)     $ (4,994,000)
                                                                                     -----------      ------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                               (2,904,000)       (3,434,000)
     Proceeds from sale of property and equipment                                      1,733,000            21,000
     Acquisition of subsidiaries                                                               -        (1,282,000)
     Increase in notes receivable                                                              -        (1,505,000)
                                                                                     -----------      ------------
          Net cash used in investing activities                                       (1,171,000)       (6,200,000)
                                                                                     -----------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net borrowings under line of credit                                                 319,000         5,871,000
     Proceeds from long-term debt                                                        272,000                 -
     Payments on long term debt and cap leases                                        (1,220,000)       (2,047,000)
     Sale of common stock, net of issuance costs                                       1,840,000            98,000
     Sale of preferred stock, net of issuance costs                                            -            (4,000)
     Proceeds from exercise of warrants                                                    4,000            87,000
                                                                                     -----------      ------------
            Net cash provided by financing activities                                  1,215,000         4,005,000
                                                                                     -----------      ------------

NET CHANGE IN CASH                                                                      (528,000)       (7,189,000)

CASH AT BEGINNING OF PERIOD                                                            2,154,000         8,134,000
EFFECT OF EXCHANGE RATES ON CASH                                                        (158,000)          157,000
                                                                                     -----------      ------------

CASH AT END OF PERIOD                                                                $ 1,468,000      $  1,102,000
                                                                                     ===========      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Cash paid during the period for:
     Interest                                                                        $ 4,577,000      $  9,296,000
     Income taxes                                                                        192,000         2,185,000
  Short-term obligations to be refinanced with long-term debt                          9,306,000                 -

  The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           MANAGEMENT'S STATEMENT AND
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

             Third Quarter and Nine Months Ended February 28, 2001


Management's Statement
----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position as of February 28, 2001 and May 31, 2000, the consolidated results of operations for the quarters and nine months ended February 28, 2001 and February 29, 2000, and the consolidated statements of cash flows for the nine months ended February 28, 2001 and February 29, 2000. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended May 31, 2000 and 1999.

The results of operations for the quarter and nine months ended February 28, 2001 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

Note 1:  Net Loss Per Share:
         ------------------

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. As the Company had a net loss for the periods ended February 28, 2001 and February 29, 2000, basic and diluted net loss per share are the same.

Potential amounts of shares that were not included in the computation of weighted average diluted shares were 7,114,844, as of February 28, 2001. This number does not include warrants to purchase an additional 4,729,052 shares that we issued to four lenders and a placement agent in connection with a loan that closed on March 1, 2001.

Note 2: Inventories
        -----------

Components of inventories are as follows:

                                    February 28,         May 31,
                                        2001              2000
                                        ----              ----

    Raw materials                    $ 5,875,000      $ 7,204,000

    Work in progress                  12,678,000       13,581,000

    Finished goods                     6,812,000        7,064,000
                                     -----------      -----------

      Total                          $25,365,000      $27,849,000
                                     ===========      ===========


Note 3:    Going Concern
           -------------

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the nine months ended February 28, 2001, the Company's operating activities used cash of $572,000. The Company's future success will depend heavily on its ability to generate cash from operating activities and to meet its obligations as they become due. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional common stock or other securities, or it may need to sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash from operations, to sell additional common stock or other securities, or to sell assets for amounts in excess of book value. The Company's ability to obtain additional cash if and when needed could have a material adverse effect on its financial position, results of operations and its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Nine months ended February 28, 2001

                                                                                                      Corporate,
                                                        U.S.            European         U.S.           other and
                                                     Aerospace         Aerospace      Electronics     eliminations        Total
                                                  -------------      ------------   -------------   ---------------  -------------
Net sales to customers                          $    22,405,000        37,662,000      22,081,000                -      82,148,000
Net sales between segments                              489,000                 -               -         (489,000)              -
Income (loss) from operations                       (14,082,000)      (24,270,000)      3,454,000       (5,729,000)    (40,627,000)
Interest income                                               -                 -               -                -               -
Interest expense                                        274,000         3,007,000         101,000        3,509,000       6,891,000
Other income (expense)                                   52,000                 -          55,000          (12,000)         95,000
Identifiable assets                                  22,118,000        44,285,000      20,278,000        9,516,000      96,197,000

Nine months ended February 29, 2000

                                                                                                        Corporate,
                                                        U.S.            European         U.S.           other and
                                                     Aerospace         Aerospace      Electronics     eliminations        Total
                                                  -------------      ------------- -------------   ---------------  ------------
Net sales to customers                         $    23,298,000         42,588,000     18,186,000               -      84,072,000
Net sales between segments                             160,000                  -              -        (160,000)              -
Income (loss) from operations                           92,000          2,026,000      5,049,000      (4,542,000)      2,625,000
Interest income                                              -             35,000              -          19,000          54,000
Interest expense                                       271,000          3,311,000        100,000       3,986,000       7,668,000
Other income (expense)                                  50,000                  -         51,000        (102,000)         (1,000)
Identifiable assets                                 33,533,000         79,893,000     20,379,000      18,282,000     152,087,000

Note 5:  Potential Sale or Closure of Subsidiaries
         -----------------------------------------

As previously announced, the Company has decided to sell its U.K. subsidiary, which makes up its European Aerospace Group. The Company has engaged an
investment banking institution to assist it in marketing that business.   The
European Aerospace Group contributed approximately 46% of the Company's consolidated revenue for the nine months ended February 28, 2001 and represented approximately 46% of the Company's consolidated assets at February 28, 2001. Although at this time the Company has not committed to a specific buyer of the group, it has received several bona-fide preliminary indicative offers to purchase the group. The Company's goal is to complete the sale of the European Aerospace Group by May 31, 2001. In addition, the Company is in the process of downsizing its U.S. Aerospace Group's Engineering & Fabrication Division by closing its fabrication facilities in Sedro-Woolley, Washington and selling assets related to the fabrication business. The downsizing of the fabrication operations began in March 2001 and is expected to be complete by summer. The Engineering & Fabrication Division provided approximately 6% of the Company's consolidated net revenue for the nine months ended February 28, 2001 and represented approximately 4% of the Company's consolidated assets at February 28, 2001. The Company is also pursuing opportunities to sell other under utilized assets used in its U.S. Aerospace Group.

                                                European Aerospace Group                   Engineering & Fabrication Division
                                                   Nine Months Ending                              Nine Months Ending
                                       -----------------------------------------        --------------------------------------
                                            February 28,         February 29,              February 28,          February 29,
                                                2001                 2000                      2001                  2000
                                                ----                 ----                      ----                  ----
Net sales to customers                 $      37,662,000           42,588,000                 4,951,000             4,173,000

Income (loss) from operations                (24,270,000)           2,026,000                (8,776,000)             (676,000)



Note 6:  Asset Impairment
         ----------------

Based upon preliminary indicative offers to purchase the European Aerospace Group, the Company recognized a $25.0 million charge to reduce the $33.0 million carrying value of goodwill associated with the European Aerospace Group to net estimated realizable value, approximately $8.0 million. The Company has a potential opportunity to sell certain property, plant, and equipment used in our U.S. Aerospace Group. Based upon our evaluation of those assets the Company has recognized a $3.5 million charge to reduce the $6.5 million carrying value of those assets to estimated net realizable value, approximately $3.0 million. Also included in operating expenses are non-cash charges of approximately $3.3 million to reduce the $3.5 million carrying value of goodwill and equipment used in the U.S. Aerospace Group's Engineering & Fabrication Division to estimated liquidation value, approximately $0.2 million. Within the U.S. Electronic Group's Display Division the Company recognized a non-cash charge of approximately $0.6 million to reduce the $0.9 million of equipment used to produce low power relays to net realizable value, approximately $0.3 million. The equipment, inventory, and intellectual property used to produce low power relays were sold subsequent to the end of the third quarter. Gross proceeds from the sale were $400,000 compared to a carrying amount of approximately $1.0 million.

Note 7:  Deferred Tax Assets
         -------------------

Due to continued losses, the Company has concluded that substantially all of its deferred income tax assets do not meet the accounting requirement of "more likely than not" to be realized. Therefore, the Company wrote off approximately $4.8 million of deferred income tax assets during the quarter ended February 28, 2001. Income tax expense in the future should be minimal until such time as the Company becomes consistently profitable.

Note 8:  Short Term Obligations To Be Refinanced
         ---------------------------------------

On March 2, 2001 the Company refinanced certain short-term obligations, its lines of credit and accrued interest on its 11 1/4% senior subordinated notes, with long-term debt. The long-term debt is a senior secured term loan of $13.8 million from four institutional lenders that closed on March 1, 2001. The loan bears interest at 18% per annum, payable quarterly, and has a two-year term. The Company has the right to defer and accrue a portion of the interest on the loan, up to 1 1/4% per quarter, for up to a year at the time of any interest payment. The loan is secured by the Company's assets, the assets of its U.S. subsidiaries, and other intangibles. This senior secured loan is a term loan rather than a revolving loan. As a result, if the Company makes payments of principal before the loan's maturity, additional loan proceeds will not become available, and the loan will not provide an additional source of cash to fund the Company's operations or to meet its obligations as they become due.

Note 9:  Consolidating Condensed Financial Statements
         --------------------------------------------

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

                     Pacific Aerospace & Electronics, Inc.
                     Consolidating Condensed Balance Sheet
                               February 28, 2001

                                                                    GUARANTOR    NON-GUARANTOR
                                                       PARENT      SUBSIDIARIES  SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                       ------      ------------  -------------    -------------     ------------
ASSETS
------

CURRENT ASSETS
   Cash                                            $     355,000  $      29,000   $  1,084,000    $           -     $  1,468,000
   Accounts receivable, net                                    -      8,384,000     10,504,000         (166,000)      18,722,000
   Inventories                                                 -     16,016,000      9,349,000                -       25,365,000
   Other                                                 146,000        428,000      1,536,000                -        2,110,000
                                                   -------------  -------------   ------------    -------------     ------------
       Total current assets                              501,000     24,857,000     22,473,000         (166,000)      47,665,000

PROPERTY, PLANT, AND EQUIPMENT, net                    5,450,000     14,996,000     13,781,000                -       34,227,000

OTHER ASSETS
   Costs in excess of net book value
       of acquired subsidiaries, net                           -      1,298,000      8,031,000                -        9,329,000
   Investment in and loans to subsidiaries            63,831,000     71,744,000              -     (135,575,000)               -
   Other                                               3,536,000      1,440,000              -                -        4,976,000
                                                   -------------  -------------   ------------    -------------     ------------
       Total other assets                             67,367,000     74,482,000      8,031,000     (135,575,000)      14,305,000
                                                   =============  =============   ============    =============     ============

TOTAL ASSETS                                       $  73,318,000  $ 114,335,000   $ 44,285,000    $(135,741,000)    $ 96,197,000
                                                   =============  =============   ============    =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable                                $   1,058,000  $   6,831,000   $  6,385,000    $    (166,000)    $ 14,108,000
   Current portion of long-term debt                     116,000        923,000              -                -        1,039,000
   Line of credit                                              -              -              -                -                -
   Other                                               1,206,000      2,313,000      2,184,000                -        5,703,000
                                                   -------------  -------------   ------------    -------------     ------------
       Total current liabilities                       2,380,000     10,067,000      8,569,000         (166,000)      20,850,000

LONG-TERM LIABILITIES
   Long-term debt, net of current portion             74,176,000      2,249,000              -                -       76,425,000
   Intercompany loan payable                                   -     69,779,000     38,394,000     (108,173,000)               -
   Other                                                 125,000      1,977,000      1,062,000                -        3,164,000
                                                   -------------  -------------   ------------    -------------     ------------
       Total long-term liabilities                    74,301,000     74,005,000     39,456,000     (108,173,000)      79,589,000

STOCKHOLDERS' EQUITY (DEFICIT)
   Convertible preferred stock                                 -              -              -                -                -
   Common stock                                           38,000     56,139,000     33,710,000      (89,849,000)          38,000
   Additional paid-in capital                         85,009,000              -              -                -       85,009,000
   Accumulated other comprehensive loss               (8,589,000)             -     (8,589,000)       8,589,000       (8,589,000)
   Retained earnings (accumulated deficit)           (79,821,000)   (25,876,000)   (28,861,000)      53,858,000      (80,700,000)
                                                   -------------  -------------   ------------    -------------     ------------
       Total stockholders' equity (deficit)           (3,363,000)    30,263,000     (3,740,000)     (27,402,000)      (4,242,000)
                                                   =============  =============   ============    =============     ============

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  73,318,000  $ 114,335,000   $ 44,285,000    $(135,741,000)    $ 96,197,000
                                                   =============  =============   ============    =============     ============

                     Pacific Aerospace & Electronics, Inc.
                     Consolidating Condensed Balance Sheet
                                 May 31, 2000

                                                                      GUARANTOR     NON-GUARANTOR
                                                         PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                         ------      ------------   -------------     ------------    ------------
ASSETS
------

CURRENT ASSETS
    Cash                                             $     (184,000) $      58,000     $  2,280,000   $            -  $   2,154,000
    Accounts receivable, net                                      -      9,047,000       12,527,000         (364,000)    21,210,000
    Inventories                                                   -     17,307,000       10,542,000                -     27,849,000
    Other                                                   895,000      1,145,000          500,000                -      2,540,000
                                                     --------------  -------------     ------------   --------------  -------------
         Total current assets                               711,000     27,557,000       25,849,000         (364,000)    53,753,000

PROPERTY, PLANT, AND EQUIPMENT, net                       6,340,000     22,995,000       14,741,000                -     44,076,000

OTHER ASSETS
    Costs in excess of net book value
         of acquired subsidiaries, net                            -      3,296,000       34,995,000                -     38,291,000
    Investment in and loans to subsidiaries             111,792,000     72,618,000                -     (184,410,000)             -
    Other                                                 5,183,000      2,982,000         (703,000)               -      7,462,000
                                                     --------------  -------------     ------------   --------------  -------------
         Total other assets                             116,975,000     78,896,000       34,292,000     (184,410,000)    45,753,000
                                                     ==============  =============     ============   ==============  =============

TOTAL ASSETS                                         $  124,026,000  $ 129,448,000     $ 74,882,000   $ (184,774,000) $ 143,582,000
                                                     ==============  =============     ============   ==============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
    Accounts payable                                 $      667,000  $   3,729,000     $  6,598,000   $     (364,000) $  10,630,000
    Current portion of long-term debt                       170,000        928,000                -                -      1,098,000
    Line of credit                                        5,379,000              -                -                -      5,379,000
    Other                                                 2,989,000      2,898,000        1,578,000                -      7,465,000
                                                     --------------  -------------     ------------   --------------  -------------
         Total current liabilities                        9,205,000      7,555,000        8,176,000         (364,000)    24,572,000

LONG-TERM LIABILITIES
    Long-term debt, net of current portion               64,928,000      2,933,000                -                -     67,861,000
    Intercompany loan payable                                     -     71,484,000       38,957,000     (110,441,000)             -
    Other                                                   125,000        706,000          550,000                -      1,381,000
                                                     --------------  -------------     ------------   --------------  -------------
         Total long-term liabilities                     65,053,000     75,123,000       39,507,000     (110,441,000)    69,242,000

STOCKHOLDERS' EQUITY
    Convertible preferred stock                                   -              -                -                -              -
    Common stock                                             30,000     56,139,000       33,710,000      (89,849,000)        30,000
    Additional paid-in capital                           83,173,000              -                -                -     83,173,000
    Accumulated other comprehensive loss                 (6,250,000)             -       (6,250,000)       6,250,000     (6,250,000)
    Retained earnings (accumulated deficit)             (27,185,000)    (9,369,000)        (261,000)       9,630,000    (27,185,000)
                                                     --------------  -------------     ------------   --------------  -------------
         Total stockholders' equity                      49,768,000     46,770,000       27,199,000      (73,969,000)    49,768,000
                                                     ==============  =============     ============   ==============  =============

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  124,026,000  $ 129,448,000     $ 74,882,000   $ (184,774,000) $ 143,582,000
                                                     ==============  =============     ============   ==============  =============

                     Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                    For the Quarter Ended February 28, 2001


                                                                      GUARANTOR     NON-GUARANTOR
                                                         PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                         ------      ------------   -------------     ------------   ------------
Net Sales                                           $           -   $  14,673,000  $   12,641,000    $   (246,000)  $  27,068,000
Cost of Sales                                                   -      16,441,000      11,798,000        (246,000)     27,993,000
                                                    -------------   -------------  --------------    ------------   -------------

     Gross profit (loss)                                        -      (1,768,000)        843,000               -        (925,000)

Operating expenses                                     (2,029,000)     10,777,000)    (26,084,000)      1,846,000)     37,044,000
                                                    -------------   -------------  --------------    ------------   -------------

     Income (loss) from operations                     (2,029,000)    (12,545,000)    (25,241,000)      1,846,000     (37,969,000)

Other income (expense)
     Parent's share of subsidiaries net
     income (loss)                                    (40,747,000)              -               -      40,747,000               -
     Interest expense                                  (2,204,000)     (1,107,000)       (995,000)      1,952,000      (2,354,000)
     Other                                              2,811,000         969,000               -      (3,798,000)        (18,000)
                                                    -------------   -------------  --------------    ------------   -------------
        Total other income (expense)                  (40,140,000)       (138,000)       (995,000)     38,901,000      (2,372,000)
                                                    -------------   -------------  --------------    ------------   -------------

     Income (loss) before income taxes                (42,169,000)    (12,683,000)    (26,236,000)     40,747,000     (40,341,000)

Income tax benefit (expense)                           (4,148,000)       (641,000)     (1,187,000)              -      (5,976,000)
                                                    -------------   -------------  --------------    ------------   -------------

     Net income (loss)                                (46,317,000)    (13,324,000)    (27,423,000)     40,747,000     (46,317,000)

Other comprehensive income (loss)
     Foreign currency translation, net of tax             877,000               -         877,000        (877,000)        877,000
                                                    -------------   -------------  --------------    ------------   -------------
       Total other comprehensive income (loss)            877,000               -         877,000        (877,000)        877,000
                                                    -------------   -------------  --------------    ------------   -------------

     Comprehensive income (loss)                    $ (45,440,000)  $ (13,324,000) $  (26,546,000)   $ 39,870,000   $ (45,440,000)
                                                    =============   =============  ==============    ============   =============

                     Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                    For the Quarter Ended February 29, 2000

                                                                    GUARANTOR   NON-GUARANTOR
                                                      PARENT      SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                      ------      ------------  ------------   ------------  ------------
Net Sales                                          $          -   $ 14,058,000  $ 13,255,000    $  (812,000) $ 26,501,000
Cost of Sales                                                 -     10,659,000    11,508,000       (812,000)   21,355,000
                                                   ------------   ------------  ------------   ------------  ------------

      Gross profit                                            -      3,399,000     1,747,000              -     5,146,000

Operating expenses                                    1,565,000      3,230,000     1,548,000     (1,697,000)    4,646,000
                                                   ------------   ------------  ------------   ------------  ------------

      Income (loss) from operations                  (1,565,000)       169,000       199,000      1,697,000       500,000

Other income (expense)
      Parent's share of subsidiaries net loss          (501,000)             -             -        501,000             -
      Interest expense                               (2,373,000)    (1,199,000)   (1,104,000)     2,160,000    (2,516,000)
      Other                                           2,758,000      1,110,000             -     (3,857,000)       11,000
                                                   ------------   ------------  ------------   ------------  ------------
         Total other income (expense)                  (116,000)       (89,000)   (1,104,000)    (1,196,000)   (2,505,000)
                                                   ------------   ------------  ------------   ------------  ------------

      Income (loss) before income taxes              (1,681,000)        80,000      (905,000)       501,000    (2,005,000)

Income tax benefit (expense)                              6,000        195,000       129,000              -       330,000
                                                   ------------   ------------  ------------   ------------  ------------

      Net income (loss)                              (1,675,000)       275,000      (776,000)       501,000    (1,675,000)

Other comprehensive income (loss)
      Foreign currency translation, net of tax       (1,464,000)             -    (1,464,000)     1,464,000    (1,464,000)
      Adjustment for unrealized loss on investment            -              -             -              -             -
                                                   ------------   ------------  ------------   ------------  ------------
        Total other comprehensive income (loss)      (1,464,000)             -    (1,464,000)     1,464,000    (1,464,000)
                                                   ------------   ------------  ------------   ------------  ------------

      Comprehensive income (loss)                  $ (3,139,000)  $    275,000  $ (2,240,000)   $ 1,965,000  $ (3,139,000)
                                                   ============   ============  ============   ============  ============

                     Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                  For the Nine Months Ended February 28, 2001

                                                                         GUARANTOR      NON-GUARANTOR
                                                           PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                           ------       ------------    ------------   ------------  ------------
Net Sales                                                $         -   $ 46,463,000   $   37,662,000  $ (1,977,000) $  82,148,000
Cost of Sales                                                      -     43,057,000       33,985,000    (1,977,000)    75,065,000
                                                        ------------   ------------   --------------  ------------  -------------

     Gross profit                                                  -      3,406,000        3,677,000             -      7,083,000

Operating expenses                                         5,729,000     19,004,000       28,147,000    (5,170,000)    47,710,000
                                                        ------------   ------------   --------------  ------------  -------------

     Income (loss) from operations                        (5,729,000)   (15,598,000)     (24,470,000)    5,170,000    (40,627,000)

Other income (expense)
     Parent's share of subsidiaries net income (loss)    (45,107,000)             -                -    45,107,000              -
     Interest expense                                     (6,447,000)    (3,311,000)      (3,007,000)    5,874,000     (6,891,000)
     Other                                                 8,096,000      3,043,000                -   (11,044,000)        95,000
                                                        ------------   ------------   --------------  ------------  -------------
        Total other income (expense)                     (43,458,000)      (268,000)      (3,007,000)   39,937,000     (6,796,000)
                                                        ------------   ------------   --------------  ------------  -------------

     Income (loss) before income taxes                   (49,187,000)   (15,866,000)     (27,477,000)   45,107,000    (47,423,000)

Income tax benefit (expense)                              (4,325,000)      (641,000)      (1,123,000)            -     (6,089,000)
                                                        ------------   ------------   --------------  ------------  -------------

     Net income (loss)                                   (53,512,000)   (16,507,000)     (28,600,000)   45,107,000    (53,512,000)

Other comprehensive income (loss)
     Foreign currency translation, net of tax             (2,339,000)             -       (2,339,000)    2,339,000     (2,339,000)

                                                        ------------   ------------   --------------  ------------  -------------
       Total other comprehensive income (loss)            (2,339,000)             -       (2,339,000)    2,339,000     (2,339,000)
                                                        ------------   ------------   --------------  ------------  -------------

     Comprehensive income (loss)                        $(55,851,000)  $(16,507,000)  $  (30,939,000) $ 47,446,000  $ (55,851,000)
                                                        ============   ============   ==============  ============  =============

                     Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                  For the nine months ended February 29, 2000

                                                                       GUARANTOR     NON-GUARANTOR
                                                          PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                          ------      ------------    ------------   ------------  ------------
Net Sales                                              $          -   $ 43,174,000    $ 42,588,000   $ (1,690,000) $ 84,072,000
Cost of Sales                                                     -     32,741,000      36,064,000     (1,690,000)   67,115,000
                                                       ------------   ------------    ------------   ------------  ------------

      Gross profit                                                -     10,433,000       6,524,000              -    16,957,000

Operating expenses                                        4,542,000      9,651,000       4,498,000     (4,359,000)   14,332,000
                                                       ------------   ------------    ------------   ------------  ------------

      Income (loss) from operations                      (4,542,000)       782,000       2,026,000      4,359,000     2,625,000

Other income (expense)
      Parent's share of subsidiaries net loss              (943,000)             -               -        943,000             -
      Interest expense                                   (7,234,000)    (3,619,000)     (3,311,000)     6,496,000    (7,668,000)
      Other                                               7,524,000      3,349,000          35,000    (10,855,000)       53,000
                                                       ------------   ------------    ------------   ------------  ------------
        Total other income (expense)                       (653,000)      (270,000)     (3,276,000)    (3,416,000)   (7,615,000)
                                                       ------------   ------------    ------------   ------------  ------------

      Income (loss) before income taxes                  (5,195,000)       512,000      (1,250,000)       943,000    (4,990,000)

Income tax benefit (expense)                                      -        (12,000)       (193,000)             -      (205,000)
                                                       ------------   ------------    ------------   ------------  ------------

      Net income (loss)                                  (5,195,000)       500,000      (1,443,000)       943,000    (5,195,000)

Other comprehensive income (loss)
      Foreign currency translation, net of tax           (1,650,000)             -      (1,654,000)     1,654,000    (1,650,000)
      Adjustment for unrealized loss on investment                -              -               -              -             -
                                                       ------------   ------------    ------------   ------------  ------------
        Total other comprehensive income (loss)          (1,650,000)             -      (1,654,000)     1,654,000    (1,650,000)
                                                       ------------   ------------    ------------   ------------  ------------

      Comprehensive income (loss)                      $ (6,845,000)  $    500,000    $ (3,097,000)  $  2,597,000  $ (6,845,000)
                                                       ============   ============    ============   ============  ============

                     Pacific Aerospace & Electronics, Inc.
                Consolidating Condensed Statement of Cash Flows
               For the Nine Month Period Ended February 28, 2001

                                                                            GUARANTOR    NON-GUARANTOR
                                                                 PARENT    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                                 ------    ------------   ------------  ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
        Net cash provided by (used in)
          operating activities                                $(1,202,000) $  (400,000)   $ 1,030,000   $         -     $  (572,000)

CASH FLOW FROM INVESTING ACTIVITIES:
------------------------------------
   Acquisition of property, plant and equipment                  (443,000)  (1,044,000)    (1,417,000)            -      (2,904,000)
   Investment in and loans to subsidiaries                       (768,000)           -              -       768,000               -
   Other changes, net                                             913,000      820,000              -             -       1,733,000
                                                              -----------  -----------    -----------   -----------     -----------
        Net cash provided by (used in) investing activities      (298,000)    (224,000)    (1,417,000)      768,000      (1,171,000)

CASH FLOW FROM FINANCING ACTIVITIES:
------------------------------------
   Net borrowings under line of credit                            307,000            -         12,000             -         319,000
   Payments on long-term debt and capital leases                 (138,000)    (945,000)      (137,000)            -      (1,220,000)
   Proceeds from long-term debt                                    26,000      246,000              -             -         272,000
   Proceeds from sale of common stock, net                      1,840,000                           -             -       1,840,000
   Other changes, net                                               4,000    1,294,000       (526,000)     (768,000)          4,000
                                                              -----------  -----------    -----------   -----------     -----------
        Net cash provided by (used in) financing activities     2,039,000      595,000       (651,000)     (768,000)      1,215,000
                                                              -----------  -----------    -----------   -----------     -----------

   NET CHANGE IN CASH                                             539,000      (29,000)    (1,038,000)            -        (528,000)

   CASH AT BEGINNING OF PERIOD                                   (184,000)      58,000      2,280,000             -       2,154,000
   EFFECT OF EXCHANGE RATES ON CASH                                     -            -       (158,000)            -        (158,000)
                                                              -----------  -----------    -----------   -----------     -----------

   CASH AT END OF PERIOD                                      $   355,000  $    29,000    $ 1,084,000   $         -     $ 1,468,000
                                                              ===========  ===========    ===========   ===========     ===========

SUPPLEMENTAL CASH FLOW:
-----------------------
   Noncash operating expense related to:
        Depreciation                                          $   407,000  $ 2,554,000    $ 1,829,000   $         -     $ 4,790,000
        Amortization                                                    -      307,000        674,000             -         981,000
   Cash paid during the period for:
        Interest                                                4,133,000    3,311,000      3,007,000    (5,874,000)      4,577,000
        Income taxes                                                    -            -        192,000             -         192,000
   Short-term obligations to be refinanced with
     long-term debt                                             9,306,000            -              -             -       9,306,000

                     Pacific Aerospace & Electronics, Inc.
         Consolidating Condensed Statement of Cash Flows For the nine months ended February 29, 2000


                                                                        GUARANTOR       NON-GUARANTOR

                                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                           ------       ------------    ------------    ------------  ------------

CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
     Net cash provided by (used in)
     operating activities                                  $ (3,826,000)$ 2,180,000     $ (4,832,000)  $  1,484,000   $ (4,994,000)

CASH FLOW FROM INVESTING ACTIVITIES:
------------------------------------
     Purchase of property, plant and equipment                 (625,000) (1,837,000)        (972,000)             -     (3,434,000)
     Acquisition of subsidiaries                             (1,282,000)          -                -              -     (1,282,000)
     Other changes, net                                      (1,505,000)     21,000           85,000        (85,000)    (1,484,000)
                                                           ------------ -----------     ------------    -----------   ------------
         Net cash provided by (used in) investing
           activities                                        (3,412,000) (1,816,000)        (887,000)       (85,000)    (6,200,000)
                                                           ------------ -----------     ------------    -----------   ------------
CASH FLOW FROM FINANCING ACTIVITIES:
------------------------------------
     Net borrowings (repayments) under line of credit         5,871,000           -                -              -      5,871,000
     Payments on long-term debt and capital leases              (86,000) (1,822,000)        (139,000)             -     (2,047,000)
     Sale of common stock, net of issuance costs                 98,000           -                -              -         98,000
     Other changes, net                                          (2,000)    488,000           50,000       (453,000)        83,000
                                                             ---------- -----------     ------------    -----------   ------------
         Net cash provided by (used in) financing
           activities                                         5,881,000  (1,334,000)         (89,000)      (453,000)     4,005,000
                                                             ---------- -----------     ------------    -----------   ------------

     NET CHANGE IN CASH                                      (1,357,000)   (970,000)      (5,808,000)       946,000     (7,189,000)

     CASH AT BEGINNING OF PERIOD                              1,798,000      39,000        6,297,000              -      8,134,000
     EFFECT OF EXCHANGE RATES ON CASH                                 -           -          157,000              -        157,000
                                                             ---------- -----------     ------------   ------------   ------------
     CASH AT END OF PERIOD                                   $  441,000 $  (931,000)    $    646,000   $    946,000   $  1,102,000
                                                             ========== ===========     ============   ============   ============


SUPPLEMENTAL CASH FLOW:
-----------------------
     Noncash operating expenses related to:
         Depreciation                                        $  319,000 $ 2,312,000     $  2,067,000   $          -      4,698,000
         Amortization                                                 -     327,000          742,000              -      1,069,000
     Cash paid during the period for:
         Interest                                             8,860,000   3,609,000        7,880,000    (11,053,000)     9,296,000
         Income taxes                                                 -           -        2,185,000              -      2,185,000

Inventories consist of the following:
                                             February 28,                   May 31,
                                                 2001                         2000
                                                 ----                         ----
Guarantor subsidiaries
   Raw materials                             $ 4,104,000                  $ 5,492,000
   Work in progress                            5,533,000                    5,439,000
   Finished goods                              6,379,000                    6,376,000
                                             -----------                  -----------
                                             $16,016,000                  $17,307,000
                                             ===========                  ===========


Non-guarantor subsidiaries

   Raw materials                             $ 1,771,000                  $ 1,712,000
   Work in progress                            7,145,000                    8,142,000
   Finished goods                                433,000                      688,000
                                             -----------                  -----------
                                             $ 9,349,000                  $10,542,000
                                             ===========                  ===========

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

For our fiscal year ended May 31, 2000, we had net sales of approximately $113 million, with the European Aerospace Group contributing approximately $57 million in net sales. On October 31, 2000, we announced our intention to sell our European Aerospace Group in order to reduce our outstanding 11 1/4% senior subordinated notes. As of May 31, 2000, we had approximately $64 million in principal amount of 11 1/4% senior subordinated notes outstanding. Because we are in the process of seeking buyers for our European Aerospace Group, we do not know whether we will be successful in selling that group and, if successful, we do not know the amount of net proceeds that would be available to reduce our 11 1/4% senior subordinated notes or our approximately $13.8 million of 18% senior secured notes. We are required to pay our senior secured lenders at least $7.5 million upon the sale of our European Aerospace Group. If, at such time as we have committed to a formal plan of disposition of the European Aerospace Group, any impairment of the assets of that group can be reasonably determined, we will record any such impairment loss in our consolidated financial statements. Although at this time we have not committed to a specific buyer of the group, we have received several bona-fide preliminary indicative offers to purchase the group. If these preliminary offers approximate the final negotiated sales price for the group and we obtain required consents to the sale, the preliminary offers indicate that we have incurred an impairment loss related to goodwill of approximately $25 million. Consequently, for the quarter ended February 28, 2001, we recorded an impairment loss in that amount related to our European Aerospace Group goodwill, as well as impairment losses related to other intangibles and property, for a total of approximately $32 million.

On March 30, 2001, we announced that we are putting in place a plan to restructure our operations. In connection with the plan, our European Aerospace Group is for sale, and we recently closed an unprofitable foundry in Tacoma, Washington. We are also in the process of downsizing our U.S. Aerospace Group's Engineering & Fabrication Division by closing our fabrication facilities in Sedro-Woolley, Washington and selling assets related to the fabrication business. The downsizing of the fabrication operations began in March 2001, and we expect to complete it by Summer 2001. We will continue to strengthen and support our core electronics, engineering and aerospace machining operations.

Results of Operations
---------------------

Quarter Ended February 28, 2001 Compared to Quarter Ended February 29, 2000

Net Sales. Net sales increased by $0.6 million, or 2.3%, to $27.1 million for the quarter ended February 28, 2001, from $26.5 million for the quarter ended February 29, 2000. The European Aerospace Group contributed $12.6 million during the quarter ended February 28, 2001, down $0.7 million from the $13.3 million contributed during the quarter ended February 29, 2000. This decrease in net sales for the quarter was entirely due to lower average exchange rates of the British pound sterling versus the U.S. dollar. Had the average exchange rate during the quarter ended February 28, 2001 been the same as the average exchange rate during the quarter ended February 29, 2000, net sales for this group would have been approximately $13.9 million for the quarter ended February 28, 2001. Net sales stated in the British pound sterling increased from (Pounds)8,193,000 for the quarter ended February 29, 2000 to (Pounds)8,629,000 for the quarter ended February 28, 2001. This slight increase in net sales was due to higher demand for the European Aerospace Group's cast aerospace parts. We expect this group's net sales volumes to remain relatively flat during the fourth quarter of our fiscal year ending May 31, 2001. Net sales in the U.S. Aerospace Group remained flat at $7.5 million for the quarters ended February 28, 2001 and February 29, 2000. The U.S. Aerospace Group's casting businesses continued to experience decreased revenues from the heavy trucking industry similar to the first and second quarters of this fiscal year. This decrease in revenue was offset by increased revenue in our machining business from telecommunications companies. We have recently transitioned machining of telecommunications parts out of the U.S. Aerospace Group into the U.S. Electronics Group in order to process the orders more efficiently. Due to this transition and the continued weakness in the heavy trucking industry, we expect that net sales in our U.S. Aerospace Group will decline slightly during the fourth quarter of fiscal 2001. Our U.S. Electronics Group contributed $6.9 million to net sales during the quarter ended February 28, 2001, up $1.2 million from $5.7 million contributed during the quarter ended February 29, 2000. This increase was primarily attributable to additional sales generated from the machining of telecommunications parts, sales by our Display Division of non-ruggedized flat panel displays and final shipments of low power relays. Our Display Division will no longer produce low power relays. During the third quarter of fiscal 2001, we shut down the Display Division's relay operations because we determined that these operations were no longer core to the operations of the division or necessary for the proper conduct of the division's business. In March 2001, subsequent to the end of our third quarter, we sold all of the equipment, inventory, and related intellectual property associated with low power relays for $400,000, which we believe was the fair market value of these assets. We expect net sales volumes in our U.S. Electronics Group to remain constant during the fourth quarter of fiscal 2001.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the quarter multiplied by 360 days, decreased to 62.2 days for the quarter ended February 28, 2001, from 68.6 days for the quarter ended February 29, 2000. This decrease was due primarily to increased collection efforts.

Gross Profit. Gross profit decreased by $6.0 million, or 117.6%, to negative $0.9 million for the quarter ended February 28, 2001, from $5.1 million for the quarter ended February 29, 2000. As a percentage of net sales, gross profit decreased to negative 3.4% for the quarter ended February 28, 2001, from 19.4% for the quarter ended February 29, 2000. The most significant gross margin decrease occurred in our U.S. Aerospace Group, which continues to underperform due to the lingering effects of the recent downturn in the commercial aerospace industry and the drawn out cyclical downturn in the heavy trucking transportation industry. Gross margins for the U.S. Aerospace Group decreased from 10.6% during the quarter ended February 29, 2000 to negative 34.0% during the quarter ended February 28, 2001. We have made the decision to close or sell the fabrication portion of the U.S. Aerospace Group's Engineering & Fabrication Division by May 31, 2001 and to substantially reduce engineering staffing in that division. The U.S. Aerospace Group's Machining Division has been starting to slowly recover, due primarily to orders from non-aerospace customers, specifically telecommunications customers. However, we have transitioned this non-aerospace work into our U.S. Electronics Group in order to produce the orders more efficiently, and the U.S. Aerospace Group's Machining Division will focus primarily on aerospace industry machining and assembly work. Therefore, we expect that the Machining Division will continue to struggle until the effects of the apparent aerospace industry upswing are felt. For the U.S. Aerospace Group overall, we expect that gross margins will remain negative during the fourth quarter of fiscal 2001.

Gross margins decreased in our European Aerospace Group from 13.2% for the quarter ended February 29, 2000 to 6.7% for the quarter ended February 28, 2001. This decrease was due primarily to pricing pressure from customers. We expect the gross margins for the European Aerospace Group to remain flat during the fourth quarter of fiscal 2001.

Gross margins decreased in our U.S. Electronics Group from 45.5% for the quarter ended February 29, 2000 to 11.5% for the quarter ended February 28, 2001. This decrease is due to a different product mix within the group for the quarter, primarily an increased number of non-ruggedized flat panel displays, low power relays, and machined telecommunications parts, which had the effect of lowering overall gross margins in this group. We also had a $1.1 million inventory charge during the quarter related to the termination of a contract in our U.S. Electronic Group's Display Division. Without that charge, gross margin would have been 28.0%. We expect margins to increase within the U.S. Electronics Group during the fourth quarter of fiscal 2001. However, gross margins during the fourth quarter of fiscal 2001 are expected to be lower than margins achieved during the fourth quarter of fiscal 2000. Overall, we expect consolidated gross margins to increase somewhat during the fourth quarter of fiscal 2001.

Inventory turnover, as calculated by dividing annualized sales volume for the quarter by ending inventory, increased to 4.3 turns for the quarter ending February 28, 2001, from 4.0 turns for the quarter ending February 29, 2000. The increase was due to lower inventory levels coupled with higher inventory reserves. We increased our inventory reserve by $1.1 million during the quarter due to the termination of a contract in our U.S. Electronic Group's Display Division. We expect that our inventory turns will increase in future periods.

Operating Expenses. Operating expenses increased by $32.4 million, to $37.0 million for the quarter ended February 28, 2001, from $4.6 million for the quarter ended February 29, 2000. The increase in operating expenses is attributable to non-cash charges totaling approximately $32.4 million. Based upon preliminary indicative offers to purchase our European Aerospace Group, we recognized a $25.0 million charge to reduce the $33.0 million carrying value of goodwill associated with our European Aerospace Group to estimated value of approximately $8.0 million. Our goal is to complete the sale of the European Aerospace Group by May 31, 2001. We also have a potential opportunity to sell certain property, plant, and equipment used in our U.S. Aerospace Group. Based upon our evaluation of those assets we recognized a $3.5 million charge to reduce the $6.5 million carrying value of those assets to estimated net realizable value, approximately $3.0 million. Our goal is to complete the sale of those assets by May 31, 2001. Also included in operating expenses are non-cash charges of approximately $3.3 million to reduce the $3.5 million carrying value of goodwill and equipment used in the U.S. Aerospace Group's Engineering & Fabrication Division to estimated net realizable value, approximately $0.2 million. Our goal is to have the fabrication portion of the Engineering & Fabrication Division shut down or sold by May 31, 2001. Within the U.S. Electronic Group's Display Division we recognized a non-cash charge of approximately $0.6 million to reduce the $0.9 million of equipment used to produce low power relays to its net realizable value, approximately $0.3 million. The equipment, inventory, and intellectual property used to produce low power relays were sold subsequent to the end of the third quarter. Gross proceeds from the sale were $400,000, compared to a carrying amount of approximately $1.0 million.

Interest Expense. Interest expense decreased by $0.2 million, to $2.3 million for the quarter ended February 28, 2001, from $2.5 million for the quarter ended February 29, 2000. This decrease was primarily due to the $11.3 million principal reduction in the fourth quarter of fiscal 2000 on our 11 1/4% senior subordinated notes, which was accomplished through an exchange of outstanding principal for common stock. The principal reduction resulted in a decrease of approximately $0.3 million in interest expense for the quarter. The remaining increase in interest expense is attributable to higher average balances on our revolving debt. We expect interest expense to go up during the fourth quarter of fiscal 2001 due to additional term loan borrowings at substantially higher rates of interest in the fourth quarter.

Other Income (Expense). Other income (expense) represents non-operational income and expense for the period. Other expense for the quarter was due to loss on the sale of certain pieces of equipment used in various divisions.

Provision for Income Taxes. Income taxes for the quarter ended February 28, 2001 primarily represent changes in the valuation allowance, $4.8 million, to adjust deferred income tax assets to amounts determined to be more likely than not to be realizable in accordance with the guidelines set forth in FAS 109, Accounting for Income Taxes. In addition, due to a potential tax assessment in the U.K. related to interest remitted to Pacific Aerospace, as foreign parent, tax expense also includes an accrual of approximately $1.0 million. We expect income tax expense in foreseeable future periods to be minimal.

Net Loss. Net loss increased by $44.6 million, to a net loss of $46.3 million for the quarter ended February 28, 2001, from a net loss of $1.7 million for the quarter ended February 29, 2000, due to the factors listed above. We believe that we will continue to realize net losses for the remainder of this fiscal year and that the losses may be substantial.

Nine Months Ended February 28, 2001 Compared to Nine Months Ended February 29, 2000

Net Sales. Net sales decreased by $1.9 million, or 2.3%, to $82.1 million for the nine months ended February 28, 2001, from $84.1 million for the nine months ended February 29, 2000. The European Aerospace Group contributed $37.7 million, down $4.9 million from the $42.6 million contributed during the nine months ended February 29, 2000. Our customers in the European aerospace market have been initiating lean manufacturing methods and just-in-time inventory delivery requirements similar to those previously initiated by our customers in the U.S. aerospace market. These initiatives resulted in decreased orders for our European Aerospace Group. We expect this group's net sales volumes to remain flat or decrease from last year and for order backlog to decrease accordingly. The lowering of the exchange rate of the British pound sterling versus the U.S. dollar also contributed to lower net sales volumes from the European Aerospace Group during the first three quarters of fiscal 2001 and may continue to do so during the fourth quarter. Had the average exchange rate for the nine months ended February 28, 2001 been equal to the average exchange rate for the nine months ended February 29, 2000, reported net sales for our European Aerospace Group would have been approximately $41.4 million, or $3.7 million higher than actual. The U.S. Aerospace Group contributed $22.4 million during the nine months ended February 28, 2001, down $0.9 million from the $23.3 million contributed during the nine months ended February 29, 2000. The U.S. Aerospace Group's casting businesses experienced an unanticipated revenue decline during the first nine months of fiscal 2001 due in large part to lower demand for heavy trucking products, which we believe was primarily a result of higher fuel costs and a cyclical downturn in the heavy trucking segment of the transportation market. This decrease in revenue was offset partially by increased revenue from telecommunications companies in our machining business. We expect that net sales in our U.S. Aerospace Group will decline slightly during the fourth quarter of fiscal 2001. Our U.S. Electronics Group contributed $22.1 million to net sales during the nine months ended February 28, 2001, up $3.9 million from $18.2 million contributed during the nine months ended February 29, 2000. This increase was primarily attributable to additional sales by our U.S. Electronics Group's Filter Division of products for telecommunications systems and sales of non-ruggedized flat panel displays by our U.S. Electronics Group's Display Division. We expect the sales volume in our U.S. Electronics Group to remain at approximately the current levels during the fourth quarter of fiscal 2001.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the nine months multiplied by 360 days, decreased to 61.5 days for the nine months ended February 28, 2001 from
68.6 days for the nine months ended February 29, 2000. This decrease was due to a concerted effort to increase collection efforts.

Gross Profit. Gross profit decreased by $9.9 million, or 32.2%, to $7.1 million for the nine months ended February 28, 2001, from $17.0 million for the nine months ended February 29, 2000. As a percentage of net sales, gross profit decreased to 8.6% for the nine months ended February 28, 2001, from 20.2% for the nine months ended February 29, 2000. The most significant gross margin decrease occurred in our U.S. Aerospace Group, which continues to underperform due to the lingering effects of the downturn in the commercial aerospace industry and the drawn out cyclical downturn in the heavy trucking transportation industry. Gross margins for the U.S. Aerospace Group decreased from 9.9% during the nine months ended February 29, 2000 to negative 18.3% during the nine months ended February 28, 2001. We have made the decision to close or sell the fabrication portion of the U.S. Aerospace Group's Engineering & Fabrication Division by May 31, 2001 and to substantially reduce the engineering component of that division. The U.S. Aerospace Group's Machining Division has been starting to slowly recover, due primarily to orders from non-aerospace customers, specifically telecommunications customers. However, we have transitioned this non-aerospace work into our U.S. Electronics Group in order to produce the orders more efficiently, and the U.S. Aerospace Group's Machining Division will focus primarily on aerospace industry machining and assembly work. Therefore, we expect that the Machining Division will continue to struggle until the effects of the apparent aerospace industry upswing are felt. For the U.S. Aerospace Group overall, we expect that gross margins will remain negative for the remainder of the current fiscal year.

Gross margins decreased in our European Aerospace Group from 15.3% for the nine months ended February 29, 2000 to 9.8% for the nine months ended February 28, 2001. This decrease was due primarily to pricing pressure from customers. We expect the gross margins for the European Aerospace Group to remain flat during the fourth quarter of this fiscal year. Gross margins decreased in our U.S. Electronics Group from 44.7% for the nine months ended February 29, 2000 to 34.0% for the nine months ended February 28, 2001. This decrease was due to a different product mix within the group, primarily an increase in sales volumes by our Filter Division, which increased gross margins, offset by an increased number of non-ruggedized flat panel displays, low power relays, and telecommunications parts, which had the effect of lowering overall gross margins in this group. We also had a $1.1 million inventory charge during the third quarter of this fiscal year related to the termination of a contract in our U.S. Electronic Groups Display Division. Without this charge, gross margins would have been 39.1%. We expect gross margins to increase slightly within the U.S. Electronics Group during the remainder of this fiscal year. Overall, we expect consolidated gross margins to increase somewhat during the fourth quarter of this fiscal year.

Inventory turnover, as calculated by dividing annualized sales volume for the nine month period by ending inventory, increased to 4.3 turns for the quarter ending February 28, 2001 from 4.0 turns for the nine months ending February 29, 2000. The increase was due to lower inventory levels coupled with higher inventory reserves. We increased our inventory reserve by $1.1 million during the quarter due to the termination of a contract in our U.S. Electronics Group's Display Division. We expect that our inventory turns will increase in future periods.

Operating Expenses. Operating expenses increased by $33.4 million, to $47.7 million for the nine months ended February 28, 2001, from $14.3 million for the nine months ended February 29, 2000. The increase in operating expenses is attributable to non-cash charges totaling approximately $32.4 million. Based upon preliminary indicative offers to purchase our European Aerospace Group, we recognized a $25.0 million charge to reduce the $33.0 million carrying value of goodwill associated with our European Aerospace Group to net estimated realizable value, approximately $8.0 million. Our goal is to complete the sale of the European Aerospace Group by May 31, 2001. We also have a potential opportunity to sell certain property, plant, and equipment used in our U.S. Aerospace Group. Based upon our evaluation of those assets, we recognized a $4.2 million charge to reduce the $7.4 million carrying value of those assets to estimated net realizable value, approximately $3.2 million. Our goal is to complete the sale of those assets by May 31, 2001. Also included in operating expenses are non-cash charges of approximately $3.3 million to reduce the $3.5 million carrying value of goodwill and equipment used in the U.S. Aerospace Group's Engineering & Fabrication Division to estimated liquidation value, approximately $0.2 million. Our goal is to have the fabrication portion of the Engineering & Fabrication Division shut down or sold by May 31, 2001. Within the U.S. Electronic Group's Display Division we recognized a non-cash charge of approximately $0.6 million to reduce the $0.9 million of equipment used to produce low power relays to its net realizable value, approximately $0.3 million. The equipment, inventory, and intellectual property used to produce low power relays were sold subsequent to the end of the third quarter. Gross proceeds from the sale were $400,000, compared to a carrying amount of approximately $1.0 million. Operating expenses also include an approximately $320,000 non-cash charge, which we recognized in the quarter ended November 30, 2000, for the loss on the sale of an unused building in Butler, New Jersey, that was sold during December 2000. Net proceeds from the sale of the building were approximately $660,000, versus a carrying amount of approximately $980,000.

Interest Expense. Interest expense decreased by $0.8 million, or 13.5%, to $6.9 million for the nine months ended February 28, 2001, from $7.7 million for the nine months ended February 29, 2000. This decrease was primarily due to the $11.3 million principal reduction in the fourth quarter of fiscal 2000 on our 11 1/4% senior subordinated notes, which was accomplished through an exchange of outstanding principal for common stock. The principal reduction resulted in a decrease of approximately $0.9 million in interest expense for the nine months. The remaining increase in interest expense is attributable to higher average revolving loan balances during the period. We expect interest expense to go up during the fourth quarter of fiscal 2001 due to additional term loan borrowings at substantially higher rates of interest in the fourth quarter.

Other Income (Expense). Other income (expense) includes non-operational income and expense for the period. Other income increased to $95,000 for the nine months ended February 28, 2001, from other income of $53,000 for the nine months ended February 29, 2000. This change was primarily attributed to rent derived from the non-operational building in Butler, New Jersey, that was sold in December 2000.

Provision for Income Taxes. Income taxes for the nine months ended February 28, 2001 primarily represent changes in the valuation allowance related to deferred income tax assets, $4.9 million, to adjust deferred income tax assets to amounts determined to be more likely than not to be realizable in accordance with the guidelines set forth in FAS 109, Accounting for Income Taxes. In addition, due to a potential tax assessment in the U.K. related to interest remitted to Pacific Aerospace, as foreign parent, tax expense also includes an accrual of approximately $1.0 million. We expect income tax expense in foreseeable future periods to be minimal.

Net Loss. Net loss increased by $48.3 million, to a net loss of $53.5 million for the nine months ended February 28, 2001, from a net loss of $5.2 million for the nine months ended February 29, 2000, due to the factors listed above. We believe that we will continue to realize net losses for the remainder of this fiscal year and that the losses may be substantial.

Liquidity and Capital Resources
--------------------------------

Cash used in operating activities was $572,000 during the nine months ended February 28, 2001, compared to cash used in operating activities of $5.0 million during the nine months ended February 29, 2000. The change in cash used in operating activities was primarily a result of decreasing accounts receivable and inventory balances and increasing accounts payable and accrued liability balances, despite increasing net losses. Our success as a company will depend heavily on our ability to generate cash from operating activities in the future. We can offer no assurance that we will achieve profitable operations or that any profitable operations will be sustained. We are focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to, sales or closures of unprofitable business units, staff reductions, selling of excess inventory, increased accounts receivable collection efforts, and general and administrative cost controls. If we are not successful in increasing cash provided by operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside of the ordinary course of business in order to meet our obligations. There is no assurance that we will be able to sell additional equity securities or that we will be able to sell assets outside the ordinary course of business for amounts in excess of book value. In that situation, our inability to obtain sufficient cash if and when needed could have a material adverse effect on our financial position, the results of our operations, and our ability to continue as a going concern.

Our existing cash and credit facilities will not be sufficient to meet our obligations as they become due. Consequently, we will need to obtain additional cash. Our actual cash needs will depend primarily on the amount of cash generated from or used by operations and financing activities. We cannot predict accurately the amount or timing of our future cash needs. Our next semi-annual interest payment of approximately $3.6 million on our 11 1/4% senior subordinated notes is due on August 1, 2001. We did not make our February 1, 2001 interest payment on those notes until March 2, 2001, which was one day before expiration of the 30-day grace period to make that payment before an event of default would have occurred. We made the interest payment from the proceeds of an approximately $13.8 million senior secured loan that closed on March 1, 2001. The March 1, 2001 loan bears interest at 18% per annum, payable quarterly. The first interest payment was due on March 31, 2001, and we paid it on time. We have the option to defer and accrue a portion of the quarterly interest, up to 1 1/4% per quarter, for up to a year at the time of any interest payment. We do not currently have sufficient cash to make the August 1, 2001 interest payment on our 11 1/4% senior subordinated notes, and we will need to raise additional cash to make that payment. We also need to raise additional cash to make future interest payments on our 18% senior secured loan and to fund our operations. If we are unable to obtain sufficient cash when needed to fund our operations, to make these interest payments, and to pay our other obligations when due, we may be forced to seek protection from creditors under the bankruptcy laws.

Cash used in investing activities decreased to $1.2 million during the nine months ended February 28, 2001, from $6.2 million during the nine months ended February 29, 2000. Amounts invested during the nine months ended February 28, 2001 were primarily for production equipment and facilities improvements. We expect that investments in equipment during the remainder of fiscal 2001 will remain at approximately the same level, but we have not made significant purchase commitments. We will not acquire any new businesses during fiscal 2001.

Cash generated from financing activities decreased to $1.2 million during the nine months ended February 28, 2001, from $4.0 million during the nine months ended February 29, 2000. This decrease was due to substantially lower additional borrowings under our lines of credit and lower long-term debt and capital lease principal payments, offset slightly by increased proceeds from the sale of common stock.

At May 31, 2000, our primary banking relationships included a revolving line of credit of up to $6.3 million in the U.S. and a revolving line of credit of up to approximately $5.0 million ((Pounds)3.5 million) in the U.K. Both of these credit facilities have been replaced subsequent to the end of the third quarter with a senior secured term loan of $13.8 million from four institutional lenders. The loan bears interest at 18% per annum, payable quarterly, and has a two-year term. We have the right to defer and accrue a portion of the interest on the loan, up to 1 1/4% per quarter, for up to a year at the time of any interest payment. The loan is secured by our assets, the assets of our United States subsidiaries, and other intangibles. This senior secured loan is a term loan rather than a revolving loan. As a result, if we make payments of principal before the loan's maturity, additional loan proceeds will not become available, and the loan will not provide an additional source of cash to fund our operations or to meet our obligations as they become due.

As previously announced, we have decided to sell our U.K. subsidiary, which makes up our European Aerospace Group. We have engaged an investment banking institution to assist us in marketing this business. The European Aerospace Group contributed approximately 46% of our consolidated revenue for the nine months ended February 28, 2001 and represented approximately 46% of our consolidated assets at February 28, 2001. Although at this time we have not committed to a specific buyer of the group, we have received several bona-fide preliminary indicative offers to purchase the group. Our goal is to complete the sale of the European Aerospace Group on or around May 31, 2001. We plan to use the proceeds to pay closing costs of the sale, repay $7.5 million of our 18% senior secured loan, and repay a substantial portion of our 11 1/4% senior subordinated notes.

In December 1998, we entered into an agreement giving us the option to purchase three parcels of land that make up our Wenatchee campus from the Port of Chelan County for $5.4 million. The purchase of the first parcel was completed in early February 1999. We resold that parcel to the Port of Chelan County in December 2001, and we currently do not expect to exercise the remaining two options. As of February 28, 2001 we had no other material commitments outstanding for purchases of additional capital assets.

Our working capital as of February 28, 2001 and May 31, 2000 was $26.8 million and $29.2 million, respectively. The working capital decrease was positively impacted by the refinancing of certain short-term obligations with long-term debt. The increase in working capital as a result of the refinancing was offset by continued losses, increasing accounts payable and accrued liability balances, and decreasing accounts receivable and inventory balances. If we are not able to increase our cash from operations, increase net income and secure additional long-term financing or sell additional equity, our working capital will decline during the remainder of fiscal 2001.

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

The functional currency of our European Aerospace Group is the British pound sterling. We translate the activity of our European Aerospace Group into U.S. dollars on a monthly basis. The balance sheet of the European Aerospace Group is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statements of operations and statements of cash flows we use the weighted average exchange rate for the period. The value of our assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. During the quarter and nine months ended February 28, 2001, the foreign currency translation adjustments were positive $0.9 million and negative $2.3 million, respectively. We have not entered into any hedging activity as of February 28, 2001.

Significant Events During and After the Quarter
-----------------------------------------------

Sales of Assets. During the quarter ended February 28, 2001, we sold our building in Butler, New Jersey, that was previously used as a manufacturing site by our Interconnect Division. Net proceeds from the sale of the building were approximately $660,000, versus a carrying amount of approximately $980,000, and we recorded the resultant loss of $320,000 as an operating expense in our financial statements for the quarter ended November 30, 2000. We also sold a parcel of land located near our Wenatchee campus. The selling price and carrying value of the land and improvements were both approximately $930,000.

Potential Sale or Closure of Subsidiaries. As previously announced, we have decided to sell our U.K. subsidiary, which makes up our European Aerospace Group. We have engaged an investment banking institution to assist us in marketing this business. The European Aerospace Group contributed approximately 46% of our consolidated revenue for the nine months ended February 28, 2001 and represented approximately 46% of our consolidated assets at February 28, 2001. Although at this time we have not committed to a specific buyer of the group, we have received several bona-fide preliminary indicative offers to purchase the group. Our goal is to complete the sale of the European Aerospace Group by May 31, 2001. In addition, we are in the process of downsizing the U.S. Aerospace Group's Engineering & Fabrication Division by closing its fabrication facilities in Sedro-Woolley, Washington and selling assets related to the fabrication business. The downsizing of the fabrication operations began in March 2001 and is expected to be complete by summer. The Engineering & Fabrication Division provided approximately 6% of our consolidated net revenues for the nine months ended February 28, 2001 and represented approximately 4% of our consolidated assets at February 28, 2001.

Based upon preliminary indicative offers to purchase the European Aerospace Group, we recognized a $25.0 million charge to reduce the $33.0 million carrying value of goodwill associated with the European Aerospace Group to net estimated realizable value, approximately $8.0 million. We have a potential opportunity to sell certain property, plant, and equipment used in our U.S. Aerospace Group. Based upon our evaluation of those assets we recognized a $3.5 million charge to reduce the $6.5 million carrying value of those assets to estimated net realizable value, approximately $3.0 million. Also included in operating expenses are non-cash charges of approximately $3.3 million to reduce the $3.5 million carrying value of goodwill and equipment used in the U.S. Aerospace Group's Engineering & Fabrication Division to estimated liquidation value, approximately $0.2 million. Within the U.S. Electronic Group's Display Division we recognized a non-cash charge of approximately $0.6 million to reduce the $0.9 million of equipment used to produce low power relays to net realizable value, approximately $0.3 million. The equipment, inventory, and intellectual property used to produce low power relays were sold subsequent to the end of the third quarter. Gross proceeds from the sale were $400,000, compared to a carrying amount of approximately $1.0 million.

Subsequent Events
-----------------

18% Senior Secured Loan. On March 1, 2001, we borrowed approximately $13.8 million from four institutional lenders. The loan bears interest at 18% per annum, payable quarterly, and has a two-year term. We have the right to defer and accrue a portion of the interest on the loan, up to 1 1/4% per quarter, for up to a year at the time of any interest payment. The loan is secured by our assets, the assets of our United States subsidiaries, and other intangibles. We have used approximately $9.5 million of the proceeds from the loan to repay our revolving line of credit in the U.S. and to pay the interest payment on our 11 1/4% senior subordinated notes that was due on February 1, 2001. The remaining portion of the proceeds from the secured loans has been or will be used to repay other indebtedness, to pay the costs related to the loan transaction, and for general corporate purposes. In connection with the secured loan, we issued to the lenders warrants to purchase an aggregate of 4,036,978 shares of our common stock at an exercise price of $.001 per share. The value of these warrants using the Black Scholes valuation model is $1.6 million at March 1, 2001, and will be amortized over the life of the loan using the straight line method of amortization, as interest expense. In addition, we paid a commission of approximately $415,000 to the placement agent that represented us in the transaction, and we also issued warrants to the placement agent to purchase up to 692,074 shares of our common stock, at an exercise price of $.4062 per share.

Restructuring Plan. On March 30, 2001, we announced that we are putting in place a plan to restructure our operations. In connection with the plan, our European Aerospace Group is for sale, and we recently closed an unprofitable foundry in Tacoma, Washington. We are also in the process of downsizing our U.S. Aerospace Group's Engineering & Fabrication Division by closing our fabrication facilities in Sedro-Woolley, Washington and selling assets related to the fabrication business. The downsizing of the fabrication operations began in March 2001, and we expect to complete it by Summer 2001. We will continue to strengthen and support our core electronics, engineering and aerospace machining operations.

                                                    European Aerospace Group               Engineering & Fabrication Division
                                                       Nine Months Ending                              Nine Months Ending
                                                ---------------------------------          ----------------------------------
                                                February 28,         February 29,          February 28,          February 29,
                                                   2001                  2000                  2001                  2000
                                                   ----                  ----                  ----                  ----
Net sales to customers                        $  37,662,000           42,588,000             4,951,000             4,173,000

Income (loss) from operations                   (24,270,000)           2,026,000            (8,776,000)             (676,000)

Recent Accounting Developments
------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes a new model for accounting for derivatives and hedging activities, supersedes and amends existing accounting standards, and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and that corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income, depending on the type of hedging relationship that exists with respect to the derivative. We will adopt the provisions of SFAS 133 in the first quarter of fiscal year 2002. We do not expect the adoption of SFAS 133 to have a material impact on our consolidated financial statements.

In June 2000, the SEC updated Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The most recent update (SAB 101B) delays the effective date of SAB 101 to the fourth quarter of fiscal 2001 (i.e. our quarter beginning March 1, 2001). SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We will adopt the provisions of SAB 101 in the fourth quarter of fiscal 2001. We do not expect the adoption of SAB 101 to have a material impact on our consolidated financial statements.

In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires that amounts billed to customers for shipping and handling fees be included as revenue and that associated costs be included in cost of goods sold. The consensus is effective for our fourth quarter of fiscal 2001 and requires that comparative financial statements for prior periods be reclassified. We do not expect the adoption of this consensus to have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate and variable rates. Our fixed-rate debt obligations are generally not callable until maturity and therefore market fluctuations in interest rates will not affect our earnings for the period. Based upon these facts, we do not consider the market risk exposure for interest rates to be material. The fair value of such instruments approximates their face value, except for our 11 1/4% senior subordinated notes, which as of February 28, 2001, we believe were trading on the open market for approximately 50% of face value.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in foreign currencies. Since approximately 50% of our transactions are conducted in foreign currency, the exchange rate risk could be material. During the quarter and nine months ended February 28, 2001, the foreign currency translation adjustment was positive $0.9 million and negative $2.3 million, respectively. We have not entered into any hedging activity as of February 28, 2001.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At February 28, 2001, we had purchase commitments for raw materials aggregating approximately $2.5 million. This amount relates to a titanium supply agreement with a fixed price that goes through December 2001. This commitment at February 28, 2001 represented less than 5% of our consolidated cost of goods sold for fiscal 2000.

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

ITEM 2.  CHANGES IN SECURITIES

(a)  None.

(b)  Dividend Payment Restrictions.

In connection with the issuance of our 11 1/4% Senior Subordinated Notes due 2005, which have been exchanged for 11 1/4% Series B Senior Subordinated Notes due 2005, we are subject to an Indenture that limits our ability to pay dividends, repurchase our equity securities, make certain other kinds of restricted payments, dispose of assets, and incur certain indebtedness. We have never declared or paid cash dividends on the common stock. We currently anticipate that we will retain any future earnings to fund the operation of our business, and we do not anticipate paying dividends on the common stock in the foreseeable future.

(c)  Equity Securities.

Amendment to and Exercise of Warrants Issued in Summer 2000 Private Placement
-----------------------------------------------------------------------------

Background. On July 27, 2000, we issued 1,142,860 shares of common stock and warrants to purchase additional shares to two accredited investors, Strong River Investments, Inc. and Bay Harbor Investments, Inc., for gross proceeds of $2.0 million. We paid a commission to Rochon Capital Group, Ltd. comprised of $80,000 in cash and warrants to purchase 79,150 shares of common stock, at an exercise price of $1.7688 per share, exercisable through July 27, 2003, for representing us in this transaction. After taking into consideration other expenses related to the transaction, we received net proceeds at closing of $1,886,500, which we used to pay down our U.S. credit line.

We also issued to the investors on July 27, 2000, closing warrants to purchase an aggregate of 385,000 shares of common stock at an exercise price of $2.01 per share, exercisable through July 27, 2003, and adjustable warrants and vesting warrants to purchase an indeterminate number of shares, as described below. The vesting dates and expiration dates contained in the warrants and the numbers of shares issuable upon exercise of the warrants are (or were, until exercised) subject to anti-dilutive adjustments. The terms of the transaction, including the terms of the warrants, were determined by arms length negotiations between Pacific Aerospace and the investors.

The shares issuable upon exercise of the closing warrants and the shares issued to investors on July 27, 2000 are covered by a registration statement that was declared effective by the SEC on January 31, 2001. The registration statement permits the investors to make public resales of those shares. The investors have advised us that they have completed the resale of all of the shares issued to them on July 27, 2000.

The transaction documents also provided that upon effectiveness of the registration statement within 60 days after the first closing, a second closing would occur, and the investors would pay an additional $1.5 million and receive 857,140 additional shares of common stock. This condition was not satisfied within 60 days after the first closing, and the investors decided not to waive the condition. As a result, the second closing did not occur.

Adjustable Warrants. On July 27, 2000, Pacific Aerospace issued to the investors adjustable warrants, which permitted the investors to acquire additional shares of common stock at an exercise price of $.001 per share if the market price of our common stock did not achieve and maintain a specific price during each of three vesting periods. On February 15, 2001, Pacific Aerospace and the investors agreed to amend the adjustable warrants to provide that each of the two investors, upon exercise in full of its adjustable warrant, would be entitled to purchase 2,095,243 shares of common stock.

The fixed number of shares specified in the amendment was negotiated to replace the provisions of the adjustable warrants that would have determined the number of shares issuable under those warrants based on a formula that depended on the market price of our common stock during three vesting periods. The vesting periods would have been the 20 consecutive trading days before the 20th, 40th, and 60th trading days after the effective date of the registration statement covering the shares issued to the investors on July 27, 2000. That registration statement became effective on January 31, 2001. The closing price of our common stock on February 15, 2001, was $.4063 per share. If the adjustable warrants had not been amended and our common stock price had been $.4063 throughout the three vesting periods, a total of 4,207,666 shares would have been issuable under the adjustable warrants. However, as of April 9, 2001, the market price of our common stock has ranged between $.20 and $.5312 since January 31, 2001, and we cannot predict how many shares would actually have become issuable if the adjustable warrants had not been amended.

On February 15, 2001, the investors exercised the adjustable warrants in full, as so amended, for the exercise price of $.001 per share. The exercise price was not changed by the amendment described above. As a result of the exercise, we delivered to the investors a total of 4,190,486 shares of common stock.

The shares issued upon exercise of the adjustable warrants are covered by a registration statement that was declared effective by the SEC on March 16, 2001. The registration statement permits the investors to make public resales of those shares.

Vesting Warrants. We also issued vesting warrants to the investors on July 27, 2000. The purpose of the vesting warrants was to give Pacific Aerospace an incentive not to cause any triggering events to occur prior to expiration of the vesting warrants and an incentive to cure triggering events that occurred, if they could be cured. On February 15, 2001, Pacific Aerospace and the investors agreed that the vesting warrants would expire on the fifth business day after we delivered the shares issuable upon exercise of the adjustable warrants. We delivered the shares on February 21, 2001, and the vesting warrants expired on February 28, 2001.

As originally issued, the vesting warrants entitled the investors to purchase additional shares of common stock if any of two sets of triggering events provided in those warrants occurred. One set of triggering events included: the acquisition by any person or entity of more than one-third of the voting securities of Pacific Aerospace; the replacement of more than one-half of the members of our board of directors existing as of July 27, 2000; the merger, consolidation or sale of all or substantially all of our assets if the holders of our securities following the transaction held less than two-thirds of the securities of the surviving entity or the acquirer of the assets; a transaction that would change Pacific Aerospace from a public company to a private company; the failure of Pacific Aerospace to deliver stock certificates to the investors in a timely manner; a material breach under the transaction documents; the failure to obtain an effective registration statement within 180 days after the closing (which the investors previously agreed to extend to 200 days); the failure to maintain an effective registration statement for a specified time period; or the delisting of our common stock for 10 consecutive trading days. The other set of triggering events included: our failure to have the registration statement effective within 60 days after the closing (an event that the investors previously waived); events relating to actions of Pacific Aerospace in obtaining and maintaining an effective registration statement; and the delisting of our common stock for 10 consecutive trading days.

For example, if one of the first set of triggering events had occurred prior to expiration of the vesting warrants, assuming a market price of our common stock of $.4063 per share, each investor would have received an additional 2,584,297 shares. If one of the second set of triggering events had occurred, also assuming a market price of the common stock of $.4063 per share, each investor would have received 258,430 additional shares on the date the triggering event occurred and additional shares monthly until the vesting warrants expired or the triggering event was cured. The investors would have received these additional shares under both sets of triggering events if our common stock was delisted. Because of the accelerated expiration date provided for in the amendment, the vesting warrants expired on February 28, 2001 without any shares being issued under those warrants.

Closing Warrants. On July 27, 2000, we also issued the investors in the private placement closing warrants to purchase an aggregate of 385,000 shares of common stock at an exercise price of $2.01 per share. The February 15, 2001 amendment did not amend the terms of the closing warrants. The closing warrants were exercisable in full on the date of issuance and remain exercisable until their expiration on July 27, 2003. These warrants are not subject to any adjustments relating to market price, but the exercise price would be adjusted for the issuance of common stock or common stock equivalents at a price below the warrant exercise price while the warrants are outstanding. The exercise price can be paid in cash, or the holder can utilize a cashless exercise provision. The purpose of the closing warrants was to provide the investors with an opportunity to obtain an additional return on their investment if our common stock price exceeds $2.01 per share prior to expiration of the warrants.

Issuance of Warrants Related to 18% Senior Secured Loan
---------------------------------------------------------

On March 1, 2001, we borrowed approximately $13.8 million from four lenders: B III Capital Partners, L.P., B III-A Capital Partners, L.P., DDJ Canadian High Yield Fund and State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust. In connection with the secured loan, we issued warrants to purchase an aggregate of 4,036,978 shares of common stock with an exercise price of $.001 per share to the four lenders as an incentive for them to make the loan. The warrants were issued pursuant to the exemption from registration contained in Rule 506 of Regulation D under the Securities Act based on the sale to accredited investors in a private transaction with the purchasers acknowledging that the securities cannot be resold unless registered or exempt from registration under the securities laws. The warrants are exercisable at any time through March 1, 2006 and contain weighted average anti-dilution protection in the event we issue equity securities at a price less than market price on the date of issuance of the new securities. We agreed with the investors to file a registration statement to register the shares issuable upon exercise of the warrants for resale in the U.S. We filed a registration statement on April 2, 2001, and the registration statement was declared effective on April 6, 2001. The terms of the transaction, including the terms of the warrants, were determined by arms length negotiations between Pacific Aerospace and the lenders.

We paid a commission of approximately $415,000 to the placement agent that represented us in the transaction, First Albany Corporation, and we also issued warrants to the placement agent to purchase up to 692,074 shares of our common stock, at an exercise price of $.4062 per share. The placement agent warrants are exercisable at any time through April 9, 2006. The placement agent warrants were issued pursuant to the exemption from registration contained in Rule 506 of Regulation D under the Securities Act, and neither the warrants nor the shares issuable upon exercise of the warrants may be resold unless registered or exempt from registration under the securities laws. The placement agent has piggy-back registration rights with respect to the shares issuable upon exercise of the warrants.

We used approximately $9.5 million of the loan to repay our revolving line of credit in the U.S. and to pay the interest payment on our 11 1/4% senior subordinated notes that was due on February 1, 2001. The remainder of the proceeds was used to replace our line of credit in the United Kingdom, to pay costs of the secured loan transaction and to provide working capital.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

Nasdaq
------

Our common stock is currently quoted on the Nasdaq National Market. In order to remain listed on this market, we must meet Nasdaq's listing maintenance standards. If we were unable to meet Nasdaq's standards for any reason, our common stock could be delisted from the Nasdaq National Market.

On March 22, 2001 we received a determination letter from Nasdaq indicating that, absent a successful appeal by the Company, our common stock would be removed from listing on the Nasdaq National Market. The determination was based on the failure of our common stock to comply with Nasdaq Marketplace Rule 4450(a)(5), which requires listed stock to maintain a minimum bid price of $1.00. Our common stock has traded below $1.00 since November 7, 2000.

We requested an oral hearing before a Nasdaq Listing Qualifications Panel to appeal the staff's determination to delist our common stock, and that hearing has been set for May 11, 2001. Although there can be no assurance that the panel will grant our request for continued listing, we will have the opportunity to present arguments at the hearing. Nasdaq has advised us that, pending completion of the panel appeal, our common stock will continue to be listed on the Nasdaq National Market. We must demonstrate our ability to regain compliance with the minimum bid price requirement, as well as demonstrate our ability to sustain long-term compliance with all applicable continued listing requirements, including the requirement of Nasdaq Marketplace Rule 4450(a)(3) that we maintain net tangible assets of at least $4 million, which we failed to comply with as of February 28, 2001. We do not currently know how long the appeal process will last. Consequently, we cannot currently predict when our common stock will be delisted if our appeal is unsuccessful.

We also received a letter from Nasdaq on December 6, 2000, raising concerns about whether we would be able to sustain compliance with the continued listing requirements of the Nasdaq Stock Market as a result of the "going concern" warning that we received from our independent auditors in their last audit report. Nasdaq requested that we provide it with certain information addressing its concerns. We responded to that request in a timely manner, and we have not received further correspondence from Nasdaq regarding our response.

If our common stock were delisted, it would trade on the electronic bulletin board, rather than on either the Nasdaq National Market or Small Market, and the liquidity for our common stock would be adversely affected.

We believe that it is important to Pacific Aerospace and its shareholders for our common stock to continue to be listed on the Nasdaq National Market. Although we have not yet determined what actions we need to take in conjunction with our appeal or what actions we should take if our appeal is unsuccessful, one alternative could be to call a special meeting of our shareholders to approve a reverse stock split or to approve such other appropriate action as would be reasonably calculated to bring our common stock into compliance with the minimum bid requirement.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

a.   Exhibits.

The following documents are filed as exhibits to this Quarterly Report:


         Exhibit
         Number     Description
          3.1       Articles of Incorporation of Pacific Aerospace &
                    Electronics, Inc./(6)/
          3.2       Amendment to Articles of Incorporation containing
                    Designation of Rights and Preferences of Series A
                    Convertible Preferred Stock, as corrected./(8)/
          3.3       Amendment to Articles of Incorporation containing
                    Designation of Rights and Preferences of Series B
                    Convertible Preferred Stock./(20)/
          3.4       Bylaws of Pacific Aerospace & Electronics, Inc., as amended.
                    /(35)/
          4.1       Form of specimen certificate for Common Stock./(6)/
          4.2       Form of specimen certificate for public warrants./(6)/
          4.3       Form of specimen certificate for the Series A Convertible
                    Preferred Stock./(8)/
          4.4       Form of specimen certificate for the Series B Convertible
                    Preferred Stock./(20)/
          4.5       Form of Common Stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15,
                    1998./(20)/
          4.6       Securities Purchase Agreement among Pacific Aerospace &
                    Electronics, Inc., Strong River Investments, Inc., and Bay
                    Harbor Investments, Inc., dated as of July 27, 2000./(33)/
          4.7       Registration Rights Agreement between Pacific Aerospace &
                    Electronics, Inc., Strong River Investments, Inc., and Bay
                    Harbor Investments, Inc., dated as of July 27, 2000./(33)/
          4.8       Warrant between Pacific Aerospace & Electronics, Inc. and
                    Strong River Investments, Inc., dated as of July 27,
                    2000./(33)/
          4.9       Warrant between Pacific Aerospace & Electronics, Inc. and
                    Bay Harbor Investments, Inc., dated as of July 27,
                    2000./(33)/
         4.10       Warrant between Pacific Aerospace & Electronics, Inc. and
                    Strong River Investments, Inc., dated as of July 27,
                    2000./(33)/
         4.11       Warrant between Pacific Aerospace & Electronics, Inc. and
                    Bay Harbor Investments, Inc., dated as of July 27,
                    2000./(33)/
         4.12       Vesting Warrant between Pacific Aerospace & Electronics,
                    Inc. and Strong River Investments, Inc., dated as of July
                    27, 2000./(33)/
         4.13       Vesting Warrant between Pacific Aerospace & Electronics,
                    Inc. and Bay Harbor Investments, Inc., dated as of July 27,
                    2000./(33)/
         4.14       Letter agreement among Pacific Aerospace & Electronics,
                    Inc., Strong River Investments, Inc., and Bay Harbor
                    Investments, Inc., dated as of February 15, 2001./(38)/
         4.15       Placement Agent Warrant between Pacific Aerospace &
                    Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000./(34)/

          4.16 Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
          4.17 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc. Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company./(18)/
          4.18 Registration Rights Agreement, dated as of July 30, 19998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
          4.19      Form of Global Note by Pacific Aerospace & Electronics, Inc.
                    /(18)/
          4.20 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc./(25)/
          4.21 Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/
          4.22 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated March 1, 2001, in the amount of $6,459,361.00./(39)/
          4.23 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00./(39)/

          4.24 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00./(39)/
          4.25 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00./(39)/
          4.26 Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/
          4.27 Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/
          4.28 Pledge Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., PA&E International, Inc., Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/
          4.29 Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001./(39)/
          4.30 Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of Common Stock./(39)/
          4.31 Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of Common Stock./(39)/
          4.32 Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of Common Stock./(39)/
          4.33 Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of Common Stock./(39)/
          4.34 Equity Registration Rights Agreement, by and among Pacific Aerospace &

                    Electronics, Inc. and Holders, dated March 1, 2001./(39)/
           4.35 Warrant Agreement by and among Pacific Aerospace & Electronics, Inc. and First Albany Corporation, dated April 9, 2001./(40)/
           4.36 Warrant Certificate, dated April 9, 2001, issued to First Albany Corporation, exercisable for 694,074 shares of Common Stock./(40)/
           10.1     Amended and Restated Stock Incentive Plan./(5)/
           10.2 Amendment No. 1 to the Amended and Restated Stock Incentive Plan./(19)/
           10.3     Amended and Restated Independent Director Stock Plan./(21)/
           10.4     1999 Stock Incentive Plan/(30)/
           10.5     1997 Employee Stock Purchase Plan./(11)/
           10.6 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(9)/
           10.7 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
           10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger./(27)/
           10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde./(9)/
          10.10 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds./(12)/
          10.11     Incentive Compensation Program./(35)/
          10.12 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/
          10.13 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/
          10.14 Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
          10.15 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
          10.16 Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
          10.17 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
          10.18 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
          10.19 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc./(22)/
          10.20 Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(35)/
          10.21 Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(36)/
          10.22 Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(36)/
          10.23 Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(36)/

          10.24 Modification and/or Extension Agreement dated February 7, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(37)/
          10.25 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
          10.26 General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(31)/
          10.27 Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(1)(31)/
          10.28 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998./(1)(20)/
          10.29 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
          10.30 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(27)/
          10.31 Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(36)/
          10.32 Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren's Education Trust./(36)/

____________________
/(1)/ Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.
/(2)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.
/(3)/ Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on June 19, 1996.
/(4)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.
/(5)/ Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.
/(6)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.
/(7)/ Incorporated by reference to the Company's Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.
/(8)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.
/(9)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.
/(10)/ Incorporated by reference to the Company's Registration Statement on Form S-8 filed on June 11, 1997.
/(11)/ Incorporated by reference to the Company's Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.
/(12)/ Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.
/(13)/ Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.

/(14)/ Incorporated by reference to the Company's Registration Statement on Form S-3 filed on December 3, 1997.
/(15)/ Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.
/(16)/ Incorporated by reference to the Company's Current Report on Form 8-K/A, filed on May 1, 1998.
/(17)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 1998.
/(18)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
/(19)/ Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 7, 1997.
/(20)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending May 31, 1998.
/(21)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1998.
/(22)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.
/(23)/ Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 30, 1998.
/(24)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.
/(25)/ Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.
/(26)/ Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.
/(27)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
/(28)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.
/(29)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
/(30)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
/(31)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ending February 29, 2000.
/(32)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2000.
/(33)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2000.
/(34)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 2000.
/(35)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.
/(36)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.
/(37)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on February 9, 2001.

/(38)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 2001
/(39)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on March 7, 2001.
/(40)/    Filed with this report.



b.   Reports on Form 8-K.

          (i) The Company filed a Current Report on Form 8-K on February 21, 2001, reporting the amendment of the adjustable warrants issued in the Company's Summer 2000 private placement.

          (ii) The Company filed a Current Report on Form 8-K on February 9, 2001, reporting the execution of a commitment letter for the 18% senior secured loan and the extension of a line of credit.

          (iii) The Company filed an amended Current Report on Form 8-K/A on January 17, 2001, including required financial information related to the acquisition of Nova-Tech Engineering, Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PACIFIC AEROSPACE & ELECTRONICS, INC.



Date: April 13, 2001          /s/ Donald A.Wright
                              --------------------------------------------------
                              Donald A. Wright
                              President, Chief Executive Officer, and
                              Chairman of the Board
                              (Principal Executive Officer)



Date: April 13, 2001          /s/ Nick A. Gerde
                              --------------------------------------------------
                              Nick A. Gerde
                              Vice President Finance, Chief Financial
                              Officer and Treasurer
                              (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


The following documents are filed as exhibits to this Quarterly Report:


     Exhibit
      Number   Description
         3.1   Articles of Incorporation of Pacific Aerospace & Electronics,
               Inc./(6)/
         3.2   Amendment to Articles of Incorporation containing Designation of
               Rights and Preferences of Series A Convertible Preferred Stock, as corrected./(8)/
         3.3   Amendment to Articles of Incorporation containing Designation of
               Rights and Preferences of Series B Convertible Preferred
               Stock./(20)/
         3.4   Bylaws of Pacific Aerospace & Electronics, Inc., as
               amended./(35)/
         4.1   Form of specimen certificate for Common Stock./(6)/
         4.2   Form of specimen certificate for public warrants./(6)/
         4.3   Form of specimen certificate for the Series A Convertible
               Preferred Stock./(8)/
         4.4   Form of specimen certificate for the Series B Convertible
               Preferred Stock./(20)/
         4.5   Form of Common Stock Purchase Warrant issued to holders of the
               Series B Convertible Preferred Stock on May 15, 1998./(20)/
         4.6   Securities Purchase Agreement among Pacific Aerospace &
               Electronics, Inc., Strong River Investments, Inc., and Bay Harbor
               Investments, Inc., dated as of July 27, 2000./(33)/
         4.7   Registration Rights Agreement between Pacific Aerospace &
               Electronics, Inc., Strong River Investments, Inc., and Bay Harbor
               Investments, Inc., dated as of July 27, 2000.(33)
         4.8   Warrant between Pacific Aerospace & Electronics, Inc. and Strong
               River Investments, Inc., dated as of July 27, 2000./(33)/
         4.9   Warrant between Pacific Aerospace & Electronics, Inc. and Bay
               Harbor Investments, Inc., dated as of July 27, 2000./(33)/
        4.10   Warrant between Pacific Aerospace & Electronics, Inc. and Strong
               River Investments, Inc., dated as of July 27, 2000./(33)/
        4.11   Warrant between Pacific Aerospace & Electronics, Inc. and Bay
               Harbor Investments, Inc., dated as of July 27, 2000./(33)/
        4.12   Vesting Warrant between Pacific Aerospace & Electronics, Inc. and
               Strong River Investments, Inc., dated as of July 27, 2000./(33)/
        4.13   Vesting Warrant between Pacific Aerospace & Electronics, Inc. and
               Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
        4.14   Letter agreement among Pacific Aerospace & Electronics, Inc.,
               Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of February 15, 2001./(38)/
        4.15   Placement Agent Warrant between Pacific Aerospace & Electronics,
               Inc. and Rochon Capital Group, Ltd., dated as of July 27,
               2000./(34)/
        4.16   Purchase Agreement dated as of July 23, 1998, between Pacific
               Aerospace & Electronics, Inc., Balo Precision Parts, Inc.,
               Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc.,
               Electronic Specialty Corporation, Morel Industries, Inc.,
               Northwest Technical Industries, Inc., Pacific Coast Technologies,
               Inc., Seismic Safety Products, Inc., PA&E International, Inc. and
               Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities
               Inc./(18)/
        4.17   Indenture dated as of July 30, 1998, between Pacific Aerospace &
               Electronics, Inc.

               Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company./(18)/
        4.18 Registration Rights Agreement, dated as of July 30, 19998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
        4.19   Form of Global Note by Pacific Aerospace & Electronics,
               Inc./(18)/
        4.20 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc./(25)/
        4.21 Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/
        4.22 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated March 1, 2001, in the amount of $6,459,361.00./(39)/
        4.23 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00./(39)/
        4.24 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00./(39)/
        4.25 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00./(39)/
        4.26 Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/

        4.27 Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/
        4.28 Pledge Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., PA&E International, Inc., Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/

        4.29 Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001./(39)/
        4.30 Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of Common Stock./(39)/
        4.31 Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of Common Stock./(39)/
        4.32 Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of Common Stock./(39)/
        4.33 Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of Common Stock./(39)/
        4.34 Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001./(39)/
        4.35 Warrant Agreement by and among Pacific Aerospace & Electronics, Inc. and First Albany Corporation, dated April 9, 2001./(40)/
        4.36 Warrant Certificate, dated April 9, 2001, issued to First Albany Corporation, exercisable for 694,074 shares of Common Stock./(40)/
        10.1   Amended and Restated Stock Incentive Plan./(5)/
        10.2 Amendment No. 1 to the Amended and Restated Stock Incentive Plan./(19)/
        10.3   Amended and Restated Independent Director Stock Plan./(21)/
        10.4   1999 Stock Incentive Plan /(30)/
        10.5   1997 Employee Stock Purchase Plan./(11)/
        10.6   Employment Agreement, dated June 1, 1997, between Pacific
               Aerospace & Electronics, Inc. and Donald A. Wright./(9)/
        10.7   Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A.
               Wright./(27)/
        10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger./(27)/
        10.9 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde./(9)/
       10.10 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds./(12)/
       10.11   Incentive Compensation Program./(35)/
       10.12   Promissory Note, dated March 18, 1998, from Pacific Aerospace &
               Electronics, Inc. to KeyBank National Association./(15)/
       10.13   Security Agreement, dated March 18, 1998, from Pacific Aerospace
               & Electronics, Inc. to KeyBank National Association./(15)/
       10.14 Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics,

               Inc. and KeyBank National Association./(29)/
       10.15 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
       10.16 Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association (29)
       10.17 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
       10.18 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
       10.19 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc./(22)/
       10.20 Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(35)/
       10.21 Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(36)/
       10.22 Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(36)/
       10.23 Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(36)/
       10.24 Modification and/or Extension Agreement dated February 7, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(37)/
       10.25 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
       10.26 General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(31)/
       10.27 Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(1)(31)/
       10.28 Long Term Agreement No. 0108098 between Northrop Grumman Corporation and Cashmere Manufacturing Co., Inc. effective as of April 6, 1998./(1)(20)/
       10.29 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
       10.30 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(27)/
       10.31 Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(36)/
       10.32 Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren's Education Trust./(36)/

__________________
(1) Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.
(3) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on June 19, 1996.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.
(5) Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.
(7) Incorporated by reference to the Company's Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.
(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.
(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.
(10) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on June 11, 1997.
(11) Incorporated by reference to the Company's Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.
(12) Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.
(13) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.
(14) Incorporated by reference to the Company's Registration Statement on Form S-3 filed on December 3, 1997.
(15) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.
(16) Incorporated by reference to the Company's Current Report on Form 8-K/A, filed on May 1, 1998. (17) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 1998. (18) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998. (19) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 7, 1997. (20) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending May 31, 1998.
(21) Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1998.
(22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.
(23) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 30, 1998.
(24) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.
(25) Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.
(26) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.
(27) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
(28) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.
(29) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
(30) Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.
(31) Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ending February 29, 2000.
(32) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2000.
(33) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2000.

(34) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 2000.
(35) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.
(36) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.
(37) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 9, 2001.
(38) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 2001
(39) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 7, 2001.
(40) Filed with this report.