Form 10-K405
period 2001-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2001-08-29
CIK 790023

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended May 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates, based on the closing price for the registrant's common stock on the Nasdaq National Market System, as of August 10, 2001: approximately $4,592,180.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of August 27, 2001: common stock, $.001 par value: 39,315,309 shares.

Documents Incorporated by Reference:

Part III - Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's 2001 annual meeting of shareholders.

Exhibits - Certain Exhibits referred to on the list of Exhibits, contained in
Item 14 of this report.

                               TABLE OF CONTENTS
                               -----------------

Item of Form 10-K                                                                 Page
--------------------------------------------------------------------------------------
PART I

Item 1 -   Description of Business.............................................     1

Item 2 -   Description of Property.............................................    28

Item 3 -   Legal Proceedings...................................................    29

Item 4 -   Submission of Matters to a Vote of Security Holders.................    29

PART II

Item 5 -   Market for Common Equity and Related Shareholder Matters............    30

Item 6 -   Selected Financial Data.............................................    36

Item 7 -   Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......................    38

Item 7A -  Quantitative and Qualitative Disclosures About Market Risk..........    51

Item 8 -   Financial Statements................................................    52

Item 8A -  Selected Quarterly Financial Data...................................    91

Item 9 -   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.................................    93

PART III

Item 10 -  Directors and Executive Officers of the Company.....................    94

Item 11 -  Executive Compensation..............................................    94

Item 12 -  Security Ownership of Certain Beneficial
           Owners and Management...............................................    94

Item 13 -  Certain Relationships and Related Transactions......................    94

Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....    95

SIGNATURES.....................................................................   103

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

Pacific Aerospace has struggled financially since late 1998, when the commercial airplane industry suffered a downturn at approximately the same time that we incurred high-cost, high-yield debt to finance the acquisition of our European Aerospace Group. We reported a net loss of $75,720,000 for our fiscal year ended May 31, 2001. This followed net losses of $13,049,000 and $12,869,000 for our fiscal years ended May 31, 2000 and May 31, 1999, respectively. Approximately $53.8 million of the net loss reported for fiscal 2001 related to non-cash impairment charges and a write-off of deferred tax assets. As of May 31, 2001, we had approximately $64 million in principal amount of 11 1/4% senior subordinated notes and approximately $13.7 million in principal amount of 18% senior secured debt outstanding.

For our fiscal year ended May 31, 2001, we had net sales of approximately $109 million, with our European Aerospace Group contributing approximately $52 million in net sales. In October 2000, we announced our intention to sell our European Aerospace Group in order to reduce our outstanding debt. Although we are actively pursuing the sale of that group, we have not reached an agreement to date with any prospective purchaser, and we do not know whether we will be successful in selling the group. If we are successful in selling the group, we do not know the amount of net proceeds that would be available to reduce our outstanding debt.

In March 2001, we announced a plan to restructure our operations by shrinking our aerospace business through downsizing and divestiture of non-core, low-margin and unprofitable business units. We have been implementing this plan to streamline our operations and focus our attention and resources on growing our technology-based electronics businesses. As part of this plan, we closed the fabrication operations of our U.S. Aerospace Group's Engineering & Fabrication Division in Sedro-Woolley, Washington, in April 2001 and sold the assets related to those operations in May 2001. In addition, we shut down the Tacoma, Washington, operations of our U.S. Aerospace Group's Casting Division in November 2000 and sold the assets of the division's Entiat operation in June 2001. We also sold the relay business of our U.S. Electronics Group's Display Division in March 2001.

On August 1, 2001, we announced that we did not make an approximately $3.6 million interest payment on our 11 1/4% senior subordinated notes that was due on that date. Under the indenture governing the 11 1/4% senior subordinated notes, the Company has a 30-day grace period in which to make the interest payment before an event of default occurs. We will not be able to make the payment before expiration of the 30-day grace period on August 31, 2001. We are currently in negotiations with the holders of approximately 98% of the 11 1/4% senior subordinated notes regarding a possible restructuring of the Company's debt and equity structure.

References in this Form 10-K to the Company include Pacific Aerospace & Electronics, Inc., and its subsidiaries. Our headquarters are located at 430 Olds Station Road, Third Floor, Wenatchee, Washington 98801, and our telephone number is (509) 667-9600.

Corporate History

We acquired all but one of our divisions in a series of acquisitions that began in 1990. We accounted for each of the acquisitions as a purchase. The following chart identifies, as of May 31, 2001, our three operational groups, the operating divisions that comprise those groups, the year of each acquisition, and the locations of our operations.

In March 2001, we announced a plan to restructure our operations by shrinking our aerospace business through downsizing and divestiture of non-core low-margin and unprofitable business units. We intend to streamline our operations and focus our attention and resources on growing our technology-based electronics businesses. As part of this plan, we closed our fabrication operations in Sedro-Woolley, Washington in April 2001 and sold the assets related to those operations in May 2001. In addition, we sold the relay business of our U.S. Electronics Group's Display Division in March 2001, and we sold the assets of our U.S. Aerospace Group's Casting Division in June 2001. We have also announced our intention to sell our European Aerospace Group.

This Annual Report on Form 10-K relates to the fiscal year ended May 31, 2001. The description of the Company's business in this report focuses on the operations as they were organized during most of 2001.

------------------------------------------------------------------------------------------------------------------------------------
                                                                            Location as of
                                                     Year Acquired           May 31, 2001                     Recent Changes
------------------------------------------------------------------------------------------------------------------------------------
U.S. ELECTRONICS GROUP
------------------------------------------------------------------------------------------------------------------------------------
Interconnect Division                                1990 and 1998       Wenatchee, Washington                      N/A
------------------------------------------------------------------------------------------------------------------------------------
Filter Division                                      1995                Wenatchee, Washington                      N/A
------------------------------------------------------------------------------------------------------------------------------------
Bonded Metals Division                               1997                Sequim, Washington                         N/A
------------------------------------------------------------------------------------------------------------------------------------
Display Division                                     1998                Vancouver, Washington           Being moved to Wenatchee,
                                                                                                         Washington; target
                                                                                                         completion date 8/31/01.
                                                                                                         Assets of relay business
                                                                                                         sold in March 2001.
------------------------------------------------------------------------------------------------------------------------------------
Applied Technology Division                          N/A *               Wenatchee, Washington                      N/A
------------------------------------------------------------------------------------------------------------------------------------
U.S. AEROSPACE GROUP
------------------------------------------------------------------------------------------------------------------------------------
Casting Division                                     1995 and 1998       Entiat, Washington              Entiat assets sold in June
                                                                                and                      2001.
                                                                         Tacoma, Washington              Tacoma foundry shut down
                                                                                                         in November 2000.
------------------------------------------------------------------------------------------------------------------------------------
Machining Division                                   1994 and 1995       Wenatchee, Washington                      N/A
------------------------------------------------------------------------------------------------------------------------------------
Engineering & Fabrication Division                   1999 and 2000       Sedro-Woolley, Washington       Sedro-Woolley operations
                                                                         and Edmonds, Washington         closed in April 2001 and
                                                                                                         assets sold in May 2001.
------------------------------------------------------------------------------------------------------------------------------------
EUROPEAN AEROSPACE GROUP
------------------------------------------------------------------------------------------------------------------------------------
Casting Division                                     1998                Sittingbourne, England                     N/A
                                                                         Rochester, England and
                                                                         Worcester, England
------------------------------------------------------------------------------------------------------------------------------------
Forming Division                                     1998                Welwyn Garden City, England                N/A
                                                                         and
                                                                         Birmingham, England
------------------------------------------------------------------------------------------------------------------------------------

* We formed the Applied Technology Division through internal expansion in fiscal 2000.

Business Strengths

Significant Customer Base

We have a strong, diverse international customer base, which includes many of the world's leading companies. Our customers over the past year have included companies such as: Advanced Bionics Corporation, Aeronautical Macchi Manufacturing Corporation ("Aermacchi"), Agilent Technologies, Inc., BAE SYSTEMS plc ("BAE Systems"), Goodrich Corporation's Aerostructures Group ("Goodrich", formerly known as BFGoodrich Company), The Boeing Company ("Boeing"), European Aeronautic Defence and Space Company N.V. ("EADS"), GKN Westland Aerospace, Inc. ("GKN Westland"), Honeywell International Inc. Lockheed Martin Corporation, Northern Telecom Ltd. ("Northern Telecom"), Vought Aircraft Industries, Inc. ("Vought", formerly Northrup Grumman Corporation's commercial aerostructures group), Paccar Inc. ("PACCAR"), Parker Hannifan Corporation, Raytheon Company ("Raytheon"), Rolls-Royce plc ("Rolls-Royce"), and TRW Inc.

Diversity of Product Offerings and Capabilities

We design and manufacture a broad range of precision cast, formed, machined, finished, and fabricated metal products, as well as a broad range of specialized electronics components and sub-assemblies. We collaborate with many of our customers to develop products that meet specific design or customization requests. We believe that one of our key strengths is our ability to provide integrated solutions to our customers. We also believe that our experience and capabilities in providing specialty processes and working with the changing needs of our customers will be beneficial in allowing us to respond to changing market trends in the industries that we already serve and responding to the needs of customers in new markets.

Strong Position in Major Aerospace and Defense Programs

We supply components, parts and assembly tooling to Boeing for each of Boeing's 737, 747, 757, 767 and 777 commercial aircraft construction programs and to members of the Airbus consortium for Airbus' A300/310, A318-A321 and A330/340 commercial aircraft construction programs. In addition, we participate in major defense and military aircraft programs in the U.S. and Europe.

Strong Technology Position

We utilize specialized manufacturing techniques, advanced materials science, integrated design, process engineering, and proprietary technologies or processes in the design and manufacture of our products. Our U.S. Electronics Group alone owns 23 U.S. patents and has applied for two additional U.S. patents, and uses a combination of patented technology, trade secrets and other proprietary technology in the manufacture of state-of-the-art electronic components and packages. Our U.S. Aerospace Group has a broad base of expertise in precision machining. The group's Engineering & Fabrication Division employs a sophisticated group of professional engineers, who specialize in turn-key design and build, machine designs, engineering research and development, and total system engineering. Our European Aerospace Group has specialized expertise in casting aluminum and magnesium products using sand and investment casting techniques and its licensed "Sophia Process" casting technology. The group also has expertise in superplastic forming of titanium sheet and stretch forming of aluminum sheet. We are continually working to develop new proprietary technologies, and, in addition to the numerous patents that we own or have pending, we maintain an ongoing program of evaluating and protecting our proprietary rights and processes.

Strategies

Our objective is to be a world class manufacturer that generates profitable growth by integrating manufacturing processes, introducing new products, and developing new customers in targeted markets. We believe that pursuing the following business strategies will enable us to increase market penetration, create operating efficiencies, and enhance our competitive position.

Integrate and Consolidate Operations

During the 2001 fiscal year, we aggressively integrated and consolidated our operations and, where necessary, shut down and sold unprofitable and non-core operations. We currently plan to focus our growth efforts internally to integrate manufacturing processes, develop and refine our proprietary technologies and new products, expand sales and marketing efforts, and enhance engineering and value-added processes. By doing so, we expect to reduce costs and increase operating efficiencies, while providing more complete and faster solutions to our customers.

Enhance Sales and Marketing Functions

During the 2001 fiscal year, we evaluated our sales and marketing systems and performance and determined that changes were required to be able to successfully accomplish our goals. As a result of this reevaluation, we have eliminated our centralized marketing department and refocused each of our divisions on sales and marketing. We coordinate the divisions' efforts through regular meetings to ensure that we have the capability to combine the technologies and manufacturing abilities of our different divisions to meet our customers' needs for more complete systems.

Offer Complete Solutions

At the same time, we have continued to vertically integrate our manufacturing processes, with the goal of improving operating efficiencies and increasing profit margins. A key component of this strategy is to use our expertise in advanced materials science and in the manufacture and assembly of precision products to identify new products, services, technologies and markets and to provide customers with total solutions, from design to assembly. Commercial aircraft manufacturers, defense contractors, and leading manufacturers in other industries are continuing to move toward purchasing from a smaller number of suppliers that can supply more integrated systems and pre-assembled parts. By producing products that integrate our various areas of expertise, we hope to improve profit margins and position the Company to capture a larger share of our customers' total product requirements.

Diversify Customer Base

We believe that two keys to our long-term success will be diversification of our customer base and expansion of our proprietary technologies into new markets.
We have always believed that our proprietary technologies give us advantages that many of our competitors do not have. We do not just make parts based on a drawing - we are able to provide design, modeling and prototyping services to our customers, as well. To further these efforts, we formed our Applied Technology Division in fiscal 2000. At the same time that our older divisions, such as the Machining Division, have been expanding outside their historical roles into new industries, the Applied Technology Division has been exploring opportunities to supply components to industries such as the fuel cell and advanced medical products industries. As a result of these efforts, we plan not only to reduce our reliance on the cyclical aerospace industry, but also to become an important part of emerging industries.


Industry Overview

Aerospace

Since 1998, previously favorable trends in the commercial aerospace industry have been tempered by the Asian financial crisis, efforts by airlines and airplane manufacturers to reduce costs, and other events, but industry analysts and aircraft manufacturers still expect overall growth in air traffic patterns and the demand for new aircraft.

Demand for aerospace components is closely related to delivery and use rates for commercial aircraft. Delivery and use rates are in turn directly related to the actual and projected volume of passenger and freight traffic, average aircraft age, and global fleet size. According to the Boeing 1998 Current Market Outlook, world air traffic grew 6% from 1996 to 1997, following a 7% increase in the previous year. However, the Boeing 1999 Current Market Outlook reported that air travel in 1998 varied from the trend, particularly because of decreases in Asian air traffic. In 1999, Boeing revised its estimate for the growth rate of world air travel over the next ten years to a rate of approximately 4.7% per year. In Boeing's 2001 Current Market Outlook, Boeing estimated growth rate of world air travel over the next 20 years will be approximately 4.7% per year. Airbus forecasts a similar growth rate, of 4.9% per year. Boeing has also projected that the world jet fleet will grow to 32,955 passenger and cargo jets in 2020 and that the total market potential for new commercial airplanes between 2001 and 2020 is 23,460 airplanes.

In 2000, Boeing delivered 489 new commercial aircraft, compared to 620 new commercial aircraft in 1999 and 563 in 1998. In 2000, Airbus delivered 311 new commercial aircraft, compared to 294 in 1999 and 229 in 1998. Boeing has announced that it delivered 305 commercial aircraft through July 31, 2001, as compared to 275 delivered through July 31, 2000. As of July 31, 2001, Boeing had received orders in 2001 for 192 commercial aircraft, as compared to orders for 342 commercial aircraft during the same period of 2000. Total Boeing orders in 2000 and 1999 were 611 and 391, respectively. As of July 31, 2001, Airbus had announced orders in 2000 for 318 commercial aircraft. Airbus had total orders for 520 aircraft in 2000.

As in other transportation segments, aircraft manufacturers and defense contractors have been aggressively searching for ways to improve the quality and reduce the cost of their manufactured products. One major area of focus has been the manner in which they work with their supply base. Aircraft manufacturers and defense contractors have increasingly become product designers and assemblers rather than vertically integrated manufacturers. As a result, these manufacturers are outsourcing component manufacturing to independent suppliers, seeking to benefit from an independent supplier's lower cost structure and specialized manufacturing knowledge. Suppliers that demonstrate an ability to effectively deliver a high quality product on the required delivery schedule at a reasonable cost will benefit from this shift. In addition, commercial aircraft manufacturers are tending, and defense contractors are being strongly encouraged by the U.S. Department of Defense, to purchase from suppliers that can supply more integrated systems and pre-assembled parts. These shifts are leading to a consolidation in the supply base. Certain segments of the aerospace supply base are already consolidated, such as engines, avionics and landing gears. Other segments, however, including structural components and electronics, remain fragmented. The Company believes that this trend toward consolidation presents an opportunity for suppliers with the financial and management resources to meet their customers' needs.

Electronics

The electronics industry is enjoying growth in the Company's specific sectors, and researchers expect the sector to continue to grow through at least 2004. Growth in the high reliability electronics industry has been fueled by several factors, including the rapid pace of technological advancement and development of new satellite and telecommunications products. The growth in demand by these sophisticated customers has induced manufacturers to create more complex designs of lighter, more efficient configurations and higher levels of performance. Additionally, international demand for advanced electronics components is growing rapidly as these new developments enter the arena of available solutions.

The electronics industry is experiencing a dynamic period of mergers and acquisitions, with BAE Systems buying a Lockheed Martin Sanders division, Raytheon acquiring Hughes divisions, Northrop Grumman purchasing Litton Guidance & Controls, and DRS purchasing Texas Instruments divisions, to list a few. Each of these transactions offered the Company new opportunities to experience expanded positive exposure within our technology niche. Many of these industry leaders are involved with the Company in multi-year programs that we expect to continue for several years. When balanced against the recent slowdown and significant reductions in the telecommunications industry, we expect these opportunities to result in modest growth in the Company's U.S. Electronics Group.

Products, Processes and Markets

Our products, manufacturing processes and markets in fiscal 2001, and the industry segments in which we operated during fiscal 2001, are summarized below. As noted, we have experienced some changes since the latter part of fiscal 2001. We sold the relay business of the U.S. Electronics Group's Display Division in March 2001. We shut down the Tacoma operations of the U.S. Aerospace Group's Casting Division in November 2000 and sold the assets of its Entiat operations in June 2001. In addition, we shut down the fabrication operations of the U.S. Aerospace Group's Engineering & Fabrication Division in April 2001, and sold its assets in May 2001.

For financial information about operational segments and geographic areas, see "Notes to Consolidated Financial Statements - Note 5" in the Company's consolidated financial statements for May 31, 2001.

------------------------------------------------------------------------------------------------------------------------------------
                                                    Manufacturing
Segment        Group             Division           Processes                  Sample Products
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
               U.S.             Interconnect      Design and manufacture       Electronic connectors, packages and assemblies with
               Electronics                                                     ceramic and glass hermetic seals
                              ------------------------------------------------------------------------------------------------------
                                Filter            Design and manufacture       Ceramic discoidal electromagnetic filters and
    E                                                                          capacitors
    L                         ------------------------------------------------------------------------------------------------------
    E                           Bonded Metals     Explosive bonding and        Metallurgically welded metals for use in
    C                                             forming of dissimilar        electronic connectors and assemblies
    T                                             metals
    R                         ------------------------------------------------------------------------------------------------------
    O                           Display           Design and manufacture       Sunlight readable displays; EMI filters; ruggedized
    N                                                                          displays; relays and solenoids
    I
    C                                                                          (Relay operations sold in March 2001)
    S                         ------------------------------------------------------------------------------------------------------
                                Applied           Design and manufacture       Medical product components; fuel cell components
                                Technology
------------------------------------------------------------------------------------------------------------------------------------
                                Casting           Sand; lost foam; and         Aircraft and truck parts
                                                  permanent mold casting
                                (Tacoma foundry
    A                           shut down in
    E                           November 2000)
    R
    O                           (Entiat assets
    S          U.S.             sold in June
    P          Aerospace        2001)
    A                         ------------------------------------------------------------------------------------------------------
    C                           Machining         Precision machining          Aircraft parts; medical
    E                                             and assembly                 products; industrial products
                              ------------------------------------------------------------------------------------------------------
                                Engineering &     Design; metal                Tooling and structures for aircraft manufacture;
                                Fabrication       fabrication                  aviation tool design; factory integration and
                                                                               automation; aircraft flight structure design
                                (Fabrication
                                operations shut
                                down in April
                                2001; assets
                                sold in May
                                2001)
             -----------------------------------------------------------------------------------------------------------------------
                                Forming           Hot and superplastic         Jet engine bulkhead components; airframe and engine
                                                  titanium forming; cold       details; aircraft skin panels; leading edges
               European                           stretch aluminum
               Aerospace                          forming
                              ------------------------------------------------------------------------------------------------------
               (Currently       Casting           Sand casting;                Aircraft parts; aircraft engine parts; high
               for sale)                          investment casting;          performance motorsport engine and gearbox parts
                                                  Sophia casting;
                                                  machining
------------------------------------------------------------------------------------------------------------------------------------

The following chart shows the percentage of total revenue from each division for the past three fiscal years.

-----------------------------------------------------------------------------------------------
Segment        Group          Division                    Years Ended May 31,
-----------------------------------------------------------------------------------------------
                                                     1999             2000             2001
                                                    -----            -----            -----
-----------------------------------------------------------------------------------------------

E               U.S.        Interconnect            13.30%           12.80%           14.50%
L                           ----------------------------------------------------------------------
E           Electronics           Filter              *                *                *
C                           ----------------------------------------------------------------------
T                                Bonded
R                                Metals               *                *                *
O                           ----------------------------------------------------------------------
N                                Display              *                *                *
I                           ----------------------------------------------------------------------
C                                Applied             N/A               *                *
S                               Technology
--------------------------------------------------------------------------------------------------

A                                Casting            12.60%           12.80%             *
E                           ----------------------------------------------------------------------
R               U.S.            Machining           16.30%             *              11.10%
O                           ----------------------------------------------------------------------
S            Aerospace         Engineering
P                                   &                N/A               *                *
A                              Fabrication
C        -----------------------------------------------------------------------------------------
E            European           Forming             25.10%           24.90%           21.50%
                            ----------------------------------------------------------------------
             Aerospace
                                Casting             24.10%           25.60%           25.70%
--------------------------------------------------------------------------------------------------

     *  Less than 10%

     U.S. Electronics Group

Our U.S. Electronics Group develops, designs and produces a diverse array of components, ranging from tiny implantable medical devices to aircraft cockpit displays and huge components for the Space Shuttle main engine. Virtually all of our products are created to withstand the rigors of some hostile environment. Inter-divisional synergy is very important to the U.S. Electronics Group, as it permits us to develop and produce unique products and technologies. For example, the patented application of the group's Bonded Metals Division is at the very heart of the Interconnect Division's lightweight hermetic technology.

     Interconnect Division

In Wenatchee, Washington, our Interconnect Division designs and produces lightweight, hermetically sealed electronics housings and components for the space, medical, energy and military markets. Utilizing proprietary sealants such as our Kryoflex(R) ceramic and other patented and proprietary technologies, the division is known as a supplier of some of the most durable products on the market today. Applications include many high profile projects, such as the International Space Station, the Javelin Missile, the Longbow Missile, the F-15, F-18 and F-22 current production military aircraft, the THAD Missile and the Joint Strike Fighter aircraft.

Utilizing our proprietary and patented ceramic joining technologies, the Interconnect Division has developed and continues to develop innovative solutions for components used in a number of medical applications. For example, we make components for implantable neuro-stimulators for the management of such maladies as incontinence, epilepsy, Hodgkins disease, loss of muscle control, and chronic pain. Other medical component applications include a zirconia/titanium housing for a cochlear implant device, implantable defibrillator components, a left ventricular assist device, and artificial heart components.

The "state of the art" machining capability within the Wenatchee facility allows us to comply with the very precise tolerances (up to 1/10,000 inch) needed for the production of satellite, avionics and missile components. When combined with the application of our proprietary Kryoflex(R) ceramic sealant, this capability allows the Company to produce extremely rugged electronic connectors for applications such as the oil industry where "down hole" temperatures exceed 400 degrees Fahrenheit and pressures exceed 30,000 pounds per square inch. Kryoflex(R) is available in several formulations that are selected according to the materials to be joined and conditions to be endured.

With our new (patent granted in 2001) metal matrix composite packaging technology, we have undertaken projects for the military radar industry, with current projects in both naval and airborne radar applications. Providing the required features of light weight, thermal conductivity and hermeticity, these systems are utilized within the latest Aegis class cruisers, as well as the F-18 and F-22 aircraft, in preference to the traditional materials, which have both higher weight and significantly higher cost. Initial market responses indicate that this new and unique patented technology may provide significant growth opportunities in the future.

The Interconnect Division holds a certificate of registration to the ISO 9001 standard. The division has also received a compliance certificate to the AS 9000 standard. The ISO 9001 and the AS 9000 standards are internationally recognized certifications of quality. AS 9000 is the more demanding aerospace quality management system standard. The registration process requires a company to: (1) document and implement a quality management system that meets or exceeds all of the requirements of the standards, (2) choose an accredited registrar (in our case, TUV Essen), (3) have a full quality management system audit conducted by an accredited registrar, and (4) identify and correct any issues that arise during the audit.

     Filter Division

Our U.S. Electronics Group's Filter Division designs and manufactures very small, specialized multilayer discoidal (round) ceramic capacitors and EMI (electro-magnetic interference) filters for the electronics industry. Traditionally specializing in high reliability devices for the military and aerospace industries, the Filter Division has enjoyed significant recent success in the telecommunications industry as well. During the past year, the Filter Division has released to market a series of high current EMI filters that represent the smallest 25, 50 and 100 amp EMI filters available on the market today. This is a significant advantage to power applications requiring high current and high package density. The Filter Division is also producing components for the heart pacer industry. During the past year, we have made significant progress in the area of labor reducing automation. Fully automatic testing stations and computerized numerical control ("CNC") turning stations are in use in our facility today due to this in house development. This division also produces some very specialized filter components for use by the Interconnect Division. The division has received a number of military and industry qualification ratings. The division also holds a certificate of registration to the ISO 9001 standard and a compliance certificate to the AS 9000 standard.

     Bonded Metals Division

Our U.S. Electronics Group's Bonded Metals Division, located in Sequim, Washington, produces a wide variety of explosively bonded dissimilar metals, as well as other complex metal forms and conditions. Applications of this explosively bonded technology range from components for surgical instruments, such as endoscopes, to "sputtering targets" utilized for vapor deposition of exotic metals onto critical surfaces such as semiconductor devices, to mirrors for medical or spacecraft uses. One major application for these products is in the marine field, where they provide a solution to the ageless problem of galvanic corrosion. The Bonded Metals Division utilizes explosive metal forming to produce components for jet aircraft engines, rocket nozzle components for the Space Shuttle, and complex aircraft chassis components. The Bonded Metals Division is the only known U.S. source for explosive metal forming at this time. Shock hardening (a type of work hardening) of metals is another important product of the Bonded Metals Division. Products include railroad intersection components that are hardened to extend their service life and cutting teeth for tunnel boring machines. Future plans for this division include moving operations to the Wenatchee area to capitalize on the consolidation of services. We currently plan to proceed with this relocation process as soon as an acceptable remote blast site is located and secured.

     Display Division

Flat Panel Displays. The Display Division designs and manufactures enhancements for liquid crystal displays (LCDs) intended for use in a wide variety of hostile environments. Enhancement features include optical filters to minimize the effect of high ambient light sources, such as direct sunlight, for improved contrast, EMI filters to protect sensitive electronic instruments from unwanted electrical interference, and vandal shields to protect the LCD itself from physical abuse. Other options include heater elements for low temperature applications (up to -40 Celsius), touch sensors, and high efficiency backlights. Filter elements and vandal shields consisting of special technical grade glasses are very carefully bonded directly to the LCD with characteristically matched and selected epoxies. Applications for these complex total solution enhancements include such harsh environments as aircraft cockpit displays, in-flight entertainment systems, air traffic control towers, all weather outdoor kiosks, emergency vehicles, medical instruments, commercial trucking, and marine GPS (global positioning satellite) receiver units. The Display Division has been selected to be a strategic "value added partner" with NEC Electronics, Inc., a world leader in display technology. This is a very prestigious relationship in the LCD community. The division's operations are compliant with ISO9002 and AS9000 quality systems.

Relays and Solenoids. Until March 2001, the Display Division designed, manufactured and marketed electromechanical devices, such as relays, solenoids, sensors, electronic assemblies, actuators, and time delays used in a wide variety of satellite, aircraft and military hardware applications. We sold these operations in March 2001.

     Applied Technology Division

We formed the Applied Technology Division of our U.S. Electronics Group toward the end of fiscal 2000. The purpose of the division is to apply our proprietary and patented technologies to provide technical solutions to difficulties faced by high-tech manufacturers that are challenged by extreme environmental conditions, primarily in the fuel cell and implantable medical products industries. The division is focusing on providing solutions in the areas of diffusion bonding, ceramic/metals joining, exotic metals composites, interconnect stability, and thermal stress distribution with biocompatible materials. In the fuel cell area, the division develops and manufactures processes for the assembly of fuel cells stacks, heat exchangers and fuel reformers for pem and solid-oxide fuel cells. The division also has applied our zirconia-metal fusion technology to the manufacture of a solid-oxide electrolyzer for use in space exploration. Additional research is being performed on planar fuel cell stacks. The division has also used the zirconia-metal fusion technology to assist a manufacturer of neurostimulator devices in overcoming technological barriers. We have produced titanium-copper-molybdenum composite electronic enclosures and applied for a patent related to this technology. This technology allows us to produce lighter, more durable electronics packages with improved thermal conductivity. The Applied Technology Division is still in its infancy, but our goal is to expand this division by leveraging and finding new applications for our existing and new materials science and emerging manufacturing technology developments.

U.S. Aerospace Group

     Machining Division

Our U.S. Aerospace Group's Machining Division operates a precision machine shop in Wenatchee, Washington that produces precision machined components, structural parts and assemblies principally from aluminum, titanium, stainless steel and explosively bonded metals. The Machining Division manufactures machined and sheet metal parts and assemblies that are used for primary and secondary flight components within aircraft. The division uses CNC machining cells to manufacture particularly complex components and assembly housings and also provides value-added services, such as painting and electroplating. The division builds its machined products either to customer specifications or according to an engineering and tooling design developed by the division to suit a customer's particular need. The division is directly linked by computer to Boeing to allow immediate access to the drawings for Boeing parts. The division inspects and tests its machined products at various stages of production using non-destructive methods such as X-ray, ultra-sound, manual and computerized measuring instruments, eddy current, and dyes before the products are passed for shipment to the customer. The division often supplies its precision machined parts on a "just in time to point of use" basis.

The Machining Division has historically supplied nearly all of its products to the commercial aerospace and defense industries. However, the division's sales and profitability are affected significantly by fluctuations in the aerospace industry. As a result, we believe it is important to reduce the division's dependence on aerospace work. During fiscal 2001, the Machining Division began targeting and receiving orders from other industries that have a need for high technology precision machining, such as the medical and semiconductor equipment industries. We are continuing to look for ways to offer our capabilities to leaders in these new markets.

The division's operations are DI-9000A Boeing approved. The division has also been audited and has received its certificate of registration to the ISO 9002 standard and has received its compliance certificate to the AS 9000 standard. The division has won numerous quality and service awards from customers.

     Engineering & Fabrication Division

Our Engineering & Fabrication Division, located in Mountlake Terrace, Washington, provides turnkey aerospace design solutions, primarily for the commercial aerospace and defense markets. Our products include static tooling, automated manufacturing systems, flight structures, and other related commodities. Our business niche includes specialized products, such as laser alignment and positioning systems, industrial transporters, guidance systems, and automated drilling and fastening systems. In addition, a new business unit, involving the design and development of aircraft flight structures, has been added to complement our suite of capabilities. With focus on lean manufacturing methods and efficient design practice, we believe that this venture offers high value to our customers and positions us well for strategic growth. Our engineering staff includes highly experienced mechanical engineers, electrical
engineers, automation engineers, and programmers.   We have extensive CAD design
capability (CATIA, UG and Autocad), as well as advanced virtual simulation competency, using Delmia-Igrip. Our stress engineers are well versed in the latest Finite Element Analysis software. We have also developed a staff of trained project managers.


     Casting Division

Until June 14, 2001, our U.S. Aerospace Group's Casting Division designed and manufactured precision cast aluminum parts using permanent mold, sand, and lost foam casting technologies in Entiat, Washington. In addition, until November 30, 2000, the division designed and manufactured aluminum, bronze, iron, and steel parts using sand casting technology in Tacoma, Washington. The division's cast parts were sold principally to the transportation and aerospace industries. We closed our Tacoma facility as of November 30, 2000, and we sold the assets of our Entiat operations on June 14, 2001.

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


Hot and Superplastic Forming of Titanium.   Our Welwyn Garden City facility
specializes in hot and superplastic forming of titanium, and we believe it has the largest independent capability in the European Union for that process. Unlike most sheet metal materials, titanium and its alloys are extremely difficult to form in a cold condition. To overcome this, we have developed a variety of hot forming processes, including hot die forming, hot brake press forming, superplastic forming, gas blow forming, and hot circular stretch-forming. These processes maximize weight savings, maintain structural integrity, minimize cost, and enable the designer to manipulate the developing alloys into complex shapes. The forming equipment consists of a range of 21 hot forming and superplastic forming presses with tonnage from 150 to 1500 tons. Most forming tools are machined from oxidation resistant nickel chrome steel castings weighing up to four tons. The division designs the necessary tooling using its in-house pattern facility. The division also has the capability to chemically mill three-dimensional components in titanium. We market the division's hot-formed titanium products primarily to the commercial aircraft, helicopter and military aircraft markets. The division's titanium products include jet engine Nacelle bulkhead components, airframe and engine details, and erosion shields for helicopters. The division's titanium products are included on the Airbus model A318-321 and A330/340 aircraft, the Boeing model 737 aircraft, the Dash 8-400 aircraft, the Embraer 135 and 145 aircraft, and the Dornier 728 aircraft.

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

Proposed Sale. For our fiscal year ended May 31, 2001, we had net sales of approximately $109 million, with the European Aerospace Group contributing approximately $52 million in net sales. On October 31, 2000, we announced our intention to sell our European Aerospace Group in order to reduce our outstanding debt. As of May 31, 2001, we had approximately $64 million in principal amount of 11 1/4% senior subordinated notes and approximately $13.7 million in senior secured debt outstanding. Although we are actively pursuing the sale of the European Aerospace Group, we have not yet reached an agreement with any prospective purchaser, and we do not know whether we will be successful
in selling that group.   If we are successful, we do not know the amount of net
proceeds that would be available to reduce our outstanding debt. We are required to pay our senior secured lenders at least $7.5 million upon the sale of our European Aerospace Group. We have received several bona-fide preliminary and final offers to purchase the group. If these offers approximate the final negotiated sales price for the group and we obtain required consents to the sale, the offers indicate that we have incurred an impairment loss related to goodwill and equipment of approximately $37 million. Consequently, we recorded an impairment loss related to our European Aerospace Group goodwill of $25 million for the quarter ended February 28, 2001, and an additional impairment loss of $12 million related to goodwill and equipment for the quarter ended May 31, 2001.

Sales and Marketing; Distribution

We market our products using a combination of direct sales and outside sales representatives. In addition, we maintain internal customer service staff and engineering capabilities to provide technical support to customers. In the 2001 fiscal year, we transferred responsibilities for sales and marketing to each of our operating divisions. We also reviewed our outside sales representative networks and made changes in order to take advantage of synergies and conduct sales efforts more efficiently and effectively. Our U.S. Electronics Group markets its products in the United States, Europe and Asia through a network of manufacturer representatives and resellers, generally established on a geographic basis. Our U.S. Aerospace Group uses both an inside sales force and sales representatives focused on particular regions or customers. This group's marketing efforts have previously focused on the Western United States. Over the past two years, the group has expanded its marketing efforts beyond its traditional markets, into other regions of the United States and internationally. Our European Aerospace Group utilizes its own employee sales force for sales of its products to customers in the United Kingdom. This internal sales force is organized into two groups, one group responsible for sales of precision castings and one group responsible for metal formed products. The European Aerospace Group also uses independent agents to market its products to customers in countries other than the United Kingdom, including the United States. We believe that we have the opportunity to leverage customer relationships to supply more complete systems by providing products that combine the technologies and manufacturing abilities of our different groups. Consequently, we emphasize cross-selling and coordination of sales and marketing efforts between and among our operating groups.

Customers

Our top ten customers in terms of revenues during fiscal 2001 were Boeing, BAE Systems, Aermacchi, Northern Telecom, Rolls-Royce, GKN Westland, PACCAR, Raytheon, Goodrich, and Vought. Only the top two customers individually accounted for 5% or more of our revenues, with Boeing at approximately 12.5%, BAE Systems at approximately 8.8%. Together, our top ten customers accounted for approximately 50% of our sales during fiscal 2001. In fiscal 2001, we produced machined and cast metal aircraft components for Boeing and for BAE Systems. We do not have long-term contracts with most of our major customers, and our long-term contracts generally permit the customer to cancel their orders. We depend on our customers continuing to place orders for our products. Because of the relatively small number of customers for most of our products, our largest customers can influence product pricing and other terms of trade.
If we were to lose any of our largest customers, or if they reduced or canceled orders, our business and financial performance could be harmed.

Our U.S. Aerospace and European Aerospace Groups currently serve substantially different customer bases in similar markets. For example, the U.S. Aerospace Group supplies components and parts to Boeing for each of Boeing's 737, 747, 757, 767 and 777 commercial aircraft construction programs. The European Aerospace Group supplies components and parts for each of Airbus' A300/310, A320 family, and A330/340 commercial aircraft construction programs. The Company's sales have historically been divided approximately equally between the United States and Europe. One of our goals has been to take advantage of our position in both the United States and European markets to provide access for our U.S. groups to customers in Europe, and access for our European group to customers in the U.S. Consequently, we have emphasized cross-marketing efforts between our European and U.S. groups. One of the outcomes of these efforts has been the success of our European Aerospace Group in obtaining work in the U.K. from Boeing.

Backlog

We sell the majority of our products through individual purchase orders. Many of our customers would have the right to terminate orders by paying the cost of work in process plus a related profit factor. Historically, we have not experienced a large number of significant order cancellations. However, from time to time, customers cancel orders as a result of a program being cancelled or for other reasons. As of May 31, 2001, we had purchase orders and contractual arrangements, excluding those at our U.S. Aerospace Group's Casting Division, evidencing anticipated future deliveries, which we treat as backlog, through fiscal year 2003 of approximately $65 million. We expect to deliver approximately $55 million of this backlog in fiscal year 2002. As of May 31, 2000, we had backlog through fiscal year 2001 of approximately $80 million, which included backlog of the U.S. Aerospace Group's Casting Division. We may not be able to complete all of that backlog and book it as net sales, if we experience cancellations of pending contracts or terminations or reductions of contracts in progress.

Competition

We have substantial competition in many of the markets that we serve. In the electronics markets, our competitors include Amphenol Corporation, Hermetic Seal Corporation, AVX Corporation, and Spectrum Control, Inc. In the hot and superplastic forming market, our primary competitor is Jet Die Barnes. Our competitors in the European sand casting market include SFU, Stones, Haleys, Hitchcock, and Teledyne. In the investment casting market, our competitors include the Cercast Group, Tital and Tritech. In the precision machining market, we compete with a number of regional machine shops. Many of these competitors have greater financial resources, broader experience, better name recognition and more substantial marketing operations than we have, and they represent substantial long-term competition for us.

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

Raw Materials

Our European Aerospace Group obtains approximately 65% of its titanium from one supplier and is subject to a lead time of approximately 26 to 33 weeks in ordering and obtaining titanium. Recently, this lead time was as long as 65 weeks. While the European Aerospace Group generally has managed the ordering process to obtain titanium when needed, a labor strike at the supplier negatively affected the group's ability to obtain timely deliveries of titanium during fiscal 1999 and into the 2000 fiscal year. Although the shortage of titanium did not have a material adverse effect on our European Aerospace Group's business or on our overall financial condition, we lost some business due to customers' dual sourcing contracts, and some customer orders that were expected to be delivered in fiscal 1999 were delayed into fiscal 2000 and 2001. The effect of the strike emphasizes the fact that a failure to obtain titanium or other raw materials when we need them, or significant cost increases imposed by suppliers of raw materials such as titanium or aluminum, could damage our business and financial performance. We generally have readily available sources of all raw materials and supplies we need to manufacture our products and, where possible, we maintain alternate sources of supply. However, we do not have fixed price contracts or arrangements for all of the raw materials and other supplies we purchase. We have experienced in the past shortages of, or price increases for, raw materials and supplies, and shortages or price increases may occur again in the future. Future shortages or price fluctuations could have a material adverse effect on our ability to manufacture and sell our products in a timely and cost-effective manner.

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

We have 28 U.S. patents, four U.S. patent applications pending (including one allowed application), one PCT International patent applications pending, three patent applications pending in non-U.S. jurisdictions, and one European patent enforceable in the U.K. We can provide no assurance that any of the patent applications will result in issued patents, that existing patents or any future patents will give us any competitive advantages for our products or technology, or that, if challenged, these patents will be held valid and enforceable. Most of our issued patents expire at various times over the next 15 years, with nine patents expiring over the next four years. These nine patents, as well as several other patents that recently expired, relate to products manufactured by our U.S. Electronics Group and constituted less than 1% of our consolidated revenue in fiscal 2001. Although we believe that the manufacturing processes of much of our patented technology are sufficiently complex that competing products made with the same technology are unlikely, our competitors may be able to design competing products using the same or similar technology after these patents have expired.

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

We have a policy of obtaining environmental assessment reports in connection with the acquisition of properties at which we believe historical operations could have caused adverse environmental conditions. We are not aware of any historical contamination on our properties or involving neighboring activities, except that until August 2001, we leased property in Tacoma, Washington that is located within a superfund site that has been the subject of regulatory action for several years. We have not been named as a potentially liable party for contamination associated with this superfund site, and we have no reason to believe that we will be so named.

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

Employees

As of May 31, 2001, the Company had approximately 1,041 employees, of whom approximately 926 were engaged in manufacturing functions, 32 in sales and marketing functions, 75 in administrative functions, and 8 in executive functions. Of the employees, approximately 243 were employed by the U.S. Aerospace Group, 532 by the European Aerospace Group, 229 by the U.S. Electronics Group, and 37 by the corporate group. As of May 31, 2001, none of our workforce in the United States is unionized. Certain of the European Aerospace Group's manufacturing and engineering employees are represented by labor unions, although all negotiations are carried out through employee work committees. We have not experienced any work stoppages, and we believe that our relationships with our employees are good.

Risk Factors

We have reported net losses for recent periods, and we may continue to incur net losses, which could jeopardize our operations and decrease our stock value.

We reported a net loss of $12,869,000 for our fiscal year ended May 31, 1999, a net loss of $13,049,000 for our fiscal year ended May 31, 2000, and a net loss of $75,720,000, including impairment losses, for our fiscal year ended May 31, 2001. We believe that we will continue to incur net losses into fiscal 2002 and that such losses may be substantial. For our quarters ended February 28, 2001 and May 31, 2001, we recorded impairment losses related to our European Aerospace Group goodwill and equipment and impairment losses related to other intangibles and property. We also wrote off substantially all our deferred income tax assets at February 28, 2001. We can offer no assurance that we will achieve profitable operations or that any profitable operations will be sustained. Our ability to achieve a profitable level of operations in the future will depend on many factors, including our ability to reduce the level of our debt, to assimilate our recent and potential future acquisitions, to finance production and to realize acceptable gross profits on the products we sell. Future profitability will also depend on our ability to develop new products, the degree of market acceptance of our existing and new products, and the level of competition in the markets in which we operate. If we continue to incur net losses, our cash flow position could be further damaged, our operations could be jeopardized, and our stock price could decrease.

Our inability to generate cash if and when needed could severely impact our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our independent auditors in their most recent report stated that Pacific Aerospace has suffered recurring losses from operations which raise substantial doubt about our ability to continue as a going concern. The independent auditors' report for fiscal year 2001 is a disclaimer of opinion. Our consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If we are not sufficiently successful in generating cash from operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside the ordinary course of business. If we need to dispose of assets outside of the ordinary course of business to generate cash, we may not be able to realize the carrying values of those assets upon liquidation. If we are unable to generate the necessary cash, we could be unable to continue operations.

We need to raise additional cash or we will not be able to fund our operations or to make payments on our loans when they are due.

Our existing cash and credit facilities will not be sufficient to meet our obligations as they become due. Consequently, we will need to obtain additional cash. Our actual cash needs will depend primarily on the amount of cash generated from or used by operations and financing activities. We cannot predict accurately the amount or timing of our future cash needs. We did not make a semi-annual interest payment of approximately $3.6 million on our 11 1/4% senior subordinated notes that was due on August 1, 2001, and we will not be able to make that payment before expiration of the 30-day grace period that expires on August 31, 2001. As a result, we expect an event of default to occur under those notes. Such an event of default would also cause events of default under certain of our other debt instruments, including our 18% senior secured loan. In addition, we may currently be in default under our 18% senior secured loan for failure to make the August 1, 2001 interest payment on our 11 1/4% senior subordinated notes. To date, our secured lenders have not exercised any remedies with respect to any possible default, but we can provide no assurance that they would not exercise their remedies as a result of any default. Possible remedies include acceleration of the due dates of our debt. We did not make our February 1, 2001 interest payment on our 11 1/4% senior subordinated notes until March 2, 2001, which was one day before expiration of the 30-day grace period. We made the interest payment from the proceeds of an approximately $13.8 million senior secured loan that closed on March 1, 2001. The March 1, 2001 loan bears interest at 18% per annum, payable quarterly. To date, we have made interest payments on the 18% senior secured loan on time. We have the right to defer and accrue a portion of the quarterly interest payments, up to 1 1/4% per quarter, for up to a year at the time of any interest payment. We exercised this right for our interest payments made in March and June 2001. We do not currently have sufficient cash to make the September 30, 2001 interest payment on our 18% senior secured loan, and we will need to raise additional cash to make that payment. We also need to raise additional cash to make other future payments on our debt and to fund our operations. If we are unable to obtain sufficient cash when needed to fund our operations, to make our loan payments, and to pay our other obligations when due, we may be forced to seek protection from creditors under the bankruptcy laws. We are currently in negotiations with the holders of approximately 98% of the 11 1/4% senior subordinated notes regarding a possible restructuring of the Company's debt and equity structure. We do not currently know whether we will be successful in negotiating a restructuring or whether such a restructuring would occur inside or outside of bankruptcy.

If we are not able to pay our debt, our lenders could accelerate the principal owing on our debt, which we do not have the funds to pay.

If we do not generate sufficient cash flow to make our debt payments, we may be forced to reduce or delay capital expenditures or to dispose of material assets or operations, potentially at a substantial loss. If we are unable to pay our debt, we may need to restructure or refinance our debt at potentially higher rates of interest. Alternatively or in addition, we may need to seek additional equity capital or exchange debt for substantial amounts of equity, which would significantly dilute the value of the shares held by our existing shareholders. We may not be able to choose any of these alternatives or complete them on satisfactory terms. If we fail to make our debt payments or default under other terms of our debt, our lenders will be able to declare all amounts we owe to be immediately due and payable. If our lenders accelerate our debt, we will not have funds available to us to pay off the debt. If we cannot repay our secured debt or if we default under other terms of our debt, our secured lenders could proceed against any collateral securing that debt. We have been notified by one of our secured lenders that we are not in compliance with certain covenants of loans that are secured by a first deed of trust on our headquarters building and other assets. The lender has, to date, agreed not to exercise its remedies, but we can offer no assurance that the lender will continue to forebear until we can regain compliance with those covenants, if at all. The collateral for our secured debt consists of substantially all of our assets, including receivables, inventories, real property, personal property, intangible assets, and the stock of all of our operating subsidiaries. If we are unable to pay our debt or other obligations, including paying the August 1, 2001 interest payment on our 11 1/4% senior subordinated notes within the grace period ending on August 31, 2001, we may be forced to seek protection from creditors under the bankruptcy laws. We will not be able to make this interest payment before the grace period expires, and we expect an event of default to occur under those notes. Such an event of default would also cause events of default under certain of our other debt instruments, including our 18% senior secured loan. In addition, we may currently be in default under our 18% senior secured loan for failure to make the August 1, 2001 interest payment on our 11 1/4% senior subordinated notes. To date, our secured lenders have not exercised any remedies with respect to any possible default, but we can provide no assurance that they would not exercise their remedies as a result of default. We are currently in negotiations with the holders of approximately 98% of the 11 1/4% senior subordinated notes regarding a possible restructuring of the Company's debt and equity structure. We do not currently know whether we will be successful in negotiating a restructuring or whether such a restructuring would occur inside or outside of bankruptcy.

We do not have revolving lines of credit that would help us fund our operations.

Our U.S. operating line of credit expired on September 5, 2000, and was extended through March 5, 2001. Due to our continued losses, our U.S. senior lender decided not to renew our revolving line of credit and we repaid that line of credit in full on March 2, 2001, out of the proceeds of our 18% senior secured loan. Our line of credit in the U.K. expired in November 2000. That line of credit was subsequently extended, and we repaid it in full on March 7, 2001. We do not plan to request renewal of that line. Our senior secured loan is a term loan rather than a revolving loan. As a result, if we make payments of principal before the loan's maturity, additional loan proceeds will not become available, and the loan will not provide an additional source of cash to fund our operations or to meet our obligations as they become due.

We have significant debt that adversely affects our financial condition.

At May 31, 2001, our total long-term liabilities were approximately $84.0 million, or approximately 104% of our total assets. At May 31, 2001, we had a total stockholders' deficit of $25.1 million. Unless we increase our cash flow from operations, our total stockholders' deficit, coupled with continued losses, indicates that we will have difficulty satisfying our debt obligations in the future. We incurred substantial debt and payment obligations to finance the acquisition of our European Aerospace Group, which was formed when we acquired Aeromet International PLC in 1998. This debt, which consists of our senior subordinated notes, currently constitutes $63.7 million of our long-term debt and bears interest at 11.25% per year. In addition, at May 31, 2001, our balance sheet includes approximately $5.6 million of deferred financing costs, which are being charged off to interest expense over the period that the related debt is expected to be outstanding. We have announced our intention to sell our European Aerospace Group in order to reduce our outstanding debt. We do not yet know whether we can sell Aeromet or, if it is sold, the amount of net proceeds that will be available to reduce our debt. In addition to our outstanding 11 1/4% senior subordinated notes, we have approximately $13.7 million in senior secured debt that bears interest at 18% per annum. Our debt could make us unable to obtain additional financing in the future. It could also divert a significant portion of our cash flow to principal and interest payments and away from operations and necessary capital expenditures. Our debt has significantly increased our interest expense and net loss, and we expect the interest expense to continue to increase our net loss for the foreseeable future. Our debt also puts us at a competitive disadvantage in relation to competitors with less debt and limits our flexibility to adjust to downturns in our business or market conditions.

We must comply with a number of significant debt covenants that limit our flexibility.

The agreements that govern our debt, particularly the indenture that governs our 11 1/4% senior subordinated notes and the loan agreement that relates to our 18% senior secured notes restrict a number of our activities. Unless we obtain consent from our lenders, we cannot dispose of or create liens on assets or create additional indebtedness. We are not permitted to pay dividends to shareholders or repurchase stock. Our debt covenants restrict our ability to acquire new businesses or make investments or loans to others. We are also subject to covenants that limit our ability to make capital expenditures, change the business we conduct, or engage in transactions with related parties. In addition, if there is a change of control of our company, we may be required to repay our debt early. If we breach any of these covenants, the lenders may be able to declare all amounts we owe to be immediately due and payable. If this were to occur, we would likely not have funds available to us to pay off the debt.

We may not be successful if we fail to manage our historically rapid growth.

We have experienced rapid growth from both operations and acquisitions. This growth has placed and will continue to place significant demands on our managerial, administrative, financial and operational resources. For example, both our total number of employees and the number of our operating sites nearly doubled as a result of acquiring our European Aerospace Group, which was formed when we acquired Aeromet in July 1998. The size of our European Aerospace Group has caused and will continue to cause it to have a significant impact on our future financial results. As we continue to assimilate our post acquisitions, and as our business operations become more complex, we will need to be increasingly diligent in our business decisions. To manage our growth effectively, we must continue to improve our operational, accounting, financial and other management processes and systems. We must also continue to attract and retain highly skilled management and technical personnel. If we do not effectively manage these aspects of our growth, we may not succeed.

Our past and possible future acquisition strategy could negatively impact our performance.

We have historically pursued an aggressive acquisition strategy. We are currently focusing substantially all of our attention on existing operations. However, in the future we may evaluate and pursue potential strategic acquisitions. We have incurred substantial losses as a result of some of our acquisitions and investments, including approximately $46.7 million in fiscal 2001, approximately $4.6 million in fiscal 2000, and approximately $12.7 million in fiscal 1999. We need to better manage our acquisition strategy. This includes accurately assessing the value, strengths and weaknesses of acquisition candidates, as well as successfully implementing necessary changes at newly acquired subsidiaries. In the past, our aggressive acquisition strategy has diverted management attention from our operations, increased borrowings, disrupted product development cycles and diluted earnings per share. If we do not successfully manage future acquisitions, if any, our financial performance could continue to be negatively impacted by acquisitions.

We have experienced asset impairment, and we may experience additional asset impairment in the future.

We review long-lived assets and intangibles for potential impairment of value whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. An impairment is determined by totaling the estimated net future cash flows derived from the asset and comparing that total to the book value of the asset. When the total of the net future cash flows is lower than the book value, an impairment exists. The amount of the impairment is the difference between the present value of the net future cash flows and the book value of the asset. Based upon estimated net realizable value of certain assets, we recognized the following impairment charges for the year ended May 31, 2001:

     Within the European Aerospace Group we recognized a $37.0 million charge to reduce the $33.0 million carrying value of goodwill and the $13.6 million carrying value of manufacturing equipment associated with our European Aerospace Group, to the estimated net realizable value of the manufacturing equipment, $9.6 million.

     Within the U.S. Aerospace Group, we recognized an impairment charge of $5.5 million to reduce the $6.4 million carrying value of property and manufacturing equipment used at the Entiat, Washington location of the group's Casting Division to net realizable value, approximately $0.9 million. We also recognized a $0.8 million impairment charge to reduce the carrying value of the manufacturing equipment located at the Casting Division's Tacoma casting location to zero, the estimated net realizable value. In addition, we recognized charges of $3.3 million to reduce the $3.5 million carrying value of goodwill and manufacturing equipment used in the group's Engineering & Fabrication Division to estimated net realizable value, $0.2 million.

     Within the U.S. Electronics Group, we recognized a charge of $0.6 million to reduce the $1.0 million of manufacturing equipment used to produce low power relays to net realizable value, $0.4 million. We also recognized a $320,000 charge to reduce the carrying value of an unused manufacturing facility of $980,000 to net realizable value, $660,000.

     We also completed an analysis of the estimated future cash flows of certain other long-lived assets, including goodwill and patents. Based upon this analysis, we recognized additional impairment charges of $1.0 million within the U.S. Electronics Group to reduce goodwill to net realizable value, and $0.3 million within the U.S. Aerospace Group to reduce patents to net realizable value.

The Company will continue to analyze long-lived and identifiable intangible assets in the future to determine possible impairment charges. Future evaluations could result in additional impairment charges, and those charges could be material. At May 31, 2001, the carrying value of long-lived assets, including property, plant and equipment, goodwill, and patents, was $27.8 million.

Our European Aerospace Group has had and will continue to have a significant impact on our business.

The acquisition of our European Aerospace Group in 1998 doubled the size of our company. Approximately 43% of our assets and approximately 47% of our revenues are associated with our operations in the United Kingdom. It is more difficult for us to manage a business in the United Kingdom than our other businesses, which are located in Washington State. The reasons for the increased difficulty include differences in time, distance, business practices and cultural variations. Our ownership of a business in Europe also subjects us to regulatory, tax, and trade restrictions that we did not previously face. If we retain ownership of our European Aerospace Group and do not effectively manage that group, we may not be successful.

Changes in foreign currency exchange rates could negatively affect our financial position.

Because of our European Aerospace Group, we may decide to engage in hedging transactions to protect against losses caused by changes in the exchange rate between the U.S. dollar and the British pound sterling. However, we have not engaged in hedging transactions to date. Since approximately 47% of our transactions are conducted in foreign currency, the exchange rate risk could be material. For the fiscal year ended May 31, 2001, we incurred a foreign currency translation loss of approximately $2.9 million. Even if we were to engage in hedging transactions, they may not completely offset any such losses. Our European Aerospace Group has a few contracts that are in European currencies other than British pounds sterling, or in U.S. dollars.

Future issuances or resales of a significant number of shares of our common stock could negatively affect the market price of our stock.

Sales of a significant number of shares of common stock in the public market or the prospect of such sales could adversely affect the market price of our common stock. As of August 10, 2001, we have reserved 2,295,000 common shares for issuance under our publicly traded warrants with an exercise price of $4.6875 per share, 3,605,448 common shares for issuance under options outstanding under our two stock incentive plans with exercise prices ranging from $0.22 to $4.6875 per share, 129,137 common shares for issuance under options outstanding under our independent director stock plan with exercise prices ranging from $0.9219 to $1.90 per share, and 5,578,202 common shares for issuance under other warrants with exercise prices ranging from $0.001 to $9.50 per share. We also have an employee stock purchase plan permitting employees to purchase shares of common stock using payroll deductions, subject to certain limits. Shares issued upon exercise of our outstanding warrants or options or pursuant to the employee stock purchase plan would be available for resale in the public markets, subject in some cases to volume and other limitations. Any future issuance of a significant number of common shares, or any future resales by the holders of a significant number of common shares, or the prospect of such issuances or resales, could negatively affect the market price of our common stock.

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

ITEM 2.    DESCRIPTION OF PROPERTY

Our principal executive and administrative offices are located at 430 Olds Station Road, Wenatchee, Washington. Our headquarters building provides approximately 18,000 square feet of office space, and is owned by the Company. We also lease approximately 1,800 square feet of office space in Edmonds, Washington, for a base rent of $3,260 per month, subject to annual adjustment, under a lease that expires in October 2001 and will not be renewed. Until July 2001, we also leased approximately 873 square feet of office space in Wichita, Kansas, for a base rent of $928 per month.

The location, use and approximate size of the principal owned and leased properties where we conduct our operations as of August 10, 2001 are as follows:

---------------------------------------------------------------------------------------------------------------------
                                              Approx.       Own/          Annual           Lease       Mortgage
    Group                Location               Area        Lease          Rent         Expiration      Balance
---------------------------------------------------------------------------------------------------------------------
    U.S.        Wenatchee, Washington            54,000     Lease            $294,000           2007      N/A
                -----------------------------------------------------------------------------------------------------
Electronics     Sequim, Washington               18,355      Own                N/A              N/A      None
                -----------------------------------------------------------------------------------------------------
                Vancouver, Washington            50,000     Lease            $336,000           2009      N/A
---------------------------------------------------------------------------------------------------------------------
    U.S.        Wenatchee, Washington            42,000     Lease            $213,000           2007      N/A
                -----------------------------------------------------------------------------------------------------
Aerospace       Mountlake Terrace,               10,000     Lease            $217,000           2005      N/A
                Washington
---------------------------------------------------------------------------------------------------------------------
                Wenatchee, Washington            41,400     Lease            $166,000           2001      N/A
---------------------------------------------------------------------------------------------------------------------
                Wenatchee, Washington            15,000     Lease            $ 82,000           2002      N/A
---------------------------------------------------------------------------------------------------------------------
European        Sittingbourne                    54,500     Lease     (Pounds)258,000           2018      N/A
Aerospace       Sittingbourne                     7,500     Lease     (Pounds) 50,000           2005      N/A
                -----------------------------------------------------------------------------------------------------
                Rochester                        37,345     Lease     (Pounds)180,000           2001      N/A
                -------------------------------------------------------------------------------------------------
                Worcester                        40,000     Lease     (Pounds)160,000           2018      N/A
                -------------------------------------------------------------------------------------------------
                Worcester                        15,000     Lease     (Pounds) 50,000           2003      N/A
                -------------------------------------------------------------------------------------------------
                Welwyn Garden City               55,000     Lease     (Pounds)333,000           2018      N/A
                -------------------------------------------------------------------------------------------------
                Birmingham                       59,000     Lease     (Pounds)236,000           2018      N/A
-----------------------------------------------------------------------------------------------------------------

During the 2001 fiscal year, we also leased properties formerly used by operations that have been shut down. These include:

-------------------------------------------------------------------------------------------------
 Group / Division       Location        Approx. Area   Annual Rent      Lease           Sublease
                                           Leased                    Expiration
-------------------------------------------------------------------------------------------------
U.S. Aerospace      Tacoma, WA                 21,700      $ 80,000         2008  New tenant signed
Casting Division                                                                  lease with
                                                                                  landlord; PA&E
                                                                                  lease terminated as
                                                                                  of August 14, 2001
------------------------------------------------------------------------------------------------------
                    Sedro-Woolley,             94,600      $395,000         2003  Portion subleased
U.S. Aerospace      WA                                                            for $7,679 per
Engineering &                                                                     month until October
 Fabrication                                                                      31, 2001; seeking
 Division                                                                         additional tenants



------------------------------------------------------------------------------------------------------
                    Edmonds, WA                10,800      $155,000         2004  Negotiating lease
                                                                                  termination
------------------------------------------------------------------------------------------------------
                    Everett, WA                11,500      $ 79,000         2003  Subleased for
                                                                                  $5,731 per month,
                                                                                  subject to increase
                                                                                  to $6,250 in April
                                                                                  2002; sublease
                                                                                  expires July 2003
------------------------------------------------------------------------------------------------------

We are also attempting to sublease the Display Division's facility in Vancouver, Washington, as a result of the division's move to Wenatchee, Washington that is currently in progress.

As of December, 2000, we sold a building that we owned in Butler, New Jersey, where part of our U.S. Electronics Group's Interconnect Division was located until July 1999. Net proceeds from the sale of the building was $660,000, and we recorded a loss of $320,000 on the sale.

In January 1999, we executed an agreement with the Port of Chelan County, Washington, giving us an option to purchase three parcels of land at or near our Wenatchee campus for a total of $5.4 million. We purchased the first parcel, which was property next to our Wenatchee campus, for $853,000 in cash, on February 2, 1999. In December, 2000, we resold the parcel to the Port of Chelan County for approximately $930,000. In July 2001, we executed a Rescission and Termination Agreement with the Port, which provided for the termination of our option and the return of a $100,000 deposit.

ITEM 3.    LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business. We are not aware of any material legal proceedings pending or threatened against the Company or any of its properties.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information, Shareholders, and Dividends

Between July 16, 1996 and June 28, 2001, our common stock was traded on the Nasdaq National Market under the symbol "PCTH", and our public warrants were traded on the same system under the symbol "PCTHW". Each public warrant entitles the holder to purchase one share of common stock at an exercise price of $4.6875 per share.

The Nasdaq National Market System reported the following range of high and low sales prices for our common stock and public warrants for each calendar quarter during the period from January 1999 through May 31, 2001, which covers all of the calendar quarters within the Company's 2000 and 2001 fiscal years:

                                                             Common Stock                   Warrants
      Calendar Period                                     High           Low           High          Low
      1999
      First Quarter                                          2.969          1.688         0.875         0.344
      Second Quarter                                         2.188          1.500         0.594         0.375
      Third Quarter                                          1.781          1.250         0.625         0.250
      Fourth Quarter                                         1.500          0.594         0.688         0.188
      2000
      First Quarter                                          7.000          1.125         2.438         0.250
      Second Quarter                                         3.000          1.188         1.313         0.406
      Third Quarter                                          2.656          0.781         1.063         0.250
      Fourth Quarter                                         1.438          0.313         0.563         0.094
      2001
      First Quarter                                          0.906          0.219         0.313         0.094
      Second Quarter (April 1-May 31, 2001)                  0.313          0.180         0.160         0.080

On June 28, 2001, our securities were delisted from the Nasdaq National Market and are currently traded on the OTC Bulletin Board.

As of August 10, 2001, the closing sales price of our common stock on the OTC Bulletin Board was $0.12 per share, and the closing sales price of our warrants was $0.01.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund the operations, and we do not anticipate paying dividends on our common stock in the foreseeable future. Our agreements with our senior secured lenders and the indenture governing our 11 1/4% senior subordinated notes restrict our ability to pay dividends.

Common Stock

As of August 10, 2001, there were 1,078 holders of record of 39,315,309 shares of common stock outstanding, and 21 holders of record of 2,295,000 public warrants outstanding, based on the records maintained by our transfer agent. Each share of outstanding common stock is entitled to participate equally in dividends as and when declared by the Board of Directors, out of funds legally available therefor, and is entitled to participate equally in any distribution of net assets made to our common shareholders in the event of liquidation of the Company after payment to all creditors of the Company, subject to any preferences that may be granted to any series of preferred stock as to dividends or liquidation. There are no preemptive rights or rights to convert common stock into any other securities. The holders of our common stock are entitled to one vote for each share held of record on all matters voted upon by our shareholders and may not cumulate votes for the election of directors. Thus, the owners of a majority of the shares of our common stock outstanding may elect all of the directors of the Company, and the owners of the balance of the shares of the common stock would not be able to elect any directors of the Company.

Preferred Stock

The Company's Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative, participating, optional or other rights of any series of preferred stock, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences, sinking fund terms and the number of shares constituting any series, without shareholder approval, unless such approval is required by applicable law or by the rules of any stock exchange or automated quotation system on which securities of the Company may be listed or traded.
The rights of preferred stock could adversely affect the rights of holders of common stock and the market for the common stock. The Company does not currently have any preferred stock outstanding.

Warrants

As of August 10, 2001, we had outstanding exercisable warrants to purchase common stock as follows:

    . publicly traded warrants to purchase 2,295,000 shares of common stock, that (a) were issued as part of the units sold in the Company's July 1996 registered public offering ("Units"), (b) have an exercise price of $4.6875 per share, and (c) expire in July 2003;

    . warrants to purchase a total of 1,156,224 shares of common stock issued to several employees and consultants of the Company, that (a) have exercise prices ranging from $0.4062 to $9.50 per share, and
            (b) have expiration dates that range from May 2002 to April 2006;

    . warrants to purchase 385,000 shares of common stock that (a) were issued in connection with a private placement in July 2000, (b) have an exercise price of $2.01 per share, and (c) expire in July 2003. See "- Summer 2000 Private Placement."

    . warrants to purchase 4,036,978 shares of common stock that (a) were issued in connection with a private placement in March 2001, (b) have an exercise price of $.001 per share, and (c) expire in March 2006. See "--March 2001 Private Placement."

The shares of common stock issuable upon exercise of our outstanding warrants are either registered for issuance or resale, available for resale under Rule 144, or subject to an obligation to register them for resale. Exercise of these warrants would increase the number of shares of our common stock available on the public market and would dilute the interests of existing shareholders.

Series B Convertible Preferred Stock

Preferred Stock Offering. In May and August 1998, we issued a total of 170,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") and issued related warrants, for a total price of $17 million, in a private placement to 17 accredited investors. As of June 26, 2000, all of these shares had been converted into a total of 10,136,548 shares of common stock. The issuance of the common stock upon conversion of the Preferred Stock was exempt from registration under Section 3(a)(9) of the Securities Act because it was an exchange exclusively with the holders of Preferred Stock where no commission or other remuneration was paid or given for soliciting the exchange. The former holders of the Preferred Stock have advised us that they resold all but 77 shares of common stock into the public market, either pursuant to a resale registration statement or in reliance on Rule 144. The conversion of the Preferred Stock and resale of the conversion shares had the effect of significantly increasing the number of shares of our common stock in the public market.

Warrants Issued to Preferred Shareholders. The warrants to purchase 236,109 shares of common stock at an exercise price of $7.20 per share that were issued in connection with the Preferred Stock expired on May 15, 2001.

Summer 2000 Private Placement

Description of Summer 2000 Private Placement. On July 27, 2000, we issued 1,142,860 shares of common stock and warrants to purchase additional shares to two accredited investors, Strong River Investments, Inc. and Bay Harbor Investments, Inc., for gross proceeds of $2.0 million. We paid a commission to Rochon Capital Group, Ltd. comprised of $80,000 in cash and warrants to purchase 79,150 shares of common stock, at an exercise price of $1.7688 per share, exercisable through July 27, 2003, for representing Pacific Aerospace in this transaction. After taking into consideration other expenses related to the transaction, we received net proceeds at closing of $1,713,000, which we used to pay down our U.S. credit line.

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

The transaction documents also provided that upon effectiveness of the registration statement within 60 days after the first closing, a second closing would occur, and the investors would pay an additional $1.5 million and receive 857,140 additional shares of common stock. This condition was not satisfied, and the investors decided not to waive the condition. As a result, the second closing did not occur.

The private placement was made pursuant to the exemption from registration contained in Rule 506 of Regulation D under the Securities Act based on the sale to accredited investors in a private transaction with the purchasers acknowledging that the securities cannot be resold unless registered or exempt from registration under the securities laws.

Adjustable Warrants. On July 27, 2000, we issued to the investors adjustable warrants, which permitted the investors to acquire additional shares of common stock at an exercise price of $.001 per share if the market price of our common stock did not achieve and maintain a specific price during each of three vesting periods. On February 15, 2001, Pacific Aerospace and the investors agreed to amend the adjustable warrants to provide that each of the two investors, upon exercise in full of its adjustable warrant, would be entitled to purchase 2,095,243 shares of common stock.

The fixed number of shares specified in the amendment was negotiated to replace the provisions of the adjustable warrants that would have determined the number of shares issuable under those warrants based on a formula that depended on the market price of our common stock during three vesting periods. The vesting periods would have been the 20 consecutive trading days before the 20/th/, 40/th/, and 60/th/ trading days after the effective date of the registration statement covering the shares issued to the investors on July 27, 2000. That registration statement became effective on January 31, 2001. The closing price of our common stock on February 15, 2001, the date of the amendment, was $.4063 per share. If the adjustable warrants had not been amended and our common stock price had been $.4063 throughout the three vesting periods, a total of 4,207,666 shares would have been issuable under the adjustable warrants.

On February 15, 2001, the investors exercised the adjustable warrants in full, as so amended, for the exercise price of $.001 per share. The exercise price was not changed by the amendment described above. As a result of the exercise, we delivered to the investors a total of 4,190,486 shares of common stock. The resale of these shares was covered by a registration statement on Form S-3 (File No. 333-56884) filed on March 12, 2001.

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

Closing Warrants. On July 27, 2000, we also issued the investors in the private placement closing warrants to purchase an aggregate of 385,000 shares of common stock at an exercise price of $2.01 per share. The February 15, 2001 amendment did not amend the terms of the closing warrants. The closing warrants were exercisable in full on the date of issuance and remain exercisable until their expiration on July 27, 2003. These warrants are not subject to any adjustments relating to market price, but the exercise price would be adjusted for the issuance of common stock or common stock equivalents at a price below the warrant exercise price while the warrants are outstanding. The exercise price can be paid in cash, or the holder can utilize a cashless exercise provision. The purpose of the closing warrants was to provide the investors with an opportunity to obtain an additional return on their investment if our common stock price exceeds $2.01 per share prior to expiration of the warrants. The resale of the shares issuable upon exercise of the Closing Warrants was registered on a registration statement on Form S-3 (File No. 333-44686), filed on August 28, 2000.

March 2001 Private Placement

On March 1, 2001, we borrowed approximately $13.8 million from four lenders: B III Capital Partners, L.P., B III-A Capital Partners, L.P., DDJ Canadian High Yield Fund and State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust. In connection with the secured loan, we issued warrants to purchase an aggregate of 4,036,978 shares of common stock with an exercise price of $.001 per share to the four lenders as an incentive for them to make the loan. The warrants are exercisable through March 1, 2006 and contain weighted average anti-dilution protection in the event we issue equity securities at a price less than market price determined in the manner set forth in the Warrant Agreement. The lenders may exercise the warrants at any time for the exercise price of $.001 per share, whereupon they will receive up to an aggregate amount of 4,036,978 shares of common stock of the Company. DDJ Capital Management, LLC, serves as the investment advisor to each such entity and, accordingly, may be deemed the beneficial owner of the shares of common stock underlying the warrants received by the lenders. The terms of the transaction, including the terms of the warrants, were determined by arms length negotiations between Pacific Aerospace and the lenders. We used approximately $9.5 million of the loan to repay our revolving line of credit in the U.S. and to pay the interest payment on our 11 1/4% senior subordinated notes that was due on February 1, 2001. The remainder of the proceeds were used to replace our line of credit in the United Kingdom, to pay costs of the secured loan transaction and to provide working capital. The transaction documents also provided that we would file a registration statement registering the shares of common stock underlying the warrants issued to the lenders within 30 days following the closing of the loan. We filed a registration statement on Form S-3 (File No. 333-58148) on April 2, 2001.

We also paid a commission of approximately $415,000 to First Albany Corporation, the placement agent that represented us in the transaction, and issued warrants to purchase up to 692,074 shares of our common stock to the placement agent, at an exercise price of $.4062 per share. The placement agent warrants are exercisable at any time through April 9, 2006. The placement agent warrants were issued pursuant to the exemption from registration contained in Rule 506 of Regulation D under the Securities Act, and neither the warrants nor the shares issuable upon exercise of the warrants may be resold unless registered or exempt from registration under the securities laws. The placement agent has piggy-back registration rights with respect to the shares issuable upon exercise of the warrants.

Registration Rights

We are obligated to register the resale of the following shares:

Continental Capital & Equity Corporation has the right, through April 17, 2003, to require us to file a resale registration statement with respect to up to 200,000 shares issuable upon exercise by Continental of warrants held by them.

We are obligated to register for resale up to 79,150 shares issuable upon exercise of warrants held by the placement agent in the Summer 2000 private placement.

We are obligated to register for resale up to 692,074 shares issuable upon exercise of warrants held by the placement agent in our March 2001 private placement.

Nasdaq

Until June 28, 2001, our common stock was quoted on the Nasdaq National Market. In order to remain listed on this market, we were required to meet Nasdaq's listing maintenance standards. On March 22, 2001, we received a determination letter from Nasdaq staff indicating that, absent a successful appeal by the Company, our securities would be delisted for failure to comply with Marketplace Rule 4450(a)(5), which requires listed stock to maintain a minimum bid price of $1.00. Our common stock had traded below $1.00 since November 7, 2000. Subsequent to the notice, we notified Nasdaq that we also failed to comply with Marketplace Rule 4450(a)(3), which requires an issuer of listed securities to maintain net tangible assets of at least $4 million. We appealed the Nasdaq staff determination before a Nasdaq qualification hearings panel on May 11, 2001, but we were notified on June 27, 2001 that our securities would be delisted on June 28, 2001, and the delisting occurred on that date. Our common stock and public warrants are currently traded on the OTC Bulletin Board.

Indemnification

The Company agreed to indemnify the holders of the Preferred Stock, the investors in the Summer 2000 private placement, and the holders of the warrants issued in the March 2001 private placement, and those holders and investors agreed to indemnify the Company, against certain liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data presents selected historical financial data of the Company as of and for the years ended May 31, 1997, 1998, 1999, 2000 and 2001, and is derived from the Company's audited financial statements. This data should be read in conjunction with the Company's Financial Statements and Notes thereto, the Independent Auditors' Report, and Management's Discussion and Analysis of Financial Condition and Results of Operations. The independent auditors' report contains an explanatory paragraph that states that the Company's recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The independent auditors' report for the fiscal year 2001 is a disclaimer of opinion. Our consolidated financial statements and the following selected financial data do not include any adjustments that might result from the outcome of that uncertainty.

                                                                               Years Ended May 31,
                                                      ------------------------------------------------------------------------
                                                               (in thousands, except percentage and per share data)
                                                          1997           1998           1999            2000           2001
                                                      ------------   ------------    ----------      ----------     ----------
Statement of Operations Data:
  Net sales/(1)/...............................       $   34,175     $   54,099      $ 107,366       $ 112,694      $ 109,288

  Cost of sales................................           25,969         39,487         86,302          92,063        101,048
                                                      ------------   ------------    ----------      ----------     ----------
  Gross profit.................................            8,206         14,612         21,064          20,631          8,240
  Operating expenses...........................            6,259          9,872         22,039          24,533         67,201
                                                      ------------   ------------    ----------      ----------     ----------
  Income (loss) from operations................            1,947          4,740           (975)         (3,902)       (58,961)
  Net interest (expense).......................             (384)          (755)        (8,140)         (9,862)       (10,012)
  Other income (expense).......................              169           (853)        (6,393)             33            201
                                                      ------------   ------------    ----------      ----------     ----------
  Income (loss) before taxes and
   extraordinary item..........................            1,732          3,132        (15,508)        (13,731)       (68,772)
  Extraordinary item, net of tax...............                -              -              -             703              -
  Income taxes benefit (expense)...............              (50)           482          2,639             (21)        (6,948)
                                                      ------------   ------------    ----------      ----------     ----------
  Net income (loss)............................       $    1,682     $    3,614      $ (12,869)      $ (13,049)     $ (75,720)
                                                      ========================================================================
  Net income (loss) per share:
   Basic.......................................              .18            .29           (.74)           (.59)         (2.15)
   Diluted.....................................              .17            .27           (.74)           (.59)         (2.15)
  Shares used in computation of
   income (loss) per share:
   Basic.......................................            9,500         12,486         17,359          21,955         35,283
   Diluted.....................................           10,036         13,606         17,359          21,955         35,283
Other Financial Data:
  Adjusted EBITDA/(2)/.........................       $    3,305     $    6,944      $  10,669       $   9,004      $  (2,681)
  Adjusted EBITDA margin/(3)/..................              9.7%          12.8%           9.9%            8.0%          (2.5)%
  Depreciation, amortization, and                     $    1,358     $    2,204      $  11,644       $  12,906      $  56,280
   impairment of long-lived assets.............
  Capital expenditures.........................            2,739         10,290          8,281           4,867          3,710

                                                                                     At May 31,
                                                      ------------------------------------------------------------------------
                                                                                   (in thousands)
                                                          1997           1998           1999            2000           2001
                                                      ------------   ------------    ----------      ----------     ----------
Balance Sheet Data:
  Cash and cash equivalents...........                $      3,048   $     11,461    $    8,134      $    2,154     $    4,095
  Working capital.....................                      13,090         25,599        38,329          29,181         25,034
  Total assets........................                      35,752         78,580       158,727         143,582         80,816
  Long-term debt (including current
   portion)...........................                       4,233         11,233        83,410          70,528         82,932

  Shareholders' equity (deficit)......                      25,619         56,142        54,019          49,768        (25,114)

-------------

/(1)/ The increases in net sales are attributable to acquisitions by the Company and internal growth. See "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
/(2)/ "Adjusted EBITDA" represents income (loss) from operations plus depreciation, amortization, and non-cash asset impairment expense. Adjusted EBITDA should not be construed as an alternative to (i) net income, as defined by generally accepted accounting principles, as an indicator of our operating performance or (ii) cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. We report Adjusted EBITDA because it is a cash flow capacity measure commonly used by financial institutions, including holders of our senior subordinated notes. Generally, we consider Adjusted EBITDA as a measure of cash flow capacity to fund interest expense, principal payments on debt, working capital needs and capital expenditures. This measure may not be comparable to similarly titled measures reported by other companies. The adequacy and historical trend of Adjusted EBITDA to support funding requirements is an indication to our management whether cash sources in addition to Adjusted EBITDA may be required to support ongoing operations.
/(3)/ "Adjusted EBITDA margin" represents Adjusted EBITDA as a percent of net sales. We use Adjusted EBITDA margin as a measure to evaluate better our Adjusted EBITDA capacity trends.

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

For our fiscal year ended May 31, 2001, we had net sales of approximately $109 million, with the European Aerospace Group contributing approximately $52 million in net sales. On October 31, 2000, we announced our intention to sell our European Aerospace Group in order to reduce our outstanding 11 1/4% senior subordinated notes. As of May 31, 2001, we had approximately $64 million in principal amount of 11 1/4% senior subordinated notes outstanding. Because we are in the process of seeking buyers for our European Aerospace Group, we do not know whether we will be successful in selling that group and, if successful, we do not know the amount of net proceeds that would be available to reduce our 11 1/4% senior subordinated notes or our approximately $13.7 million of 18% senior secured notes. We are required to pay our senior secured lenders at least $7.5 million upon the sale of our European Aerospace Group. Although at this time we have not committed to the sale of the group, we have received several bona-fide preliminary and final offers to purchase the group. If these offers approximate the final negotiated sales price for the group and we commit to the sale of the group, the offers indicate that we will incur an impairment loss related to goodwill and equipment of approximately $37 million. Consequently, we recorded an impairment loss related to our European Aerospace Group goodwill of $25 million for the quarter ended February 28, 2001, and an additional impairment loss of $12 million related to goodwill and equipment for the quarter ended May 31, 2001. We have also reviewed all other long-lived assets and have recorded impairment losses of approximately $1.0 million, $7.4 million and $3.4 million during the quarters ended November 30, 2000, February 28, 2001 and May 31, 2001, respectively.

On March 30, 2001, we announced that we put in place a plan to restructure our operations. In connection with the plan, our European Aerospace Group has been placed for sale, and we closed an unprofitable foundry in Tacoma, Washington. We have also downsized our U.S. Aerospace Group's Engineering & Fabrication Division by closing our fabrication facilities in Sedro-Woolley, Washington and we have sold substantially all of the assets related to the fabrication business. On June 1, 2001, subsequent to our fiscal year end, we completed the sale of substantially all of the assets of our U.S. Aerospace Group's Casting operation located in Entiat, Washington. We believe that these asset sales and closures or sales of business units will help to strengthen and support our core electronics, engineering and aerospace machining operations.

Results of Operations
----------------------

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

                                                                       Years Ended May 31,
                                             ------------------------------------------------------------------
                                                     1997                     1998                  1999
                                             -------------------        ---------------      ------------------
Net sales                                    $ 34,175      100.0 %      54,099    100.0      $ 107,366    100.0 %
Cost of sales                                  25,969       76.0        39,487     73.0         86,302     80.4
                                             -------------------        ---------------      ------------------
Gross profit                                    8,206       24.0        14,612     27,0         21,064     19.6
Operating expenses                              6,259       18.3         9,872     18.2         22,039     20.5
                                             -------------------        ---------------      ------------------
Income (loss) from operations                   1,947        5.7         4,740      8.8           (975)    (0.9)
Net interest expense                             (384)      (1.1)         (755)    (1.4)        (8,140)    (7.6)
Other income (expense)                            169        0.5          (853)    (1.6)        (6,393)    (6.0)
Extraordinary item                                  -          -             -        -              -        -
Income tax benefit (expense)                      (50)      (0.1)          482      0.9          2,639      2.5
                                             -------------------        ---------------      ------------------
Net income (loss)                            $  1,682        4.9 %       3,614      6.7      $ (12,869)    12.0 %
                                             ===================        ===============      ==================
 Adjusted EBITDA/(1)/                        $  3,305        9.7 %       6,944     12.8      $  10,669      9.9 %
                                             ===================        ===============      ==================

                                              -------------------          ----------------------
                                                      2000                          2001
                                              -------------------          ----------------------
Net sales                                     $ 112,694     100.0 %        $ 109,288        100.0 %
Cost of sales                                    92,063      81.7            101,048         92.5
                                              -------------------          ----------------------
Gross profit                                     20,631      18.3             8,240           7.5
Operating expenses                               24,533      21.8            67,201          61.5
                                              -------------------          ----------------------
Income (loss) from operations                    (3,902)     (3.5)          (58,961)        (54.0)
Net interest expense                             (9,862)     (8.8)          (10,012)         (9.2)
Other income (expense)                               33         -               201           0.2
Extraordinary item                                  703       0.6                 -             -
Income tax benefit (expense)                        (21)        -            (6,948)         (6.3
                                              -------------------          ----------------------
Net income (loss)                             $ (13,049)    (11.6)%        $(75,720)        (69.3)%
                                              ===================          ======================
 Adjusted EBITDA/(1)/                         $   9,004       8.0 %        $ (2,681)         (2.5)%
                                              ===================          ======================

/(1)/ "Adjusted EBITDA" represents income (loss) from operations plus depreciation, amortization, and non-cash asset impairment expense. Adjusted EBITDA should not be construed as) an alternative to (i) net income, as defined by generally accepted accounting principles, as an indicator of our operating performance or (ii) cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. We report Adjusted EBITDA because it is a cash flow capacity measure commonly used by financial institutions, including holders of our senior subordinated notes. Generally, we consider Adjusted EBITDA as a measure of cash flow capacity to fund interest expense, principal payments on debt, working capital needs and capital expenditures. This measure may not be comparable to similarly titled measures reported by other companies. The adequacy and historical trend of Adjusted EBITDA to support funding requirements is an indication to our management whether cash sources in addition to Adjusted EBITDA may be required to support ongoing operations.

Year Ended May 31, 2001 Compared to Year Ended May 31, 2000

Net Sales. Net sales decreased by $3.4 million, or 3.0%, to $109.3 million for fiscal 2001 from $112.7 million in fiscal 2000. The European Aerospace Group contributed $51.6 million, down $5.3 million from the $56.9 million contributed during the year ended May 31, 2000. Our customers in the European aerospace market have been initiating lean manufacturing methods and just-in-time inventory delivery requirements similar to those previously initiated by our customers in the U.S. aerospace market. These initiatives resulted in decreased orders for our European Aerospace Group. The European Aerospace Group is currently being offered for sale, although we have not committed to a formal plan of disposition. If the sale of European Aerospace Group is completed the net sales from this group will be substantially reduced during fiscal 2002 from fiscal 2001. If the sale is not completed, we expect this group's net sales volumes to remain flat or decrease slightly and for order backlog to decrease accordingly during fiscal 2002. The lowering of the exchange rate of the British pound sterling versus the U.S. dollar also contributed to lower net sales volumes from the European Aerospace Group during fiscal 2001 and may continue to do so during fiscal 2002. Had the average exchange rate for fiscal 2001 been equal to the average exchange rate for fiscal 2000, reported net sales for our European Aerospace Group would have been approximately $56.0 million, or $4.4 million higher than actual. The U.S. Aerospace Group contributed $29.1 million during the year ended

May 31, 2001, down $2.4 million from the $31.5 million contributed during the year ended May 31, 2000. The U.S. Aerospace Group's casting businesses experienced an unanticipated revenue decline ($3.7 million) during the year, due in large part to lower demand for heavy trucking products, which we believe was primarily a result of higher fuel costs and a cyclical downturn in the heavy trucking segment of the transportation market. This decrease in revenue was offset partially by increased revenue ($1.3 million) from telecommunications companies in our machining business. During fiscal 2001, we transitioned machining of telecommunications parts out of the U.S. Aerospace Group into the U.S. Electronics Group in order to process the orders more efficiently. However, due to the recent downturn in the telecommunications market, our orders for machined telecommunications parts have been cancelled or deferred by our customers. We believe that the demand for machined telecommunications parts should return late in our fiscal year 2002, but we do not expect this to have a significant impact on net sales during fiscal 2002. As of June 1, 2001, we completed the sale of substantially all of the assets of the U.S. Aerospace Group's Casting Division. We have also downsized and sold substantially all of the assets of the fabrication portion of the U.S. Aerospace Group's Engineering & Fabrication Division. Because of those sales and downsizing, we expect that net sales contributed by our U.S. Aerospace Group will be substantially lower in fiscal 2002 than in fiscal 2001. Our U.S. Electronics Group contributed $28.6 million to net sales during the year ended May 31, 2001, up $4.3 million from the $24.3 million contributed during the year ended May 31, 2000. This increase was attributable to additional sales by our U.S. Electronics Group's Filter Division ($0.5 million) of products for telecommunications systems, and sales of non-ruggedized flat panel displays by our U.S. Electronics Group's Display Division ($2.2 million). Our U.S. Electronics Group's Interconnect Division also increased net sales revenue ($1.6 million) related to our core sealing and materials technologies applied to electronic packaging. We currently expect the sales volume in our U.S. Electronics Group to increase during fiscal year 2002.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by sales for the year multiplied by 360 days, decreased to
62.9 days for the year ended May 31, 2001 from 67.8 days for the year ended May 31, 2000. This decrease was due to a concerted effort by operations management to increase collection efforts.

Gross Profit. Gross profit decreased by $12.4 million, or 60.0%, to $8.2 million for the year ended May 31, 2001, from $20.6 million for the year ended May 31, 2000. As a percentage of net sales, gross profit decreased to 7.5% for the year ended May 31, 2001, from 18.3% for the year ended May 31, 2000. The most significant gross margin decrease occurred in our U.S. Aerospace Group, which continues to under perform due to the lingering effects on our business of the downturn in the commercial aerospace industry and the drawn out cyclical downturn in the heavy trucking transportation industries. Gross margins for the U.S. Aerospace Group decreased from 6.7% during the year ended May 31, 2000 to negative 21.6% during the year ended May 31, 2001. Effective June 1, 2001, we completed the sale of substantially all of the assets of the U.S. Aerospace Group's Casting Division. We have also downsized and sold substantially all of the assets of the fabrication portion of the U.S. Aerospace Group's Engineering & Fabrication Division. We believe that these sales and downsizing should allow our U.S. Aerospace Group to realize positive gross margins in fiscal 2002 if current economic trends do not worsen. Gross margins decreased in our European Aerospace Group from 13.5% for the year ended May 31, 2000 to 11.1% for year ended May 31, 2001. This decrease was primarily due to pricing pressure from customers. We currently expect the gross margins for the European Aerospace Group to increase during fiscal 2002 due to lean manufacturing initiatives and cost containment measures. Gross margins decreased in our U.S. Electronics Group from 44.8% for the year ended May 31, 2000 to 30.8% for the year ended May 31, 2001. This decrease was due to a different product mix within the group, primarily an increased number of non-ruggedized flat panel displays, low power relays, and telecommunications parts, which had the effect of lowering overall gross margins in this group. We also had a $1.6 million inventory charge during the year related to the termination of a contract in our U.S. Electronic Group's Display Division. Without this charge, gross margins would have been 36.4%. We currently expect gross margins to increase within the U.S. Electronics Group during fiscal year 2002. Overall, we currently expect consolidated gross margins to increase during fiscal year 2002.

Inventory turnover, as calculated by dividing sales for the year by ending inventory, increased to 4.7 turns for the year ended May 31, 2001 from 4.0 turns for the year ended May 31, 2000. The increase was due to lower inventory levels. We currently expect that our inventory turns will continue to increase during fiscal year 2002.

Operating Expenses. Operating expenses increased by $42.7 million, to $67.2 million for the year ended May 31, 2001 from $24.5 million for the year ended May 31, 2000. The increase in operating expenses is primarily attributable to non-cash impairment charges totaling approximately $48.9 million. We review long-lived assets and identifiable intangibles for potential impairment of value whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. Based upon preliminary and final offers to purchase our European Aerospace Group, we recognized a $37.0 million charge to reduce the $33.0 million carrying value of goodwill and the $13.6 million carrying value of equipment associated with our European Aerospace Group, to net estimated realizable value, approximately $9.6 million. We are still in the process of selling the European Aerospace Group and hope to have the sale finalized during our first or second quarter of fiscal year 2002. We also recognized an impairment charge of $5.5 million to reduce the $6.4 million carrying value of property and equipment used at the Entiat, Washington location of our U.S. Aerospace Group's Casting Division to net realizable value, approximately $0.9 million. During the year ended May 31, 2001, we closed a facility located in Tacoma, Washington that was used by our U.S. Aerospace Group's Casting Division. We recognized a $0.8 million impairment charge to reduce the carrying value of the equipment located at the Tacoma location to zero, the estimated net realizable value. Also, included in operating expenses are non-cash charges of approximately $3.3 million to reduce the $3.5 million carrying value of goodwill and equipment used in the U.S. Aerospace Group's Engineering & Fabrication Division to estimated liquidation value, approximately $0.2 million. We completed the sale of substantially all of the assets used in the fabrication portion of the Engineering & Fabrication Division during the fourth quarter of fiscal year 2001. Within the U.S. Electronic Group's Display Division, we recognized a non-cash charge of approximately $0.6 million to reduce the $1.0 million of equipment used to produce low power relays to its net realizable value, approximately $0.4 million. The equipment, inventory, and intellectual property used to produce low power relays were sold during the fourth quarter of fiscal year 2001. Gross proceeds from the sale were $400,000 compared to a carrying amount of approximately $1.0 million. Operating expenses also include an approximately $320,000 non-cash charge for the loss on the sale of an unused building in Butler, New Jersey that was sold during December 2000. Net proceeds from the sale of the building were approximately $660,000, versus a carrying amount of approximately $980,000. During the fourth quarter of fiscal 2001 we completed our analysis of the value of certain other long-lived assets, including goodwill and patents. Based upon this analysis, we recognized additional impairment charges of approximately $1.0 million to reduce goodwill to estimated fair value, and approximately $0.3 million to reduce patents to estimated fair value. We will continue to analyze long-lived and identifiable intangible assets at the end of each future quarter to determine possible impairment charges. Although we do not believe it likely, our future evaluations could result in additional impairment charges and those charges could be material. At May 31, 2001, the reported value of long-lived assets, including property, plant and equipment, goodwill, and patents, was $27.8 million.

Without impairment charges during the respective years, operating expenses decreased by $0.9 million to $18.3 million for the year ended May 31, 2001 from $19.2 million for the year ended May 31, 2000. This decrease in operating expenses relates primarily to our cost reduction efforts.

Net Interest Expense.   Net interest expense increased $0.1 million to $10.0
million for the year ended May 31, 2001 from $9.9 million for the year ended May 31, 2000. This increase was primarily due to higher average line of credit balances for the first three quarters of the year plus the addition of our 18% senior secured notes and related loan costs during the fourth quarter of the year. The increase in interest from the above items was offset by lower average outstanding balance on our 11 1/4% senior subordinated notes during the year.
If our total outstanding senior secured and senior subordinated note balances do not decrease during fiscal year 2002, our interest expense for fiscal year 2002 will be substantially higher than the expense for fiscal year 2001.

Other Income (Expense). Other income (expense) represents non-recurring and non-operational income and expense for the period. Other income increased to $201,000 for the year ended May 31, 2001 from $33,000 for the year ended May 31, 2000. Other income in the current year primarily represents rental income and gain on the sale of certain assets.

Provision for Income Taxes. Income taxes for the year ended May 31, 2001 primarily represent charges to write off deferred tax assets, $4.9 million, to adjust deferred income tax assets to amounts determined more likely than not to be realizable in accordance with the guidelines set forth in FAS 109, Accounting
for Income Taxes.   In addition, due to a tax assessment in the U.K. related to interest remitted to Pacific Aerospace, a foreign parent, tax expense also
includes an accrual of approximately $1.7 million.   We expect income tax
expense in future periods to be minimal.

Net loss.   Net loss increased $62.7 million, to a net loss of $75.7 million for the year ended May 31, 2001 from a net loss of $13.0 million for the year ended May 31, 2000, primarily as a result of the factors discussed above.

Adjusted EBITDA.   Adjusted EBITDA decreased by $11.7 million to negative $2.7 million for the year ended May 31, 2001 from $9.0 million for the year ended May 31, 2000. The decrease in adjusted EBITDA was due primarily to negative adjusted EBITDA generated by the U.S. Aerospace Group, primarily the Engineering & Fabrication Division and the Casting Division. We have downsized and sold substantially all of the assets related to our Casting Division and the fabrication portion of the Engineering & Fabrication Division. Because of these sales and downsizing, we currently believe that adjusted EBITDA should improve during fiscal year 2002.

Year Ended May 31, 2000 Compared to Year Ended May 31, 1999

Net Sales. Net sales increased by $5.3 million, or 5.0%, to $112.7 million for fiscal 2000 from $107.4 million in fiscal 1999. The increase in revenue was primarily due to a full year of operations in our European Aerospace Group ( a $4.0 million increase) and the addition of our Engineering & Fabrication Division ( a $6.7 million increase), offset by reduced sales volume in our Machining Division ( a $7.1 million decrease). The Machining Division continues to be affected by decreases in production of certain aircraft models and inventory minimization initiatives at Boeing, the division's largest customer.

Gross Profit. Our gross profit for the year was 18.3%, compared to 19.6% in fiscal 1999. This decrease was primarily due to low sales volumes in our aerospace and transportation production facilities. These facilities traditionally have a high amount of fixed costs which, when coupled with low sales volumes cause the gross profit to decrease. Pricing pressure from customers has also lead to low overall gross profit in the aerospace and transportation markets.

Operating Expenses. Operating expenses increased $2.5 million, or 11.4%, to $24.5 million for fiscal 2000 from $22.0 million in fiscal 1999. This increase in operating expenses is primarily due to a full year of operations in our European Aerospace Group and the addition of our Engineering & Fabrication division. Operating expenses include non-cash charges related to the impairment of long-lived assets, primarily goodwill, of $5.3 million in fiscal 2000 and $4.7 million in fiscal 1999. We review long-lived assets and identifiable intangibles for potential impairment of value whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. During the fourth quarter of fiscal 2000, due to continuing losses and continued weakness in the commercial aerospace and transportation industries, our evaluation resulted in the realization of a $4.6 million impairment of goodwill and a $600,000 property impairment related to our U.S.
Aerospace Group.   We will continue to evaluate the assets in our U.S. Aerospace
Group on a quarterly basis until such time as the divisions in that group become consistently profitable. Our future evaluations could result in additional impairment charges for goodwill, property, and equipment values as well as carrying values of inventories.

Approximately $2.4 million of the $4.6 million goodwill impairment related directly to goodwill associated with the Nova-Tech Engineering acquisition, which was acquired by our Engineering & Fabrication Division on May 1, 2000. In April of 1999 we entered into an operating agreement with Nova-Tech Engineering, Inc. We provided consultation and assistance with operations, strategic planning, sales, customers and suppliers, products, employees, accounting and management. We also entered into two loan agreements with Nova-Tech under which we loaned $2.5 million to Nova-Tech for working capital. Periodically, from April 1999 until the acquisition date, May 1, 2000, we reviewed the collectibility of the amounts due from Nova-Tech. Based upon projections of future cash flows completed by us in February 2000, we determined that Nova-Tech would have sufficient future cash flows to repay the loan amounts due to us however, fees due to us under the operating agreement, $10,000 per month, were not going to be collectible. We did not record the income and related bad debt associated with the operating agreement fee, as we believed the amounts were immaterial. Also, based upon our cash flow projections completed in February of 2000, we terminated our original purchase agreement with Nova-Tech, which called for a purchase price of approximately $7.0 million. We renegotiated a purchase price for Nova-Tech of $50,000 plus forgiveness of the debt owed us. This new purchased price resulted in goodwill being recognized on the purchase of approximately $3.9 million. Subsequent to acquisition, during our budgeting process, we prepared a revised forecast based on our current assessment of Nova-Tech's future business prospects. This revised forecast took into consideration
recently cancelled and postponed projects.   The revised forecast estimated
future cash flows, undiscounted, of $3.8 million, significantly lower than what we had previously estimated future cash flows to be. Since this amount was less than our carrying amount of Nova-Tech goodwill, $3.9 million, an impairment was determined to exist. The revised forecast estimated the present value of future
cash flows to be $1.5 million.   Based upon this, we recognized an impairment
charge of $2.4 million to reduce the carrying value of Nova-Tech goodwill from approximately $3.9 million to approximately $1.5 million.

Net Interest Expense.   Net interest expense increased $1.7 million, or 21.0%,
to $9.9 million for fiscal 2000 from $8.1 million in fiscal 1999. This increase was primarily due to a full year of interest expense associated with our 11 1/4% senior subordinated debt, and higher average outstanding balances on our revolving lines of credit.

Other Income (Expense).   Other income (expense) represents non-recurring and
non-operational income and expense for the period. Other expense decreased $6.4 million from $6.4 million expense in fiscal 1999 to other income of $33,000 in fiscal 2000. Prior year other expense was primarily composed of a non-cash charge related to the write down of our investment in the shares of Orca Technologies, Inc. common stock.

Extraordinary Item. In March 2000, we exchanged an aggregate of $11.3 million in original principal amount of our 11 1/4% senior subordinated notes for a total of 2,902,806 shares of common stock. This exchange was accounted for as an early extinguishment of debt, and as such, a net of tax gain of $703,000 has been recorded in the accompanying financial statements as an extraordinary item.

Net Income. Net income decreased $180,000, to a net loss of $13.0 million for fiscal 2000 from a net loss of $12.9 million in 1999, primarily as a result of the factors discussed above.

Adjusted EBITDA. Adjusted EBITDA decreased by $1.7, or 15.9%, to $9.0 million for fiscal 2000 from $10.7 million in fiscal 1999. As a percentage of net sales, adjusted EBITDA decreased to 8.0% in fiscal 2000 from 9.9% in fiscal 1999. The decrease in adjusted EBITDA as a percentage of net sales during this period was primarily attributable to the decreased gross profit due to the decline in commercial aerospace and transportation net sales.

Year Ended May 31, 1999 Compared to Year Ended May 31, 1998

Net Sales. Net sales increased by $53.3 million, or 98.5%, to $107.4 million for fiscal 1999 from $54.1 million in fiscal 1998. The significant increase in net sales for fiscal 1999 from fiscal 1998 included a significant net sales contribution from our European Aerospace Group (a $52.8 million increase), increase in electronic products in aerospace, satellite and weapons systems (a $3.5 million increase), offset by a decrease in commercial aerospace and transportation net sales (a $3.0 million decrease). The commercial aerospace industry net sales decrease was primarily attributable to decreases in production of certain aircraft models and inventory minimization initiatives at Boeing.

We completed the acquisition of our European Aerospace Group in July 1998. This acquisition expanded our operations to the European aerospace and defense markets, as well as adding to our core competencies in casting and forming. Accordingly, net sales for fiscal 1999 also included ten months of operations of our European Aerospace Group, contributing $52.8 million in net sales.

Gross Profit. Gross profit increased by $6.5 million, or 44.5%, to $21.1 million for fiscal 1999 from $14.6 million in fiscal 1998. As a percentage of net sales, gross profit decreased to 19.6% in fiscal 1999 from 27.0% in fiscal 1998. This percentage decrease was primarily attributable to three factors. First, the addition of our European Aerospace Group caused consolidated average margins to be lower since casting segment gross profits have been historically lower, generally in the 18% to 22% range (gross profits on our European Aerospace Group's net sales for fiscal 1999 were 20%). Second, commercial aerospace net sales decreased during fiscal 1999; and third, we recorded approximately $2.2 million in adjustments to inventories, which reduced gross profits 2.1% for fiscal 1999.

Operating Expenses. Operating expenses increased by $12.1 million, or 122.2%, to $22.0 million for fiscal 1999 from $9.9 million in fiscal 1998. The acquisition of our European Aerospace Group added

$2.7 million, corporate operational costs added $2.5 million, $2.2 million was attributable to general cost increases in operating businesses, and $4.7 million was due to non-cash impairment of long-lived assets, primarily goodwill.

Net Interest Expense.   Net interest expense increased $7.4 million, or 980%, to
$8.1 million for fiscal 1999 from $755,000 in fiscal 1998. This increase was primarily due to our financing of the Aeromet acquisition of our European Aerospace Group in July 1998 with the issuance of $75.0 million of 11 1/4% senior subordinated notes (a $7.7 million increase in interest expense and the associated amortization of issuance costs).

Other Income (Expense).   Other income (expense) represents non-recurring and
non-operational income and expense for the period. Other expense increased to $6.4 million in fiscal 1999 from $853,000 in fiscal 1998. This increase of $5.5 million was due principally to a $7.8 million write down of our investment in shares of Orca Technologies, Inc. common stock.

Net Income.   Net income decreased $16.5 million, to a $12.9 million loss for fiscal 1999 from a $3.6 million profit in 1998, primarily as a result of the factors discussed above.

Adjusted EBITDA. Adjusted EBITDA increased by $3.7, or 53.6%, to $10.7 million for fiscal 1999 from $6.9 million in fiscal 1998. As a percentage of net sales, adjusted EBITDA decreased to 9.9% in fiscal 1999 from 12.8% in fiscal 1998. The decrease in adjusted EBITDA as a percentage of net sales during this period was primarily attributable to $2.2 million in adjustments to inventories recorded during the year and the decreased gross profit due to the decline in commercial aerospace net sales.

Liquidity and Capital Resources
-------------------------------

Cash used in operating activities was $1.6 million for the year ended May 31, 2001, compared to cash used in operating activities of $5.2 million for the year ended May 31, 2000. The change in cash used in operating activities was primarily a result of decreasing accounts receivable and inventory balances and increasing accounts payable and accrued liability balances. Our success as a company will depend heavily on our ability to generate cash from operating activities in the future. We can offer no assurance that we will achieve profitable operations or that any profitable operations will be sustained. We are continuing to focus on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives have been completed, such as the closure of our Sedro-Woolley fabrication operations and the sale of our U.S. casting operations, both of which provided negative cash flow from operating activities. Other initiatives include, but are not limited to, staff reductions, selling of excess inventory, and general and administrative cost controls. We continue to reduce staffing at our operating units to better match revenue levels, and we have significantly reduced staff at our corporate headquarters to reduce indirect overhead costs. We are attempting to sublease all or portions of unused facility space. If we are not successful in increasing cash provided by operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside of the ordinary course of business in order to meet our obligations. There is no assurance that we will be able to sell additional equity securities or that we will be able to sell assets outside the ordinary course of business for amounts in excess of book value. In that situation, our inability to obtain sufficient cash if and when needed could have a material adverse effect on our financial position, the results of our operations, and our ability to continue as a going concern.

Our existing cash and credit facilities will not be sufficient to meet our obligations as they become due. Consequently, we will need to obtain additional cash. Our actual cash needs will depend primarily on the amount of cash generated from or used by operations and financing activities. We cannot predict accurately the amount or timing of our future cash needs. We did not make a semi-annual interest payment of approximately $3.6 million on our 11 1/4% senior subordinated note that was due on August 1, 2001, and we will not be able to make that payment before expiration of the 30-day grace period that expires on August 31, 2001. As a result, we expect an event of default to occur under those notes. Such an event of default would also cause events of default under certain of our other debt instruments, including our 18% senior secured loan. In addition, we may currently be in default under our 18% senior secured loan for failure to make the August 1, 2001 interest payment on our 11 1/4% senior subordinated notes. To date, our secured lenders have not exercised any remedies with respect to any possible default, but we can provide no assurance that they would not exercise their remedies as a result of any default. Possible remedies include acceleration of the due dates of our debt. We are currently in negotiations with the holders of approximately 98% of our 11 1/4% senior subordinated notes regarding a possible restructuring of the Company's debt and equity structure. We did not make our February 1, 2001 interest payment on those notes until March 2, 2001, which was one day before expiration of the 30-day grace period. We made the interest payment from the proceeds of an approximately $13.8 million senior secured loan that closed on March 1, 2001. The March 1, 2001 loan bears interest at 18% per annum, payable quarterly. To date, we have made interest payments on the 18% senior secured loan on time. We have the option to defer and accrue a portion of the quarterly interest payments, up to 1 1/4% per quarter, for up to a year at the time of any interest payment. We exercised this right for our interest payments made in March and June 2001. We do not currently have sufficient cash to make the September 30, 2001 interest payment on our 18% senior secured loan, and we will need to raise additional cash to make that payment. We have been notified by one of our secured lenders that we are not in compliance with certain covenants of loans that are secured by a deed of trust on our headquarters building and other assets. The lender has, to date, agreed not to exercise its remedies, but we can offer no assurance that the lender will continue to forbear until we can regain compliance with those covenants, if at all. We need to raise additional cash to make future payments on our debt and to fund our operations. If we are unable to obtain sufficient cash when needed to fund our operations, to make our loan payments, and to pay our other obligations when due, we may be forced to seek protection from creditors under the bankruptcy laws.

Cash used in investing activities decreased from $7.7 million for the year ended May 31, 2000 to $1.5 million during the year ended May 31, 2001. In fiscal year 2001 we made cash investments for the acquisition of equipment of $3.7 million offset by $2.3 million of cash from the sale of assets, primarily an unused building and unused vacant land. We expect to reduce the amount of capital expenditures in fiscal year 2002 and we do not expect to acquire any new businesses during fiscal year 2002.

Cash generated from financing activities decreased from $6.8 million during the year ended May 31, 2000 to $5.3 million during the year ended May 31, 2001. Financing activities during fiscal 2001 included net proceeds from the issuance of common stock and warrants, $1.9 million, and borrowing under our 18% senior secured notes of approximately $13.8 million. Approximately, $9.3 million of the 18% senior secured notes was used to directly refinance certain short-term obligations, including our bank line of credit and accrued interest on our 11 1/4% senior subordinated notes.

At May 31, 2000, our primary banking relationships included a revolving line of credit of up to $6.3 million in the U.S. and a revolving line of credit of up to approximately $5.0 million ((Pounds)3.5 million) in the U.K. Both of these credit facilities have been replaced with a senior secured term loan of $13.8 million from four institutional lenders. The loan bears interest at 18% per annum, payable quarterly, and has a two-year term. We have the right to defer and accrue a portion of the interest on the loan, up to 1 1/4% per quarter, for up to a year at the time of any interest payment. The loan is secured by our assets, the assets of our United States subsidiaries, and other intangibles. This senior secured loan is a term loan rather than a revolving loan. As a result, if we make payments of principal before the loan's maturity, additional loan proceeds will not become available, and the loan will not provide an additional source of cash to fund our operations or to meet our obligations as they become due.

Our working capital as of May 31, 2001 and May 31, 2000 was $25.0 million and
$29.2 million, respectively.    The decrease in working capital was primarily
caused by continued losses, increasing accounts payable and accrued liability balances, and decreasing accounts receivable and inventory balances. The working capital decrease was partially offset by the refinancing of certain short-term obligations, our line of credit, and accrued interest on our 11 1/4% senior subordinated notes, with our 18% senior secured loan, which is long-term debt. If we are not able to increase our cash from operations, increase net income, and secure additional long-term financing or sell additional equity, our working capital will decline during fiscal year 2002.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our independent auditors in their report accompanying our audited consolidated financial statements stated that we have suffered recurring losses from operations which raise substantial doubt about our ability to continue as a going concern. The independent auditors' report for fiscal year 2001 is a disclaimer of opinion. Our consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If we are not sufficiently successful in generating cash from operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside the ordinary course of business. If we need to dispose of assets outside of the ordinary course of business to generate cash, we may not be able to realize the carrying value of those assets upon liquidation. If we are unable to generate the necessary cash, we could be unable to continue operations.

The functional currency of our European Aerospace Group is the British pound sterling. We translate the activity of our European Aerospace Group into U.S. dollars on a monthly basis. The balance sheet of the European Aerospace Group is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statement of operations and statement of cash flows we use the average exchange rate for the period. The value of our assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. During the year ended May 31, 2001, the foreign currency translation adjustment was negative $2.9 million. We have not entered into any hedging activity as of May 31, 2001.

Significant Events
------------------

Equity Financing - Sale of Common Stock

In July 2000, we closed the first of two proposed installments of a $3.5 million private placement of common stock to two accredited investors. On that date, we issued 1,142,860 shares of common stock and certain adjustable, vesting, and closing warrants to purchase additional shares to the investors for a gross amount of $2.0 million. We filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the shares of common stock issued at closing and issuable upon exercise of closing warrants (the "Registration Statement"). If the Registration Statement had become effective within 60 days after the first closing a second closing would have occurred and the investors would have paid an additional $1.5 million and received 857,140 additional shares of common stock. However, the Registration Statement did not become effective within 60 days of the first closing and consequently the second installment did not close. The adjustable warrants permitted the investors to acquire additional shares of common stock at an exercise price of $.001 per share if the market price of our common stock did not achieve and maintain a specific price during each of the three vesting periods. In February 2001, we negotiated an amendment to the adjustable warrants, which replaced the variable amount of shares to be acquired with a fixed number of shares, and the investors exercised the adjustable warrants in full, as so amended, for the exercise price of $.001 per share. As a result of the exercise, we delivered to the investors a total of 4,190,486 shares of common stock. We filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the common stock so issued. We believe that all but 77 of these shares were resold into the public market. The vesting warrants issued under the transaction expired unexercised during February 2001. The closing warrants that entitle the investors to purchase an additional 385,000 shares of our common stock at an exercise price of $2.01 per share remain unexercised and outstanding. The closing warrants expire in July 2003. We paid a commission to the placement agent comprised of $80,000 in cash and warrants to purchase 79,150 shares of common stock at $1.7688 per share.

Sales of Assets

During our third quarter ended February 28, 2001, we sold our building in Butler, New Jersey that was previously used as a manufacturing site by our Interconnect Division. Net proceeds from the sale of the building were approximately $660,000, versus a carrying amount of approximately $980,000, and we recorded the resultant loss of $320,000 as an operating expense in our consolidated financial statements. We also sold a parcel of land located near our Wenatchee campus. The selling price and carrying value of the land and improvements were both approximately $930,000. During our fourth quarter ended May 31, 2001, we sold substantially all of the assets used in the fabrication portion of our U.S. Aerospace's Group's Engineering & Fabrication Division. The selling price of the assets was approximately $250,000. Within the U.S. Electronic Group's Display Division we sold the equipment, inventory, and intellectual property used to produce low power relays during the fourth quarter of fiscal year 2001. Gross proceeds from the sale were $400,000.

Potential Sale of the European Aerospace Group

On October 31, 2000, we announced our intention to sell our European Aerospace Group in order to reduce our outstanding 11 1/4% senior subordinated notes. As of May 31, 2001, we had approximately $64 million in principal amount of 11 1/4% senior subordinated notes outstanding. Because we are in the process of seeking buyers for our European Aerospace Group, we do not know whether we will be successful in selling that group and, if successful, we do not know the amount of net proceeds that would be available to reduce our 11 1/4% senior subordinated notes or our approximately $13.7 million of 18% senior secured notes. We are required to pay our senior secured lenders at least $7.5 million upon the sale of our European Aerospace Group. Although at this time we have not committed to the sale of the group, we have received several bona-fide preliminary and final offers to purchase the group. If these offers approximate the final negotiated sales price for the group and we commit to the sale of the group, the offers indicate that we will incur an impairment loss related to goodwill and equipment of approximately $37 million. Consequently, we recorded an impairment loss related to our European Aerospace Group goodwill of $25 million for the quarter ended February 28, 2001, and an additional impairment loss of $12 million related to goodwill and equipment for the quarter ended May 31, 2001. We are still in the process of selling the European Aerospace Group and hope to have the sale finalized during our first or second quarter of fiscal year 2002.

18% Senior Secured Loan

On March 1, 2001, we borrowed approximately $13.8 million from four institutional lenders. The loan bears interest at 18% per annum, payable quarterly, and has a two-year term. We have the right to defer and accrue a portion of the interest on the loan, up to 1 1/4% per quarter, for up to a year at the time of any interest payment. We exercised this right for our interest payments made in March and June 2001. The loan is secured by our assets, the assets of our U.S. subsidiaries, the common stock of all our operating subsidiaries, and other intangibles. We have used approximately $9.5 million of the proceeds from the loan to repay our revolving line of credit in the U.S. and to pay the interest payment on our 11 1/4% senior subordinated notes that was due on February 1, 2001. The remaining portion of the proceeds from the secured loans has been used to repay other indebtedness, to pay the costs related to the loan transaction, and for general corporate purposes. In connection with the secured loan, we issued warrants to purchase an aggregate of 4,036,978 shares of our common stock at an exercise price of $.001 per share to the lenders. The value of these warrants using the Black Scholes valuation model is $1.6 million at March 1, 2001, and is being amortized over the life of the loan using the straight line method of amortization, as interest expense. In addition, we paid a commission of approximately $415,000 to the placement agent that represented us in the transaction, and we issued warrants to purchase up to 692,074 shares of our common stock to the placement agent, at an exercise price of $.4062 per share. The value of the placement agent's warrants using the Black Scholes valuation model is $250,000 and is being amortized over the life of the loan using the straight line method of amortization, as interest expense.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. We will adopt the provision of SFAS No. 133 in the first quarter of fiscal year 2002. We do not expect that the adoption of SFAS No. 133 will have a material impact on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method no longer is permitted, although poolings initiated prior to June 30, 2001 are grandfathered. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that intangible assets with indefinite lives and goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of intangible assets with indefinite lives and goodwill ceases upon adoption of the Statement, which the Company must adopt by June 1, 2002. Early adoption at June 1, 2001, is allowed. SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for certain intangible assets and goodwill.
After transition, the impairment tests are to be performed annually. As of May 31, 2001, the Company had unamortized costs in excess of book value of acquired subsidiaries of $351,000 and patents of $735,000, which will be subject to the transition provisions of SFAS No. 141 and 142. We do not expect that the adoption of SFAS No. 141 and 142 will have a material impact on our consolidated financial statements.

Subsequent Event
----------------

Effective June 1, 2001, we sold substantially all of the assets of the U.S. Aerospace Group's Casting Division location in Entiat, Washington to two newly formed limited liability companies owned by a private company. The purchase price was approximately $4.6 million, which consisted of approximately $1.5 million in cash (including $160,000 to be paid into escrow by the purchasers within 120 days after closing and held for possible post-closing adjustments), a $1.0 million long-term note payable to Pacific Aerospace, units in the newly created limited liability companies valued by the parties at $1.0 million, and the assumption of $1.1 million in liabilities. We used the cash proceeds to retire certain long-term debt related to the Entiat assets and to pay closing costs related to the transaction. The long-term note bears interest at 7% and is payable in quarterly installments, interest only for the first year and then principal and interest for five additional years. Due to the uncertainties of payment under this note, we have fully reserved against it as of the closing date and it is not shown as an asset on our balance sheet. The units in the newly created limited liability companies have certain preferential rights, including an accumulating preferred return equal to 5% of the par value of then outstanding units and put rights subject to certain restrictions and limitations. Due to the inability to accurately estimate the fair market value of the units, and the uncertainty surrounding any such value, we have assigned no value to the units for financial statement purposes.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily
debt obligations issued at a fixed rate and variable rates.   Our fixed-rate
debt obligations are generally not callable until maturity and therefore market fluctuations in interest rates will not affect our earnings for the period. Our variable rate debt obligations represent approximately 2% of our total debt obligations. Based upon these facts, we do not consider the market risk exposure for interest rates to be material. The fair value of such instruments approximates their face value, except for our 11 1/4% senior subordinated notes, which as of May 31, 2001, we believe were trading on the open market for approximately 50% of face value.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in foreign currencies. Since approximately 47% of our transactions are conducted in foreign currency, the exchange rate risk could be material. During fiscal years 1999, 2000 and 2001, the foreign currency translation adjustments were losses of $1.1 million, $5.1 million and $2.9 million, net of tax, respectively. We have not entered into any hedging activity as of May 31, 2001.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At May 31, 2001, we had purchase commitments for raw materials aggregating approximately $1.7 million. This amount relates to a titanium supply agreement with a fixed price. This commitment at May 31, 2001 represented less than 2% of our consolidated cost of goods sold for fiscal 2001.

ITEM 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Pacific Aerospace & Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Pacific Aerospace & Electronics, Inc. as of May 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-period ended May 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements based on the results of our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our report.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Aerospace & Electronics, Inc. as of May 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2000 and 2001 consolidated financial statements have been prepared assuming that Pacific Aerospace & Electronics, Inc. will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency at May 31, 2001, which raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the significance of the uncertainty discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying 2001 consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
July 27, 2001

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                             May 31, 2000 and 2001

                                            Assets                                    2000         2001
                                                                                -------------  ------------
Current assets:
     Cash and cash equivalents                                                  $   2,154,000     4,095,000
     Accounts receivable, net of allowance for doubtful accounts, sales
        returns and allowances of $619,000 in 2000 and $451,000 in 2001            21,210,000    19,101,000
     Inventories                                                                   27,849,000    22,994,000
     Deferred income taxes                                                            872,000       115,000
     Prepaid expenses and other                                                     1,668,000       666,000
                                                                                -------------  ------------
                    Total current assets                                           53,753,000    46,971,000
                                                                                -------------  ------------
Property, plant and equipment, net                                                 44,076,000    26,754,000
                                                                                -------------  ------------
Other assets:
     Costs in excess of net book value of acquired subsidiaries, net of
        accumulated amortization of $2,659,000 in 2000 and $202,000 in 2001        38,291,000       351,000
     Patents, net of accumulated amortization of $509,000 in 2000
        and $428,000 in 2001                                                        1,158,000       735,000
     Deferred financing costs, net of accumulated amortization of
        $1,433,000 in 2000 and $2,477,000 in 2001                                   3,597,000     5,597,000
     Deferred income taxes                                                          2,303,000            --
     Other                                                                            404,000       408,000
                                                                                -------------  ------------
                    Total other assets                                             45,753,000     7,091,000
                                                                                -------------  ------------
                                                                                $ 143,582,000    80,816,000
                                                                                =============  ============

                        Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable                                                           $  10,630,000    12,639,000
     Accrued liabilities                                                            4,589,000     5,209,000
     Accrued interest                                                               2,372,000     2,831,000
     Current portion of long-term debt                                              1,098,000       929,000
     Current portion of capital lease obligations                                     504,000       329,000
     Line of credit                                                                 5,379,000            --
                                                                                -------------  ------------
                    Total current liabilities                                      24,572,000    21,937,000
Long-term liabilities:
     Long-term debt, net of current portion                                         4,161,000    16,969,000
     Capital lease obligations, net of current portion                              1,065,000     1,005,000
     Senior subordinated notes payable                                             63,700,000    63,700,000
     Deferred income taxes                                                                 --     2,077,000
     Deferred rent and other                                                          316,000       242,000
                                                                                -------------  ------------
                    Total liabilities                                              93,814,000   105,930,000
                                                                                -------------  ------------
Stockholders' equity (deficit):
     Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 34,529 and no shares issued and outstanding at May 31, 2000
        and 2001, respectively                                                             --            --
     Common stock, $0.001 par value, 100,000,000 shares authorized,
        30,283,621 and 38,833,151 shares  issued and outstanding at
        May 31, 2000 and 2001, respectively                                            30,000        39,000
     Additional paid-in capital                                                    83,173,000    86,917,000
     Accumulated other comprehensive loss                                          (6,250,000)   (9,165,000)
     Accumulated deficit                                                           27,185,000) (102,905,000)
                                                                                -------------- ------------
                    Total stockholders' equity (deficit)                           49,768,000   (25,114,000)
Commitments, contingencies and subsequent event                                            --            --
                                                                                -------------- ------------
                                                                                $ 143,582,000    80,816,000
                                                                                ============== ============

See accompanying notes to consolidated financial statements.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Loss

                    Years ended May 31, 1999, 2000 and 2001

                                                                     1999               2000              2001
                                                              ---------------      -------------     --------------
Net sales                                                     $   107,366,000        112,694,000         109,288,000
Cost of sales                                                      86,302,000         92,063,000         101,048,000
                                                              ---------------      -------------    ----------------
                    Gross profit                                   21,064,000         20,631,000           8,240,000

Operating expenses                                                 22,039,000         24,533,000          67,201,000
                                                              ---------------      -------------    ----------------
                    Loss from operations                             (975,000)        (3,902,000)        (58,961,000)
                                                              ---------------      -------------    ----------------
Other income (expense):
     Interest income                                                  532,000             97,000              15,000
     Interest expense                                              (8,672,000)        (9,959,000)        (10,027,000)
     Other                                                         (6,393,000)            33,000             201,000
                                                              ---------------      -------------    ----------------
                    Total other expense                           (14,533,000)        (9,829,000)         (9,811,000)
                                                              ---------------      -------------    ----------------
                    Loss before income tax benefit (expense)
                        and extraordinary item                    (15,508,000)       (13,731,000)        (68,772,000)
Income tax benefit (expense)                                        2,639,000            (21,000)         (6,948,000)
                                                              ---------------      -------------    ----------------
                    Loss before extraordinary item                (12,869,000)       (13,752,000)        (75,720,000)

Extraordinary item, net of tax of $362,000                                 --            703,000                  --
                                                              ---------------      -------------    ----------------
                    Net loss                                      (12,869,000)       (13,049,000)        (75,720,000)
Other comprehensive loss:
     Foreign currency translation                                  (1,727,000)        (4,523,000)         (2,915,000)
     Income tax benefit (expense)                                     587,000           (587,000)                 --
     Valuation of available for sale securities                       436,000                 --                  --
                                                              ---------------      -------------    ----------------
                    Total other comprehensive loss                   (704,000)        (5,110,000)         (2,915,000)
                                                              ---------------      -------------    ----------------
                    Comprehensive loss                        $   (13,573,000)       (18,159,000)        (78,635,000)
                                                              ===============      =============    ================
Net loss per share:
     Basic                                                    $         (0.74)             (0.59)              (2.15)
     Diluted                                                            (0.74)             (0.59)              (2.15)

Shares used in computation of net loss per share:
        Basic                                                      17,359,491          21,955,473         35,283,347
        Diluted                                                    17,359,491          21,955,473         35,283,347


See accompanying notes to consolidated financial statements.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)

                    Years ended May 31, 1999, 2000 and 2001

                                                             Series B
                                                   convertible preferred stock             Common stock            Additional
                                                  -----------------------------     ---------------------------      paid-in
                                                    Shares             Amount         Shares           Amount        capital
                                                  ----------         ----------     ----------       ----------    -----------
Balance at May 31, 1998                              100,000         $       --     15,395,723       $   15,000     57,830,000

Issuance of preferred stock,
   net of issuance costs of $370,000                  70,000                 --             --               --      6,630,000
Issuance of common stock for services                     --                 --        590,000            1,000      1,769,000
Cancellation of warrants                                  --                 --             --               --       (360,000)
Valuation of available for sale securities                --                 --             --               --             --
Foreign currency translation adjustment,
   net of tax effect of $587,000                          --                 --             --               --             --
Issuance of common stock on
   conversion of Series B preferred stock             (8,965)                --        545,114               --             --
Issuance of common stock under
   employee stock purchase plan,
   net of related expenses of $4,000                      --                 --         41,942               --         72,000
Sale of common stock for cash, net of
   issuance costs of $344,000                             --                 --      2,585,000            3,000      4,823,000
Common shares redeemed in
   connection with a prior acquisition                    --                 --       (225,000)              --     (1,488,000)
Net loss                                                  --                 --             --               --             --
                                                  ----------         ----------     ----------       ----------    -----------

Balance at May 31, 1999                              161,035                 --     18,932,779           39,000     69,276,000

Issuance of common stock under
   employee stock purchase plan, net of
   related expenses of $12,000                            --                 --        142,696               --        163,000
Sale of common stock for cash, net of
   issuance costs of $788,000                             --                 --      1,598,000            1,000      4,005,000
Issuance of warrants                                      --                 --             --               --         60,000
Exercise of warrants for cash, net                        --                 --         25,000               --         86,000
Issuance of common stock in exchange
   for senior subordinated notes                          --                 --      2,902,806            3,000      9,650,000
Issuance of common stock on
   conversion of Series B
   preferred stock, net of
   issuance costs of $60,000                        (126,506)                --      6,682,340            7,000        (67,000)
Foreign currency translation
   adjustment, net of
   tax effect of $587,000                                 --                 --             --               --             --
Net loss                                                  --                 --             --               --             --
                                                  ----------         ----------     ----------       ----------    -----------

Balance at May 31, 2000                               34,529                 --     30,283,621           30,000     83,173,000

Issuance of common stock under
   employee stock purchase plan,
   net of related expenses of $10,000                     --                 --        407,090            1,000        167,000
Issuance of common stock on
   conversion of Series B preferred
   stock, net of issuance costs
   of $18,000                                        (34,529)                --      2,809,094            3,000        (21,000)
Sale of common stock and
   warrants for cash, net of
   issuance costs of $173,000                             --                 --      1,142,860            1,000      1,712,000
Exercise of warrants for cash, net                        --                 --      4,190,486            4,000             --
Issuance of warrants                                      --                 --             --               --      1,886,000
Foreign currency translation                              --                 --             --               --             --
   adjustment
Net loss                                                  --                 --             --               --             --
                                                  ----------         ----------     ----------       ----------    -----------
Balance at May 31, 2001                                   --         $       --     38,833,151       $   39,000     86,917,000
                                                  ==========         ==========     ==========       ==========    ===========

                                                    Accumulated                           Total
                                                       other                          stockholders'
                                                   comprehensive     Accumulated         equity
                                                       loss            deficit          (deficit)
                                                   -------------     ------------     -------------
Balance at May 31, 1998                                 (436,000)      (1,267,000)       56,142,000

Issuance of preferred stock,
   net of issuance costs of $370,000                          --               --         6,630,000
Issuance of common stock for services                         --               --         1,770,000
Cancellation of warrants                                      --               --          (360,000)
Valuation of available for sale securities               436,000               --           436,000
Foreign currency translation adjustment,
   net of tax effect of $587,000                      (1,140,000)              --        (1,140,000)
Issuance of common stock on
   conversion of Series B preferred stock                     --               --                --
Issuance of common stock under
   employee stock purchase plan,
   net of related expenses of $4,000                          --               --            72,000
Sale of common stock for cash, net of
   issuance costs of $344,000                                 --               --         4,826,000
Common shares redeemed in
   connection with a prior acquisition                        --               --        (1,488,000)
Net loss                                                      --      (12,869,000)      (12,869,000)
                                                   -------------     ------------     -------------

Balance at May 31, 1999                               (1,140,000)     (14,136,000)       54,019,000

Issuance of common stock under
   employee stock purchase plan, net of
   related expenses of $12,000                                --               --           163,000
Sale of common stock for cash, net of
   issuance costs of $788,000                                 --               --         4,006,000
Issuance of warrants                                          --               --            60,000
Exercise of warrants for cash, net                            --               --            86,000
Issuance of common stock in exchange
   for senior subordinated notes                              --               --         9,653,000
Issuance of common stock on
   conversion of Series B
   preferred stock, net of
   issuance costs of $60,000                                  --               --           (60,000)
Foreign currency translation
   adjustment, net of
   tax effect of $587,000                             (5,110,000)              --        (5,110,000)
Net loss                                                      --      (13,049,000)      (13,049,000)
                                                   -------------     ------------     -------------

Balance at May 31, 2000                               (6,250,000)     (27,185,000)       49,768,000

Issuance of common stock under
   employee stock purchase plan,
   net of related expenses of $10,000                         --               --           168,000
Issuance of common stock on
   conversion of Series B preferred
   stock, net of issuance costs
   of $18,000                                                 --               --           (18,000)
Sale of common stock and
   warrants for cash, net of
   issuance costs of $173,000                                 --               --         1,713,000
Exercise of warrants for cash, net                            --               --             4,000
Issuance of warrants                                          --               --         1,886,000
Foreign currency translation                          (2,915,000)              --        (2,915,000)
   adjustment
Net loss                                                      --      (75,720,000)      (75,720,000)
                                                   -------------     ------------     -------------

Balance at May 31, 2001                               (9,165,000)    (102,905,000)      (25,114,000)
                                                   =============     ============     =============

See accompanying notes to consolidated financial statements.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Years ended May 31, 1999, 2000 and 2001

                                                                                 1999           2000           2001
                                                                            -------------  ------------  --------------
Cash flow from operating activities:
     Net loss                                                               $ (12,869,000)  (13,049,000)    (75,720,000)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                        6,705,000     7,741,000       7,334,000
           Allowance on note receivable and guarantees                          2,884,000            --              --
           Impairment of certain long lived assets                              3,275,000     5,304,000      48,946,000
           Writedown of inventories                                             2,208,000            --       1,600,000
           Realized loss on investment                                          4,943,000        19,000              --
           Gain on early extinguishment of debt                                        --      (703,000)             --
           Other nonoperating (income) expenses                                   750,000        (8,000)       (144,000)
           Income tax (benefit) expense                                        (4,287,000)      151,000       5,844,000
           Changes in operating assets and liabilities:
              Accounts receivable                                                (121,000)    3,250,000       1,661,000
              Inventories                                                         543,000    (3,072,000)      2,445,000
              Prepaid expenses and other current assets                          (421,000)     (137,000)       (347,000)
              Other assets                                                      1,077,000    (2,307,000)       (114,000)
              Accounts payable, accrued liabilities and other liabilities      (5,059,000)   (2,396,000)      6,895,000
                                                                            -------------  ------------  --------------
                    Net cash used in operating activities                        (372,000)   (5,207,000)     (1,600,000)
                                                                            -------------  ------------  --------------

Cash flow from investing activities:
     Acquisition of property, plant and equipment                              (8,040,000)   (4,867,000)     (3,710,000)
     Acquisition of subsidiaries                                              (69,752,000)   (1,350,000)             --
     Proceeds from sale of property, plant and equipment                               --            --       2,254,000
     Issuance of notes receivable                                              (1,458,000)   (1,505,000)             --
     Other changes, net                                                           (24,000)       49,000         (20,000)
                                                                            -------------  ------------  --------------
                    Net cash used in investing activities                     (79,274,000)   (7,673,000)     (1,476,000)
                                                                            -------------  ------------  --------------
Cash flow from financing activities:
     Net borrowings (repayments) under line of credit                          (1,511,000)    5,218,000         319,000
     Proceeds from long-term debt                                              72,160,000            --       4,802,000
     Payments on long-term debt and capital leases                             (5,752,000)   (2,603,000)     (1,698,000)
     Proceeds from sale of common stock and warrants, net                       4,898,000     4,169,000       1,863,000
     Proceeds from sale of preferred stock, net                                 6,630,000       (60,000)             --
     Proceeds from exercise of warrants                                                --        86,000           4,000
     Other changes, net                                                                --        24,000              --
                                                                            -------------  ------------  --------------
                 Net cash provided by financing activities                     76,425,000     6,834,000       5,290,000
                                                                            -------------  ------------  --------------
                 Net increase (decrease) in cash and cash equivalents          (3,221,000)   (6,046,000)      2,214,000

Effect of exchange rates on cash                                                 (106,000)       66,000        (273,000)

Cash and cash equivalents at beginning of year                                 11,461,000     8,134,000       2,154,000
                                                                            -------------  ------------  --------------
Cash and cash equivalents at end of year                                    $   8,134,000     2,154,000       4,095,000
                                                                            =============  ============  ==============

Supplemental cash flow: Cash paid during the year for:
        Interest                                                            $   5,296,000     9,563,000       8,524,000
        Income taxes                                                              411,000     2,232,000         295,000
Acquisition of subsidiaries:
     Fair value of assets acquired and resulting goodwill, excluding cash      86,593,000     9,801,000              --
     Liabilities assumed                                                       16,811,000     5,814,000              --
Noncash investing and financing activities:
     Seller financed acquisition of property, plant and equipment                 241,000            --              --
     Conversion of notes and accrued interest to common stock                          --    11,457,000              --
     Short-term obligations refinanced with long-term debt                             --            --       9,306,000
     Reclassification of property, plant and equipment to other assets          1,217,000            --              --
     Issuance of warrants in connection with debt                                      --            --       1,886,000

See accompanying notes to consolidated financial statements.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

(1)    Description of Business and Basis of Presentation

       (a)    Description of Business

              Pacific Aerospace & Electronics, Inc., headquartered in Wenatchee, Washington, is an international engineering and manufacturing company which develops, manufactures and markets high performance electronic and metal components and assemblies for the aerospace, defense, electronics, medical, energy, telecommunications, and transportation industries. The consolidated financial statements include the accounts of Pacific Aerospace & Electronics, Inc. and its wholly owned subsidiaries (collectively, the "Company").


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

              Certain 1999 and 2000 amounts have been reclassified to conform with the 2001 presentation.


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


       (c)    Property, Plant and Equipment

              Property, plant and equipment are stated at cost or fair market value of the underlying assets. Property, plant and equipment under capital leases are stated at the lower of the fair market value of the assets or the present value of minimum lease payments at the inception of the leases.

              Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the owned assets ranging from 3 years for certain machinery and equipment to 40 years for certain buildings. Property, plant and equipment held under capital leases are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms, ranging from 7 to 10 years.

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

              Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is reflected in other income or expense.

       (d)    Intangible Assets

              Costs in excess of net book value of acquired subsidiaries are amortized using the straight-line method over a period ranging from 10 to 40 years from the date of acquisition.

              Patents are amortized using the straight-line method over the estimated useful lives of the patents ranging from 10 to 17 years.

              Deferred financing costs were incurred in connection with certain debt instruments and are being amortized using the straight-line method over life of the related debt instruments, currently ranging from 2 to 15 years.

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

       (f)    Revenue Recognition

              Revenue is primarily recognized when products are shipped to customers and when services are performed. In certain instances the Company recognizes revenues from long-term, fixed-price contracts on the percentage of completion method measured by job progress. Contract costs for long-term contracts include all direct material and labor costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. When formal customer approval is necessary, the Company defers revenue recognition until such approval is received.

       (g)    Research and Development

              Research and development costs are expensed as incurred and are included in cost of sales.

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

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


       (i)    Stock-Based Compensation

              The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. This statement permits a company to choose either the fair-value method or the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic-value based method of accounting for stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosure of net income (loss) and earnings (loss) per share computed as if the fair-value based method had been applied in financial statements of companies that continue to account for such arrangements under APB Opinion No. 25. The Company has elected to continue to record stock-based compensation using the APB Opinion No. 25 intrinsic-value-based method and, therefore, the adoption of SFAS No. 123 has not significantly impacted the Company's financial positions, results of operations, or liquidity.


       (j)    Net Loss Per Share

              Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. As the Company had a net loss for the years ended May 31, 1999, 2000 and 2001, basic and diluted net loss per share are the same.


       (k)    Foreign Currency

              The functional currency of the Company's foreign subsidiaries is the local currency of the country in which the subsidiary is incorporated. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange during the reporting period. The net gain or loss resulting from translation is shown as a foreign currency translation adjustment and is included in accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses from foreign currency transactions are included in other income or expense in the consolidated statements of operations. There were no significant foreign currency transaction gains or losses for the years ended May 31, 1999, 2000 and 2001.


                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

       (l)    Comprehensive Loss

              The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of consolidated financial statements. The Company's other comprehensive income (loss) primarily consists of foreign currency translation adjustments.


       (m)    Use of Estimates

              The preparation of consolidated financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


       (n)    New Accounting Pronouncements

              In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. We will adopt the provision of SFAS No. 133 in the first quarter of fiscal year 2002. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.

              In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method no longer is permitted, although poolings initiated prior to June 30, 2001 are grandfathered. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that intangible assets with indefinite lives and goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of intangible assets with indefinite lives and goodwill ceases upon adoption of the Statement, which the Company must adopt by June 1, 2002. Early adoption at June 1, 2001, is allowed. SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for certain intangible assets and goodwill. After transition, the impairment tests are to be performed annually. As of May 31, 2001, the Company had unamortized costs in excess of book value of acquired subsidiaries of $351,000, and patents of $735,000, which will be subject to the transition provisions of SFAS No. 141 and 142. The Company does not expect that the adoption of SFAS No. 141 and 142 will have a material impact on the consolidated financial statements.


                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

(3)    Going Concern

       The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern.

       Cash used in operating activities was $1,600,000 for fiscal year 2001 compared to $5,207,000 and $372,000 in fiscal years 2000 and 1999, respectively. The Company's future success will depend heavily on its ability to generate cash from operating activities and to meet its obligations as they become due. The Company is focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to possible staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls. The Company has also downsized, closed, sold or is in process of selling certain of its subsidiaries that have continued to produce negative cash flow from operations. The Company is also in process of selling its European Aerospace Group to substantially reduce its debt and corresponding interest expense. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional common stock or sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash from operations, to sell additional common stock, or to sell its assets for amounts in excess of book value.

       The Company's existing cash and credit facilities will not be sufficient to meet its obligations as they become due. Consequently, the Company will need to obtain additional cash. The Company's actual cash needs will depend primarily on the amount of cash generated from or used by its operations and financing activities. The Company cannot predict accurately the amount or timing of its future cash needs. The Company's semi-annual interest payment of approximately $3.6 million on its 11 1/4% senior subordinated notes was due on August 1, 2001. The Company did not make that payment at that time and does not currently have sufficient cash to make the interest payment on its 11 1/4% senior subordinated notes. The Company will also need to raise additional cash to make future interest payments on the Senior Notes, as well as other debt instruments, and to fund its operations. If the Company is unable to obtain sufficient cash when needed to fund its operations, to make these interest payments, and to pay our other obligations when due, it may be forced to seek protection from creditors under the bankruptcy laws.

       The Company's ability to obtain additional cash if and when needed could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


(4)    Impairment of Long-Lived Assets

       Included in operating expenses in the years ended May 31, 1999, 2000 and 2001 are $4.9 million, $5.3 million, and $48.9 million, respectively, in non-cash charges related to the impairment of long-lived assets, primarily goodwill and equipment. The Company reviews long-lived assets and identifiable intangibles for potential impairment of value whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable.


                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

       During the year ended May 31, 1999 the Company determined that due to continued losses related to the U.S. Electronics Group's Displays Division, a impairment of approximately $4.7 million existed at that division. The impairment was comprised of goodwill, $3.6 million, and personal property, $1.1 million. The carrying amount of goodwill was $3.6 million prior to the impairment charge and $0 after the impairment charge. The carrying amount of personal property, which consisted of manufacturing equipment, computer hardware, and office furniture, was $3.5 million before the impairment charge and $2.4 million after the impairment charge. Also, during the year ended May 31, 1999 the Company recognized an impairment charge of $0.2 million to reduce the carrying value, $1.6 million, of manufacturing equipment used in the Electronics Group's Interconnect Division to its estimated fair value, $1.4 million.

       During the year ended May 31, 2000 due to continuing losses, weakness in the commercial aerospace and transportation industries and cancellation and postponement of projects by major customers in our Engineering & Fabrication Division, the Company's evaluation of long-lived assets resulted in the realization of a $4.6 million impairment of goodwill and a $600,000 property impairment related to the Company's U.S. Aerospace Group. The carrying amount of the goodwill was $6.6 million prior to the impairment charge and $2.0 million after the impairment charge. The carrying amount of the personal property, which consisted of manufacturing equipment, was $600,000 prior to the impairment charge and $0 after the impairment charge.

       Based upon estimated net realizable value of certain assets, the Company recognized the following impairment charges for the year ended May 31, 2001:

         Within the European Aerospace Group the Company recognized a $37.0 million charge to reduce the $33.0 million carrying value of goodwill and the $13.6 million carrying value of manufacturing equipment associated with our European Aerospace Group, to the estimated net realizable value of the manufacturing equipment, $9.6 million.

         Within the U.S. Aerospace Group, the Company recognized an impairment charge of $5.5 million to reduce the $6.4 million carrying value of property and manufacturing equipment used at the Company's U.S. Aerospace Group's Casting Division's Entiat, Washington location to net realizable value, approximately $0.9 million. The Company recognized a $0.8 million impairment charge to reduce the carrying value of the manufacturing equipment located at its Tacoma casting location to zero, the estimated net realizable value. The Company also recognized charges of $3.3 million to reduce the $3.5 million carrying value of goodwill and manufacturing equipment used in the Engineering & Fabrication Division to estimated net realizable value, $0.2 million.

         Within the U.S. Electronics Group, the Company recognized a charge of $0.6 million to reduce the $1.0 million of manufacturing equipment used to produce low power relays to its net realizable value, $0.4 million. The Company recognized a $320,000 charge to reduce the carrying value of an unused manufacturing facility of $980,000 to net realizable value, $660,000.


                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

       The Company also completed an analysis of the estimated future cash flows of certain other long-lived assets including goodwill and patents. Based upon this analysis the Company recognized additional impairment charges of $1.0 million within the U.S. Electronics Group to reduce goodwill to net realizable value, and $0.3 million within the U.S. Aerospace Group to reduce patents to net realizable value.

       The Company will continue to analyze long-lived and identifiable intangible assets in the future to determine possible impairment charges. Future evaluations could result in additional impairment charges and those charges could be material. At May 31, 2001, the carrying value of long-lived assets, including property, plant and equipment, goodwill, and patents, was $27.8 million.


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

       Year ended May 31, 1999:

                                                                                                 Corporate,
                                               U.S.             European           U.S.          other and
                                            Aerospace          Aerospace       Electronics      eliminations         Total
                                          --------------     -------------    -------------    ---------------  ---------------
      Net sales to customers              $   31,096,000       52,814,000        23,456,000               --      107,366,000
      Net sales between segments                 239,000               --                --         (239,000)              --
      Income (loss) from operations            2,148,000        7,468,000        (6,220,000)      (4,371,000)        (975,000)
      Identifiable assets                     26,655,000       90,125,000        21,735,000       20,212,000      158,727,000
      Capital expenditures                     2,438,000        1,679,000         2,541,000        2,453,000        9,111,000
      Depreciation and amortization            1,659,000        3,170,000         1,684,000          192,000        6,705,000
      Interest income                                 --           17,000            19,000          496,000          532,000
      Interest expense                           419,000        3,516,000           202,000        4,535,000        8,672,000


                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001



       Year ended May 31, 2000:

                                                                                                  Corporate,
                                                 U.S.           European            U.S.          other and
                                              Aerospace         Aerospace        Electronics     eliminations         Total
                                           ---------------   ---------------  ----------------  ---------------  ----------------
       Net sales to customers           $      31,483,000       56,913,000        24,298,000               --      112,694,000
       Net sales between segments                 351,000               --                --         (351,000)              --
       Income (loss) from operations           (5,820,000)       2,628,000         6,245,000       (6,955,000)      (3,902,000)
       Identifiable assets                     32,553,000       75,585,000        23,018,000       12,426,000      143,582,000
       Capital expenditures                     1,518,000        1,254,000         1,300,000          795,000        4,867,000
       Depreciation and amortization            2,235,000        3,702,000         1,367,000          437,000        7,741,000
       Interest income                                 --           35,000                --           62,000           97,000
       Interest expense                           353,000        4,349,000           129,000        5,128,000        9,959,000

       Year ended May 31, 2001:

                                                                                                  Corporate,
                                                U.S.           European             U.S.          other and
                                             Aerospace         Aerospace        Electronics      eliminations        Total
                                          ---------------   ---------------  ----------------  ---------------  ----------------
       Net sales to customers           $     29,121,000        51,597,000       28,570,000                --      109,288,000
       Net sales between segments                491,000                --               --          (491,000)              --
       Income (loss) from operations         (19,451,000)      (35,010,000)       2,809,000        (7,309,000)     (58,961,000)
       Identifiable assets                    17,177,000        34,419,000       17,102,000        12,118,000       80,816,000
       Capital expenditures                      713,000         2,111,000          571,000           315,000        3,710,000
       Depreciation and amortization           2,204,000         3,180,000        1,394,000           556,000        7,334,000
       Interest income                                --             8,000               --             7,000           15,000
       Interest expense                          385,000         3,976,000          138,000         5,528,000       10,027,000


The Company had net sales to one customer comprising greater than 10% of each year's net sales, aggregating 12%, 10% and 12.5% in the years ended May 31, 1999, 2000 and 2001, respectively.

The Company had accounts receivable from one customer comprising greater than 10% of accounts receivable, aggregating 11% as of May 31, 2000. The Company had accounts receivable from one customer comprising greater than 10% of accounts receivable, aggregating 10.6% as of May 31, 2001.

Credit is extended to customers based on an evaluation of their financial condition and collateral is generally not required.

                                                                  (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001


       The Company currently purchases aluminum and other raw materials from a limited number of suppliers. Although there are a limited number of potential suppliers of such raw materials, management believes that other suppliers could provide these raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing, increased costs, and a possible loss of sales, which could have a material adverse effect on the manufacturing and delivery of the Company's products. The Company purchased $2,772,000, $2,656,000 and $4,623,000 from one supplier during the years ended May 31, 1999, 2000 and 2001, respectively.

       The Company purchases other raw materials, of lesser significance, which are available from a limited number of suppliers.

       At May 31, 2001, the Company had purchase commitments for raw materials aggregating $1,722,000.


(6)    Business Acquisitions

       In July 1998, the Company purchased all of the outstanding stock of Aeromet International PLC ("Aeromet"). The purchase price consisted of (pound)42,000,000 (approximately $68,875,000) in cash and acquisition costs of $542,000 for a total of $69,417,000.

       The purchase price and related acquisition costs were allocated as follows:

               Current assets                         $    27,529,000
               Equipment                                   18,177,000
               Cost in excess of net book value            39,884,000
               Liabilities assumed                        (16,173,000)
                                                      ---------------
                              Total                   $    69,417,000
                                                      ===============


       Effective for accounting purposes in June 1999, the Company acquired all of the outstanding stock of Skagit Engineering & Manufacturing, Inc. ("Skagit") for $1,300,000 in cash.

       The purchase price was allocated as follows:

               Current assets                         $    1,551,000
               Property, plant and equipment               1,369,000
               Cost of in excess of net book value         1,683,000
               Liabilities assumed                        (3,303,000)
                                                      --------------
                            Total                     $    1,300,000
                                                      ==============

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001


       Effective for accounting purposes in May 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Nova-Tech Engineering, Inc. ("Nova-Tech"). The purchase price consisted of $2,500,000 in the forgiveness of a note receivable, intercompany accounts receivable of $137,000, and $50,000 cash for a total of $2,687,000.

       The purchase price was allocated as follows:

               Current assets                      $     873,000
               Furniture and equipment                   387,000
               Cost in excess of net book value        3,938,000
               Liabilities assumed                    (2,511,000)
                                                   -------------
                             Total                 $   2,687,000
                                                   =============

       The business combinations described above have been accounted for using the purchase method. Accordingly, assets and liabilities have been recorded at their fair value at acquisition date. Operating results of these acquired companies are included in the Company's consolidated statements of operations from the respective acquisition dates. In fiscal year 2001, costs in excess of net book value of acquired subsidiaries in the amounts of $33.0 million relating to Aeromet and $1.8 million relating to Skagit, were written off due to impairment. In fiscal year 2000, subsequent to the business combinations, costs in excess of net book value of acquired subsidiaries in the amounts of $1,000,000 relating to Skagit and $2,400,000 relating to Nova-Tech, were written off due to impairment. Amounts written off are included in operating expense.

       The following summary, prepared on a pro forma basis, presents the unaudited consolidated condensed results of operations of the Company, as if the fiscal year 2000 business acquisitions were made as of the first day of the immediately preceding fiscal year in which the entities were acquired. There are no material adjustments which impact the summary.

                                                                (unaudited)
                                                             Year ended May 31,
                                                                   2000
                                                           --------------------

             Net sales                                        $     117,965,000
             Loss from operations                                   (11,457,000)
             Net loss                                               (17,302,000)

             Net loss per share:
                Basic                                                     (0.79)
                Diluted                                                   (0.79)

             Shares used in computation of net loss per share:
                Basic                                                21,955,473
                Diluted                                              21,955,473


                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001


       The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as of the date indicated nor are they intended to indicate results that may occur in the future.

(7)    Allowance for Doubtful Accounts, Sales Returns and Allowances

       The Company records a provision for accounts receivable that the Company believes may not be collectible and for products that may be returned in the future. Accounts receivable are reported net an allowance for doubtful accounts, sales returns and allowances on the consolidated balance sheets. The provision for bad debt expense is included in the operating expenses on the consolidated statements of operations and comprehensive income (loss), while net sales are shown net of sales returns and allowances. When specific accounts are determined to be uncollectable and when inventories are returned, the Company eliminates the balance from accounts receivable and reduces the allowance by a corresponding amount. A reconciliation of the allowance for doubtful accounts, sales returns and allowances is as follows:

               Balance at May 31, 1999                    $ 553,000

               Charged to operating expense                 305,500
               Charged to net sales                           2,500
               Specific account balance write-off          (234,000)
               Effect of exchange rates                      (8,000)
                                                          ---------
               Balance at May 31, 2000                      619,000

               Charged to operating expense                   3,000
               Specific account balance write-off          (163,000)
               Effect of exchange rates                      (8,000)
                                                          ---------
               Balance at May 31, 2001                    $ 451,000
                                                          =========



(8)    Inventories

       Inventories at May 31 consist of the following:

                                            2000             2001
                                        ------------     ------------

               Raw materials            $  7,204,000        5,032,000
               Work in progress           13,581,000       10,990,000
               Finished goods              7,064,000        6,972,000
                                        ------------     -------------

                                        $ 27,849,000       22,994,000
                                        ============     =============

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

(9)    Property, Plant and Equipment

       Property, plant and equipment, including assets under capital lease arrangements, at May 31 consist of the following:

                                                               2000              2001
                                                           ------------      ------------
           Land                                            $  2,046,000         1,081,000
           Buildings                                          8,687,000         5,687,000
           Leasehold improvements                             3,509,000         3,693,000
           Machinery and equipment                           52,213,000        28,190,000
           Office equipment, furniture and fixtures           2,998,000         4,134,000
                                                           ------------      ------------
                                                             69,453,000        42,785,000
           Less accumulated depreciation and amortization    26,301,000        16,071,000
                                                           ------------      ------------
                                                             43,152,000        26,714,000
           Construction and purchases in progress               924,000            40,000
                                                           ------------      ------------
                                                           $ 44,076,000        26,754,000
                                                           ============      ============

       The Company recognized depreciation of property, plant and equipment of $5,448,000, $5,942,000 and $6,243,000 during the years ended May 31,
       1999, 2000 and 2001, respectively.

       The Company includes computer software and hardware within office equipment, furniture and fixtures. Software is amortized over its estimated useful life, usually three years.

       Included in property, plant and equipment are costs of $5,874,000 and $2,412,316 and related accumulated amortization of $1,049,000 and $1,137,515 recorded under capital leases at May 31, 2000 and 2001, respectively.


(10)   Credit Facility

       At May 31, 2000, the Company's primary banking relationships included a revolving line of credit of up to $6.3 million in the U.S. and a revolving line of credit of up to approximately $5.0 million ((pound)3.5 million) in the U.K. Both of these credit facilities have been replaced with a senior secured term loan of $13.8 million from four institutional lenders. The loan bears interest at 18% per annum, payable quarterly, and has a two-year term. The Company has the right to defer and accrue a portion of the interest on the loan, up to 5% per year, for up to a year at the time of any interest payment. The loan is secured by the Company's assets, the assets of its United States subsidiaries, and other intangibles. This senior secured loan is a term loan rather than a revolving loan. As a result, if the Company makes payments of principal before the loan's maturity, additional loan proceeds will not become available, and the loan will not provide an additional source of cash to fund the Company's operations or to meet the Company's obligations as they become due.

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001


(11)   Long-Term Debt

       Long-term debt at May 31 consists of the following:

                                                                                                    2000              2001
                                                                                               ----------------  --------------
       Note payable to four institutional lenders, quarterly interest payments at 18%
           with 5% deferred up to one year, with principal balance due in full March
           2003.                                                                                $            --      13,731,000
       Industrial revenue bond payable to a bank in monthly installments of $19,200,
           including interest at 8.12%, through July 2004                                               787,000         613,000
       Note payable to a bank in monthly installments of $7,000, including interest at LIBOR plus 2% (6.12% at May 31, 2001), with the remaining principal
           balance due in full in March 2008                                                            658,000         628,000
       Subordinated note payable to the City of Entiat in monthly installments of
           $7,300, including interest at 8%, with the principal balance due in full
           in May 2001                                                                                  410,000         363,000
       Notes payable to a financing company for certain equipment in aggregate monthly installments of $58,000, including interest at 9% to 10.9%, with
           maturity dates through 2004                                                                1,701,000       1,232,000
       Other notes payable for vehicles and certain equipment in aggregate monthly installments of $22,000, including interest at 1.9% to 10.5% with maturity
           dates through December 2003                                                                  402,000         200,000
       Note payable to a bank in monthly installments of $10,127, including interest
           at LIBOR plus 2.25% (6.43% at May 31, 2001) through June  2008                             1,156,000       1,131,000
       Notepayable to bank in monthly principal installments of $5,000 plus interest at the 30-day commercial paper rate plus 3.25% (9.82% at May
           31, 2000) through March 31, 2003                                                             145,000              --
                                                                                                ---------------  --------------
                                                                                                      5,259,000      17,898,000

       Less current portion                                                                           1,098,000         929,000
                                                                                                ---------------  --------------
                   Long-term debt, net of current portion                                       $     4,161,000      16,969,000
                                                                                                ===============  ==============

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

       Subsequent to year end, the industrial revenue bond agreement and the subordinated note to the City of Entiat, as well as several vehicle and equipment loans, were repaid in full using proceeds from the sale of the U.S. Aerospace Group's casting facility located in Entiat, Washington.

       Certain notes payable require, among other items, that the Company maintain minimum working capital, tangible net worth and debt to tangible net worth ratios. At May 31, 2001, the Company was not in compliance with these covenants. Management has received a forbearance letter from the lender waiving the violations. There can be no assurance that the lender will not require the amounts immediately due and payable if violations of the covenants continue. The amount outstanding under these agreements was approximately $1,800,000 as of May 31, 2001.

       Scheduled principal maturities of long-term debt at May 31, 2001 are as follows for each of the following fiscal year-ends:

                         2002                     $    929,000
                         2003                       14,586,000
                         2004                          634,000
                         2005                          175,000
                         2006                          181,000
                         Thereafter                  1,393,000
                                                  -------------
                                                  $ 17,898,000
                                                  =============

       Long-term debt is secured by substantially all assets of the Company.


(12)   Senior Subordinated Notes Payable

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

       Under provisions of the indenture applicable to the Notes, the Company is limited in its ability to incur additional indebtedness or issue Disqualified Capital Stock, pay dividends or make other distributions, create certain liens on assets, sell certain assets and stock of subsidiaries, enter into certain transactions with affiliates, and effect certain mergers and consolidations. The Company is also subject to certain restrictive covenants and is required to maintain certain financial ratios in connection with the Notes. Management believes the Company is in compliance with these covenants at May 31, 2001.

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

       restrictive covenant and is required to maintain certain financial ratios in connection with the Notes. Management believes the Company is in compliance with these covenants at May 31, 2001.

       In March 2000, the Company exchanged an aggregate of $11.3 million in original principal amount of the Notes for a total of 2,902,806 shares of common stock. This exchange was accounted for as an early extinguishment of debt, and as such, a net of tax gain of $703,000 was recorded in the consolidated financial statements as an extraordinary item.

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

(13)   Leasing Arrangements

       (a)    Capital Leases

              The Company leases certain property, plant and equipment under capital lease agreements that expire at various dates through 2008. Capital lease obligations are secured by the underlying leased assets. Aggregate minimum payments to be made under these agreements at May 31, 2001 are as follows for each of the following fiscal year-ends:

                    2002                                                                       $           380,000
                    2003                                                                                   338,000
                    2004                                                                                   324,000
                    2005                                                                                   241,000
                    2006                                                                                   155,000
                    Thereafter                                                                             170,000
                                                                                                  --------------------
                                                                                                         1,608,000

                    Less amounts representing interest ranging from 6% to 16%                              274,000
                                                                                                  --------------------
                              Present value of net minimum capital lease obligations                     1,334,000

                    Less current portion                                                                   329,000
                                                                                                  --------------------
                              Capital lease obligations, less current portion                  $         1,005,000
                                                                                                  ====================

       (b)    Operating Leases

              The Company leases certain property, plant and equipment under operating lease agreements that expire at various dates through 2018. Aggregate minimum rental payments to be made under these agreements at May 31, 2001 are as follows for each of the following fiscal year-ends:

                                    2002                 $         4,931,000
                                    2003                           4,655,000
                                    2004                           3,822,000
                                    2005                           3,676,000
                                    2006                           3,271,000
                                    Thereafter                    20,619,000
                                                            -------------------
                                                         $        40,974,000
                                                            ===================


              Total rent expense during the years ended May 31, 1999, 2000 and 2001 amounted to $3,356,000, $4,191,000 and $5,917,000, respectively. Included in rent expense for the year ended May 31, 2001 is an accrual of approximately $500,000 related to the abandonment of certain manufacturing facility operating leases.

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

(14)   Common Stock

       In July 1996, the Company conducted a public offering of 2,250,000 units, each unit composed of one share of the Company's common stock and a warrant to purchase a share of the Company's common stock, at a price of $3.125 per unit. At May 31, 2000 and 2001, all of these public warrants were outstanding. In May 2000, the Company extended the expiration date of the public warrants to July 15, 2003. In addition, the Company issued warrants to two underwriters for the purchase of an additional 225,000 units at $3.75 per unit. Each unit is composed of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. The warrants entitled the holder to purchase one share of common stock at $4.6875 per share, exercisable any time through July 2001. No underwriter warrants were exercised during the years ended May 31, 1999, 2000 and 2001.

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

       In July 2000 the Company closed the first of two proposed installments of a $3.5 million private placement of Common Stock to two accredited investors. On that date, the Company issued 1,142,860 shares of Common Stock and warrants to purchase additional shares to the investors for a gross amount of approximately $2.0 million. The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the shares of Common Stock issued or issuable as a result of the transaction (the "Registration Statement"). If the Registration Statement had become effective within 60 days after the first closing a second closing would have occurred and the investors would have paid an additional $1.5 million and received 857,140 additional shares of Common Stock. However, the Registration Statement did not become effective within 60 days of the first closing and consequently the second installment did not close. In addition the Company also issued to the investors certain adjustable, vesting, and closing warrants to purchase additional shares of the Company's common stock. The adjustable warrants permitted the investors to acquire additional shares of common stock at an exercise price of $.001 per share if the market price of the Company's common stock did not achieve and maintain a specific price during each of the three vesting periods. Subsequent to issuance of the adjustable warrants the Company negotiated an amendment to the adjustable warrants, which replaced the variable calculation of shares to be acquired with a fixed number of shares. In February 2001, the investors exercised the adjustable warrants in full, as so amended, for the exercise price of $.001 per share. As a result of the exercise, the Company delivered to the investors a total of 4,190,486 shares of common stock. The vesting warrants issued under the transaction expired unexercised during February 2001. The closing warrants that entitle the investors to purchase an additional 385,000 shares of our common stock at an exercise price of $2.01 per share remain unexercised and outstanding at May 31, 2001. The closing warrants expire in July 2003.

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

(15)   Convertible Preferred Stock - Series B Convertible Preferred Stock

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

       As of May 31, 2000 and 2001, 135,471 and 170,000 shares, respectively, of Series B have been converted into 7,227,454 and 10,036,548 shares, respectively, of common stock.

(16)   Warrants

       The Company periodically issues warrants to purchase common shares in connection with common stock, preferred stock, debt and certain consulting services. When warrants are issued in exchange for consulting or other services, the warrants are valued using the Black Scholes method or the fair value of the services received, whichever is more reasonably determinable. The value of the warrants are recorded as additional paid in capital and a deferred expense amortizable over the term of the services to be received. A summary of the Company's warrants, excluding warrants issued in connection with the public offering in July 1996, is as follows:

                                                                   Weighted
                                                                average price
                                               Warrants           of shares
                                           ----------------   -----------------

           Balance at May 31, 1998             1,676,388   $         4.360

           Granted                                97,221             7.200
           Exercised                          (1,290,000)            4.620
                                           ----------------
           Balance at May 31, 1999               483,609             4.240
           Granted                               200,000             6.500
           Canceled                              (25,000)            3.450
                                           ----------------
           Balance at May 31, 2000               658,609             4.960
           Granted                             9,383,688             0.098
           Exercised                          (4,190,486)            0.001
           Canceled                             (273,609)            6.870
                                           ----------------
           Balance at May 31, 2001             5,578,202             0.471
                                           ================

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

       The following summarizes warrants outstanding, excluding warrants issued in connection with the public offering in July 1996, at May 31, 2001:

                                            Warrants outstanding and exercisable
                                    ----------------------------------------------------
                                                         Weighted
                                                          average            Weighted
                     Range of                            remaining           average
                     Exercise            Number         contractual         exercise
                      prices           outstanding          life              price
               ------------------   ----------------  ----------------    --------------
               $    0.001-1.99          4,808,202           4.81          $      0.03
                     2.00-3.99            620,000           2.31                 2.19
                     4.00-5.99             50,000           1.92                 5.50
                     6.00-7.99             50,000           1.92                 7.50
                     8.00-9.99             50,000           1.92                 9.50
                                    --------------
                                        5,578,202
                                    ==============



(17)   Compensation Plans

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

              As of May 31, 2000 and 2001, the Company had not issued any stock appreciation rights, stock and cash bonuses, restricted stock, or performance units under either plan.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

       (b)    Independent Director Stock Plan

              The Company has an Independent Director Stock Plan under which nonemployee directors of the Company are awarded common stock and stock options of the Company for serving on its board of directors. The plan authorizes and reserves for issuance a maximum of 500,000 common shares. At May 31, 2000 and 2001, 380,804 and
              338,304 shares, respectively, were available for future issuance. During the year ended May 31, 1999, 600 shares and 56,637 options were issued under the plan. During the year ended May 31, 2000, 40,000 options were issued and 10,000 options were canceled under the plan. During the year ended May 31, 2001, 42,500 options were issued under the plan. Options issued under the plan during the years ended May 31, 1999 and 2000 vested immediately upon issuance. Of the options issued under the plan during the year ended May 31, 2001, 2,500 vested immediately and 40,000 were unvested. Included in compensation expense was $89,000 for the year ended May 31, 1999, resulting from the shares issued. For the years ended May 31, 1999, 2000 and 2001, 41,942, 86,637 and
              129,137 options were outstanding, respectively.


       (c)    Retirement Plan

              The Company maintains a 401(k) plan covering all eligible employees who meet service requirements as provided in the plan. The Company's contribution to the profit-sharing plan is determined annually by the Board of Directors. The Company contributed $48,000, $59,000 and $70,180 to the plan during the years ended May 31, 1999, 2000 and 2001, respectively.


       (d)    Employee Stock Purchase Plan

              The Company implemented an Employee Stock Purchase Plan in 1999 under which employees are eligible to purchase shares of the Company's common stock, through payroll deductions, at the lower of 85% of the Company's stock price on the first day of an offering period or 100% of the Company's stock price on the last day of an offering period. The first offering period began in November 1998. During the years ended May 31, 1999, 2000 and 2001, 41,942, 142,696 and 407,090 shares respectively, were purchased by employees under the plan.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

              As the Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans and employee stock purchase plans, no compensation costs have been recognized for stock options issued to employees. Had compensation costs for the stock option and stock purchase plan been determined consistent with SFAS No. 123, the results of the Company would have been adjusted to the pro forma amounts indicated below:

                                                         1999              2000               2001
                                                 ------------------  ---------------   ----------------
               Net loss:
                   As reported                   $    (12,869,000)     (13,049,000)      (75,720,000)
                   Pro forma                          (14,970,000)     (14,555,000)      (75,848,000)

               Net loss per share:
                   As reported:
                     Basic                                  (0.74)           (0.59)            (2.15)
                     Diluted                                (0.74)           (0.59)            (2.15)
                   Pro forma:
                     Basic                                  (0.86)           (0.66)            (2.15)
                     Diluted                                (0.86)           (0.66)            (2.15)

               Shares used in computation of
                   net loss per share:
                     Basic                             17,359,491       21,955,473        35,283,347
                     Diluted                           17,359,491       21,955,473        35,283,347

              The fair value of the options granted during the years ended May 31, 1999, 2000 and 2001 is estimated as $474,000, $1,253,000 and
              $98,000, respectively, using the Black-Scholes option-pricing model with the following assumptions on the date of grant: zero percent dividend yield, expected volatility from 24% to 148%, risk-free interest rate from 5.5% to 6.6%, and expected lives ranging from 5 to 10 years.

              In December 1998, the Company repriced certain options to purchase 1,466,056 shares to a lower exercise price. The repricing resulted in additional compensation costs under SFAS No. 123 of $352,000, which is included in the pro forma amounts disclosed above.

              Pro forma compensation under the employee stock purchase plan during the years ended May 31, 1999, 2000, and 2001 is $8,000, $78,000, and $30,000, respectively.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

              A summary of the activity under the Company's Long-Term Investment and Incentive Plans and Independent Director Stock Plan is as follows:

                                                        Shares of common stock
                                                   -------------------------------       Weighted
                                                     Available         Options         average price
                                                      options        under plans         of shares
                                                   -------------  ----------------    ----------------
                 Balance at May 31, 1998              1,211,925        2,231,116      $        5.09

                 Shares granted                            (600)              --               6.06

                 Options granted                     (1,861,025)       1,861,025               2.49
                 Options expired                         40,000          (40,000)              1.98
                 Options canceled                     1,466,056       (1,466,056)             (3.70)
                 Options terminated                      72,500          (72,500)              6.13
                                                   -------------  ----------------

                 Balance at May 31, 1999                928,856        2,513,585               3.29

                 Options authorized by new plan       4,000,000               --                 --
                 Options granted                       (950,000)         950,000               1.62
                 Options terminated                       5,000           (5,000)              2.53
                                                   -------------  ----------------

                 Balance at May 31, 2000              3,983,856        3,458,585               1.61

                 Options granted                       (366,500)         366,500                .38
                 Options expired                         60,000          (60,000)              2.53
                 Options terminated                      30,500          (30,500)              2.14
                                                   -------------  ----------------

                 Balance at May 31, 2001              3,707,856        3,734,585               2.42
                                                   =============  ================

              The following summarizes options from both Long-Term Investment and Incentive plans and the Independent Director Stock plan outstanding at May 31, 2001:

                                                  Options outstanding                            Options exercisable
                                  -----------------------------------------------------    ---------------------------------
                                                         Weighted
                                                         average            Weighted                             Weighted
                  Range of                               remaining           average                              average
                  exercise              Number          contractual         exercise            Number           exercise
                   prices            outstanding           life              price           exercisable          price
              --------------      ----------------    ---------------    --------------    ---------------    --------------
               $0.01 - 1.99            1,333,137           8.86          $     1.27           1,288,137       $      1.28
                2.00 - 3.99            1,793,888           6.45                2.51           1,741,888              2.52
                4.00 - 6.00              607,560           5.17                4.69             607,560              4.69
                                  ----------------                                         ---------------

                                       3,734,585                                              3,637,585
                                  ================                                         ===============

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

(18)   Other Income and Expense

       Included in other income and expense during the year ended May 31, 1999 are other than temporary unrealized losses related to the Company's investment in shares of a public company of $4,943,000 as well as allowances totaling $2,884,000 related to the Company's guarantees of certain debt and a reserve for an outstanding note receivable.


(19)   Income Taxes

       Total income tax benefit (expense) is as follows:

                                         1999        2000       2001
                                      ----------  ---------  -----------

             Current:
                 Federal            $    262,000        --           --
                 Foreign              (1,422,000)  (41,800)  (1,796,000)
             Deferred:
                 Federal               3,799,000    (8,000)  (4,966,000)
                 Foreign                      --    28,800     (186,000)
                                      ----------  ---------  -----------

                      Total         $  2,639,000   (21,000)  (6,948,000)
                                      ==========  =========  ===========

       The domestic and foreign components of income (loss) before income tax benefit (expense) were as follows:

                                                            1999          2000          2001
                                                       ------------   -----------   -----------
             Domestic                                 $ (18,992,000)  (11,421,000)  (29,564,000)
             Foreign                                      3,484,000    (2,310,000)  (39,208,000)
                                                       ------------   -----------   -----------

                      Loss before income tax benefit
                         (expense)                    $ (15,508,000)  (13,731,000)  (68,772,000)
                                                       ============   ===========   ===========

       There are no undistributed earnings of the Company's foreign subsidiaries for which no U.S. income taxes have been provided at May 31, 2000 and 2001. Current foreign income tax expense during the year ended May 31, 2001, includes $1.7 million due to the disallowance of previously deducted interest expense remitted to the U.S. parent corporation.

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

       A reconciliation of the U.S. federal statutory tax rate of 34% and the Company's effective tax rates of 17%, 0% and (10)% during the years ended May 31, 1999, 2000 and 2001, respectively, is as follows:

                                                         1999          2000           2001
                                                     -----------    ----------    -----------
             Computed expected income tax benefit
                 (expense)                           $ 5,273,000     4,669,000     23,382,000
             Difference in foreign income tax rate            --            --     (1,568,000)
             Foreign permanent differences                    --            --    (12,353,000)
             Change in valuation allowance            (2,200,000)   (4,119,000)   (15,750,000)
             Other                                      (434,000)     (571,000)      (659,000)
                                                     -----------    ----------    -----------

                                                     $ 2,639,000       (21,000)    (6,948,000)
                                                     ===========    ==========    ===========

       Deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Based upon the weight of available evidence, the Company establishes a valuation allowance to reduce the amount of deferred tax assets to the amount it believes will more likely than not be realized in future periods. Significant components of the Company's deferred tax assets (liabilities) at May 31 are as follows:

                                                                2000          2001
                                                            ------------- -------------
             Deferred tax assets:
                 NOL carryforward                           $ 6,493,000    11,931,000
                 Unrealized capital loss carryforward         1,550,000     1,557,000
                 Goodwill                                     2,408,000     3,229,000
                 Fixed asset write-off                          540,000     3,507,000
                 Inventory reserve                              502,000     1,397,000
                 Other                                          387,000       566,000
                 Valuation allowances                        (6,322,000)  (22,072,000)
                                                            ------------- -------------

                                                              5,558,000       115,000
                                                            ------------- -------------

             Deferred tax liabilities - depreciation:
                 Domestic                                     1,745,000     1,227,000
                 International                                  638,000       850,000
                                                            ------------- -------------

                                                              2,383,000     2,077,000
                                                            ------------- -------------

                        Net deferred tax asset (liability)  $ 3,175,000    (1,962,000)
                                                            ============= =============


                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

       The Company has net operating loss (NOLs) carryforwards for U.S. federal income tax purposes of approximately $38.1 million, the benefits of which expire in the tax year 2002 through the tax year 2021.

       The NOLs created by the Company's subsidiaries prior to their acquisition and the NOLs created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition, have limitations related to the amount of usage by each subsidiary or consolidated group as described in the Internal Revenue Code. As a result of these limitations, approximately $2.0 million of the $38.1 million total NOLs at May 31, 2001 will never become available.


(20)   Net Loss Per Share

       Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net loss per share is computed on the basis of the weighted average number of common shares outstanding, using the "if-converted" method, and outstanding stock options and warrants, using the "treasury stock" method.

       The components of basic and diluted net loss per share at May 31 were as follows:

                                                          1999           2000            2001
                                                     ------------    -----------    ------------
      Net loss available for common shareholders      (12,869,000)   (13,049,000)   (75,720,000)
                                                     ============    ===========    ============
      Average outstanding shares of common stock       17,359,491     21,955,473     35,283,347

      Dilutive effect of:
          Warrants                                             --             --             --
          Stock options                                        --             --             --
                                                     ------------    -----------    ------------
      Common stock and common stock equivalents        17,359,491     21,955,473     35,283,347
                                                     ============    ===========    ============
      Net loss per share:
          Basic                                             (0.74)         (0.59)         (2.15)
          Diluted                                           (0.74)         (0.59)         (2.15)

       Options, warrants and convertible stock were not included in the calculation of net loss per share as they are anti-dilutive. The total number of anti-dilutive options and warrants as of May 31, 2001 was 11,607,787.

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001


(21)   Fair Value of Financial Instruments

       The Company's financial instruments include cash and cash equivalents, receivables, accounts payable, accrued liabilities, and short and long-term borrowings. The fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates, with the exception of the senior subordinated notes payable, which are currently trading at approximately 50% of face value.


(22)   Legal

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

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001


(a) Consolidating condensed balance sheet information at May 31, 2000 is as follows:

                                                                      Guarantor    Non-guarantor
                      Assets                            Parent      subsidiaries    subsidiaries    Eliminations    Consolidated
                                                   ------------    -------------   -------------   -------------   -------------
Current assets:
   Cash and cash equivalents                       $   (184,000)          58,000       2,280,000              --       2,154,000
   Accounts receivable, net                                  --        9,047,000      12,527,000        (364,000)     21,210,000
   Inventories                                               --       17,307,000      10,542,000              --      27,849,000
   Other                                                895,000        1,145,000         500,000              --       2,540,000
                                                   ------------    -------------   -------------   -------------   -------------
      Total current assets                              711,000       27,557,000      25,849,000        (364,000)     53,753,000
                                                   ------------    -------------   -------------   -------------   -------------
Property, plant and equipment, net                    6,340,000       22,995,000      14,741,000              --      44,076,000
                                                   ------------    -------------   -------------   -------------   -------------
Other assets:
   Costs in excess of net book value of acquired                                                                              --
       subsidiaries, net                                     --        3,296,000      34,995,000              --      38,291,000
   Investment in and loans to subsidiaries          111,792,000       72,618,000              --    (184,410,000)             --
   Other                                              5,183,000        2,982,000        (703,000)             --       7,462,000
                                                   ------------    -------------   -------------   -------------   -------------
      Total other assets                            116,975,000       78,896,000      34,292,000    (184,410,000)     45,753,000
                                                   ------------    -------------   -------------   -------------   -------------
      Total assets                                 $124,026,000      129,448,000      74,882,000    (184,774,000)    143,582,000
                                                   ============    =============   =============   =============   =============
      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                $    667,000        3,729,000       6,598,000        (364,000)     10,630,000
   Current portion of long-term debt                    170,000          928,000              --              --       1,098,000
   Line of credit                                     5,379,000               --              --              --       5,379,000
   Other                                              2,989,000        2,898,000       1,578,000              --       7,465,000
                                                   ------------    -------------   -------------   -------------   -------------
      Total current liabilities                       9,205,000        7,555,000       8,176,000        (364,000)     24,572,000
                                                   ------------    -------------   -------------   -------------   -------------
Long-term liabilities:
   Long-term debt, net of current portion            64,928,000        2,933,000              --              --      67,861,000
   Intercompany loan payable                                 --       71,484,000      38,957,000    (110,441,000)             --
   Other                                                125,000          706,000         550,000              --       1,381,000
                                                   ------------    -------------   -------------   -------------   -------------
      Total long-term liabilities                    65,053,000       75,123,000      39,507,000    (110,441,000)     69,242,000
                                                   ------------    -------------   -------------   -------------   -------------
Stockholders' equity (deficit):
   Convertible preferred stock                               --               --              --              --              --
   Common stock                                          30,000       56,139,000      33,710,000     (89,849,000)         30,000
   Additional paid-in capital                        83,173,000               --              --              --      83,173,000
   Accumulated other comprehensive loss              (6,250,000)              --      (6,250,000)      6,250,000      (6,250,000)
   Accumulated deficit                              (27,185,000)      (9,369,000)       (261,000)      9,630,000     (27,185,000)
                                                   ------------    -------------   -------------   -------------   -------------
      Total stockholders' equity (deficit)           49,768,000       46,770,000      27,199,000     (73,969,000)     49,768,000
                                                   ------------    -------------   -------------   -------------   -------------
      Total liabilities and stockholders'
         equity                                    $124,026,000      129,448,000      74,882,000    (184,774,000)    143,582,000
                                                   ============    =============   =============   =============   =============

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

(b) Consolidating condensed balance sheet information at May 31, 2001 is as follows:

                                                                             Guarantor   Non-guarantor
                       Assets                                    Parent     subsidiaries  subsidiaries  Eliminations  Consolidated
                                                              ------------- ------------- ------------- ------------- -------------
    Current assets:
        Cash and cash equivalents                             $  1,134,000         3,000     2,958,000            --     4,095,000
        Accounts receivable, net                                        --     6,423,000    12,839,000      (161,000)   19,101,000
        Inventories                                                     --    14,326,000     8,668,000            --    22,994,000
        Other                                                    3,975,000       299,000       401,000    (3,894,000)      781,000
                                                              ------------- ------------- ------------- ------------- -------------
                 Total current assets                            5,109,000    21,051,000    24,866,000    (4,055,000)   46,971,000
                                                              ------------- ------------- ------------- ------------- -------------
    Property, plant and equipment, net                           5,319,000    11,882,000     9,553,000            --    26,754,000
                                                              ------------- ------------- ------------- ------------- -------------
    Other assets:
        Costs in excess of net book value of acquired
           subsidiaries, net                                            --       351,000            --            --       351,000
        Investment in and loans to subsidiaries                 41,943,000    72,618,000            --  (114,561,000)           --
        Other                                                    5,699,000     1,041,000            --            --     6,740,000
                                                              ------------- ------------- ------------- ------------- -------------
                 Total other assets                             47,642,000    74,010,000            --  (114,561,000)    7,091,000
                                                              ------------- ------------- ------------- ------------- -------------
                 Total assets                                 $ 58,070,000   106,943,000    34,419,000  (118,616,000)   80,816,000
                                                              ============= ============= ============= ============= =============

              Liabilities and Stockholders' Equity (Deficit)
    Current liabilities:
        Accounts payable                                      $    921,000     5,328,000     6,551,000      (161,000)   12,639,000
        Current portion of long-term debt                           90,000       839,000            --            --       929,000
        Other                                                    3,413,000     2,351,000     6,499,000    (3,894,000)    8,369,000
                                                              ------------- ------------- ------------- ------------- -------------
                 Total current liabilities                       4,424,000     8,518,000    13,050,000    (4,055,000)   21,937,000
                                                              ------------- ------------- ------------- ------------- -------------
    Long-term liabilities:
        Long-term debt, net of current portion                  78,635,000     2,034,000            --            --    80,669,000
        Intercompany loan payable                                       --    71,723,000    36,957,000  (108,680,000)           --
        Other                                                      125,000     1,880,000     1,319,000            --     3,324,000
                                                              ------------- ------------- ------------- ------------- -------------
                 Total long-term liabilities                    78,760,000    75,637,000    38,276,000  (108,680,000)   83,993,000
                                                              ------------- ------------- ------------- ------------- -------------
    Stockholders' equity (deficit):
        Common stock                                                39,000    56,139,000    33,709,000   (89,848,000)       39,000
        Additional paid-in capital                              86,917,000            --            --            --    86,917,000
        Accumulated other comprehensive loss                    (9,165,000)           --    (9,165,000)    9,165,000    (9,165,000)
        Accumulated deficit                                   (102,905,000)  (33,351,000)  (41,451,000)   74,802,000  (102,905,000)
                                                              ------------- ------------- ------------- ------------- -------------
                 Total stockholders' equity (deficit)          (25,114,000)   22,788,000   (16,907,000)   (5,881,000)  (25,114,000)
                                                              ------------- ------------- ------------- ------------- -------------
                 Total liabilities and stockholders' equity   $ 58,070,000   106,943,000    34,419,000  (118,616,000)   80,816,000
                                                              ============= ============= ============= ============= =============
                                                                                                                        (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001



(c) Consolidating condensed statement of operations information for the year ended May 31, 1999 is as follows:

                                                                       Guarantor      Non-guarantor
                                                          Parent       subsidiaries     subsidiaries   Eliminations   Consolidated
                                                       -------------   ------------    -------------   ------------   ------------
Net sales                                              $          --     56,675,000       52,814,000     (2,123,000)   107,366,000
Cost of sales                                                     --     46,150,000       42,275,000     (2,123,000)    86,302,000
                                                       -------------   ------------    -------------   ------------   ------------
       Gross profit                                               --     10,525,000       10,539,000             --     21,064,000

Operating expenses                                         4,367,000     16,194,000        3,556,000     (2,078,000)    22,039,000
                                                       -------------   ------------    -------------   ------------   ------------
       Income (loss) from operations                      (4,367,000)    (5,669,000)       6,983,000      2,078,000       (975,000)
                                                       -------------   ------------    -------------   ------------   ------------
Other income (expense):
   Parent's share of subsidiaries net loss                (1,800,000)            --               --      1,800,000             --
   Interest expense                                       (8,050,000)      (622,000)      (3,516,000)     3,516,000     (8,672,000)
   Other                                                    (727,000)       443,000           17,000     (5,594,000)    (5,861,000)
                                                       -------------   ------------    -------------   ------------   ------------
       Total other expense                               (10,577,000)      (179,000)      (3,499,000)      (278,000)   (14,533,000)
                                                       -------------   ------------    -------------   ------------   ------------
       Income (loss) before income taxes                 (14,944,000)    (5,848,000)       3,484,000      1,800,000    (15,508,000)

Income tax benefit (expense)                               2,075,000      1,986,000       (1,422,000)            --      2,639,000
                                                       -------------   ------------    -------------   ------------   ------------
       Net income (loss)                                 (12,869,000)    (3,862,000)       2,062,000      1,800,000    (12,869,000)
                                                       -------------   ------------    -------------   ------------   ------------
Other comprehensive income (loss):
   Foreign currency translation, net of tax                   (4,000)            --       (1,136,000)            --     (1,140,000)
   Adjustment for unrealized loss on investment              436,000             --               --             --        436,000
                                                       -------------   ------------    -------------   ------------   ------------
       Total other comprehensive income (loss)               432,000             --       (1,136,000)            --       (704,000)
                                                       -------------   ------------    -------------   ------------   ------------
       Comprehensive income (loss)                     $ (12,437,000)    (3,862,000)         926,000      1,800,000    (13,573,000)
                                                       =============   ============    =============   ============   ============

(d) Consolidating condensed statement of operations information for the year ended May 31, 2000 is as follows:

                                                                         Guarantor     Non-guarantor
                                                          Parent       subsidiaries     subsidiaries   Eliminations   Consolidated
                                                       -------------   ------------    -------------   ------------   ------------
Net sales                                              $          --     58,408,000       56,913,000     (2,627,000)   112,694,000
Cost of sales                                                     --     45,433,000       49,257,000     (2,627,000)    92,063,000
                                                       -------------   ------------    -------------   ------------   ------------
       Gross profit                                               --     12,975,000        7,656,000             --     20,631,000
Operating expenses                                         6,896,000     18,036,000        5,652,000     (6,051,000)    24,533,000
                                                       -------------   ------------    -------------   ------------   ------------
       Income (loss) from operations                      (6,896,000)    (5,061,000)       2,004,000      6,051,000     (3,902,000)
                                                       -------------   ------------    -------------   ------------   ------------
Other income (expense):
   Parent's share of subsidiaries net loss                (7,738,000)            --               --      7,738,000             --
   Interest expense                                       (9,394,000)    (4,748,000)      (4,349,000)     8,532,000     (9,959,000)
   Other                                                  10,284,000      4,394,000           35,000    (14,583,000)       130,000
                                                       -------------   ------------    -------------   ------------   ------------
       Total other expense                                (6,848,000)      (354,000)      (4,314,000)     1,687,000     (9,829,000)
                                                       -------------   ------------    -------------   ------------   ------------
       Loss before income taxes and
          extraordinary item                             (13,744,000)    (5,415,000)      (2,310,000)     7,738,000    (13,731,000)
Income tax expense                                            (8,000)            --          (13,000)            --        (21,000)
Extraordinary item, net of tax                               703,000             --               --             --        703,000
                                                       -------------   ------------    -------------   ------------   ------------
       Net loss                                          (13,049,000)    (5,415,000)      (2,323,000)     7,738,000    (13,049,000)

Other comprehensive loss - foreign currency
   translation, net of tax                                (5,110,000)            --       (5,110,000)     5,110,000     (5,110,000)
                                                       -------------   ------------    -------------   ------------   ------------
        Comprehensive loss                             $ (18,159,000)    (5,415,000)      (7,433,000)    12,848,000    (18,159,000)
                                                       =============   ============    =============   ============   ============

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001

(e) Consolidating condensed statement of operations information for the year ended May 31, 2001 is as follows:

                                                                   Guarantor       Non-guarantor
                                                    Parent        subsidiaries      subsidiaries     Eliminations     Consolidated
                                                 ------------     ------------     -------------    -------------   ----------------
      Net sales                                  $         --      59,943,000        51,597,000       (2,252,000)     109,288,000
      Cost of sales                                        --      57,428,000        45,872,000       (2,252,000)     101,048,000
                                                 ------------     ------------     -------------    -------------   ----------------
                     Gross profit                          --       2,515,000         5,725,000               --        8,240,000

      Operating expenses                            7,336,000      25,687,000        40,965,000       (6,787,000)      67,201,000
                                                 ------------     ------------     -------------    -------------   ----------------

                     Loss from operations          (7,336,000)    (23,172,000)      (35,240,000)       6,787,000      (58,961,000)
                                                 ------------     ------------     -------------    -------------   ----------------
      Other income (expense):
         Parent's share of subsidiaries net loss  (65,172,000)             --                --       65,172,000               --
         Interest expense                          (9,423,000)     (4,416,000)       (3,976,000)       7,788,000      (10,027,000)
         Other                                     10,536,000       4,247,000             8,000      (14,575,000)         216,000
                                                 ------------     ------------     -------------    -------------   ----------------
                     Total other expense          (64,059,000)       (169,000)       (3,968,000)      58,385,000       (9,811,000)
                                                 ------------     ------------     -------------    -------------   ----------------
                     Loss before income taxes     (71,395,000)    (23,341,000)      (39,208,000)      65,172,000      (68,772,000)

      Income tax expense                           (4,325,000)       (641,000)       (1,982,000)              --       (6,948,000)
                                                 ------------     ------------     -------------    -------------   ----------------
                     Net loss                     (75,720,000)    (23,982,000)      (41,190,000)      65,172,000      (75,720,000)

      Other comprehensive loss - foreign
         currency translation                      (2,915,000)             --        (2,915,000)       2,915,000       (2,915,000)
                                                 ------------     ------------     -------------    -------------   ----------------
                     Comprehensive loss          $(78,635,000)    (23,982,000)      (44,105,000)      68,087,000      (78,635,000)
                                                 ============     ============     =============    =============   ================

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001


(f) Consolidating condensed statement of cash flows information for the year ended May 31, 1999 is as follows:

                                                                           Guarantor    Non-guarantor
                                                            Parent       subsidiaries   subsidiaries    Eliminations   Consolidated
                                                        --------------   ------------   -------------   ------------   ------------
Cash flow from operating activities - net cash
   provided by (used in) operating activities           $   (7,015,000)       888,000       3,955,000      1,800,000       (372,000)
                                                        --------------   ------------   -------------   ------------   ------------

Cash flow from investing activities:
   Acquisition of property, plant and equipment             (2,251,000)    (4,206,000)     (1,583,000)            --     (8,040,000)
   Investment in and loans to subsidiaries                 (69,752,000)   (72,618,000)             --     72,618,000    (69,752,000)
   Other changes, net                                       (6,401,000)        76,000         (85,000)     4,928,000     (1,482,000)
                                                        --------------   ------------   -------------   ------------   ------------
           Net cash used in investing activities           (78,404,000)   (76,748,000)     (1,668,000)    77,546,000    (79,274,000)
                                                        --------------   ------------   -------------   ------------   ------------

Cash flow from financing activities:
   Payments on long-term debt and capital leases            (4,154,000)    (1,548,000)        (50,000)            --     (5,752,000)
   Proceeds from long-term debt                             72,160,000     72,618,000              --    (72,618,000)    72,160,000
   Proceeds from sale of common stock, net                   4,898,000             --              --             --      4,898,000
   Proceeds from sale of preferred stock, net                6,630,000             --              --             --      6,630,000
   Other changes, net                                       (1,715,000)     2,765,000       4,167,000     (6,728,000)    (1,511,000)
                                                        --------------   ------------   -------------   ------------   ------------
           Net cash provided by financing activities        77,819,000     73,835,000       4,117,000    (79,346,000)    76,425,000
                                                        --------------   ------------   -------------   ------------   ------------
           Net change in cash and cash equivalents          (7,600,000)    (2,025,000)      6,404,000             --     (3,221,000)

Cash and cash equivalents at beginning of year               9,398,000      2,063,000              --             --     11,461,000

Effect of exchange rates on cash                                    --             --        (106,000)            --       (106,000)
                                                        --------------   ------------   -------------   ------------   ------------
Cash and cash equivalents at end of year                $    1,798,000         38,000       6,298,000             --      8,134,000
                                                        ==============   ============   =============   ============   ============

Supplemental cash flow:
   Noncash operating expenses related to:
      Depreciation                                      $      192,000      2,970,000       2,306,000             --      5,468,000
      Amortization                                                  --        392,000         844,000             --      1,236,000
   Cash paid during the year for:
      Interest                                               4,870,000        413,000          13,000             --      5,296,000
      Income taxes                                             100,000             --         311,000             --        411,000
   Noncash investing and financing activities:
      Seller financed acquisition of property, plant
         and equipment                                              --        241,000              --             --        241,000
      Reclassification of property, plant and
         equipment to other assets                                  --      1,217,000              --             --      1,217,000

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             May 31, 2000 and 2001


(g) Consolidating condensed statement of cash flows information for the year ended May 31, 2000 is as follows:

                                                                        Guarantor      Non-guarantor
                                                        Parent        subsidiaries     subsidiaries     Eliminations   Consolidated
                                                    --------------   --------------   ---------------   ------------   ------------
    Cash flow from operating activities - net cash
     provided by (used in) operating activities     $  (11,649,000)       1,510,000        (2,806,000)     7,738,000    (5,207,000)
                                                    --------------   --------------   ---------------   ------------   -----------
    Cash flow from investing activities:
     Acquisition of property, plant and equipment         (767,000)      (2,846,000)       (1,254,000)            --    (4,867,000)
     Investment in and loans to subsidiaries            (1,311,000)         (39,000)               --             --    (1,350,000)
     Other changes, net                                  2,263,000           21,000            85,000     (3,825,000)   (1,456,000)
                                                    --------------   --------------   ---------------   ------------   -----------
       Net cash provided by (used in)
        investing activities                               185,000       (2,864,000)       (1,169,000)    (3,825,000)   (7,673,000)
                                                    --------------   --------------   ---------------   ------------   -----------
    Cash flow from financing activities:
     Net borrowings (repayments) under
      line of credit                                     5,379,000         (161,000)               --             --     5,218,000
     Payments on long-term debt and capital
      leases                                              (116,000)      (2,328,000)         (159,000)            --    (2,603,000)
     Proceeds from sale of common stock, net             4,169,000               --                --             --     4,169,000
     Other changes, net                                     50,000        3,863,000            50,000     (3,913,000)       50,000
                                                    --------------   --------------   ---------------   ------------   -----------
       Net cash provided by (used in)
        financing activities                             9,482,000        1,374,000          (109,000)    (3,913,000)    6,834,000
                                                    --------------   --------------   ---------------   ------------   -----------
       Net change in cash and cash equivalents          (1,982,000)          20,000        (4,084,000)            --    (6,046,000)

    Cash and cash equivalents at beginning of year       1,798,000           38,000         6,298,000             --     8,134,000

    Effect of exchange rates on cash                            --               --            66,000             --        66,000
                                                    --------------   --------------   ---------------   ------------   -----------

    Cash and cash equivalents at end of year        $     (184,000)          58,000         2,280,000             --     2,154,000
                                                    ==============   ==============   ===============   ============   ===========
    Supplemental cash flow:
       Noncash operating expenses related to:
         Depreciation                              $       436,000        3,018,000         2,721,000             --     6,175,000
         Amortization                                           --          475,000           981,000             --     1,456,000
         Impairment of long-lived assets                   178,000        5,097,000                --             --     5,275,000
       Cash paid during the year for:
         Interest                                        8,997,000        3,719,000         7,900,000    (11,053,000)    9,563,000
         Income taxes                                           --               --         2,232,000             --     2,232,000
       Noncash investing and financing
        activities - conversion of notes and
        accrued interest to common stock                11,457,000               --                --             --    11,457,000

                                                                    (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                             May 31, 2000 and 2001

(h) Consolidating condensed statement of cash flows information for the year ended May 31, 2001 is as follows:

                                                                                                    Guarantor        Non-guarantor
                                                                                   Parent          subsidiaries       subsidiaries
                                                                              ---------------   ----------------   ----------------
     Cash flow from operating activities - net cash provided
        by (used in) operating activities                                     $    (5,824,000)         2,011,000          2,213,000
                                                                              ---------------   ----------------   ----------------
     Cash flow from investing activities:
        Acquisition of property, plant and equipment                                 (458,000)        (1,141,000)        (2,111,000)
        Proceeds from sale of property, plant and equipment                           913,000          1,341,000                 --
        Investment in and loans to subsidiaries                                       (12,000)                --                 --
        Other changes, net                                                                 --            (20,000)                --
                                                                              ---------------   ----------------   ----------------
                    Net cash provided by (used in)
                       investing activities                                           443,000            180,000         (2,111,000)
                                                                              ---------------   ----------------   ----------------
     Cash flow from financing activities:
        Net borrowings under line of credit                                           307,000                 --             12,000
        Payments on long-term debt and capital leases                                (277,000)        (1,284,000)          (137,000)
        Proceeds from long-term debt                                                4,802,000                 --                 --
        Proceeds from sale of common stock and warrants, net                        1,863,000                 --                 --
        Other changes, net                                                              4,000           (962,000)           974,000
                                                                              ---------------   ----------------   ----------------
                    Net cash provided by (used in)
                      financing activities                                          6,699,000         (2,246,000)           849,000
                                                                              ---------------   ----------------   ----------------
                    Net change in cash and cash equivalents                         1,318,000            (55,000)           951,000

     Cash and cash equivalents at beginning of year                                  (184,000)            58,000          2,280,000
                                                                              ---------------   ----------------   ----------------
     Effect of exchange rates on cash                                                      --                 --           (273,000)
                                                                              ---------------   ----------------   ----------------
     Cash and cash equivalents at end of year                                 $     1,134,000              3,000          2,958,000
                                                                              ===============   ================   ================
     Supplemental cash flow:
        Noncash operating expenses related to:
           Depreciation                                                       $       557,000          3,236,000          2,450,000
           Amortization                                                                    --            361,000            730,000
        Cash paid during the year for:
           Interest                                                                 7,920,000            522,000             82,000
           Income taxes                                                                    --                 --            295,000
        Noncash investing and financing activities - short-term
           obligations refinanced with long-term debt                               9,306,000                 --                 --
        Issuance of warrants in connection with debt                                1,886,000                 --                 --

                                                                               Eliminations                Consolidated
                                                                              ---------------            -----------------
     Cash flow from operating activities - net cash provided
        by (used in) operating activities                                                  --                  (1,600,000)
                                                                              ---------------            -----------------
     Cash flow from investing activities:
        Acquisition of property, plant and equipment                                       --                  (3,710,000)
        Proceeds from sale of property, plant and equipment                                --                   2,254,000
        Investment in and loans to subsidiaries                                        12,000                          --
        Other changes, net                                                                 --                     (20,000)
                                                                              ---------------            -----------------
                    Net cash provided by (used in)
                       investing activities                                            12,000                  (1,476,000)
                                                                              ---------------            -----------------
     Cash flow from financing activities:
        Net borrowings under line of credit                                                --                     319,000
        Payments on long-term debt and capital leases                                      --                  (1,698,000)
        Proceeds from long-term debt                                                       --                   4,802,000
        Proceeds from sale of common stock and warrants, net                               --                   1,863,000
        Other changes, net                                                            (12,000)                      4,000
                                                                              ---------------            -----------------
                    Net cash provided by (used in)
                      financing activities                                            (12,000)                  5,290,000
                                                                              ---------------            -----------------
                    Net change in cash and cash equivalents                                --                   2,214,000

     Cash and cash equivalents at beginning of year                                        --                   2,154,000

     Effect of exchange rates on cash                                                      --                    (273,000)
                                                                              ---------------            -----------------
     Cash and cash equivalents at end of year                                              --                   4,095,000
                                                                              ===============            =================

     Supplemental cash flow:
        Noncash operating expenses related to:
           Depreciation                                                                    --                   6,243,000
           Amortization                                                                    --                   1,091,000
        Cash paid during the year for:
           Interest                                                                        --                   8,524,000
           Income taxes                                                                    --                     295,000
        Noncash investing and financing activities - short-term
           obligations refinanced with long-term debt                                      --                   9,306,000
        Issuance of warrants in connection with debt                                       --                   1,886,000

                                                                     (Continued)

                     PACIFIC AEROSPACE & ELECTRONICS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                             May 31, 2000 and 2001

      (i)    Inventory information at May 31 is as follows:

                                                                               2000                   2001
                                                                       -------------------    -------------------
                 Guarantor subsidiaries
                     Raw materials                                     $      5,492,000              3,594,000
                     Work in progress                                         5,439,000              4,045,000
                     Finished goods                                           6,376,000              6,687,000
                                                                       ----------------       ----------------
                                                                             17,307,000             14,326,000
                                                                       ----------------       ----------------
                 Non-guarantor subsidiaries:
                     Raw materials                                            1,712,000              1,438,000
                     Work in progress                                         8,142,000              6,945,000
                     Finished goods                                             688,000                285,000
                                                                       ----------------       ----------------
                                                                             10,542,000              8,668,000
                                                                       ----------------       ----------------
                               Total inventories                    $        27,849,000             22,994,000
                                                                       ================       ================

(24)  Subsequent Event

      Effective June 1, 2001, the Company sold substantially all of the assets of the U.S. Aerospace Group's Casting Division located in Entiat, Washington to two newly formed limited liability companies owned by a private company. The purchase price was approximately $4.6 million, which consisted of approximately $1.5 million cash, a $1.0 million long-term note payable to the Company, units in the newly created limited liability companies valued at $1.0 million and the assumption of $1.1 million in liabilities. The Company used the cash proceeds to retire certain long-term debt related to the Entiat assets and to pay closing costs related to the transaction. The long-term note bears interest at 7% and is payable in quarterly installments, interest only for the first year and then principal and interest for 5 additional years. Due to the uncertainties of payment under this note, the Company has fully reserved against it as of the closing date. The units in the newly created limited liability companies have certain preferential rights including an accumulating preferred return equal to 5% of the par value of then outstanding units and put rights subject to certain restrictions and limitations. Due to the inability to accurately estimate and uncertainty surrounding the fair market value of the units, the Company has assigned no value to the units for financial statement purposes.

ITEM 8A.  SELECTED QUARTERLY FINANCIAL DATA

The following selected quarterly financial data presents selected historical financial data of the Company as of the quarterly periods ended, as indicated, and is derived from our unaudited consolidated quarterly financial statements. This data should be read in conjunction with our Consolidated Financial Statements and Notes thereto, the Independent Auditor's Report, and Management's Discussion and Analysis of Financial Condition and Results of Operations. The Independent Auditor's Report contains an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The independent auditors' report for the fiscal year 2001 is a disclaimer of opinion. Our Consolidated Financial Statements and the following selected quarterly financial data do not include any adjustments that might result from the outcome of that uncertainty.


                     Pacific Aerospace & Electronics, Inc.
                       Selected Quarterly Financial Data
                            For the Quarters Ended,
                     (in thousands, except per share data)

                                  August 31,  November 30,  February 29,  May 31,  August 31,  November 30,  February 28,  May 31,
                                     1999        1999          2000        2000       2000        2000          2001        2001
                                     ----        ----          ----        ----       ----        ----          ----        ----
Net Sales                         $   28,571     29,000       26,501      28,622      27,643      27,437       27,068      27,140

Gross profit                           6,560      5,251        5,146       3,674       4,922       3,086         (925)      1,157

Loss before extraordinary item        (1,506)    (2,014)      (1,675)     (8,557)     (2,252)     (4,943)     (40,341)    (28,184)

Net loss                              (1,506)    (2,014)      (1,675)     (7,854)     (2,252)     (4,943)     (40,341)    (28,184)

Net loss per share:
    Basic                              (0.08)     (0.10)       (0.08)      (0.28)      (0.07)      (0.14)       (1.32)      (0.73)
    Diluted                            (0.08)     (0.10)       (0.08)      (0.28)      (0.07)      (0.14)       (1.32)      (0.73)

Shares used in computation of
loss per share (in thousands):
    Basic                             19,108     19,992       21,043      27,634      33,114      34,292       35,020      38,692
    Diluted                           19,108     19,992       21,043      27,634      33,114      34,292       35,020      38,692

During the quarter ended May 31, 2000, due to continuing losses and continued weakness in the commercial aerospace and transportation industries, we realized a $4.6 million impairment of goodwill and a $600,000 property impairment related to our U.S. Aerospace Group.

During the quarter ended May 31, 2000, we exchanged an aggregate of $11.3 million in original principal amount of our 11 1/4% senior subordinated debt for a total of 2,902,806 shares of common stock. This exchange was accounted for as an early extinguishment of debt and, as such, a net of tax gain of $703,000 was recorded in the accompanying selected quarterly financial data as an extraordinary item.

During the quarter ended November 30, 2000, we recognized a $0.7 million impairment charge to reduce the carrying value of the equipment located at the Tacoma, Washington location of our U.S. Aerospace Group's Casting Division to its estimated net realizable value. We also recognized a $320,000 non-cash charge for the loss on the sale of an unused building in Butler, New Jersey. Net proceeds from the sale of the building were approximately $660,000, versus a carrying amount of approximately $980,000.

During the quarter ended February 28, 2001, based upon preliminary and final offers to purchase our European Aerospace Group, we recognized a $25.0 million charge to reduce the $33.0 million carrying value of goodwill associated with our European Aerospace Group to net estimated realizable value. We also recognized an impairment charge of $3.5 million to reduce the value of property and equipment used at the Entiat, Washington location of our U.S. Aerospace Group's Casting Division to net realizable value. We recognized a non-cash charge of approximately $3.3 million to reduce the carrying value of goodwill and equipment used in the U.S. Aerospace Group's Engineering & Fabrication Division to estimated liquidation value. Finally, within the U.S. Electronics Group's Display Division, we recognized a non-cash charge of approximately $0.6 million to reduce the carrying value of equipment used to produce low power relays to its net realizable value.

During the quarter ended May 31, 2001, based upon preliminary and final offers to purchase our European Aerospace Group, we recognized a additional $12.0 million charge to reduce the carrying value of goodwill and equipment associated with our European Aerospace Group to net estimated realizable value. We also recognized an additional impairment charge of $2.0 million to reduce the value of property and equipment used at the Entiat, Washington location of our U.S. Aerospace Group's Casting Division to its estimated net realizable value and an additional impairment charge of $0.1 million to reduce the carrying value of the equipment located at the division's Tacoma location to its estimated net realizable value. During the fourth quarter of fiscal 2001, we also completed our analysis of the value of certain other long-lived assets, including goodwill and patents. Based upon this analysis, we recognized additional impairment charges of approximately $1.0 million to reduce goodwill to estimated fair value, and approximately $0.3 million to reduce patents to estimated fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

On August 15, 2001, Nick A. Gerde, who served as Vice President Finance and Chief Financial Officer of the Company, as well as Treasurer and Assistant Secretary, left his employment with the Company. Charles A. Miracle, who previously served as Corporate Controller, took on the role of Interim Chief Financial Officer and Treasurer of the Company on that date.

The information regarding directors and executive officers required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its 2001 annual meeting of shareholders. The proxy statement will be filed on or prior to September 28, 2001.

ITEM 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement for its 2001 annual meeting of shareholders. The proxy statement will be filed on or prior to September 28, 2001. The information specified in Item 402 (k) and (l) of Regulation S-K and to be set forth in the Company's definitive proxy statement for its 2001 annual meeting of shareholders is not incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement for its 2001 annual meeting of shareholders. The proxy statement will be filed on or prior to September 28, 2001.

ITEM 13.  Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement for its 2001 annual meeting of shareholders. The proxy statement will be filed on or prior to September 28, 2001.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

The following financial statements are included in this Annual Report on Form 10-K:

         Independent Auditors' Report dated July 27, 2001
         Consolidated Balance Sheets as of May 31, 2000 and 2001
         Consolidated Statements of Operations and Comprehensive Loss for the
             years ended May 31, 1999, 2000 and 2001
         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended May 31, 1999, 2000 and 2001
         Consolidated Statements of Cash Flows for the years ended May 31, 1999,
             2000 and 2001
         Notes to Consolidated Financial Statements

(a)(2)   Financial Schedules

All financial schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3)   Exhibits

Exhibit
Number     Description
2.1 Asset Purchase Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001. /(42)/
2.2 Closing Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001. /(42)/
2.3 Asset Purchase Agreement between MCE Technologies Incorporated and Skagit Engineering & Manufacturing, Inc., dated May 4, 2001. /(43)/
2.4 Agreement for Purchase and Sale of Assets between Teledyne Technologies Incorporated and Electronic Specialty Corporation, dated February 21, 2001. /(43)/
3.1        Articles of Incorporation of Pacific Aerospace & Electronics, Inc.
           /(6)/
3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. /(8)/
3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. /(20)/
3.4        Bylaws of Pacific Aerospace & Electronics, Inc., as amended. /(35)/
4.1        Form of specimen certificate for common stock. /(6)/
4.2        Form of specimen certificate for public warrants. /(6)/
4.3 Form of specimen certificate for the Series A Convertible Preferred Stock. /(8)/
4.4 Form of specimen certificate for the Series B Convertible Preferred Stock. /(20)/

  4.5 Form of common stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998./(20)/
  4.6 Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996./(4)/
  4.7 Amendment No. 1, dated as of May 26, 2000, to the Warrant Agreement, dated as of July 1, 1996, between Pacific Aerospace & Electronics, Inc., as successor to PCT Holdings, Inc., and Interwest Transfer Co., Inc./(32)/
  4.8 Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996./(10)/
  4.9 Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996. /(10)/
  4.10 Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996./(10)/
  4.11 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997./(9)/
  4.12 Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997./(9)/
  4.13 Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company's Series B Convertible Preferred Stock./(20)/
  4.14 Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
  4.15 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Tru st Company./(18)/
  4.16 Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
  4.17     Form of Global Note by Pacific Aerospace & Electronics, Inc./(18)/
  4.18 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc./(25)/
  4.19 Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
  4.20 Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
  4.21 Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000./(33)/
  4.22 Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
  4.23 Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000./(33)/

  4.24 Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
  4.25 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000./(33)/
  4.26 Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000./(33)/
  4.27 Letter agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc. and Bay Harbor Investments, Inc., dated as of February 15, 2001./(40)/
  4.28 Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000./(34)/
  4.29 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
  4.30 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
  4.31 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
  4.32 Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000./(34)/
  4.33 Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(41)/
  4.34 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated March 1, 2001, in the amount of $6,459,361.00./(41)/
  4.35 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00./(41)/

  4.36 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00./(41)/
  4.37 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00./(41)/
  4.38 Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(41)/
  4.39 Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(41)/
  4.40 Pledge Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., PA&E International, Inc., Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(41)/
  4.41 Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001./(41)/
  4.42 Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of Common Stock. /(41)/
  4.43 Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of Common Stock./(41)/
  4.44 Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of Common Stock./(41)/
  4.45 Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of Common Stock./(41)/
  4.46 Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001./(41)/
  4.47 Warrant Agreement by and among Pacific Aerospace & Electronics, Inc. and First Albany Corporation, dated April 9, 2001./(43)/
  4.48 Warrant Certificate, dated April 9, 2001, issued to First Albany Corporation, exercisable for 692,074 shares of Common Stock./(43)/

  10.1     Amended and Restated Stock Incentive Plan./(5)/
  10.2     Amendment No. 1 to the Amended and Restated Stock Incentive Plan.
           /(19)/
  10.3     Amended and Restated Independent Director Stock Plan./(21)/
  10.4     1999 Stock Incentive Plan /(30)/
  10.5     1997 Employee Stock Purchase Plan./(11)/
  10.6 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(9)/
  10.7 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
  10.8 Amendment No. 2 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(43)/
  10.9 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger./(27)/
  10.10 Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger/(43)/
  10.11 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde./(9)/
  10.12 Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde./(43)/
  10.13 Separation Letter dated August 15, 2001 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde./(43)/
  10.14 Waiver and Release dated August 17, 2001 from Nick A. Gerde to Pacific Aerospace & Electronics, Inc./(43)/
  10.15 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds./(12)/
  10.16 Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds./(43)/
  10.17    Incentive Compensation Program./(35)/
  10.18 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/
  10.19 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/
  10.20 Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
  10.21 Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
  10.22 Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(29)/
  10.23 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
  10.24 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc./(22)/
  10.25 Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association /(29)/
  10.26 Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(35)/
  10.27 Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(37)/

  10.28 Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(37)/
  10.29 Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(37)/
  10.30 Modification and/or Extension Agreement dated February 7, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association./(39)/
  10.31 Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of Key Bank Washington./(43)/
  10.32 Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc./(20)/
  10.33 Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S. Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001./(42)/
  10.34 Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001./(42)/
  10.35 Escrow Note in the original principal amount of $160,000.00, from U.S. Castings, LLC and USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001./(42)/
  10.36 U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001./(42)/
  10.37 First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001./(42)/
  10.38 USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001./(42)/
  10.39 First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14, 2001./(42)/
  10.40 General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(31)/
  10.41 Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aer ospace Group)./(1)/ /(31)/
  10.42 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
  10.43 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(27)/
  10.44 Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(37)/
  10.45 Rescission and Termination Agreement, dated July 31, 2001, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County. /(43)/
  10.46 Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren's Education Trust./(37)/
  21.1    List of Subsidiaries./(43)/
  ---------------
  /(1)/ Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission .
  /(2)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.
  /(3)/ Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on June 19, 1996.
  /(4)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.
  /(5)/ Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

  /(6)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.
  /(7)/ Incorporated by reference to the Company's Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.
  /(8)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.
  /(9)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.
  /(10)/ Incorporated by reference to the Company's Registration Statement on Form S-8 filed on June 11, 1997.
  /(11)/ Incorporated by reference to the Company's Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.
  /(12)/ Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.
  /(13)/ Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.
  /(14)/ Incorporated by reference to the Company's Registration Statement on Form S-3 filed on December 3, 1997.
  /(15)/ Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998 .
  /(16)/ Incorporated by reference to the Company's Current Report on Form 8-K/A, filed on May 1, 1998.
  /(17)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 1998.
  /(18)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
  /(19)/ Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 7, 1997.
  /(20)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending May 31, 1998.
  /(21)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1998.
  /(22)/  Incorporated by reference to the Company's
          Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.
  /(23)/ Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 30, 1998.
  /(24)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.
  /(25)/ Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.
  /(26)/ Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999 .
  /(27)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
  /(28)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.
  /(29)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
  /(30)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.

  /(31)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.
  /(32)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2000.
  /(33)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2000.
  /(34)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 2000.
  /(35)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.
  /(36)/ Incorporated by reference to the first amendment on Form 10-K/A to the Company's Annual Report for the fiscal year ended May 31, 2000, as filed on October 13, 2000.
  /(37)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.
  /(38)/ Incorporated by reference to the second amendment on Form 10-K/A to the Company's Annual Report for the fiscal year ended May 31, 2000, as filed on January 18, 2001.
  /(39)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on February 9, 2001.
  /(40)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 2001.
  /(41)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on March 7, 2001.
  /(42)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on June 27, 2001.
  /(43)/  Filed with this report.

  (b) Reports on Form 8-K. Current reports filed during the last quarter of fiscal 2001 were as follows:

          (i) The Company filed a Current Report on Form 8-K on March 7, 2001, reporting the closing of a senior secured loan in the approximate original principal amount of $13.8 million on March 1, 2001.

          (ii) The Company filed a Current Report on Form 8-K on March 26, 2001, reporting the receipt on March 22, 2001 of a Nasdaq determination letter regarding the proposed delisting of the Company's securities.

          (iii) The Company filed a Current Report on Form 8-K on April 2, 2001, reporting third quarter losses and restructuring plans.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 29, 2001

                                           PACIFIC AEROSPACE & ELECTRONICS, INC.


                                           By /s/ DONALD A. WRIGHT
                                              --------------------
                                           DONALD A. WRIGHT
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the following capacities on August 29, 2001.

Signatures                               Title
----------                               -----

/s/ DONALD A. WRIGHT                     President, Chief Executive Officer, and
--------------------------               Chairman of the Board
DONALD A. WRIGHT                         (Principal Executive Officer)


/s/ CHARLES A. MIRACLE                   Interim Chief Financial Officer and
--------------------------               Treasurer
CHARLES A. MIRACLE                       (Principal Financial and Accounting
                                         Officer)


/s/ WERNER HAFELFINER                    Director, Vice President Operations and
--------------------------               Chief Operating Officer
WERNER HAFELFINGER


/s/ DALE L. RASMUSSEN                    Director
--------------------------
DALE L. RASMUSSEN


/s/ WILLIAM A. WHEELER                   Director
--------------------------
WILLIAM A. WHEELER


/s/ ROBERT M. STEMMLER                   Director
--------------------------
ROBERT M. STEMMLER


/s/ GENE C. SHARRATT, Ph.D.              Director
---------------------------
GENE C. SHARRATT, Ph.D.