Form 10-K405/A
period 2001-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2001-09-28
CIK 790023

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates, based on the closing price for the registrant's common stock on the Nasdaq National Market System, as of August 27, 2001: approximately $3,444,135.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of August 27, 2001: common stock, $.001 par value: 39,315,309 shares.

The company has prepared this Form 10-K/A solely to provide the information required to be included in Part III hereof. All information not specifically amended in this amendment remains accurate as of date of such information.

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in the material set forth under
Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as within this Annual Report generally (including any document incorporated by reference herein). Also, documents subsequently filed by the Company with the Securities and Exchange Commission may contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors identified herein or in other public filings by the Company.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

The following table sets forth information as of August 27, 2001, regarding the current directors and those nominated to become directors, and the executive officers of the Company.

Name                              Age                      Position with Company
-----------------------------  ---------  ---------------------------------------------------------------
Donald A. Wright                   49      Chairman of the Board, Chief Executive Officer and President
Werner Hafelfinger                 55      Chief Operating Officer, Vice President Operations, Director
Sheryl A. Symonds                  46      Vice President Administration, General Counsel and Secretary
Dale L. Rasmussen                  51      Director
Gene C. Sharratt, Ph.D.            54      Director
Robert M. Stemmler                 66      Director
William A. Wheeler                 67      Director

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

Sheryl A. Symonds has been the Vice President Administration and General Counsel of the Company since September 1997. Prior to joining the Company, Ms. Symonds was a partner at Stoel Rives LLP, which provides outside legal counsel services to the Company. Ms. Symonds joined Stoel Rives LLP in 1985 and became a partner in 1992. Ms. Symonds has been Secretary of the Company since August 1996 and is also Secretary of each of the Company's operating subsidiaries.

Dale L. Rasmussen has been a director of the Company since June 1997. Mr. Rasmussen has been employed as the Senior Vice President and Secretary of IMPCO Technologies, Inc. since 1989.

Dr. Gene C. Sharratt has been a director of the Company since October 10, 2000. Dr. Sharratt has been Superintendent of the North Central Education Service District in Wenatchee, Washington since July 1991.

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

Other Significant Employees

Lewis L. Wear, 60, has been President of the U.S. Electronics Group since August 1996 and President of Pacific Coast Technologies, Inc. since February 1996. He also has been Vice President of Ceramic Devices, Inc. since October 1997, President of Northwest Technical Industries, Inc. since April 8, 1997,

President of Balo Precision Parts, Inc. since February 1998, and President of Electronic Specialty Corporation since October 1998. Prior to November 1995, Mr. Wear was Vice President of Operations for Vacuum Atmospheres, a division of WEMS, Inc.

Duncan Crighton, 65, has been Chief Executive Officer of Aeromet International PLC ("Aeromet") since March 1997 and became President of the Company's European Aerospace Group upon closing of the Aeromet acquisition. Mr. Crighton served as Managing Director of Aeromet's predecessor, Kent Aerospace Castings plc, from 1990 through 1995, and as a management consultant to Aeromet from 1995 to February 1997.

Board of Directors

Committees.  The Board of Directors has a number of committees, as follows:

                                                                                  Members as of
Committee              Function                                                   August  27, 2001
------------------------------------------------------------------------------------------------------
Option Committee       Administers the Company's Amended and Restated Stock       Gene C. Sharratt
                       Incentive Plan and 1999 Stock Incentive Plan.              Dale L. Rasmussen
                                                                                  Robert M. Stemmler
------------------------------------------------------------------------------------------------------
Finance and Audit      Reviews the Company's accounting policies, practices,      Dale L. Rasmussen
 Committee             internal accounting controls and financial reporting.      Robert M. Stemmler
                       Also oversees engagement of the Company's independent      William A. Wheeler
                       auditors and monitors management implementation of
                       the recommendations and findings of the Company's
                       independent auditors.
------------------------------------------------------------------------------------------------------
Compensation           Establishes salaries, incentives and other                 William A. Wheeler
 Committee             compensation for the chief executive officer, chief        Gene C. Sharratt
                       operating officer, chief financial officer, general        Dale L. Rasmussen
                       counsel, subsidiary presidents and other key
                       employees of the Company and its subsidiaries. Also
                       administers policies relating to compensation and
                       benefits, including the Amended and Restated
                       Independent Director Stock Plan and the Employee
                       Stock Purchase Plan (which was terminated in August
                       2001).
------------------------------------------------------------------------------------------------------
Nominating Committee   Recommends individuals to be presented to the              Donald A. Wright
                       shareholders for election or reelection to the Board       Dale L. Rasmussen
                       of Directors.                                              Robert M. Stemmler
------------------------------------------------------------------------------------------------------

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

Vacancies. Replacement directors for vacancies resulting from an increase in the size of the Board of Directors or the resignation or removal of a director may be appointed by the Board of Directors, or may be elected by the shareholders at a special meeting. Directors so appointed or elected hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

Board of Directors Meetings. The Company's Board of Directors met four times during fiscal 2001. The committees met as follows during fiscal 2001: Option Committee, two times; Finance and Audit Committee, four times; Compensation Committee, two times; and Nominating Committee, one time. Each director attended at least 75% of all meetings of the Board of Directors and the committees of which the director was a member during the period he was a director in fiscal 2001. The Board of Directors and the committees also approved a number of actions by unanimous written consent.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year, and on written representations of the Company's officers, directors, or principal shareholders ("Reporting Persons") that no other reports were required, the Company believes that, during the fiscal year ended May 31, 2001, the Reporting Persons complied in all material respects with all applicable filing requirements under Section 16(a) of the Exchange Act.

Finance and Audit Committee Report to Shareholders

The Committee. The Finance and Audit Committee of the Board of Directors (the "Committee") is composed of three non-employee directors: Dale L. Rasmussen, Chairman, Robert M. Stemmler, and William A. Wheeler. The Committee has adopted a written charter, which has been approved by the Board of Directors.

Audited Financial Statements. The Committee has reviewed and discussed the Company's audited financial statements with management, which has primary responsibility for the financial statements. KPMG LLP, the Company's independent auditor for fiscal year 2001, gave a disclaimer of opinion in its report on the Company's financial statements for fiscal year 2001. The Committee has discussed with KPMG the disclaimer and matters that are required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

Auditor Independence. KPMG has provided to the Committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). The Committee has discussed with KPMG that firm's independence.

Annual Report on Form 10-K. Based on the Committee's review and the discussions referred to above, the Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for fiscal 2001.

Respectfully submitted,


Dale L. Rasmussen, Chairman
Robert M. Stemmler
William A. Wheeler

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth in summary form the compensation paid by the Company to the Chief Executive Officer and to the Company's three most highly compensated executive officers (the "Named Executives") for services in all capacities to the Company for the last three fiscal years:

                                           Annual Compensation    Long-Term Compensation
----------------------------------------------------------------------------------------------------------------
Name and Principal                                               Securities Underlying         Other Annual
 Position                   Fiscal Year        Salary ($)         Options/SARs(#) (1)        Compensation ($)
----------------------------------------------------------------------------------------------------------------

Donald A. Wright                2001             335,809                  75,000                  7,316 (4)
                          --------------------------------------------------------------------------------------
CEO and President               2000             292,008                 450,000 (2)              5,800 (4)
                          --------------------------------------------------------------------------------------
                                1999             247,551               1,000,000 (3)              5,547 (4)
----------------------------------------------------------------------------------------------------------------

Werner Hafelfinger              2001             200,000                  37,500                  2,438 (5)
                          --------------------------------------------------------------------------------------
COO, V.P. Operations            2000             175,000                 100,000 (2)              2,500 (5)
                          --------------------------------------------------------------------------------------
                                1999(6)           33,654                  50,000                    600 (5)
----------------------------------------------------------------------------------------------------------------

Nick A. Gerde (7)               2001             150,000                  37,500                  2,438 (5)
                          --------------------------------------------------------------------------------------
Former CFO, VP                  2000             140,000                 100,000 (2)              2,500 (5)
                          --------------------------------------------------------------------------------------
Finance,                        1999             130,000                 116,056 (3)              2,400 (5)
                          --------------------------------------------------------------------------------------
Treasurer and Assistant
                          --------------------------------------------------------------------------------------
Secretary
----------------------------------------------------------------------------------------------------------------

Sheryl A. Symonds               2001             190,473                  37,500                        --
                          --------------------------------------------------------------------------------------
V.P. Administration,            2000             176,364                 100,000 (2)                    --
                          --------------------------------------------------------------------------------------
General Counsel and             1999             160,973                 160,000 (3)                    --
 Secretary
----------------------------------------------------------------------------------------------------------------

________________________
(1)  Represents options to purchase shares of common stock.

(2) One-half of these options were granted in June 1999 with respect to fiscal 1999, and one-half were granted in May 2000, with respect to fiscal 2000.

(3) Represents repricing of previously granted options. On December 4, 1998, the Board of Directors approved the repricing of outstanding options under the Company's Amended and Restated Stock Incentive Plan. For purposes of this table, repriced options are considered to be option grants and, therefore, are required to be included in the table as options granted in fiscal 1999. Other than repricing of options, no options were granted to Mr. Wright, Mr. Gerde, or Ms. Symonds during fiscal 1999.

(4) Represents estimated value of the personal use of Company vehicles ($4,138 in fiscal 2001; $5,000 in fiscal 2000; $4,800 in fiscal 1999) and premiums on $2 million of key-man life insurance denoting Mr. Wright's spouse as beneficiary.

(5)  Represents estimated value of the personal use of a Company vehicle.

(6) Represents the compensation received by Mr. Hafelfinger during the three months he was employed by the Company in fiscal year 1999.

(7)  Mr. Gerde's employment with the Company terminated on August 15, 2001.

Option Grants Table

The following table sets forth information on grants of stock options by the Company during the year ended May 31, 2001 to the Named Executives:

                                            % of Total
                           Securities         Options
                           Underlying        Granted to        Exercise or                      Grant Date
                            Options         Employees in       Base Price       Expiration        Present
Name                        Granted (#)      Fiscal Year        ($/Share)          Date        Value(1) ($)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Donald A. Wright             75,000            23.1%             $0.22            5/24/11         $16,500
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Werner Hafelfinger           37,500            11.6%             $0.22            5/24/11         $ 8,250
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Nick A. Gerde                37,500            11.6%             $0.22            5/24/11         $ 8,250
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Sheryl A. Symonds            37,500            11.6%             $0.22            5/24/11         $ 8,250
-----------------------------------------------------------------------------------------------------------

_____________________
(1) Although the Company believes that it is not possible to place a value on an option, in accordance with the rules of the SEC, the Company has used a Black-Scholes model of option valuation to estimate grant date present value. The actual value realized, if any, may vary significantly from the values estimated by this model. Any future values realized will ultimately depend upon the excess of the stock price over the exercise price on the date the option is exercised. The assumptions used to estimate the grant date present value of this option were: volatility (148.11%); risk-free rate of return (6%); dividend yield (0%); and time of exercise (remaining life 10 years).

Aggregated Options and Fiscal Year-End Option Values

The following table summarizes the aggregate employee stock options and non-public warrants, and their market values at May 31, 2001, held by the Named
Executives:

                                  Number of Securities                    Value of Unexercised
                                 Underlying Unexercised                   In-the-Money Options
                                  Options at FY-end (#)                    at FY-end ($) (1)
                           ------------------------------------  ---------------------------------------
Name                          Exercisable       Unexercisable         Exercisable        Unexercisable
----                       ------------------  ----------------  ---------------------  ----------------
Donald A. Wright               2,307,560               --                   --                 --
Werner Hafelfinger (2)           197,500               --                   --                 --
Nick A. Gerde                    308,556               --                   --                 --
Sheryl A. Symonds                297,500               --                   --                 --

(1) No options or warrants held by the Named Executives had exercise prices of less than $0.21 per share, the closing price of the common stock on May 31, 2001.

(2) Includes options to purchase 10,000 shares granted to Mr. Hafelfinger in October 1998 under the Amended and Restated Independent Director Stock Plan, when Mr. Hafelfinger was a non-employee director of the Company.

Employment Agreements

The Company has entered into employment agreements with Mr. Wright, Mr. Hafelfinger, and Ms. Symonds. The employment agreements employ Mr. Wright through fiscal 2003, and employ Mr. Hafelfinger and Ms. Symonds through fiscal 2002. The employment agreements provide for an annual salary in fiscal 2002 of $386,180, $210,000 and $205,710 for Mr. Wright, Mr. Hafelfinger and Ms. Symonds, respectively. Mr. Wright agreed to forego $50,000 of his fiscal 2002 salary and received 238,095 restricted shares of common stock in lieu of this amount. Mr. Hafelfinger and Ms. Symonds each agreed to forego $10,000 of their fiscal 2002 salary and each received 47,619 restricted shares of common stock in lieu of the foregone salary. The employment agreements also provide for the annual grant of options to purchase up to 275,000 shares of common stock for Mr. Wright, and up to 50,000 shares of common stock for Mr. Hafelfinger and Ms. Symonds. Of these, 50,000 of Mr. Wright's options are fixed, 25,000 of Mr. Hafelfinger's and Ms. Symonds' options are fixed, and the remainder are discretionary. The exercise price of any such options is equal to the fair market value of the common stock on the date of grant. Each option may contain vesting and other terms as are approved by the Board of Directors, and will expire ten years after the date of grant. If a Named Executive's employment with the Company is terminated without cause, or if there is a change of control, as those terms are defined in their employment agreements, the Company will be required to make severance payments equal to, in the case of Mr. Wright, twice Mr. Wright's then-current annual base salary; in the case of Ms. Symonds, one and one-half times her then-current annual base salary; and in the case of Mr. Hafelfinger, twice his then-current annual base salary in the event of a change in control or one times his then-current annual base salary if he is terminated without cause. Under these employment agreements, Mr. Wright and Mr. Hafelfinger agreed not to compete with the Company for two years following termination of employment. The Board of Directors adopted a management incentive compensation program, which provides for the payment of cash bonuses to the Named Executives, the group presidents, and certain other senior managers, upon attainment of certain goals. Under this program, each participant can earn a cash bonus of 10% of his or her annual salary if the Company achieves both budgeted revenue and budgeted operating income levels for the year and an additional 5% if the Company exceeds these budgeted amounts by 10%, for a possible total bonus of 15% of annual salary.
The Named Executives did not earn bonuses under this program for fiscal 2001.

On August 15, 2001, Nick Gerde, who served as Vice President Finance of the Company, as well as Treasurer and Assistant Secretary, left his employment with the Company. In accordance with Mr. Gerde's employment agreement and a separation letter executed by Mr. Gerde and the Company, Mr. Gerde will receive severance pay of $150,000, which is the equivalent of one year's salary. This severance is payable on regular payroll days over a 12-month period. Mr. Gerde will also receive medical benefits for one year.

Certain Tax Considerations Related to Executive Compensation

As a result of Section 162(m) of the Code, if the Company pays more that $1,000,000 in compensation to a "covered employee" (the chief executive officer and the next four highest paid employees) in a single year, then the Company's deduction for such compensation could be limited to $1,000,000.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of William A. Wheeler, Dale L. Rasmussen, and Gene C. Sharratt, none of whom are employees or current or former owners of the Company.

Board Compensation Committee Report on Executive Compensation

The Committee. The Compensation Committee of the Board of Directors (the "Committee") is composed of three non-employee directors: William A. Wheeler, Chairman, Dale L. Rasmussen, and

Gene C. Sharratt. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. From time to time officers of the Company attend meetings of the Committee. However, no officer participates in discussions or deliberations regarding his or her own compensation.

Responsibilities of the Committee. The Committee's purpose is to provide a compensation environment that will support and assist in fulfilling the corporate mission and purpose. The Committee is responsible for developing and making recommendations to the Board with respect to the Company's compensation policies, reviewing the performance of the Company's Chief Executive Officer, and determining the level of compensation to be paid to executive officers and certain other key employees of the Company. The Committee coordinates its efforts with the Company's Option Committee with respect to the grant of stock options or other awards to executive officers and key employees under the Company's Amended and Restated Stock Incentive Plan and 1999 Stock Incentive Plan (the "Stock Incentive Plans"). The Committee also administers the Company's Amended and Restated Independent Director Stock Plan and the Company's Employee Stock Purchase Plan.

Executive Compensation. The Company's executive compensation program is designed to support the achievement of Company goals and to ensure that the interests of executive officers and key employees are aligned with the success of the Company. Consequently, a significant portion of the compensation of executive officers and key employees has been through the grant of options under the Stock Incentive Plans. The Committee believes that tying a significant portion of executive compensation to the growth of the Company's stock price helps align the interests of management with those of the Company's shareholders.

Compensation of the Chief Executive Officer. Mr. Wright's salary increased at the beginning of fiscal 2001 in accordance with his employment agreement, which provides for an annual 15% increase. This percentage was set by the Committee at the end of fiscal 2000, based on a number of criteria, including relevant data from a third party compensation survey. In using the survey, the Committee compared the Company to other Northwest publicly-traded manufacturing companies within the applicable revenue range. Based on the survey information, the Committee believes that Mr. Wright contractual salary is at approximately the median in terms of base salary for chief executive officers of similarly situated Northwest manufacturing companies.

Annual Salaries. Annual salaries for the executive officers of the Company are set pursuant to the terms of employment agreements with Mr. Wright, Mr. Hafelfinger and Ms. Symonds. The president of the Company's U.S. Electronics Group also has an employment agreement that establishes his annual salary. Annual salaries under the employment agreements are subject to increase on an annual basis in accordance with the terms of those agreements. All of these employment agreements are approved by the Committee when they are first signed. From time to time, the Committee has also elected to review these contracts annually. In May 2000, the Committee reviewed Mr. Hafelfinger's contract and, after considering his duties and applicable third-party compensation survey data, increased his salary for fiscal 2001 by $10,000. In August 2001, Mr. Gerde left his employment with the Company and the Company agreed to pay severance in accordance with his employment agreement amounting to $150,000 payable over 12 months and to continue his medical benefits for 12 months.

Adjustment to Annual Salaries for Fiscal 2002. During May 2001, after reviewing the Company's financial performance and cash position, the Committee determined that the Named Executives should be requested to accept restricted common stock of the Company in lieu of some or all of their contractual salary increases for fiscal 2002. The amount of common stock granted in lieu of salary increases was calculated by dividing the cash compensation not received by the fair market value of a share of the Company's common stock. The fair market value of the Company's common stock was deemed to be the average of the closing price of the Company's common stock on Nasdaq for the five trading days prior to June 1, 2001. Mr. Wright agreed to forego $50,000 in salary and received 238,095 shares of restricted common stock as of June 1, 2001. Mr. Hafelfinger, Mr. Gerde, and Ms. Symonds each agreed to forego $10,000 in salary and each received 47,619 shares of restricted common stock as of June 1, 2001.

Incentive Compensation Program. The Company has a management incentive compensation program, which provides for the payment of cash bonuses to the executive officers and certain other senior managers, upon attainment of certain goals. The purpose of the plan is to provide a direct financial incentive to achieve predetermined levels of Company performance. Under this program, each of the participants can earn a cash bonus of 10% of their annual salary upon achieving budgeted revenue and operating income levels for the year and an additional 5% upon exceeding budgeted revenue and operating income by 10%. The Committee did not consider any of the Named Executives for cash bonuses for fiscal 2001 because of the Company's financial performance in fiscal 2001.

Long-Term Incentive Compensation. The Stock Incentive Plans are long-term incentive plans for executives, managers, and other employees of the Company. The objective of the Plans is to align employee and shareholder long-term interests by creating a strong and direct link between compensation and shareholder value. The Stock Incentive Plans authorize the Board of Directors, or a committee of the Board, to award stock options to officers and other employees of the Company, as well as to directors and consultants. The Board of Directors has designated the Option Committee to administer the Stock Incentive Plans, and the Committee works with the Option Committee with respect to the grant of options to executive officers and key employees. Stock options are granted at an exercise price not less than 100% of the fair market value of the Company's common stock on the date of grant. The amount of stock option grants to an individual depends on the person's level of responsibility in the Company and the person's job performance. Stock options granted under the Stock Incentive Plans may contain vesting provisions. All of the Named Executives received stock option grants at the end of fiscal 2001 as part of the fiscal 2001 annual option grant program for key employees. The number of options granted to each of the Named Executives at the end of fiscal 2001 was reduced from the previous year because of the Company's performance in fiscal 2001.

Deductibility. Section 162(m) of the Internal Revenue Code of 1986, as amended, limits to $1 million per person the amount that the Company may deduct for compensation paid to any of its most highly compensated officers unless the compensation is performance based. The levels of compensation paid by the Company have not exceeded this limit. Although it may be possible in any given year for option exercises to cause an officer's total compensation for that year to exceed $1 million, the Committee believes that any options granted under the Stock Incentive Plan would meet the requirement of being performance-based and would, therefore not be subject to the $1 million limit on deductibility.

Respectfully submitted,


William A. Wheeler, Chairman
Dale L. Rasmussen
Gene C. Sharratt

Performance Graph

The following graph shows a comparison of the cumulative total return on the Company's common stock, the Standard & Poor's ("S&P") 500 Index and the S&P Aerospace/Defense Index, a published industry index, for the period beginning May 31, 1996 and ending May 31, 2001. The graph assumes that $100 was invested on May 31, 1996, in the Company's common stock, the S&P 500 Index and the industry index, and that all dividends were reinvested. The stock price information shown on the graph below is not necessarily indicative of future price performance.

                              [PERFORMANCE GRAPH]


----------------------------------------------------------------------------------------------------------
Company /Index Name                         5/31/96     5/31/97    5/31/98    5/31/99   5/31/00    5/31/01
---------------------------------------     -------     -------    -------    -------   -------    -------
Pacific Aerospace & Electronics, Inc.        100.00       74.82     149.88      41.32     30.56       5.13

S&P 500                                      100.00      126.78     163.02     194.56    212.31     187.68

S&P Aerospace                                100.00      120.48     126.16     127.38    101.58     144.59
----------------------------------------------------------------------------------------------------------

1999 Stock Incentive Plan

The Company's shareholders adopted the Company's 1999 Stock Incentive Plan (the "1999 Plan") in October 1999. The Company has reserved for issuance under the 1999 Plan a maximum of 4,000,000 shares of common stock, subject to certain adjustments. Under the 1999 Plan, the plan administrator may award incentive stock options ("ISOs") to key employees, and may award non-qualified stock options ("NSOs"), stock appreciation rights ("SARs"), stock and cash bonus awards, restricted stock, and performance units to employees and certain non-employees (other than non-employee directors) who have important relationships with the Company or its subsidiaries. However, no person may receive options to purchase more than 1,000,000 shares in any one year. As of May 31, 2001, options to purchase an aggregate of 761,500 shares of common stock had been granted under the 1999 Plan, of which options to purchase 7,500 shares had been forfeited, leaving 3,246,000 shares available as of May 31, 2001 for future grant under the 1999 Plan. On June 1, 2001, an aggregate of 380,952 shares of restricted stock were issued to the Named Executives under the 1999 Plan in lieu of salary increases, leaving 2,865,048 shares available as of June 1, 2001 for future grant under the 1999 Plan.

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

Amended and Restated Stock Incentive Plan

The Company's shareholders adopted the Company's Amended and Restated Stock Incentive Plan (the "1996 Plan") in October 1996. The Company has reserved for issuance under the 1996 Plan a maximum of 3,000,000 shares of common stock, subject to certain adjustments. As of May 31, 2001, options to purchase an aggregate of 3,144,448 shares of common stock had been granted under the 1996 Plan, of which options for 25,000 shares had been exercised, and options for 268,000 shares had been forfeited, leaving 123,552 shares available as of May 31, 2001 for future grants under the 1996 Plan. The terms and administration of the 1996 Plan are substantially similar to those of the 1999 Plan. The primary differences between the 1999 Plan and the 1996 Plan relate to the termination provisions for options. Under the 1996 Plan, options would expire 12 months after the termination of employment by reason of death or disability or within three months after termination for any other reason except for cause.

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

At May 31, 2001, 32,559 shares of common stock had been issued under the Director Plan, and options to purchase an additional 139,137 shares of common stock had been granted, 10,000 of which were forfeited, leaving 338,304 shares available for issuance under the Director Plan.

Employee Stock Purchase Plan

The Company's shareholders adopted the Company's 1997 Employee Stock Purchase Plan in October 1997 (the "Employee Stock Plan"). The Company has reserved for issuance under the Employee Stock Plan a maximum of 1,000,000 shares of common stock, subject to certain adjustments, for issuance to eligible employees of the Company and its subsidiaries. The Company pays all expenses relating to the Employee Stock Plan except expenses related to the resale of shares acquired by employees under the plan. The Employee Stock Plan is administered by the Compensation Committee of the Board of Directors. The plan administrator designated Salomon Smith Barney, Inc. as the plan's custodian to vote the shares pursuant to the participants' instructions, keep the plan records, and provide periodic statements to participants.

The Company's Board of Directors terminated the Employee Stock Plan on August 24, 2001. Between June 1, 2000 and May 31, 2001, between 100 and 142 employees participated in the Employee Stock Plan each month, purchasing stock at prices ranging between $0.1615 per share and $1.5938 per share. During fiscal 2001, a total of 407,092 shares of common stock were issued under the Employee Stock Plan, and a total of 591,730 shares had been issued since inception of the plan, leaving 408,270 shares available for issuance as of May 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table shows, to the best of the Company's knowledge based on the records of the Company's transfer agent and the Company's records on issuances of shares, as adjusted to reflect changes in ownership documented in filings with the Securities and Exchange Commission made by certain shareholders and provided to the Company pursuant to Section 16 of the Exchange Act, and statements provided to the Company by certain shareholders, the common stock owned as of August 27, 2001, by (1) each person known by the Company to own beneficially more than 5% of the outstanding common stock; (2) each of the Company's current directors; (3) the Named Executives; and (4) all executive officers and the current directors of the Company as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the common stock owned by them.

                                                             Amount and Nature of          Percentage of
Name and Address of Beneficial Owner:                      Beneficial Ownership (1)        Common Stock
-----------------------------------------------------  --------------------------------   ---------------
DDJ Capital Management, LLC(2)                                    4,036,978                     9.3%
141 Linden St. #S-4
Wellesley, MA 02482

Donald A. Wright(3)                                               2,985,705                     7.1%
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Werner Hafelfinger(4)                                               419,760                       *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Dale L. Rasmussen(5)                                                 30,492                       *
c/o IMPCO Technologies, Inc.
708 Industrial Drive
Tukwila, WA  98188

Gene C. Sharratt, Ph.D. (6)                                           2,500                       *
c/o North Central Educational Service District
P.O. Box 1847
Wenatchee, WA  98807

Robert M. Stemmler(7)                                                18,137                       *
c/o IMPCO Technologies, Inc.
16804 Gridley Place
Cerritos, CA  90703

William A. Wheeler(5)                                                28,092                       *
2011 Lombard Lane
Yakima, WA 98902

Sheryl A. Symonds(8)                                                352,962                       *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Nick A. Gerde(9)                                                    398,225                       *
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

All executive officers and current directors as a                 3,837,648                     8.9%
 group
(7 persons) (10)

------------------
*    Less than 1%.

(1) Shares that a person has the right to acquire within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person but are not deemed to be outstanding as to any other person or group.

(2) Includes warrants to purchase 4,036,978 shares of common stock at an exercise price of $.001 per share held by affiliates of DDJ Capital Management, LLC, as follows: B III Capital Partners, L.P. - 1,883,923 shares; DDJ Canadian High Yield Fund - 538,263 shares; B III-A Capital Partners, L.P. - 807,396 shares; State Street Bank & Trust, Custodian - 807,396 shares.

(3) Includes (a) 4,000 shares issuable upon exercise of public warrants, (b) 100,000 shares issuable upon exercise of another warrant, and (c) 2,207,560 shares issuable upon exercise of vested stock options.

(4)  Includes 197,500 shares issuable upon exercise of vested stock options.

(5) Includes 20,000 shares issuable upon exercise of vested stock options. Does not include 10,000 shares issuable upon exercise of unvested stock options.

(6) Includes 2,500 shares issuable upon exercise of vested stock options. Does not include 10,000 shares issuable upon exercise of unvested stock options.

(7) Includes 16,637 shares issuable upon exercise of vested stock options. Does not include 10,000 shares issuable upon exercise of unvested stock options.

(8) Includes (a) 500 shares issuable upon exercise of public warrants and (b) 297,500 shares issuable upon exercise of vested stock options.

(9) Includes (a) 4,000 shares issuable upon exercise of public warrants, (b) 25,000 shares issuable upon exercise of another warrant, and (c) 283,556 shares issuable upon exercise of vested stock options. Mr. Gerde's employment with the Company terminated on August 15, 2001 and he is not a current director.

(10) Includes currently exercisable warrants and options to purchase up to 2,846,197 shares of common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreements. The Company has entered into employment agreements with Donald A. Wright, Werner Hafelfinger and Sheryl A. Symonds. The Company terminated an employment agreement with Nick A. Gerde in August 2001 and entered into a severance arrangement with Mr. Gerde. See "Item 11 - Executive Compensation - Employment Agreements."

Condominium. In November 1998, the Company entered into a Condominium Purchase and Sale Agreement (the "Condominium Agreement") with Donald A. Wright, the Company's Chief Executive Officer, President, and Chairman of the Board. Pursuant to the Condominium Agreement, Mr. Wright agreed to purchase from the Company a residential condominium unit within the Company's headquarters building for a total purchase price of $175,000. At the time the Condominium Agreement was executed, the condominium had not been completed. Upon completion, the condominium had a value higher than Mr. Wright's purchase price. As a result, Mr. Wright requested that the purchase be rescinded. The Board of Directors agreed to rescind the purchase, but amended Mr. Wright's employment agreement to require Mr. Wright to reside in the condominium unit. Mr. Wright pays rent on the condominium unit of $750.00 per month. In addition, the Board approved an Option to Purchase, which grants to Mr. Wright the right to purchase the condominium unit. The option became exercisable February 1, 2000. The purchase price would be: (i) $300,000 if the option is exercised on or after February 1, 2001, but prior to February 1, 2002; and (ii) $250,000 if the option is exercised on or after February 1, 2002. In June 2001, the Board of Directors voted to decrease the purchase price to $250,000 prior to February 1, 2002 if Mr. Wright would agree to exercise the option, which he has not done to date. The option terminates ten business days after Mr. Wright's employment relationship with the Company ceases for any reason other than death.

NCESD Lease. In August 2001, the Company entered into a lease agreement with North Central Educational Services District (the "NCESD"), pursuant to which the NCESD leased the second floor of the Company's Wenatchee headquarters building from the Company for $6,183 per month for a term of 24 months. In authorizing the lease, the Board of Directors determined that the lease was made for fair market value. Gene C. Sharratt, a director of the Company, is Superintendent of the NCESD.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 27, 2001

                                   PACIFIC AEROSPACE & ELECTRONICS, INC.


                                   By /s/ DONALD A. WRIGHT
                                     --------------------------------------
                                     DONALD A. WRIGHT
                                     President and Chief Executive Officer