Form 10-Q
period 2001-08-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2001-10-15
CIK 790023

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _______________

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

                                  509-667-9600
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan confirmed by court. Yes____ No____

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 9, 2001, there were 39,315,309 shares outstanding of the Company's Common Stock, par value $.001 per share.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets - August 31, 2001 and May 31, 2001

Consolidated Statements of Operations and Comprehensive Loss - First Quarters Ended August 31, 2001 and August 31, 2000.

Consolidated Statements of Cash Flows - First Quarters Ended August 31, 2001 and August 31, 2000

Management's Statement and Notes to Unaudited Consolidated Financial Statements
- First Quarter Ended August 31, 2001

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        August 31, 2001 and May 31, 2001

                                                                                      August 31,               May 31,
                                                                                         2001                   2001
                            ASSETS                                                   (Unaudited)              (Audited)
------------------------------------------------------------------                -----------------        ---------------
CURRENT ASSETS
  Cash                                                                             $      4,822,000         $    4,095,000
  Accounts receivable, net                                                               16,746,000             19,101,000
  Inventories                                                                            21,726,000             22,994,000
  Deferred income taxes                                                                     118,000                115,000
  Prepaid expense and other current assets                                                  937,000                666,000
                                                                                  -----------------        ---------------
             Total Current Assets                                                        44,349,000             46,971,000
                                                                                  -----------------        ---------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                       25,822,000             26,754,000
                                                                                  -----------------        ---------------

OTHER ASSETS
  Costs in excess of net book value of acquired subsidiaries, net                           351,000                351,000
  Patents, net                                                                              718,000                735,000
  Deferred financing costs, net                                                           5,490,000              5,597,000
  Deferred income taxes                                                                           -                      -
  Other assets                                                                              366,000                408,000
                                                                                  -----------------        ---------------
               Total Other Assets                                                         6,925,000              7,091,000
                                                                                  -----------------        ---------------

TOTAL ASSETS                                                                       $     77,096,000         $   80,816,000
                                                                                  =================        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                 $     11,571,000         $   12,639,000
  Accrued liabilities                                                                     4,574,000              5,209,000
  Accrued interest                                                                        4,664,000              2,831,000
  Current portion of long-term debt                                                      14,357,000                929,000
  Current portion of capital lease obligations                                              314,000                329,000
  Senior subordinated notes payable                                                      63,700,000                      -
                                                                                  -----------------        ---------------
                Total Current Liabilities                                                99,180,000             21,937,000
                                                                                  -----------------        ---------------

LONG-TERM LIABILITIES
  Long-term debt, net of current portion                                                  2,377,000             16,969,000
  Capital lease obligations, net of current portion                                         956,000              1,005,000
  Senior subordinated notes payable                                                               -             63,700,000
  Deferred income taxes                                                                     865,000              2,077,000
  Deferred rent and other                                                                   227,000                242,000
                                                                                  -----------------        ----------------
                 Total Long Term Liabilities                                              4,425,000             83,993,000
                                                                                  -----------------        ---------------

Total Liabilities                                                                       103,605,000            105,930,000
                                                                                  -----------------        ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Convertible preferred stock                                                                     -                      -
  Common stock                                                                               39,000                 39,000
  Additional paid-in capital                                                             86,988,000             86,917,000
  Accumulated other comprehensive loss                                                   (8,583,000)            (9,165,000)
  Accumulated deficit                                                                  (104,953,000)          (102,905,000)
                                                                                  -----------------        ---------------
                  Total Stockholders' Equity (Deficit)                                  (26,509,000)           (25,114,000)
                                                                                  -----------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $     77,096,000         $   80,816,000
                                                                                  =================        ===============

  The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  First Quarters Ended August 31, 2001 and 2000

                                                                         Quarters Ended
                                                         -----------------------------------------------

                                                            August 31,                     August 31,
                                                               2001                           2000
                                                           (Unaudited)                    (Unaudited)
                                                         ----------------               ----------------
NET SALES                                                    $23,429,000                    $27,643,000

COST OF SALES                                                 18,354,000                     22,721,000
                                                         ----------------               ----------------

GROSS PROFIT                                                   5,075,000                      4,922,000

OPERATING EXPENSES                                             3,718,000                      4,812,000
                                                         ----------------               ----------------

INCOME FROM OPERATIONS                                         1,357,000                        110,000
                                                         ----------------               ----------------

OTHER INCOME AND EXPENSE
     Interest Income                                               8,000                              -
     Interest Expense                                         (3,105,000)                    (2,296,000)
     Other                                                        58,000                         47,000
                                                         ----------------               ----------------
                                                              (3,039,000)                    (2,249,000)
                                                         ----------------               ----------------

NET LOSS BEFORE INCOME TAXES                                  (1,682,000)                    (2,139,000)

PROVISION FOR INCOME TAXES                                      (362,000)                      (113,000)
                                                         ----------------               ----------------

NET LOSS                                                      (2,044,000)                    (2,252,000)

Other comprehensive income (loss):

     Foreign currency translation                                582,000                     (2,266,000)
                                                         ----------------               ----------------

COMPREHENSIVE LOSS                                           $(1,462,000)                   $(4,518,000)
                                                         ================               ================



NET LOSS PER SHARE:
        BASIC                                                $     (0.05)                   $     (0.07)
        DILUTED                                              $     (0.05)                   $     (0.07)

SHARES USED IN COMPUTATION OF
     NET LOSS PER SHARE:
        BASIC                                                 39,260,000                     33,113,503
        DILUTED                                               39,260,000                     33,113,503

   The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                  FIRST QUARTERS ENDED AUGUST 31, 2001 and 2000

                                                                      Quarters Ended
                                                              ------------------------------

                                                                August 31,         August 31,
                                                                   2001               2000
                                                               (Unaudited)        (Unaudited)
                                                              ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
         Net cash from (used in) operating activities          $ 1,398,000        $(3,864,000)
                                                              ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment                           (878,000)          (813,000)
     Proceeds from sale of property and equipment                  232,000                  -
                                                              ------------       ------------
          Net cash used in investing activities                   (646,000)          (813,000)
                                                              ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net borrowings under line of credit                                 -          1,042,000
     Proceeds from long-term debt                                   38,000             26,000
     Payments on long term debt and capital leases                (256,000)          (407,000)
     Sale of common stock, net of issuance costs                    68,000          1,891,000
                                                              ------------       ------------
            Net cash from (used in) financing activities          (150,000)         2,552,000
                                                              ------------       ------------

NET CHANGE IN CASH                                                 602,000         (2,125,000)

CASH AT BEGINNING OF PERIOD                                      4,095,000          2,154,000
EFFECT OF EXCHANGE RATES ON CASH                                   125,000            (29,000)
                                                              ------------       ------------

CASH AT END OF PERIOD                                          $ 4,822,000        $         -
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

                       First Quarter Ended August 31, 2001

Management's Statement
----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position as of August 31, 2001 and May 31, 2001, the consolidated results of operations for the three months ended August 31, 2001 and August 31, 2000, and the consolidated statements of cash flows for the three months ended August 31, 2001 and August 31, 2000. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended May 31, 2001 and 2000.

The results of operations for the quarter ended August 31, 2001 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

Note 1: Net Income (Loss) Per Share:
        ----------------------------

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. As the Company had a net loss for the periods ended August 31, 2001 and August 31, 2000, basic and diluted net loss per share are the same.

Potential amounts of shares that were not included in the computation of weighted average diluted shares were 10,800,391.

Note 2: Inventories
        -----------

Components of inventories are as follows:

                                           August 31,            May 31,
                                              2001                2001
                                              ----                ----

Raw materials                            $   3,746,000       $  5,032,000

Work in progress                            10,971,000         10,990,000

Finished goods                               7,009,000          6,972,000
                                         -------------       ------------
     Total                               $  21,726,000       $ 22,994,000
                                         =============       ============

Note 3: Going Concern
        -------------

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

During the three months ended August 31, 2001, cash provided by operating activities was $1,398,000. Our future success will depend heavily on our ability to generate cash from operating activities and to meet our obligations as they become due. We are focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls. We have also downsized, closed, or sold certain of our operations that had consistently produced negative cash flow. If we are not sufficiently successful in increasing cash provided by operating activities, we may need to sell additional common stock or sell assets outside of the ordinary course of business in order to meet our obligations. There is no assurance that we will be able to achieve sufficient cash from operations, to sell additional common stock, or to sell our assets for amounts in excess of book value. If we are unable to generate the necessary cash, we could be unable to continue operations, and we could seek protection from creditors under the bankruptcy laws.

Our existing cash and credit facilities will not be sufficient to meet our obligations as they become due. Consequently, we will need to obtain additional cash. Our actual cash needs will depend primarily on the amount of cash generated from or used by operations and financing activities. We cannot predict accurately the amount or timing of our future cash needs. We did not make a semi-annual interest payment of approximately $3.6 million on our 11 1/4% senior subordinated notes (the "Notes") that was due on August 1, 2001, and we were not able to make that payment before expiration of the 30-day grace period that expired on August 31, 2001. As a result, an event of default occurred under the Notes. In addition, we did not make a quarterly interest payment of approximately $618,000 that was due on our 18% senior secured loan (the "Senior Debt") on September 30, 2001, and we were not able to make that payment before expiration of a 5-day grace period. As a result of the payment defaults on both the Notes and the Senior Debt, an event of default occurred under the Senior Debt.

We are currently negotiating with the holders of approximately 98% of the Notes (the "Noteholders") regarding a proposed restructuring of the Company's debt and equity structure. In connection with the proposed restructuring, we have entered into a lock-up agreement (the "Lock-up") with the Noteholders, which provides that the Noteholders will waive the Company's existing and future defaults under the Notes. Under the terms of the Lock-up, the Noteholders would exchange their Notes, including accrued interest, for a combination of common stock, convertible preferred stock, and new notes. Under the Lock-up, after conversion of the preferred stock, which would occur immediately after shareholder approval of an increase in the number of authorized shares of common stock, the Noteholders would own approximately 95% of our common stock on a fully diluted basis. The notes to be issued to the Noteholders in the exchange would consist of $12.5 million of 10% pay-in-kind notes and $17.5 million in new senior subordinated notes. As part of the restructuring, our Board of Directors would be reconstituted to consist of five directors, four of whom would be designated by the Noteholders. The fifth director would be our President and Chief Executive Officer, Don Wright. The Lock-up expires on December 31, 2001 or upon consummation of the restructuring, if earlier. The Noteholders can terminate the Lock-up earlier under certain circumstances, including if we materially breach the Lock-up or if we do not comply with our covenants under the Lock-up.

The Lock-up contains covenants on the part of the Company to proceed diligently to sell our European Aerospace Group by October 31, 2001 and to repay the Senior Debt out of the proceeds of the sale. Excess proceeds of the sale would be used to pay down a portion of the $17.5 million new senior subordinated notes and to fund a $5 million working capital loan. On October 5, 2001, after discussions with the Noteholders, we announced that we have decided to discontinue our efforts to sell our European Aerospace Group. Consequently, the sale proceeds will not be available for the purposes contemplated in the Lock-up. We are currently discussing with the Noteholders what amendments to the Lock-up may be necessary as a result of this development.

We have also entered into an agreement (the "Forbearance Agreement") with the holders of the Senior Debt (the "Senior Lenders"). Under the terms of the Forbearance Agreement, the Senior Lenders have agreed to waive our payment defaults and certain other defaults until December 31, 2001. Pursuant to the Forbearance Agreement, the interest rate on the Senior Debt increased from 18% to 21%, and the maturity date of the Senior Debt was changed to December 31, 2001. The Company also agreed to pay the Senior Lenders a transaction fee equal to 2% of the outstanding principal of the Senior Debt, or approximately $288,658. The transaction fee and the September 30, 2001 interest payment were paid in kind in lieu of cash by increasing the outstanding principal amount of the Senior Debt. To facilitate the Forbearance Agreement, the Noteholders agreed to increase the amount of senior debt permitted by the indenture that governs the Notes to the extent necessary to permit the September 30 interest payment on the Senior Debt and the Senior Lender's transaction fee to be paid in kind.

We have also been notified by one of our secured lenders that we are not in compliance with certain covenants of loans that are secured by a deed of trust on our headquarters building and other assets. The lender has, to date, agreed not to exercise its remedies, but we can offer no assurance that the lender will continue to forbear until we can regain compliance with those covenants, if at all. We need to raise additional cash to make future payments on our debt and to fund our operations. If we are unable to obtain sufficient cash when needed to fund our operations, to make our loan payments, and to pay our other obligations when due, we may be forced to seek protection from creditors under the bankruptcy laws.

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


Three months ended August 31, 2001

                                                                                                     Corporate,
                                               U.S.             European             U.S.            other and
                                            Aerospace          Aerospace          Electronics       eliminations         Total
                                          ---------------    --------------     --------------    ----------------    ------------
Net sales to customers                    $     4,854,000        12,800,000          5,775,000                  --      23,429,000
Net sales between segments                          1,000                --                 --              (1,000)             --
Income (loss) from operations                     670,000         1,151,000          1,253,000          (1,717,000)      1,357,000
Interest income                                        --             8,000                 --                  --           8,000
Interest expense                                   70,000           954,000             40,000           2,041,000       3,105,000
Other income (expense)                             30,000             1,000             12,000              15,000          58,000
Identifiable assets                            12,777,000        35,065,000         17,825,000          11,429,000      77,096,000


Three months ended August 31, 2000

                                                                                                     Corporate,
                                                U.S.            European              U.S.           other and
                                              Aerospace        Aerospace         Electronics        eliminations         Total
                                            -------------    --------------     --------------    ----------------    ------------
Net sales to customers                      $   7,250,000        12,622,000          7,771,000                  --      27,643,000
Net sales between segments                        122,000                --                 --            (122,000)             --
Income (loss) from operations                  (1,180,000)          370,000          2,642,000          (1,722,000)        110,000
Interest income                                        --                --                 --                  --              --
Interest expense                                   96,000         1,026,000             33,000           1,141,000       2,296,000
Other income (expense)                             11,000                --             36,000                  --          47,000
Identifiable assets                            33,687,000        69,661,000         24,696,000          12,906,000     140,950,000

Note 5: Discontinuance of Efforts to Sell our European Aerospace Group
        --------------------------------------------------------------

On October 31, 2000, we announced our intention to sell our European Aerospace Group in order to reduce our outstanding 11 1/4% senior subordinated notes. We entertained several bids for the group. However, on October 5, 2001, after discussions with our Noteholders, we announced that we have decided to discontinue our efforts to sell our European Aerospace Group. We may resume efforts to sell this Group at some point in the future, but we have no current plans to do so.

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

                      Pacific Aerospace & Electronics, Inc.
                      Consolidating Condensed Balance Sheet
                                August 31, 2001

                                                                       GUARANTOR     NON-GUARANTOR
                                                         PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                         ------      ------------    ------------     ------------      ------------
ASSETS
------

CURRENT ASSETS
    Cash and cash equivalents                       $      594,000    $      48,000   $  4,180,000   $           -    $   4,822,000
    Accounts receivable, net                                     -        5,167,000     11,595,000         (16,000)      16,746,000
    Inventories                                                  -       13,069,000      8,657,000               -       21,726,000
    Other                                                4,176,000          333,000        627,000      (4,081,000)       1,055,000
                                                    --------------    -------------   ------------   -------------   --------------
          Total current assets                           4,770,000       18,617,000     25,059,000      (4,097,000)      44,349,000

PROPERTY, PLANT, AND EQUIPMENT, net                      5,248,000       10,568,000     10,006,000               -       25,822,000

OTHER ASSETS
    Costs in excess of net book value
          of acquired subsidiaries, net                          -          351,000              -               -          351,000
    Investment in and loans to subsidiaries             43,101,000       72,618,000              -    (115,719,000)               -
    Other                                                5,490,000        1,084,000              -               -        6,574,000
                                                    --------------    -------------   ------------   -------------    -------------
          Total other assets                            48,591,000       74,053,000              -    (115,719,000)       6,925,000
                                                    --------------    -------------   ------------   -------------    -------------

TOTAL ASSETS                                        $   58,609,000    $ 103,238,000   $ 35,065,000   $(119,816,000)   $  77,096,000
                                                    ==============    =============   ============   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
    Accounts payable                                $    1,122,000    $   3,856,000   $  6,609,000   $     (16,000)   $  11,571,000
    Current portion of long-term debt                   77,520,000          537,000              -               -       78,057,000
    Other                                                4,988,000        2,009,000      6,636,000      (4,081,000)       9,552,000
                                                    --------------    -------------   ------------   -------------    -------------
          Total current liabilities                     83,630,000        6,402,000     13,245,000      (4,097,000)      99,180,000

LONG-TERM LIABILITIES
    Long-term debt, net of current portion               1,200,000        1,177,000              -               -        2,377,000
    Intercompany note and loan payable                           -       71,883,000     36,957,000    (108,840,000)               -
    Other                                                  288,000          416,000      1,344,000               -        2,048,000
                                                    --------------    -------------   ------------   -------------    -------------
          Total long-term liabilities                    1,488,000       73,476,000     38,301,000    (108,840,000)       4,425,000

STOCKHOLDERS' EQUITY
    Common stock                                            39,000       56,139,000     33,709,000     (89,848,000)          39,000
    Additional paid-in capital                          86,988,000                -              -               -       86,988,000
    Accumulated other comprehensive loss                (8,583,000)               -     (8,583,000)      8,583,000       (8,583,000)
    Retained earnings (accumulated deficit)           (104,953,000)     (32,779,000)   (41,607,000)     74,386,000     (104,953,000)
                                                    --------------    -------------   ------------   -------------    -------------
          Total stockholders' equity                   (26,509,000)      23,360,000    (16,481,000)     (6,879,000)     (26,509,000)
                                                    --------------    -------------   ------------   -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   58,609,000    $ 103,238,000   $ 35,065,000   $(119,816,000)   $  77,096,000
                                                    ==============    =============   ============   =============    =============

                      Pacific Aerospace & Electronics, Inc.
                      Consolidating Condensed Balance Sheet

                                  May 31, 2001

                                                                    GUARANTOR      NON-GUARANTOR
                                                        PARENT     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                        ------     ------------     ------------    ------------    ------------
ASSETS
------
CURRENT ASSETS
    Cash and cash equivalents                      $   1,134,000   $       3,000    $  2,958,000   $           -    $   4,095,000
    Accounts receivable, net                                   -       6,423,000      12,839,000        (161,000)      19,101,000
    Inventories                                                -      14,326,000       8,668,000               -       22,994,000
    Other                                              3,975,000         299,000         401,000      (3,894,000)         781,000
                                                   -------------   -------------    ------------   -------------    -------------
          Total current assets                         5,109,000      21,051,000      24,866,000      (4,055,000)      46,971,000

PROPERTY, PLANT, AND EQUIPMENT, net                    5,319,000      11,882,000       9,553,000               -       26,754,000

OTHER ASSETS
    Costs in excess of net book value
          of acquired subsidiaries, net                        -         351,000               -               -          351,000
    Investment in and loans to subsidiaries           41,943,000      72,618,000               -    (114,561,000)               -
    Other                                              5,699,000       1,041,000               -               -        6,740,000
                                                   -------------   -------------    ------------   -------------    -------------
          Total other assets                          47,642,000      74,010,000               -    (114,561,000)       7,091,000
                                                   -------------   -------------    ------------   -------------    -------------

TOTAL ASSETS                                       $  58,070,000   $ 106,943,000    $ 34,419,000   $(118,616,000)   $  80,816,000
                                                   =============   =============    ============   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
    Accounts payable                               $     921,000   $   5,328,000    $  6,551,000   $    (161,000)   $  12,639,000
    Current portion of long-term debt                     90,000         839,000               -               -          929,000
    Other                                              3,413,000       2,351,000       6,499,000      (3,894,000)       8,369,000
                                                   -------------   -------------    ------------   -------------    -------------
          Total current liabilities                    4,424,000       8,518,000      13,050,000      (4,055,000)      21,937,000

LONG-TERM LIABILITIES
    Long-term debt, net of current portion            78,635,000       2,034,000               -               -       80,669,000
    Intercompany note and loan payable                         -      71,723,000      36,957,000    (108,680,000)               -
    Other                                                125,000       1,880,000       1,319,000               -        3,324,000
                                                   -------------   -------------    ------------   -------------    -------------
          Total long-term liabilities                 78,760,000      75,637,000      38,276,000    (108,680,000)      83,993,000

STOCKHOLDERS' EQUITY
    Common stock                                          39,000      56,139,000      33,709,000     (89,848,000)          39,000
    Additional paid-in capital                        86,917,000               -               -               -       86,917,000
    Accumulated other comprehensive loss              (9,165,000)              -      (9,165,000)      9,165,000       (9,165,000)
    Retained earnings (accumulated deficit)         (102,905,000)    (33,351,000)    (41,451,000)     74,802,000     (102,905,000)
                                                   -------------   -------------    ------------   -------------    -------------
          Total stockholders' equity                 (25,114,000)     22,788,000     (16,907,000)     (5,881,000)     (25,114,000)
                                                   -------------   -------------    ------------   -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  58,070,000   $ 106,943,000    $ 34,419,000   $(118,616,000)   $  80,816,000
                                                   =============   =============    ============   =============    =============

                      Pacific Aerospace & Electronics, Inc.
 Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                      For the Quarter Ended August 31, 2001

                                                                     GUARANTOR       NON-GUARANTOR
                                                      PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                      ------        ------------     ------------    ------------   ------------
Net Sales                                          $          -    $ 10,829,000    $ 12,800,000    $   (200,000)   $ 23,429,000
Cost of Sales                                                 -       7,666,000      10,888,000        (200,000)     18,354,000
                                                   ------------    ------------    ------------    ------------    ------------

       Gross profit                                           -       3,163,000       1,912,000               -       5,075,000

Operating expenses                                    1,660,000       2,522,000         761,000      (1,225,000)      3,718,000
                                                   ------------    ------------    ------------    ------------    ------------

       Income (loss) from operations                 (1,660,000)        641,000       1,151,000       1,225,000       1,357,000

Other income (expense)
       Parent's share of subsidiaries' net income       416,000               -               -        (416,000)              -
       Interest expense                              (2,984,000)     (1,055,000)       (954,000)      1,888,000      (3,105,000)
       Other                                          2,184,000         986,000           9,000      (3,113,000)         66,000
                                                   ------------    ------------    ------------    ------------    ------------
          Total other income (expense)                 (384,000)        (69,000)       (945,000)     (1,641,000)     (3,039,000)
                                                   ------------    ------------    ------------    ------------    ------------

       Income (loss) before income taxes             (2,044,000)        572,000         206,000        (416,000)     (1,682,000)

Income tax benefit (expense)                                  -               -        (362,000)              -        (362,000)
                                                   ------------    ------------    ------------    ------------    ------------

       Net income (loss)                             (2,044,000)        572,000        (156,000)       (416,000)     (2,044,000)

Other comprehensive income (loss)
       Foreign currency translation                     592,000               -         592,000        (592,000)        592,000
                                                   ------------    ------------    ------------    ------------    ------------

       Comprehensive income (loss)                 $ (1,452,000)   $    572,000    $    436,000    $ (1,008,000)   $ (1,452,000)
                                                   ============    ============    ============    ============    ============

                      Pacific Aerospace & Electronics, Inc.
 Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                      For the Quarter Ended August 31, 2000

                                                                     GUARANTOR      NON-GUARANTOR
                                                      PARENT         SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                      ------         ------------   ------------     ------------   ------------
Net Sales                                          $          -    $ 15,781,000    $ 12,622,000    $   (760,000)   $ 27,643,000
Cost of Sales                                                 -      12,328,000      11,153,000        (760,000)     22,721,000
                                                   ------------    ------------    ------------    ------------    ------------

       Gross profit                                           -       3,453,000       1,469,000               -       4,922,000

Operating expenses                                    1,726,000       3,649,000       1,099,000      (1,662,000)      4,812,000
                                                   ------------    ------------    ------------    ------------    ------------

       Income (loss) from operations                 (1,726,000)       (196,000)        370,000       1,662,000         110,000

Other income (expense)
       Parent's share of subsidiaries' net loss        (875,000)              -               -         875,000               -
       Interest expense                              (2,141,000)     (1,139,000)     (1,026,000)      2,010,000      (2,296,000)
       Other                                          2,667,000       1,052,000               -      (3,672,000)         47,000
                                                   ------------    ------------    ------------    ------------    ------------
          Total other income (expense)                 (349,000)        (87,000)     (1,026,000)       (787,000)     (2,249,000)
                                                   ------------    ------------    ------------    ------------    ------------

       Income (loss) before income taxes             (2,075,000)       (283,000)       (656,000)        875,000      (2,139,000)

Income tax benefit (expense)                           (177,000)              -          64,000               -        (113,000)
                                                   ------------    ------------    ------------    ------------    ------------

       Net income (loss)                             (2,252,000)       (283,000)       (592,000)        875,000      (2,252,000)

Other comprehensive income (loss)
       Foreign currency translation                  (2,266,000)              -      (2,266,000)      2,266,000      (2,266,000)
                                                   ------------    ------------    ------------    ------------    ------------

       Comprehensive income (loss)                 $ (4,518,000)   $   (283,000)   $ (2,858,000)   $  3,141,000    $ (4,518,000)
                                                   ============    ============    ============    ============    ============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Cash Flows
                      For the Quarter Ended August 31, 2001

                                                                               GUARANTOR   NON-GUARANTOR
                                                                      PARENT  SUBSIDIARIES SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                                      ------  ------------ -------------  ------------ ------------
CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
                Net cash provided by (used in)
                 operating activities                                (844,000)  $ 421,000    $ 1,821,000  $         -  $ 1,398,000

CASH FLOW FROM INVESTING ACTIVITIES:
------------------------------------
        Acquisition of property, plant and equipment                  (94,000)    (71,000)      (713,000)                 (878,000)
        Proceeds from sale of property, plant and equipment            52,000     180,000              -            -      232,000
        Investment in and loans to subsidiaries                       313,000    (313,000)             -            -            -
                                                                   ---------- ----------- --------------  -----------  -----------
              Net cash provided by (used in) investing activities     271,000    (204,000)      (713,000)           -     (646,000)

CASH FLOW FROM FINANCING ACTIVITIES:
------------------------------------
        Payments on long-term debt and capital leases                 (73,000)   (172,000)       (11,000)           -     (256,000)
        Proceeds from sale of common stock, net                        68,000           -              -            -       68,000
        Other changes, net                                             38,000           -              -            -       38,000
                                                                   ---------- ----------- --------------  -----------  -----------
              Net cash provided by (used in) financing activities      33,000    (172,000)       (11,000)           -     (150,000)

        NET CHANGE IN CASH                                           (540,000)     45,000      1,097,000            -      602,000

        CASH AT BEGINNING OF PERIOD                                 1,134,000       3,000      2,958,000            -    4,095,000
        EFFECT OF EXCHANGE RATES ON CASH                                    -           -        125,000            -      125,000
                                                                   ---------- ----------- --------------  -----------  -----------

        CASH AT END OF PERIOD                                      $  594,000   $  48,000    $ 4,180,000  $         -  $ 4,822,000
                                                                  ========== =========== ==============  ===========  ============
SUPPLEMENTAL CASH FLOW:
-----------------------
        Noncash operating expenses related to:
              Depreciation                                         $  146,000   $ 494,000    $   490,000  $         -  $ 1,130,000
              Amortization                                                  -      17,000              -            -       17,000
        Cash paid during the period for:
              Interest                                             $  605,000   $ 652,000    $   552,000  $(1,084,000) $   725,000
              Income taxes                                                  -           -              -            -            -

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Cash Flows
                      For the Quarter Ended August 31, 2000

                                                                               GUARANTOR     NON-GUARANTOR
                                                                   PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                   ------     ------------   ------------  ------------ ------------
CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
                Net cash provided by (used in)
                  operating activities                             $(3,558,000) $ (2,503,000) $ 1,359,000  $   838,000  $(3,864,000)

CASH FLOW FROM INVESTING ACTIVITIES:
------------------------------------
        Acquisition of property, plant and equipment                  (144,000)     (450,000)    (219,000)           -     (813,000)
        Investment in and loans to subsidiaries                      1,045,000     3,500,000            -   (4,545,000)           -
        Other changes, net                                                   -             -            -            -            -
                                                                  ------------  ------------- ------------ -----------  -----------
              Net cash provided by (used in) investing activities      901,000     3,050,000     (219,000)  (4,545,000)    (813,000)

CASH FLOW FROM FINANCING ACTIVITIES:
------------------------------------
        Net borrowings (repayments) under line of credit               921,000             -      121,000            -    1,042,000
        Payments on long-term debt and capital leases                  (42,000)     (353,000)     (12,000)           -     (407,000)
        Proceeds from long-term debt                                    26,000             -            -            -       26,000
        Proceeds from sale of common stock, net                      1,891,000             -            -            -    1,891,000
        Other changes, net                                                   -      (207,000)  (3,500,000)   3,707,000            -
                                                                  ------------  ------------- ------------ -----------  -----------
              Net cash provided by (used in) financing activities    2,796,000      (560,000)  (3,391,000)   3,707,000    2,552,000

        NET CHANGE IN CASH                                             139,000       (13,000)  (2,251,000)           -   (2,125,000)

        CASH AT BEGINNING OF PERIOD                                   (184,000)       58,000    2,280,000            -    2,154,000
        EFFECT OF EXCHANGE RATES ON CASH                                     -             -      (29,000)           -      (29,000)
                                                                  ------------  ------------- ------------ -----------  ------------

        CASH AT END OF PERIOD                                      $   (45,000) $     45,000  $         -  $         -  $         -
                                                                  ============  ============= ============ ===========  ===========

SUPPLEMENTAL CASH FLOW:
-----------------------
        Noncash operating expenses related to:
              Depreciation                                         $   129,000  $    849,000  $   614,000  $         -  $ 1,592,000
              Amortization                                                   -       102,000      230,000            -      332,000
        Cash paid during the period for:
              Interest                                             $ 3,751,000  $    130,000  $    25,000  $         -  $ 3,906,000
              Income taxes                                                   -             -            -            -            -

Inventories consist of the following:

                                            August 31,            May 31,
                                               2001                2001
                                               ----                ----

Guarantor subsidiaries
      Raw materials                        $ 2,713,000          $ 3,594,000
      Work in progress                       3,610,000            4,045,000
      Finished goods                         6,746,000            6,687,000
                                           -----------          -----------
                                           $13,069,000          $14,326,000
                                           ===========          ===========


Non-guarantor subsidiaries
      Raw materials                        $ 1,033,000          $ 1,438,000
      Work in progress                       7,361,000            6,945,000
      Finished goods                           263,000              285,000
                                           -----------          -----------
                                           $ 8,657,000          $ 8,668,000
                                           ===========          ===========

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

On March 30, 2001, we announced that we had put in place a plan to restructure our operations. In connection with the plan, we closed an unprofitable foundry in Tacoma, Washington. We also downsized our U.S. Aerospace Group's Engineering Division by closing our fabrication facilities in Sedro-Woolley, Washington and sold substantially all of the assets related to the fabrication business. In June 2001, we completed the sale of substantially all of the assets of our U.S. Aerospace Group's casting operation located in Entiat, Washington. In October 2001, we also decided to shut down our U.S. Electronics Group's Display Division. This closure is expected to occur over the next few months. These asset sales and closures are intended to strengthen and support our core electronics, engineering and aerospace machining operations.

We did not make a semi-annual interest payment of approximately $3.6 million on our 11 1/4% senior subordinated notes (the "Notes") that was due on August 1, 2001, and we were not able to make that payment before expiration of the 30-day grace period that expired on August 31, 2001. As a result, an event of default occurred under the Notes. In addition, we did not make a quarterly interest payment of approximately $618,000 that was due on our 18% senior secured loan (the "Senior Debt") on September 30, 2001, and we were not able to make that payment before expiration of a 5-day grace period. As a result of the payment defaults on both the Notes and the Senior Debt, an event of default occurred under the Senior Debt. We are currently negotiating with the holders of approximately 98% of the Notes (the "Noteholders") regarding a proposed restructuring of the Company's debt and equity structure. We have also entered into an agreement with the holders of the Senior Debt (the "Senior Lenders"), under which the Senior Lenders have agreed to waive our payment defaults and certain other defaults until December 31, 2001. See "--Liquidity and Capital Resources--Significant Events During the Quarter--Default on and Restructuring of Debt."

Our agreement with the Noteholders regarding the restructuring contemplates that we will sell Aeromet International PLC, our European Aerospace Group, and use the proceeds to repay the Senior Debt in full and to repay some of the new notes to be issued to the Noteholders in the restructuring. We had previously announced our intention to sell the European Aerospace Group, and we had entertained offers from several bidders. However, after discussions with the Noteholders, we determined that it would currently be in the Company's best interest to continue to operate the European Aerospace Group. Accordingly, we are currently discussing with the Noteholders what amendments to the proposed restructuring may be necessary to take into account the continued operation of the European Aerospace Group. As part of the proposed restructuring, we are currently seeking asset-based financing from commercial lenders in the U.S. and the U.K. to repay the Senior Debt and to provide us with working capital. We cannot offer any assurance that we will be able to obtain this financing on satisfactory terms or at all, or that we will obtain the financing in time to repay the Senior Debt by its new maturity date of December 31, 2001. We also cannot offer any assurance that the restructuring will be accomplished successfully or in a timely manner.

Results of Operations
---------------------

Quarter Ended August 31, 2001 Compared to Quarter Ended August 31, 2000

Net Sales. Net sales decreased by $4.2 million, or 15.2%, to $23.4 million for the quarter ended August 31, 2001, from $27.6 million for the quarter ended August 31, 2000. The European Aerospace Group contributed $12.8 million of net sales during the quarter ended August 31, 2001, up $0.2 million from the $12.6 million contributed during the quarter ended August 31, 2000. We believe these increases occurred primarily because the demand for our European Aerospace Group's products has increased as sales and marketing initiatives started last year have matured. The U.S. Aerospace Group contributed $4.9 million during the quarter ended August 31, 2001, down $2.3 million from the $7.2 million contributed during the quarter ended August 31, 2000. This decrease was primarily due to the disposition of the U.S. Aerospace Group's Casting Division, which contributed $3.1 million to revenue during the quarter ended August 31, 2000. The absence of revenue from the Casting Division was offset, in part, by increased revenue contributed by the U.S. Aerospace Group's Machining Division. The Machining Division experienced increased demand for commercial aerospace parts, primarily from the Boeing Company ("Boeing"), during the first quarter of fiscal 2002. As a result of the terrorist attacks on September 11, 2001, we do not know whether this increased demand will continue. Our U.S. Electronics Group contributed $5.8 million to net sales during the quarter ended August 31, 2001, down $2.0 million from the $7.8 million contributed during the quarter ended August 31, 2000. This decrease was primarily attributable to a $1.2 million reduction in revenue from the group's Display Division due to a downsizing of that division and a $1.8 million reduction in revenue from the group's Filter Division due to the slowdown in the telecommunications markets. The decrease in revenue from those two divisions was partially offset by a $0.8 million increase in revenue from the group's Interconnect Division and a $0.2 million increase from the group's Bonded Metals Division. The increase in revenue from these divisions was due to continued strength in the defense and medical industries.

At this time we are unable to determine the potential effects that market changes resulting from the terrorist attacks in the United States will have on our future consolidated revenue. Demand for our commercial aerospace products may decrease due to decreased air travel and a resulting decreased demand for new commercial aircraft. Boeing, which represented approximately 12.5% of our consolidated revenue in fiscal 2001, has announced that it anticipates decreased deliveries of commercial aircraft for 2001 through 2003. However, one of our long-standing strategies has been to maintain a diverse business base, focusing on a number of different industries. Consequently, our consolidated revenues do not rely on the commercial aircraft industry. Other market changes could compensate for declines in sales of commercial aircraft products. For example, demand for our defense-related products may increase due to a potential military build-up. We believe that it will take at least several months for any trends with respect to changes in demand for our various products to become apparent.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the quarter multiplied by 360 days, decreased to 64.3 days for the quarter ended August 31, 2001, from 69.5 days for the quarter ended August 31, 2000. This decrease was due to a concerted effort by operations management to increase collection efforts.

Gross Profit. Gross profit increased by $0.2 million, or 4.1%, to $5.1 million for the quarter ended August 31, 2001, from $4.9 million for the quarter ended August 31, 2000. As a percentage of net sales, however, gross profit increased to 21.7% for the quarter ended August 31, 2001, from 17.8% for the quarter ended August 31, 2000. This increase in gross profit as a percent of sales was primarily due to an increase in gross profit percentage in our U.S. Aerospace Group. Within that group we eliminated the Casting Division and the fabrication portion of our Engineering Division, which both produced negative gross margin percentages during the quarter ended August 31, 2000. The U.S. Aerospace Group's Machining Division also improved its gross profit percentage due to increased sales volumes and lean manufacturing initiatives. In total, the U.S. Aerospace Group's gross margin percentage increased from negative 3.0% for the quarter ended August 31, 2000, to 20.7% for the quarter ended August 31, 2001. The European Aerospace Group's gross margin percentage increased from 11.6% for the quarter ended August 31, 2000, to 14.9% for the quarter ended August 31, 2001, due to increased sales volumes and lean manufacturing initiatives. The U.S. Electronics Group's overall gross margin percentage decreased from 47.2% for the quarter ended August 31, 2000 to 37.4% for the quarter ended August 31, 2001, due to lower sales volumes in the Display Division and the Filter Division.

Inventory turnover, as calculated by dividing annualized sales for the quarter by ending inventory, increased to 4.3 turns for the quarter ended August 31, 2001 from 3.8 turns for the quarter ended August 31, 2000. The increase was due to better inventory utilization, primarily in the European Aerospace Group.

Operating Expenses. Operating expenses decreased by $1.1 million, or 22.9%, to $3.8 million for the quarter ended August 31, 2001, from $4.9 million for the quarter ended August 31, 2000. This decrease was primarily due to the disposition of the U.S. Aerospace Group's Casting Division and the fabrication portion of the U.S. Aerospace Group's Engineering Division.

Interest Expense. Interest expense increased by $0.8 million, or 34.8%, to $3.1 million for the quarter ended August 31, 2001, from $2.3 million for the quarter ended August 31, 2000. This increase was primarily due to interest associated with our $13.7 million of Senior Debt, which was not incurred until March 2001. Our interest expense will continue to be higher than in comparable periods in the prior year until such time as we complete the restructuring of the Notes and pay off the Senior Debt.

Other Income (Expense). Other income represents non-operational income and expense for the period. Other income increased to $58,000 during the quarter ended August 31, 2001 from $47,000 during the quarter ended August 31, 2000.

Provision for Income Tax Benefit (Expense). Income tax expense for the quarter ended August 31, 2001 was derived from taxable income in our foreign subsidiaries. No provision was made for U.S. income tax during the quarter ended August 31, 2001, as a result of net losses for which a tax benefit is not more likely than not assured.

Net Loss. Net loss decreased by $0.2 million, or 9.1%, to a net loss of $2.0 million for the quarter ended August 31, 2001, from a net loss of $2.2 million for the quarter ended August 31, 2000, due to the factors listed above.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $1.4 million during the quarter ended August 31, 2001, compared to cash used in operating activities of $3.9 million during the quarter ended August 31, 2000. The change in cash provided by operating activities was primarily a result of the decreased net loss during the quarter ended August 31, 2001, and due to an increase in accrued liabilities, primarily accrued interest. We did not make our interest payment of approximately $3.6 million on the Notes that was due on August 1, 2001. If we had made that payment, we would have used $2.2 million of cash in our operations for the quarter ended August 1, 2001. We also did not make our interest payment of approximately $618,000 on the Senior Debt that was due on September 30, 2001. Our future success as a company will depend heavily on our ability to restructure our debt and generate cash from operating activities in the future. We are currently in the process of restructuring our debt. If the restructuring is successful, it should significantly reduce our interest expense in future periods. We are also focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to staff reductions, reduced product line offerings, selling excess inventory, selling or closing unprofitable operations, and general and administrative cost controls. If our debt restructuring is not completed, if we are not successful in generating cash from operations, or if we are not able to secure new commercial financing to repay the Senior Debt, our ability to continue as a going concern could be adversely affected, and we may have to seek protection from our creditors under the bankruptcy laws.

Cash used in investing activities decreased from $0.8 million during the quarter ended August 31, 2000, to $0.6 million during the quarter ended August 31, 2001. This decrease was due to the disposition of our U.S. Aerospace Group's Casting Division and the fabrication portion of the U.S. Aerospace Group's Engineering Division. We currently do not have any material commitments for capital equipment purchases.

Cash generated from financing activities decreased from $2.6 million during the quarter ended August 31, 2000, to cash used of $150,000 during the quarter ended August 31, 2001. Cash was primarily used for debt payments and fees related to the restructuring during the quarter ended August 31, 2001.

We translate the activity of our European Aerospace Group, whose functional currency is the British Pound Sterling, into U.S. Dollars on a monthly basis. The balance sheet of the European Aerospace Group is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statement of operations and statement of cash flows we use the weighted average exchange rate for the period. The value of our assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. We have not entered into any hedging activity as of August 31, 2001.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our independent auditors in their report accompanying our May 31, 2001 audited consolidated financial statements stated that we have suffered recurring losses from operations and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern. Because of the significance of this uncertainty, our independent auditors did not express an opinion on our 2001 consolidated financial statements. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are not sufficiently successful in generating cash from operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside the ordinary course of business. If we need to dispose of assets outside of the ordinary course of business to generate cash, we may not be able to realize the carrying value of those assets upon liquidation. If we are unable to generate the necessary cash, we could be unable to continue operations, and we could seek protection from creditors under the bankruptcy laws.

Significant Events During the Quarter
-------------------------------------

Default on and Restructuring of Debt

We did not make a semi-annual interest payment of approximately $3.6 million on our Notes that was due on August 1, 2001, and we were not able to make that payment before expiration of the 30-day grace period that expired on August 31, 2001. As a result, an event of default occurred under the Notes. In addition, we did not make a quarterly interest payment of approximately $618,000 that was due on our Senior Debt on September 30, 2001, and we were not able to make that payment before expiration of a 5-day grace period. As a result of the payment defaults on both the Notes and the Senior Debt, an event of default occurred under the Senior Debt.

We are currently negotiating with the Noteholders regarding a proposed restructuring of the Company's debt and equity structure. In connection with the proposed restructuring, we have entered into a lock-up agreement (the "Lock-up") with the Noteholders, which provides that the Noteholders will waive the Company's existing and future defaults under the Notes. Under the terms of the Lock-up, the Noteholders would exchange their Notes, including accrued interest, for a combination of common stock, convertible preferred stock, and new notes. The Lock-up provides that, after conversion of the preferred stock, which would occur immediately after shareholder approval of an increase in the number of authorized shares of common stock, the Noteholders would own approximately 95% of our common stock on a fully diluted basis. The notes to be issued to the Noteholders in the exchange would consist of $12.5 million of 10% pay-in-kind notes and $17.5 million in senior subordinated notes. As part of the restructuring, our Board of Directors would be reconstituted to consist of five directors, four of whom would be designated by the Noteholders. The fifth director would be our President and Chief Executive Officer, Don Wright. The Lock-up expires on December 31, 2001 or upon consummation of the restructuring, if earlier. The Noteholders can terminate the Lock-up earlier under certain circumstances, including if we materially breach the Lock-up or if we do not comply with our covenants under the Lock-up.

The Lock-up contains covenants on the part of the Company to proceed diligently to sell our European Aerospace Group by October 31, 2001 and to repay the Senior Debt out of the proceeds of the sale. Excess proceeds of the sale would be used to pay down a portion of the $17.5 million new senior subordinated notes and to fund a $5 million working capital loan. On October 5, 2001, after discussions with the Noteholders, we announced that we have decided to discontinue our efforts to sell our European Aerospace Group. Consequently, the sale proceeds will not be available for the purposes contemplated in the Lock-up. We are currently discussing with the Noteholders what amendments to the Lock-up may be necessary as a result of this development.

We have also entered into an agreement (the "Forbearance Agreement") with the holders of the Senior Debt (the "Senior Lenders"). Under the terms of the Forbearance Agreement, the Senior Lenders have agreed to waive our payment defaults and certain other defaults until December 31, 2001. Pursuant to the Forbearance Agreement, the interest rate on the Senior Debt increased from 18% to 21%, and the maturity date of the Senior Debt was changed to December 31, 2001. The Company also agreed to pay the Senior Lenders a transaction fee equal to 2% of the outstanding principal of the Senior Debt, or approximately $288,658. The transaction fee and the September 30, 2001 interest payment were paid in kind in lieu of cash by increasing the outstanding principal amount of the Senior Debt. To facilitate the Forbearance Agreement, the Noteholders agreed to increase the amount of senior debt permitted by the indenture that governs the Notes to the extent necessary to permit the September 30 interest payment on the Senior Debt and the Senior Lender's transaction fee to be paid in kind.

We are currently seeking asset-based financing from commercial lenders in the U.S. and the U.K. to repay the Senior Debt and to provide us with working capital. We cannot offer any assurance that we will be able to obtain this financing on satisfactory terms or at all, or that we will obtain the financing in time to repay the Senior Debt by its new maturity date of December 31, 2001. We also cannot offer any assurance that the restructuring contemplated in the Lock-up will be accomplished successfully or in a timely manner.

Sale of Casting Division

Effective as of June 1, 2001, we sold substantially all of the assets of the U.S. Aerospace Group's Casting Division location in Entiat, Washington to two newly formed limited liability companies owned by a private company. The purchase price was approximately $4.6 million, which consisted of approximately $1.5 million cash, a $1.0 million long-term note payable to the Company, units in the newly created limited liability companies valued at $1.0 million and the assumption of $1.1 million in liabilities. We used the cash proceeds to retire certain long-term debt related to the Entiat assets and to pay closing costs related to the transaction. The long-term note bears interest at 7% and is payable in quarterly installments, interest only for the first year and then principal and interest for 5 additional years. Due to the uncertainties of payment under this note we have fully reserved against it as of the closing date. The units in the newly created limited liability companies have certain preferential rights including an accumulating preferred return equal to 5% of the par value of then outstanding units and put rights subject to certain restrictions and limitations. Due to the inability to accurately estimate, and the uncertainty surrounding, the fair market value of the units, we have assigned no value to the units for financial statement purposes.

Discontinuance of Efforts to Sell our European Aerospace Group

On October 31, 2000, we announced our intention to sell our European Aerospace Group in order to reduce our outstanding 11 1/4% senior subordinated notes. We entertained several bids for the group. However, on October 5, 2001, after discussions with our Noteholders, we announced that we have decided to discontinue our efforts to sell our European Aerospace Group. We may resume efforts to sell this Group at some point in the future, but we have no current plans to do so.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. We have adopted the provision of SFAS No. 133 during the first quarter of fiscal year 2002, resulting in no material impact on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method no longer is permitted, although poolings initiated prior to June 30, 2001 are grandfathered. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that intangible assets with indefinite lives and goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of intangible assets with indefinite lives and goodwill ceases upon adoption of the Statement. We have adopted the provision of SFAS No. 141 and 142 during the first quarter of fiscal year 2002, resulting in no material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate and variable rates. Our fixed-rate debt obligations are generally not callable until maturity and therefore market fluctuations in interest rates will not affect our earnings for the period. Our variable rate debt obligations represent approximately 2% of our total debt obligations. Based upon these facts, we do not consider the market risk exposure for interest rates to be material. The fair value of such instruments approximates their face value, except for our 11 1/4% senior subordinated notes, which as of August 31, 2001, we believe were trading on the open market for approximately 45% of face value.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in foreign currencies. Since approximately 50% of our transactions are conducted in foreign currency, the exchange rate risk could be material. During the quarter ended August 31, 2001, we incurred a foreign currency translation gain of $582,000. We have not entered into any hedging activity as of August 31, 2001.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At August 31, 2001, we had purchase commitments for raw materials aggregating approximately $1.3 million. This amount relates to a titanium supply agreement with a fixed price.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Dividend Payment Restrictions.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund the operations, and we do not anticipate paying dividends on our common stock in the foreseeable future. Our agreements with our senior secured lenders and the indenture governing our 11 1/4% senior subordinated notes restrict our ability to pay dividends.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We did not make a semi-annual interest payment of approximately $3.6 million on our Notes that was due on August 1, 2001, and we were not able to make that payment before expiration of the 30-day grace period that expired on August 31, 2001. As a result, an event of default occurred under the Notes. In addition, we did not make a quarterly interest payment of approximately $618,000 that was due on our Senior Debt on September 30, 2001, and we were not able to make that payment before expiration of a 5-day grace period. As a result of the payment defaults on both the Notes and the Senior Debt, an event of default occurred under the Senior Debt.

We are currently negotiating with the Noteholders regarding a proposed restructuring of the Company's debt and equity structure. In connection with the proposed restructuring, we have entered into a lock-up agreement (the "Lock-up") with the Noteholders, which provides that the Noteholders will waive the Company's existing and future defaults under the Notes. Under the terms of the Lock-up, the Noteholders would exchange their Notes, including accrued interest, for a combination of common stock, convertible preferred stock, and new notes. The Lock-up provides that, after conversion of the preferred stock, which would occur immediately after shareholder approval of an increase in the number of authorized shares of common stock, the Noteholders would own approximately 95% of our common stock on a fully diluted basis. The notes to be issued to the Noteholders in the exchange would consist of $12.5 million of 10% pay-in-kind notes and $17.5 million in senior subordinated notes. As part of the restructuring, our Board of Directors would be reconstituted to consist of five directors, four of whom would be designated by the Noteholders. The fifth director would be our President and Chief Executive Officer, Don Wright. The Lock-up expires on December 31, 2001 or upon consummation of the restructuring, if earlier. The Noteholders can terminate the Lock-up earlier under certain circumstances, including if we materially breach the Lock-up or if we do not comply with our covenants under the Lock-up.

The Lock-up contains covenants on the part of the Company to proceed diligently to sell our European Aerospace Group by October 31, 2001 and to repay the Senior Debt out of the proceeds of the sale.

Excess proceeds of the sale would be used to pay down a portion of the $17.5 million new senior subordinated notes and to fund a $5 million working capital loan. On October 5, 2001, after discussions with the Noteholders, we announced that we have decided to discontinue our efforts to sell our European Aerospace Group. Consequently, the sale proceeds will not be available for the purposes contemplated in the Lock-up. We are currently discussing with the Noteholders what amendments to the Lock-up may be necessary as a result of this development.

We have also entered into an agreement (the "Forbearance Agreement") with the holders of the Senior Debt (the "Senior Lenders"). Under the terms of the Forbearance Agreement, the Senior Lenders have agreed to waive our payment defaults and certain other defaults until December 31, 2001. Pursuant to the Forbearance Agreement, the interest rate on the Senior Debt increased from 18% to 21%, and the maturity date of the Senior Debt was changed to December 31, 2001. The Company also agreed to pay the Senior Lenders a transaction fee equal to 2% of the outstanding principal of the Senior Debt, or approximately $288,658. The transaction fee and the September 30, 2001 interest payment were paid in kind in lieu of cash by increasing the outstanding principal amount of the Senior Debt. To facilitate the Forbearance Agreement, the Noteholders agreed to increase the amount of senior debt permitted by the indenture that governs the Notes to the extent necessary to permit the September 30 interest payment on the Senior Debt and the Senior Lender's transaction fee to be paid in kind.

We are currently seeking asset-based financing from commercial lenders in the U.S. and the U.K. to repay the Senior Debt and to provide us with working capital. We cannot offer any assurance that we will be able to obtain this financing on satisfactory terms or at all, or that we will obtain the financing in time to repay the Senior Debt by its new maturity date of December 31, 2001. We also cannot offer any assurance that the restructuring contemplated in the Lock-up will be accomplished successfully or in a timely manner.

We have also been notified by one of our secured lenders that we are not in compliance with certain covenants of loans that are secured by a deed of trust on our headquarters building and other assets. The lender has, to date, agreed not to exercise its remedies, but we can offer no assurance that the lender will continue to forbear until we can regain compliance with those covenants, if at all. We need to raise additional cash to make future payments on our debt and to fund our operations. If we are unable to obtain sufficient cash when needed to fund our operations, to make our loan payments, and to pay our other obligations when due, we may be forced to seek protection from creditors under the bankruptcy laws.

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

Employee Stock Purchase Plan

The Company's Board of Directors terminated the Company's 1997 Employee Stock Purchase Plan on August 24, 2001. A total of 591,730 shares of the Company's common stock had been issued under the plan since its inception.

Change in Chief Financial Officer

On August 15, 2001, Nick A. Gerde, who served as Vice President Finance and Chief Financial Officer of the Company, as well as Treasurer and Assistant Secretary, left his employment with the Company. Charles A. Miracle, who previously served as Corporate Controller, took on the role of Interim Chief Financial Officer and Treasurer of the Company on that date.

Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

a.   Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number    Description
2.1 Asset Purchase Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001./(42)/
2.2 Closing Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001./(42)/
3.1       Articles of Incorporation of Pacific Aerospace & Electronics, Inc.
          /(6)/
3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected./(8)/
3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. (20)
3.4       Bylaws of Pacific Aerospace & Electronics, Inc., as amended./(35)/
4.1       Form of specimen certificate for Common Stock./(6)/
4.2       Form of specimen certificate for public warrants./(6)/
4.3 Form of specimen certificate for the Series A Convertible Preferred Stock./(8)/
4.4 Form of specimen certificate for the Series B Convertible Preferred Stock./(20)/
4.5 Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
4.6 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company./(18)/
4.7 Registration Rights Agreement, dated as of July 30, 19998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
4.8       Form of Global Note by Pacific Aerospace & Electronics, Inc./(18)/
4.9 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc./(25)/
4.10 Agreement dated September 7, 2001, between Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., Alliance Capital Management L.P., as investment advisor, M.W. Post Advisory Group L.L.C., as investment advisor, and William E. Simon & Sons Special Situation Partners II, L.P./(44)/
4.11 Waiver to Indenture by GSCP Recovery, Inc., Alliance Capital Management L.P., as investment advisor, and M.W. Post Advisory Group L.L.C., as investment advisor./(45)/

4.12 Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/
4.13 Notice from DDJ Capital Management, LLC, as Agent, dated September 20, 2001./(45)/
4.14 First Supplement to Loan Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and B III Capital Partners, L.P., B III A Capital Partners, L.P., DDJ Canadian High Yield Fund, and State Street Bank & Trust as Custodian for General Motors Employees Global Group Pension Trust, as Lenders, dated as of October 5, 2001./(45)/
4.15 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated March 1, 2001, in the amount of $6,459,361.00./(39)/
4.16 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00./(39)/
4.17 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00./(39)/
4.18 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00./(39)/

4.19 Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/
4.20 Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/
 4.21 Pledge Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., PA&E International, Inc., Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/
4.22 Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001./(39)/
4.23 Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of Common Stock. /(39)/
4.24 Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of Common Stock./(39)/
4.25 Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of Common Stock./(39)/
4.26 Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of Common Stock./(39)/
4.27 Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001./(39)/
10.1      Amended and Restated Stock Incentive Plan./(5)/
10.2      Amendment No. 1 to the Amended and Restated Stock Incentive Plan.
          /(19)/
10.3      Amended and Restated Independent Director Stock Plan./(21)/
10.4      1999 Stock Incentive Plan/(30)/
10.5      1997 Employee Stock Purchase Plan./(11)/
10.6 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(9)/
10.7 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
10.8 Amendment No. 2 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(43)/
10.9 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger./(27)/
10.10 Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger/(43)/
10.11 Employment Agreement dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde./(9)/
10.12 Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde./(43)/

10.13 Separation Letter dated August 15, 2001 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde./(43)/
10.14 Waiver and Release dated August 17, 2001 from Nick A. Gerde to Pacific Aerospace & Electronics, Inc./(43)/
10.15 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds./(12)/
10.16 Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds./(43)/
10.17     Incentive Compensation Program./(35)/
10.18 Promissory Note dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/
10.19 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(15)/
10.20 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association./(22)/
10.21 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc./(22)/
10.22 Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of Key Bank Washington./(43)/
10.23 Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S. Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001./(42)/
10.24 Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001./(42)/
10.25 Escrow Note in the original principal amount of $160,000.00, from U.S. Castings, LLC and USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001./(42)/
10.26 U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001./(42)/
10.27 First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001./(42)/
10.28 USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001./(42)/
10.29 First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14, 2001./(42)/
10.30 General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(31)/
10.31 Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(1)/ /(31)/
10.32 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright./(27)/
10.33 Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(27)/
10.34 Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(37)/
10.35 Rescission and Termination Agreement, dated July 31, 2001, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County. /(43)/

___________________
/(1)/ Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.
/(2)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.

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

/(35)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.
/(36)/ Incorporated by reference to the first amendment on Form 10-K/A to the Company's Annual Report for the fiscal year ended May 31, 2000, as filed on October 13, 2000.
/(37)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.
/(38)/ Incorporated by reference to the second amendment on Form 10-K/A to the Company's Annual Report for the fiscal year ended May 31, 2000, as filed on January 18, 2001.
/(39)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on February 9, 2001.
/(40)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 2001.
/(41)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on March 7, 2001.
/(42)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on June 27, 2001.
/(43)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 31, 2001.
/(44)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on September 12, 2001.
/(45)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on October 9, 2001.

b.    Reports on Form 8-K.

         (i) The Company filed a Current Report on Form 8-K on June 27, 2001, reporting the sale of substantially all the assets of Aeromet America, Inc.

         (ii) The Company filed a Current Report on Form 8-K on July 2, 2001, reporting the delisting of the Company's securities by Nasdaq.

         (iii) The Company filed a Current Report on Form 8-K on August 1, 2001, reporting its failure to make an interest payment on its 11 1/4% senior subordinated notes.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PACIFIC AEROSPACE & ELECTRONICS, INC.



Date:  October 15, 2001         /s/ Donald A. Wright
                                ---------------------------------------
                                Donald A. Wright
                                President, Chief Executive Officer, and
                                Chairman of the Board
                                (Principal Executive Officer)



Date:  October 15, 2001         /s/ Charles A. Miracle
                                ---------------------------------------
                                Charles A. Miracle
                                Interim Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number   Description

2.1 Asset Purchase Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001./(42)/
2.2 Closing Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001./(42)/
3.1      Articles of Incorporation of Pacific Aerospace & Electronics, Inc./(6)/
3.2      Amendment to Articles of Incorporation containing Designation of
         Rights and Preferences of Series A Convertible Preferred Stock, as corrected./(8)/
3.3      Amendment to Articles of Incorporation containing Designation of
         Rights and Preferences of Series B Convertible Preferred Stock./(20)/
3.4      Bylaws of Pacific Aerospace & Electronics, Inc., as amended./(35)/
4.1      Form of specimen certificate for Common Stock./(6)/
4.2      Form of specimen certificate for public warrants./(6)/
4.3 Form of specimen certificate for the Series A Convertible Preferred Stock./(8)/
4.4 Form of specimen certificate for the Series B Convertible Preferred Stock./(20)/
4.5      Purchase Agreement dated as of July 23, 1998, between Pacific
         Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic
         Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
4.6 Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc. Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company./(18)/
4.7 Registration Rights Agreement, dated as of July 30, 19998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings,
         Ramsey & Co., Inc. and BancBoston Securities Inc./(18)/
4.8      Form of Global Note by Pacific Aerospace & Electronics, Inc./(18)/
4.9 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc. /(25)/
4.10 Agreement dated September 7, 2001, between Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., Alliance Capital Management L.P., as investment advisor, M.W. Post Advisory Group L.L.C., as investment advisor, and William E. Simon & Sons Special Situation Partners II, L.P./(44)/

4.11 Waiver to Indenture by GSCP Recovery, Inc., Alliance Capital Management L.P., as investment advisor, and M.W. Post Advisory Group L.L.C., as investment advisor./(45)/
4.12 Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/
4.13 Notice from DDJ Capital Management, LLC, as Agent, dated September 20, 2001./(45)/
4.14 First Supplement to Loan Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and B III Capital Partners, L.P., B III A Capital Partners, L.P., DDJ Canadian High Yield Fund, and State Street Bank & Trust as Custodian for General Motors Employees Global Group Pension Trust, as Lenders, dated as of October 5, 2001./(45)/
4.15 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated
      March 1, 2001, in the amount of $6,459,361.00./(39)/
4.16  Term Loan Note, executed by Pacific Aerospace & Electronics, Inc.,
      Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00./(39)/
4.17  Term Loan Note, executed by Pacific Aerospace & Electronics, Inc.,
      Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00./(39)/
4.18 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00./(39)/

4.19                Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc.,
                    Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic
                    Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc.,
                    Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International,
                    Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/
4.20                Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc.,
                    Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic
                    Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific
                    Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc.
                    and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated
                    March 1, 2001./(39)/
4.21                Pledge Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo
                    Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic
                    Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc.,
                    Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., PA&E International,
                    Inc., Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International
                    PLC, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001./(39)/
4.22                Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1,
                    2001./(39)/
4.23                Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for
                    1,883,923 shares of Common Stock./(39)/
4.24                Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of Common Stock./(39)/
4.25                Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for
                    538,263 shares of Common Stock./(39)/
4.26                Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for
                    General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of Common
                    Stock./(39)/
4.27                Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and
                    Holders, dated March 1, 2001./(39)/
10.1                Amended and Restated Stock Incentive Plan./(5)/
10.2                Amendment No. 1 to the Amended and Restated Stock Incentive Plan./(19)/
10.3                Amended and Restated Independent Director Stock Plan./(21)/
10.4                1999 Stock Incentive Plan /(30)/
10.5                1997 Employee Stock Purchase Plan./(11)/
10.6                Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and
                    Donald A. Wright./(9)/
10.7                Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace &
                    Electronics, Inc. and Donald A. Wright./(27)/
10.8                Amendment No. 2 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace &
                    Electronics, Inc. and Donald A. Wright./(43)/
10.9                Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and
                    Werner Hafelfinger./(27)/
10.10               Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace &
                    Electronics, Inc. and Werner Hafelfinger/(43)/
10.11               Employment Agreement dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick
                    A. Gerde./(9)/

10.12               Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace &
                    Electronics, Inc. and Nick A. Gerde./(43)/
10.13               Separation Letter dated August 15, 2001 from Pacific Aerospace & Electronics, Inc. to Nick A.
                    Gerde. /(43)/
10.14               Waiver and Release dated August 17, 2001 from Nick A. Gerde to Pacific Aerospace & Electronics,
                    Inc. /(43)/
10.15               Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and
                    Sheryl A. Symonds./(12)/
10.16               Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace &
                    Electronics, Inc. and Sheryl A. Symonds./(43)/
10.17               Incentive Compensation Program./(35)/
10.18               Promissory Note dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank
                    National Association./(15)/
10.19               Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank
                    National Association./(15)/
10.20               Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank
                    National Association./(22)/
10.21               Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank
                    National Association and Land Title Company, Chelan-Douglas County, Inc./(22)/
10.22               Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of
                    Key Bank Washington./(43)/
10.23               Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S.
                    Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001./(42)/
10.24               Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.
                    /(42)/
10.25               Escrow Note in the original principal amount of $160,000.00, from U.S. Castings, LLC and USCRE
                    Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001./(42)/
10.26               U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001./(42)/
10.27               First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001.
                    /(42)/
10.28               USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001./(42)/
10.29               First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14,
                    2001./(42)/
10.30               General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and
                    Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group)./(31)/
10.31               Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and
                    Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(1)/(31)/
10.32               Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and
                    Donald A. Wright./(27)/
10.33               Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County./(27)/
10.34               Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace &
                    Electronics, Inc. and the Port of Chelan County./(37)/
10.35               Rescission and Termination Agreement, dated July 31, 2001, between Pacific Aerospace &
                    Electronics, Inc. and the Port of Chelan County./(43)/

______________
/(1)/ Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.
/(2)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.
/(3)/ Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on June 19, 1996.
/(4)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.
/(5)/ Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.
/(6)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.
/(7)/ Incorporated by reference to the Company's Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.
/(8)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.
/(9)/ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.
/(10)/ Incorporated by reference to the Company's Registration Statement on Form
       S-8 filed on June 11, 1997.
/(11)/ Incorporated by reference to the Company's Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.
/(12)/ Incorporated by reference to the Post-Effective Amendment No. 1 to Form
       SB-2, filed on November 3, 1997.
/(13)/ Incorporated by reference to the Company's Quarterly Report on Form
       10-QSB for the quarterly period ending November 30, 1997.
/(14)/ Incorporated by reference to the Company's Registration Statement on Form
       S-3 filed on December 3, 1997.
/(15)/ Incorporated by reference to the Company's Quarterly Report on Form
       10-QSB for the quarterly period ending February 28, 1998.
/(16)/ Incorporated by reference to the Company's Current Report on Form 8-K/A, filed on May 1, 1998.
/(17)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 1998.
/(18)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 1998.
/(19)/ Incorporated by reference to the Company's Registration Statement on Form
       S-8 filed on November 7, 1997.
/(20)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending May 31, 1998.
/(21)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1998.
/(22)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.
/(23)/ Incorporated by reference to the Company's Registration Statement on Form
       S-1 filed on October 30, 1998.
/(24)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.
/(25)/ Incorporated by reference to Registration Statement on Form S-4 filed on
       November 25, 1998.
/(26)/ Incorporated by reference to Amendment No. 1 to Registration Statement on
       Form S-4 filed on January 20, 1999.
/(27)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.
/(28)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 30, 1999.
/(29)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.
/(30)/ Incorporated by reference to the Company's Definitive Proxy Statement filed on September 1, 1999.

/(31)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ending February 29, 2000.
/(32)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2000.
/(33)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2000.
/(34)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 28, 2000.
/(35)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.
/(36)/ Incorporated by reference to the first amendment on Form 10-K/A to the Company's Annual Report for the fiscal year ended May 31, 2000, as filed on October 13, 2000.
/(37)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.
/(38)/ Incorporated by reference to the second amendment on Form 10-K/A to the Company's Annual Report for the fiscal year ended May 31, 2000, as filed on January 18, 2001.
/(39)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on February 9, 2001.
/(40)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 2001.
/(41)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on March 7, 2001.
/(42)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on June 27, 2001.
/(43)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 31, 2001.
/(44)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on September 12, 2001.
/(45)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on October 9, 2001.