Form 10-Q
period 2001-11-30
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2002-01-14
CIK 790023

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     __________________

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 7, 2002, there were 39,315,309 shares outstanding of the Company's Common Stock, par value $.001 per share.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets - November 30, 2001 and May 31, 2001

Consolidated Statements of Operations and Comprehensive Income (Loss) - Second Quarters and Six Months Ended November 30, 2001 and November 30, 2000

Consolidated Statements of Cash Flow - Six Months Ended November 30, 2001 and
2000

Management's Statement and Notes to Unaudited Consolidated Financial Statements
- Second Quarter and Six Months Ended November 30, 2001

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       November 30, 2001 and May 31, 2001

                                                                                    November 30,             May 31,
                                                                                        2001                  2001
                             ASSETS                                                  (Unaudited)            (Audited)
                             ------                                              ----------------      ----------------
CURRENT ASSETS
   Cash                                                                          $      2,613,000      $      4,095,000
   Accounts  receivable, net                                                           17,457,000            19,101,000
   Inventories                                                                         21,635,000            22,994,000
   Deferred income taxes                                                                  115,000               115,000
   Prepaid expense and other current assets                                               904,000               666,000
                                                                                 ----------------      ----------------
             Total Current Assets                                                      42,724,000            46,971,000
                                                                                 ----------------      ----------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                     25,189,000            26,754,000
                                                                                 ----------------      ----------------

OTHER ASSETS
  Costs in excess of net book value of acquired subsidiaries, net                         351,000               351,000
  Patents, net                                                                            701,000               735,000
  Deferred financing costs, net                                                         4,819,000             5,597,000
  Other assets                                                                            283,000               408,000
                                                                                 ----------------      ----------------
               Total Other Assets                                                       6,154,000             7,091,000
                                                                                 ----------------      ----------------

TOTAL ASSETS                                                                     $     74,067,000      $     80,816,000
                                                                                 ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                              $     12,329,000      $     12,639,000
   Accrued liabilities                                                                  4,890,000             5,209,000
   Accrued interest                                                                     7,211,000             2,831,000
   Current portion of long-term debt                                                   14,363,000               929,000
   Current portion of capital lease obligations                                           312,000               329,000
   Senior subordinated notes payable                                                   63,700,000                     -
                                                                                 ----------------      ----------------
               Total Current Liabilities                                              102,805,000            21,937,000
                                                                                 ----------------      ----------------

LONG-TERM LIABILITIES
   Long-term debt, net of current portion                                               2,258,000            16,969,000
   Capital lease obligations, net of current portion                                      792,000             1,005,000
   Senior subordinated notes payable                                                            -            63,700,000
   Deferred income taxes                                                                  850,000             2,077,000
   Deferred rent and other                                                                227,000               242,000
                                                                                 ----------------      ----------------
               Total Long Term Liabilities                                              4,127,000            83,993,000
                                                                                 ----------------      ----------------

Total Liabilities                                                                     106,932,000           105,930,000
                                                                                 ----------------      ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Convertible preferred stock                                                                  -                     -
   Common stock                                                                            39,000                39,000
   Additional paid-in capital                                                          86,987,000            86,917,000
   Accumulated other comprehensive income                                              (9,027,000)           (9,165,000)
   Accumulated deficit                                                               (110,864,000)         (102,905,000)
                                                                                 ----------------      ----------------
               Total Stockholders' Equity (Deficit)                                   (32,865,000)          (25,114,000)
                                                                                 ----------------      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     74,067,000      $     80,816,000
                                                                                 ================      ================

The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
         Second Quarters and Six Months Ended November 30, 2001 and 2000

                                                      Quarters Ended                           Six Months Ended
                                            ------------------------------------       ------------------------------------
                                             November 30,         November 30,          November 30,         November 30,
                                                2001                 2000                  2001                 2000
                                             (Unaudited)          (Unaudited)           (Unaudited)          (Unaudited)
                                            --------------       ---------------       --------------       ---------------
NET SALES                                   $   21,579,000       $    27,437,000       $   45,008,000       $    55,080,000

COST OF SALES                                   18,280,000            24,351,000           36,634,000            47,072,000
                                            --------------       ---------------       --------------       ---------------

GROSS PROFIT                                     3,299,000             3,086,000            8,374,000             8,008,000

OPERATING EXPENSES                               3,716,000             5,854,000            7,434,000            10,666,000
                                            --------------       ---------------       --------------       ---------------

INCOME (LOSS) FROM OPERATIONS                     (417,000)           (2,768,000)             940,000            (2,658,000)
                                            --------------       ---------------       --------------       ---------------

OTHER INCOME AND EXPENSE
     Interest Income                                33,000                     -               41,000                     -
     Interest Expense                           (4,423,000)           (2,241,000)          (7,528,000)           (4,537,000)
     Other                                        (619,000)               66,000             (561,000)              113,000
                                            --------------       ---------------       --------------       ---------------
                                                (5,009,000)           (2,175,000)          (8,048,000)           (4,424,000)
                                            --------------       ---------------       --------------       ---------------

NET LOSS BEFORE INCOME TAX                      (5,426,000)           (4,943,000)          (7,108,000)           (7,082,000)

PROVISION FOR INCOME TAXES                        (486,000)                    -             (848,000)             (113,000)
                                            --------------       ---------------       --------------       ---------------

NET LOSS                                        (5,912,000)           (4,943,000)          (7,956,000)           (7,195,000)

OTHER COMPREHENSIVE INCOME (LOSS):
     Foreign currency translation                 (444,000)             (950,000)             138,000            (3,216,000)
                                            --------------       ---------------       --------------       ---------------
COMPREHENSIVE LOSS                          $   (6,356,000)      $    (5,893,000)      $   (7,818,000)      $   (10,411,000)
                                            ==============       ===============       ==============       ===============


NET LOSS PER SHARE:
        BASIC                               $        (0.15)      $         (0.14)      $        (0.20)      $         (0.21)
        DILUTED                             $        (0.15)      $         (0.14)      $        (0.20)      $         (0.21)

SHARES USED IN COMPUTATION OF
     NET LOSS PER SHARE:
        BASIC                                   39,315,000            34,292,000           39,287,000            33,700,000
        DILUTED                                 39,315,000            34,292,000           39,287,000            33,700,000

The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
            Six Month's Ended November 30, 2001 and November 30, 2000

                                                                            Six Months Ended
                                                                  ----------------------------------
                                                                   November 30,         November 30,
                                                                      2001                 2000
                                                                   (Unaudited)          (Unaudited)
                                                                  --------------       -------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net cash from (used in) operating activities                 $      823,000       $    (568,000)
                                                                  --------------       -------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment                               (2,031,000)         (1,694,000)
     Proceeds from sale of property and equipment                         73,000              65,000
     Other changes, net                                                        -             (15,000)
                                                                  --------------       -------------
          Net cash used in investing activities                       (1,958,000)         (1,644,000)
                                                                  --------------       -------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net borrowings under line of credit                                       -             579,000
     Proceeds from long-term debt                                         45,000              70,000
     Payments on long term debt and cap leases                          (533,000)           (854,000)
     Sale of common stock, net of issuance costs                          68,000           1,885,000
                                                                  --------------       -------------
            Net cash from (used in) financing activities                (420,000)          1,680,000
                                                                  --------------       -------------

NET CHANGE IN CASH                                                    (1,555,000)           (532,000)

CASH AT BEGINNING OF PERIOD                                            4,095,000           2,154,000
EFFECT OF EXCHANGE RATES ON CASH                                          73,000             (95,000)
                                                                  --------------       -------------

CASH AT END OF PERIOD                                             $    2,613,000       $   1,527,000
                                                                  ==============       =============

The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
                           MANAGEMENT'S STATEMENT AND
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              Second Quarter and Six Months Ended November 30, 2001


Management's Statement

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position as of November 30, 2001 and May 31, 2001, the consolidated results of operations for the quarters and six months ended November 30, 2001 and November 30, 2000, and the consolidated statements of cash flows for the six months ended November 30, 2001 and November 30, 2000. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended May 31, 2001 and 2000.

The results of operations for the quarter ended November 30, 2001 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

Note 1: Net Income (Loss) Per Share:

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. As the Company had a net loss for the periods ended November 30, 2001 and November 30, 2000, basic and diluted net loss per share are the same.

Potential amounts of shares that were not included in the computation of weighted average diluted shares were 10,800,391 shares.

Note 2: Inventories

Components of inventories are as follows:

                                                   November 30,     May 31,
                                                       2001          2001
                                                   ------------     -------

Raw materials                                      $  3,749,000   $  5,032,000
Work in progress                                     11,447,000     10,990,000
Finished goods                                        6,439,000      6,972,000
                                                   ------------   ------------

     Total                                         $ 21,635,000   $ 22,994,000
                                                   ============   ============

Note 3: Going Concern

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the six months ended November 30, 2001, cash provided by operating activities was $823,000. The Company's future success will depend heavily on its ability to continue to generate cash from operating activities and to meet its obligations as they become due. The Company is focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls. The Company has also downsized, closed, or sold certain of its operations that had consistently produced negative cash flow. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional common stock or sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash from operations, to sell additional common stock, or to sell its assets for amounts in excess of book value.

Our existing cash and credit facilities are not and will not be sufficient to meet our obligations as they become due. Consequently, we will need to obtain additional cash. Our actual cash needs will depend primarily on the amount of cash generated from or used by operations and financing activities. We cannot predict accurately the amount or timing of our future cash needs or the sources of needed cash.

We did not make a semi-annual interest payment of approximately $3.6 million on our 11 1/4% senior subordinated notes due 2005 (the "Notes") that was due on August 1, 2001, and we were not able to make that payment within the 30-day grace period that expired on August 31, 2001. As a result, an event of default occurred under the Notes. In addition, we did not make a quarterly interest payment of approximately $618,000 that was due on our 18% senior secured loan (the "Senior Debt") on September 30, 2001, or before the expiration of the 5-day grace period thereafter. As a result of the payment defaults on both the Notes and the Senior Debt, an event of default occurred under the Senior Debt.

We are currently negotiating with the holders of approximately 97.5% of the Notes (the "Noteholders") regarding a proposed restructuring of the Company's debt and equity structure. In connection with the proposed restructuring, we have entered into an amended lock-up agreement (the "Lock-up") with the Noteholders, which provides that the Noteholders will waive the Company's existing and future defaults under the Notes through January 31, 2002 or earlier termination of the agreement. Under the terms of the Lock-up, the Noteholders would exchange their Notes, including accrued interest, for a combination of common stock, convertible preferred stock, and new notes (the "Exchange"). After conversion of the preferred stock, which would occur immediately after shareholder approval of an increase in the number of authorized shares of common stock, the Noteholders would own approximately 97.5% of our common stock on a fully-diluted basis. The new notes to be issued to the Noteholders in the Exchange would consist of $15 million of 10% senior subordinated pay-in-kind notes. Concurrent with the consummation of the Exchange, the Noteholders intend to enter into a supplemental indenture amending the indenture governing the Notes to remove all of the covenants therein, except for those covenants relating to the payment of principal and interest on the Notes. As part of the restructuring, our Board of Directors would be reconstituted to consist of five directors, four of whom would be designated by the Noteholders. The fifth director would be our President and Chief Executive Officer, Don Wright.

On October 5, 2001, we entered into an agreement (the "Forbearance Agreement") with the holders of the Senior Debt (the "Senior Lenders"). Under the terms of the Forbearance Agreement, the Senior Lenders agreed to waive our payment defaults and certain other defaults until December 31, 2001. Pursuant to the Forbearance Agreement, the interest rate on the Senior Debt increased from 18% to 21%, and the maturity date of the Senior Debt was changed to December 31, 2001. The Company also agreed to pay the Senior Lenders a transaction fee equal to 2% of the outstanding principal of the Senior Debt, or approximately $288,658. The transaction fee and the September 30, 2001 interest payment were paid in kind in lieu of cash by increasing the outstanding principal amount of the Senior Debt. To facilitate the Forbearance Agreement, the Noteholders agreed to increase the amount of senior debt permitted by the indenture that governs the Notes to the extent necessary to permit the September 30 interest payment on the Senior Debt and the Senior Lender's transaction fee to be paid in kind. However, we did not complete our restructuring plan by December 31, 2001, and our agreement with the Senior Lenders expired on that date. We are now in default under the Senior Debt because of (i) our failure to make the August 1, 2001 interest payment on the Notes within the applicable grace period and (ii) our subsequent failure to repay the Senior Debt on December 31, 2001, its maturity date. As a result of the existing defaults, the Senior Lenders currently have the right to demand payment of all amounts outstanding under the Senior Debt and to pursue additional recourse against the Company, including foreclosure.

In order to repay the Senior Debt, pay certain fees and expenses related to the restructuring, and provide working capital, we have been in discussions with GSC Partners, an affiliate of GSC Recovery, Inc. (one of the Noteholders), which will own over 50% of the Company's common stock following the completion of the restructuring, concerning a transaction in which the Company would issue $36.0 million of new senior secured discount notes (the "New Senior Notes"). The New Senior Notes would be issued at a discount to par equal to 61.08% of the face amount and would provide gross proceeds to the Company of approximately $22.0 million. The New Senior Notes would bear interest at a rate of 5.0% per annum and would mature on May 1, 2007. GSC Partners is currently conducting due diligence and preparing necessary documentation for the New Senior Notes. We currently anticipate that the Exchange will be completed concurrently with the purchase and sale of the New Senior Notes. However, there can be no assurance that the New Senior Notes will be issued or that they will be issued prior to exercise by the Company's existing Senior Lenders of their remedies under the Senior Debt.

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

Presented below is the Company's operational segment information. In addition, all operational segments identified as "U.S." and "Corporate" are located within the U.S., while the operations and assets of the "European Aerospace" segment are located within the United Kingdom. Identifiable assets are those assets used in the Company's operations in each segment, and do not include advances or loans between the business segments. Corporate assets are identified below, and no allocations were necessary for assets used jointly by the segments.

Six months ended November 30, 2001

                                                                                            Corporate,
                                               U.S.        European           U.S.          other and
                                            Aerospace      Aerospace      Electronics      eliminations      Total
                                            ---------      ---------      -----------      ------------      -----
Net sales to customers                     $ 8,714,000    25,754,000       10,540,000               --     45,008,000
Net sales between segments                       6,000            --               --           (6,000)            --
Income (loss) from operations                   50,000     2,711,000        1,041,000       (2,862,000)       940,000
Interest income                                     --        21,000               --           20,000         41,000
Interest expense                               135,000     1,930,000           76,000        5,387,000      7,528,000
Other income (expense)                          30,000         1,000         (460,000)        (132,000)      (561,000)
Identifiable assets                         12,723,000    35,298,000       15,984,000       10,062,000     74,067,000

Six months ended November 30, 2000

                                                                                            Corporate,
                                              U.S.         European           U.S.          other and
                                           Aerospace       Aerospace      Electronics      eliminations      Total
                                           ---------       ---------      -----------      ------------      -----
Net sales to customers                    $14,878,000     25,021,000       15,181,000               --     55,080,000
Net sales between segments                    407,000             --               --         (407,000)            --
Income (loss) from operations              (4,044,000)       771,000        4,315,000       (3,700,000)    (2,658,000)
Interest income                                    --             --               --               --             --
Interest expense                              180,000      2,012,000           63,000        2,282,000      4,537,000
Other income (expense)                         36,000             --           77,000               --        113,000
Identifiable assets                        32,327,000     68,432,000       23,095,000       13,009,000    136,863,000

Note 5: Discontinuance of Efforts to Sell our European Aerospace Group

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

Note 6: Consolidating Condensed Financial Statements

The following financial statements present consolidating condensed financial information of the Company for the indicated periods. The Company's senior subordinated notes, which were used to finance the Aeromet acquisition in July 1998, have been guaranteed by all of the Company's U.S. wholly-owned subsidiaries. The guarantor subsidiaries have fully and unconditionally guaranteed this debt on a joint and several basis. This debt is not guaranteed by the Company's foreign subsidiaries, which primarily consist of Aeromet and two related holding companies. There are no significant contractual restrictions on the distribution of funds from the guarantor subsidiaries to the parent corporation. The consolidating condensed financial information is presented in lieu of separate financial statements and other disclosures of the guarantor subsidiaries, as management has determined that such information is not material to investors.

                      Pacific Aerospace & Electronics, Inc.
                      Consolidating Condensed Balance Sheet
                                November 30, 2001

                                                                 GUARANTOR      NON-GUARANTOR
                                                  PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                               ------------     ------------    -------------    -------------      -------------
ASSETS
------

CURRENT ASSETS
    Cash and cash equivalents                  $     113,000     $      7,000    $   2,493,000    $           -     $   2,613,000
    Accounts receivable, net                               -        4,563,000       12,982,000          (88,000)       17,457,000
    Inventories                                            -       12,533,000        9,102,000                -        21,635,000
    Other                                          4,760,000          512,000          450,000       (4,703,000)        1,019,000
                                               -------------     ------------    ------------     -------------     -------------
             Total current assets                  4,873,000       17,615,000       25,027,000       (4,791,000)       42,724,000

PROPERTY, PLANT AND EQUIPMENT, net                 5,162,000        9,756,000       10,271,000                -        25,189,000

OTHER ASSETS
    Costs in excess of net book value
       of acquired subsidiaries, net                       -          351,000               -                 -           351,000
    Investment in and loans to subsidiaries       40,559,000       72,618,000               -      (113,177,000)                -
    Other                                          4,819,000          984,000               -                 -         5,803,000
                                               -------------     ------------    ------------     -------------     -------------
             Total other assets                   45,378,000       73,953,000               -      (113,177,000)        6,154,000
                                               -------------     ------------    ------------     -------------     -------------

TOTAL ASSETS                                   $  55,413,000     $101,324,000    $ 35,298,000     $(117,968,000)    $  74,067,000
                                               =============     ============    ============     =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
    Accounts payable                           $   1,690,000     $  4,548,000    $  6,179,000     $     (88,000)    $  12,329,000
    Current portion of long-term debt             77,526,000          537,000               -                 -        78,063,000
    Other                                          7,664,000        1,078,000       7,752,000        (4,081,000)       12,413,000
                                               -------------     ------------    ------------     -------------     -------------
             Total current liabilities            86,880,000        6,163,000      13,931,000        (4,169,000)      102,805,000

LONG-TERM LIABILITIES
    Long-term debt, net of current portion         1,184,000        1,074,000               -                 -         2,258,000
    Intercompany note and loan payable                     -       72,909,000      36,957,000      (109,866,000)                -
    Other                                            214,000          430,000       1,225,000                 -         1,869,000
                                               -------------     ------------    ------------     -------------     -------------
             Total long-term liabilities           1,398,000       74,413,000      38,182,000      (109,866,000)        4,127,000

STOCKHOLDERS' EQUITY
    Common stock                                      39,000       56,139,000      33,709,000       (89,848,000)           39,000
    Additional paid-in capital                    86,987,000                -               -                 -        86,987,000
    Accumulated other comprehensive loss          (9,027,000)               -      (9,027,000)        9,027,000        (9,027,000)
    Retained earnings (accumulated deficit)     (110,864,000)     (35,391,000)    (41,497,000)       76,888,000      (110,864,000)
                                               -------------     ------------    ------------     -------------     -------------
             Total stockholders' equity          (32,865,000)      20,748,000     (16,815,000)       (3,933,000)      (32,865,000)
                                               -------------     ------------    ------------     -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  55,413,000     $101,324,000    $ 35,298,000     $(117,968,000)    $  74,067,000
                                               =============     ============    ============     =============     =============

                      Pacific Aerospace & Electronics, Inc.
                      Consolidating Condensed Balance Sheet
                                  May 31, 2001

                                                                    GUARANTOR     NON-GUARANTOR
                                                      PARENT       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                  -------------    ------------   -------------    -------------    -------------
ASSETS
------

CURRENT ASSETS
    Cash and cash equivalents                     $   1,134,000    $      3,000    $  2,958,000    $           -    $   4,095,000
    Accounts receivable, net                                  -       6,423,000      12,839,000         (161,000)      19,101,000
    Inventories                                               -      14,326,000       8,668,000                -       22,994,000
    Other                                             3,975,000         299,000         401,000       (3,894,000)         781,000
                                                  -------------    ------------    ------------    -------------    -------------
             Total current assets                     5,109,000      21,051,000      24,866,000       (4,055,000)      46,971,000

PROPERTY, PLANT AND EQUIPMENT, net                    5,319,000      11,882,000       9,553,000                -       26,754,000

OTHER ASSETS
    Costs in excess of net book value
       of acquired subsidiaries, net                          -         351,000               -                -          351,000
    Investment in and loans to subsidiaries          41,943,000      72,618,000               -     (114,561,000)               -
    Other                                             5,699,000       1,041,000               -                -        6,740,000
                                                  -------------    ------------    ------------    -------------    -------------
             Total other assets                      47,642,000      74,010,000               -     (114,561,000)       7,091,000
                                                  -------------    ------------    ------------    -------------    -------------

TOTAL ASSETS                                      $  58,070,000    $106,943,000    $ 34,419,000    $(118,616,000)   $  80,816,000
                                                  =============    ============    ============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
    Accounts payable                              $     921,000    $  5,328,000    $  6,551,000    $    (161,000)   $  12,639,000
    Current portion of long-term debt                    90,000         839,000               -                -          929,000
    Other                                             3,413,000       2,351,000       6,499,000       (3,894,000)       8,369,000
                                                  -------------    ------------    ------------    -------------    -------------
             Total current liabilities                4,424,000       8,518,000      13,050,000       (4,055,000)      21,937,000

LONG-TERM LIABILITIES
    Long-term debt, net of current portion           78,635,000       2,034,000               -                -       80,669,000
    Intercompany note and loan payable                        -      71,723,000      36,957,000     (108,680,000)               -
    Other                                               125,000       1,880,000       1,319,000                -        3,324,000
                                                  -------------    ------------    ------------    -------------    -------------
             Total long-term liabilities             78,760,000      75,637,000      38,276,000     (108,680,000)      83,993,000

STOCKHOLDERS' EQUITY
    Common stock                                         39,000      56,139,000      33,709,000      (89,848,000)          39,000
    Additional paid-in capital                       86,917,000               -               -                -       86,917,000
    Accumulated other comprehensive loss             (9,165,000)              -      (9,165,000)       9,165,000       (9,165,000)
    Retained earnings (accumulated deficit)        (102,905,000)    (33,351,000)    (41,451,000)      74,802,000     (102,905,000)
                                                  -------------    ------------    ------------    -------------    -------------
             Total stockholders' equity             (25,114,000)     22,788,000     (16,907,000)      (5,881,000)     (25,114,000)
                                                  -------------    ------------    ------------    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  58,070,000    $106,943,000    $ 34,419,000    $(118,616,000)   $  80,816,000
                                                  =============    ============    ============    =============    =============

                      Pacific Aerospace & Electronics, Inc.
 Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                     For the Quarter Ended November 30, 2001

                                                                      GUARANTOR      NON-GUARANTOR
                                                      PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                   ------------     ------------     -------------     ------------    ------------
Net Sales                                                     -     $  8,783,000     $  12,954,000     $  (158,000)    $ 21,579,000
Cost of Sales                                                 -        7,959,000        10,479,000        (158,000)      18,280,000
                                                   ------------     ------------     -------------     -----------     ------------

     Gross profit                                             -          824,000         2,475,000               -        3,299,000

Operating expenses                                    1,203,000        2,823,000           915,000      (1,225,000)       3,716,000
                                                   ------------     ------------     -------------    ------------     ------------

     Income (loss) from operations                   (1,203,000)      (1,999,000)        1,560,000       1,225,000         (417,000)

Other income (expense)
     Parent's share of subsidiaries net loss         (2,460,000)               -                 -       2,460,000                -
     Interest expense                                (4,314,000)      (1,065,000)         (976,000)      1,932,000       (4,423,000)
     Other                                            2,065,000          494,000            12,000      (3,157,000)        (586,000)
                                                   ------------     ------------     -------------     -----------     ------------
           Total other income (expense)              (4,709,000)        (571,000)         (964,000)      1,235,000       (5,009,000)
                                                   ------------     ------------     -------------     -----------     ------------

     Income (loss) before income taxes               (5,912,000)      (2,570,000)          596,000       2,460,000       (5,426,000)

Income tax benefit (expense)                                  -                -          (486,000)              -         (486,000)
                                                   ------------     ------------     -------------     -----------     ------------

     Net income (loss)                               (5,912,000)      (2,570,000)          110,000       2,460,000       (5,912,000)

Other comprehensive income (loss)
     Foreign currency translation                      (444,000)               -          (444,000)        444,000         (444,000)
                                                   ------------     ------------     -------------     -----------     ------------

     Comprehensive income (loss)                   $ (6,356,000)    $ (2,570,000)    $    (334,000)    $ 2,904,000     $ (6,356,000)
                                                   ============     ============     =============     ===========     ============

                      Pacific Aerospace & Electronics, Inc.
 Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                     For the Quarter Ended November 30, 2000

                                                                      GUARANTOR    NON-GUARANTOR
                                                      PARENT        SUBSIDIARIES    SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED
                                                   -----------      ------------   -------------       ------------     ------------
Net Sales                                          $         -      $16,009,000    $  12,399,000       $  (971,000)    $ 27,437,000
Cost of Sales                                                -       14,288,000       11,034,000          (971,000)      24,351,000
                                                   -----------      -----------    -------------       -----------     ------------

     Gross profit                                            -        1,721,000        1,365,000                 -        3,086,000

Operating expenses                                   1,974,000        4,578,000          964,000        (1,662,000)       5,854,000
                                                   -----------      -----------    -------------       -----------     ------------

     Income (loss) from operations                  (1,974,000)      (2,857,000)         401,000         1,662,000       (2,768,000)

Other income (expense)
      Parent's share of subsidiaries net
        income (loss)                               (3,485,000)               -                -         3,485,000                -
      Interest expense                              (2,102,000)      (1,065,000)        (986,000)        1,912,000       (2,241,000)
      Other                                          2,618,000        1,022,000                -        (3,574,000)          66,000
                                                   -----------      -----------    -------------       -----------     ------------
           Total other income (expense)             (2,969,000)         (43,000)        (986,000)        1,823,000       (2,175,000)
                                                   -----------      -----------    -------------       -----------     ------------

     Income (loss) before income taxes              (4,943,000)      (2,900,000)        (585,000)        3,485,000       (4,943,000)

Income tax benefit (expense)                                 -                -                -                 -                -
                                                   -----------      -----------    -------------       -----------     ------------

     Net income (loss)                              (4,943,000)      (2,900,000)        (585,000)        3,485,000       (4,943,000)

Other comprehensive income (loss)
     Foreign currency translation                     (950,000)               -         (950,000)          950,000         (950,000)
                                                   -----------      -----------    -------------       -----------     ------------

     Comprehensive income (loss)                   $(5,893,000)     $(2,900,000)   $  (1,535,000)      $ 4,435,000     $ (5,893,000)
                                                   ===========      ===========    =============       ===========     ============

                      Pacific Aerospace & Electronics, Inc.
 Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                   For the Six Months Ended November 30, 2001

                                                                      GUARANTOR    NON-GUARANTOR
                                                      PARENT        SUBSIDIARIES   SUBSIDIARIES        ELIMINATIONS    CONSOLIDATED
                                                   -----------      -----------    -------------       ------------    ------------
Net Sales                                         $          -      $19,612,000    $  25,754,000       $  (358,000)    $ 45,008,000

Cost of Sales                                                -       15,625,000       21,367,000          (358,000)      36,634,000
                                                   -----------      -----------    -------------       -----------     ------------

     Gross profit                                            -        3,987,000        4,387,000                -         8,374,000

Operating expenses                                   2,821,000        5,387,000        1,676,000        (2,450,000)       7,434,000
                                                  ------------      -----------    -------------       -----------     ------------

     Income (loss) from operations                  (2,821,000)      (1,400,000)       2,711,000         2,450,000          940,000

Other income (expense)
     Parent's share of subsidiaries net loss        (2,086,000)               -                -         2,086,000                -
     Interest expense                               (7,298,000)      (2,120,000)      (1,930,000)        3,820,000       (7,528,000)
     Other                                           4,249,000        1,480,000           21,000        (6,270,000)        (520,000)
                                                  ------------      -----------    -------------       -----------     ------------
           Total other income (expense)             (5,135,000)        (640,000)      (1,909,000)         (364,000)      (8,048,000)
                                                  ------------      -----------    -------------       -----------     ------------

     Income (loss) before income taxes              (7,956,000)      (2,040,000)         802,000         2,086,000       (7,108,000)

Income tax benefit (expense)                                 -                -         (848,000)                -         (848,000)
                                                  ------------      -----------    -------------       -----------     ------------

     Net income (loss)                              (7,956,000)      (2,040,000)         (46,000)        2,086,000       (7,956,000)

Other comprehensive income (loss)
     Foreign currency translation                      138,000                -          138,000          (138,000)        138,000
                                                  ------------      -----------    -------------       -----------     ------------

     Comprehensive income (loss)                  $ (7,818,000)     $(2,040,000)   $      92,000       $ 1,948,000     $ (7,818,000)
                                                  ============      ===========    =============       ===========     ============

                      Pacific Aerospace & Electronics, Inc.
 Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
                   For the Six Months Ended November 30, 2000

                                                                       GUARANTOR     NON-GUARANTOR
                                                        PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ------------    ------------    -------------   ------------    ------------
Net Sales                                            $          -    $ 31,790,000    $ 25,021,000    $ (1,731,000)   $ 55,080,000
Cost of Sales                                                   -      26,616,000      22,187,000      (1,731,000)     47,072,000
                                                     ------------    ------------    ------------    ------------    ------------

  Gross profit                                                  -       5,174,000       2,834,000               -       8,008,000

Operating expenses                                      3,700,000       8,227,000       2,063,000      (3,324,000)     10,666,000
                                                     ------------    ------------    ------------    ------------    ------------

  Income (loss) from operations                        (3,700,000)     (3,053,000)        771,000       3,324,000      (2,658,000)

Other income (expense)
  Parent's share of subsidiaries net income (loss)     (4,360,000)              -               -       4,360,000               -
  Interest expense                                     (4,243,000)     (2,204,000)     (2,012,000)      3,922,000      (4,537,000)
  Other                                                 5,285,000       2,074,000               -      (7,246,000)        113,000
                                                     ------------    ------------    ------------    ------------    ------------
     Total other income (expense)                      (3,318,000)       (130,000)     (2,012,000)      1,036,000      (4,424,000)
                                                     ------------    ------------    ------------    ------------    ------------

  Income (loss) before income taxes                    (7,018,000)     (3,183,000)     (1,241,000)      4,360,000      (7,082,000)

Income tax benefit (expense)                             (177,000)              -          64,000               -        (113,000)
                                                     ------------    ------------    ------------    ------------    ------------

  Net income (loss)                                    (7,195,000)     (3,183,000)     (1,177,000)      4,360,000      (7,195,000)

Other comprehensive income (loss)
  Foreign currency translation                         (3,216,000)              -      (3,216,000)      3,216,000      (3,216,000)
                                                     ------------    ------------    ------------    ------------    ------------

  Comprehensive income (loss)                        $(10,411,000)   $ (3,183,000)   $ (4,393,000)   $  7,576,000    $(10,411,000)
                                                     ============    ============    ============    ============    ============

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Cash Flows
                   For the Six Months Ended November 30, 2001

                                                                              GUARANTOR   NON-GUARANTOR
                                                               PARENT       SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                            -----------     ------------  -------------  ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
-----------------------------------
   Net cash provided by (used in)
       operating activities                                 $  (656,000)     $ 252,000    $ 1,227,000    $         -    $   823,000

CASH FLOW FROM INVESTING ACTIVITIES:
-----------------------------------
   Acquisition of property, plant and equipment                (167,000)      (208,000)    (1,656,000)             -     (2,031,000)
   Proceeds from sale of property, plant and equipment           52,000         21,000              -              -         73,000
   Investment in and loans to subsidiaries                     (275,000)             -              -        275,000              -
                                                            -----------      ---------    -----------    -----------    -----------
       Net cash provided by (used in) investing activities     (390,000)      (187,000)    (1,656,000)       275,000     (1,958,000)

CASH FLOW FROM FINANCING ACTIVITIES:
-----------------------------------
   Payments on long-term debt and capital leases               (108,000)      (316,000)      (109,000)             -       (533,000)
   Proceeds from sale of common stock, net                       68,000              -              -              -         68,000
   Other changes, net                                            65,000        255,000              -       (275,000)        45,000
                                                            -----------      ---------    -----------    -----------    -----------
       Net cash provided by (used in) financing activities       25,000        (61,000)      (109,000)      (275,000)      (420,000)

   NET CHANGE IN CASH                                        (1,021,000)         4,000       (538,000)             -     (1,555,000)

   CASH AT BEGINNING OF PERIOD                                1,134,000          3,000      2,958,000              -      4,095,000
   EFFECT OF EXCHANGE RATES ON CASH                                   -              -         73,000              -         73,000
                                                            -----------      ---------    -----------    -----------    -----------

   CASH AT END OF PERIOD                                    $   113,000      $   7,000    $ 2,493,000    $         -    $ 2,613,000
                                                            ===========      =========    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW:
----------------------
   Noncash operating expenses related to:
       Depreciation                                         $   294,000      $ 952,000    $   996,000    $         -    $ 2,242,000
       Amortization                                                   -         34,000              -              -         34,000
   Cash paid during the period for:
       Interest                                             $   641,000      $ 211,000    $ 1,121,000    $(1,101,000)   $   872,000
       Income taxes                                                   -              -        375,000              -        375,000

                      Pacific Aerospace & Electronics, Inc.
                 Consolidating Condensed Statement of Cash Flows
                For the Six Month Period Ended November 30, 2000

                                                                             GUARANTOR    NON-GUARANTOR
                                                               PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                            -----------    ------------   ------------   ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
-----------------------------------
      Net cash provided by (used in) operating activities   $(1,921,000)   $(3,957,000)   $   950,000    $ 4,360,000    $  (568,000)

CASH FLOW FROM INVESTING ACTIVITIES:
-----------------------------------
   Acquisition of property, plant and equipment                (243,000)      (883,000)      (568,000)             -     (1,694,000)
   Investment in and loans to subsidiaries                     (953,000)     3,500,000              -     (2,547,000)             -
   Other changes, net                                                 -         50,000              -              -         50,000
                                                            -----------    -----------    -----------    -----------    -----------
      Net cash provided by (used in) investing activities    (1,196,000)     2,667,000       (568,000)    (2,547,000)    (1,644,000)

CASH FLOW FROM FINANCING ACTIVITIES:
-----------------------------------
   Net borrowings under line of credit                          567,000              -         12,000              -        579,000
   Payments on long-term debt and capital leases                (84,000)      (645,000)      (125,000)             -       (854,000)
   Proceeds from long-term debt                                  26,000         44,000              -                        70,000
   Proceeds from sale of common stock, net                    1,885,000              -              -                     1,885,000
   Other changes, net                                         1,406,000      1,909,000     (1,502,000)    (1,813,000)             -
                                                            -----------    -----------    -----------    -----------    -----------
      Net cash provided by (used in) financing activities     3,800,000      1,308,000     (1,615,000)    (1,813,000)     1,680,000
                                                            -----------    -----------    -----------    -----------    -----------

   NET CHANGE IN CASH                                           683,000         18,000     (1,233,000)             -       (532,000)

   CASH AT BEGINNING OF PERIOD                                 (184,000)        58,000      2,280,000              -      2,154,000
   EFFECT OF EXCHANGE RATES ON CASH                                   -              -        (95,000)             -        (95,000)
                                                            -----------    -----------    -----------    -----------    -----------

   CASH AT END OF PERIOD                                    $   499,000    $    76,000    $   952,000    $         -    $ 1,527,000
                                                            ===========    ===========    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW:
----------------------
   Noncash operating expense related to:
      Depreciation                                          $   264,000    $ 1,704,000    $ 1,205,000    $         -    $ 3,173,000
      Amortization                                                    -        195,000        450,000              -        645,000
   Cash paid during the period for:
      Interest                                              $ 3,897,000    $   243,000    $ 2,012,000    $(1,961,000)   $ 4,191,000
      Income taxes                                                    -              -        151,000              -        151,000

Inventories consist of the following:

                                  November 30,          May 31,
                                     2001                2001
                                  ------------       -----------
Guarantor subsidiaries
     Raw materials                $ 2,453,000        $ 3,594,000
     Work in progress               3,880,000          4,045,000
     Finished goods                 6,200,000          6,687,000
                                  -----------        -----------
                                  $12,533,000        $14,326,000
                                  ===========        ===========


Non-guarantor subsidiaries
     Raw materials                $ 1,296,000        $ 1,438,000
     Work in progress               7,567,000          6,945,000
     Finished goods                   239,000            285,000
                                  -----------        -----------
                                  $ 9,102,000        $ 8,668,000
                                  ===========        ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Actual results could differ materially from those projected in the forward-looking statements set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." The factors that may cause results to differ materially from those projected include the overall economic decline in the aerospace industry due to both the recent economic downturn and the September 11 attacks, the Company's ability to complete its previously announced plan of restructuring to decrease its debt burden and the Company's dependence on the success of its European Aerospace Group. Additional factors may also cause results to differ materially from those projected, however. A comprehensive list of additional factors has been included in our most recent Form S-3 filed via Edgar with the Securities and Exchange Commission on April 2, 2001, under the heading entitled "Risk Factors." We urge you to read such information and the Company's other recent filings with the Commission in detail. Information contained in this quarterly report was prepared by management based on the best information available to it as of the date of filing of this report, and the Company is under no obligation to update forward-looking statements contained herein if factors contributing to such statements should change.

Overview

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

On March 30, 2001, we announced that we put in place a plan to restructure our operations. In connection with the plan, we have closed or sold several of our divisions that were unprofitable. Within our U.S. Aerospace Group we closed an unprofitable foundry located in Tacoma, Washington and completed the sale of substantially all of the assets of our casting operation located in Entiat, Washington. Also, within our U.S. Aerospace Group we completed the sale of substantially all of the assets related to our Engineering & Fabrication Division. The fabrication assets were sold during May 2001, and the engineering assets were sold in December 2001. We have also shut down our U.S. Electronics Group's Display Division. We believe that these closures or sales of business units will strengthen and support our core electronics and aerospace machining operations.

We have defaulted on our 11 1/4% senior subordinated notes (the "Notes"), as well as our senior secured debt (the "Senior Debt"). We are currently working to restructure our capital structure. We have reached an agreement with approximately 97.5% of the holders of the Notes (the "Noteholders"), which calls for their forbearance on issuing default notices or other collection efforts through January 31, 2002 or earlier termination of the agreement. Under the terms of the agreement, the Noteholders would exchange their Notes, including accrued interest, for a combination of common stock, convertible preferred stock, and new notes. After conversion of the preferred stock, which would occur immediately after shareholder approval of an increase in the number of authorized shares of common stock, the Noteholders would own approximately 97.5% of our common stock on a fully-diluted basis. The new notes to be issued to the Noteholders in the exchange would be $15 million of 10% pay-in-kind senior subordinated notes. As part of the restructuring, our Board of Directors would be reconstituted to consist of five directors, four of whom would be designated by the Noteholders. We also entered into a forbearance agreement with the holders of our Senior Debt (the "Senior Lenders"). This agreement calls for the forbearance of collection efforts under the notes until December 31, 2001 upon which time the notes plus accrued interest and a transaction fee became due. The agreement increased the interest rate on the notes to 21%. We did not, however, make the required repayment of all amounts owing under the Senior Debt by December 31, 2001, its maturity date. As a result, the Senior Lenders have the right to exercise their remedies against the Company, including foreclosure. The Senior Lenders have not, to date, exercised their remedies, but we can provide no assurance that the holders will continue to forbear. We are currently negotiating with an affiliate of one of the Noteholders to provide additional financing in order to repay the existing Senior Debt and to provide working capital. See "Significant Events During the Quarter -- Default on and Restructuring of Debt."

Results of Operations

Quarter Ended November 30, 2001 Compared to Quarter Ended November 30, 2000

Net Sales. Net sales decreased by $5.9 million, or 21.5%, to $21.6 million for the quarter ended November 30, 2001, from $27.4 million for the quarter ended November 30, 2000. The European Aerospace Group contributed $12.9 million of net sales during the quarter ended November 30, 2001, up $0.5 million from the $12.4 million contributed during the quarter ended November 30, 2000. The demand for our European Aerospace Group's products had been increasing as sales and marketing initiatives started last year matured. However, due to the uncertainties of the current commercial aerospace market, we currently anticipate that our quarterly revenue contributed by our European Aerospace Group will decrease by at least 10% to 15% from present levels during the remaining quarters of fiscal 2002. Nevertheless, we believe that we may have prospects for increased revenue from our European Aerospace Group through our specialized Sophia casting technology. The U.S. Aerospace Group contributed $3.9 million during the quarter ended November 30, 2001, down $3.7 million from $7.6 million contributed during the quarter ended November 30, 2000. This decrease was due in part to the disposition of the U.S. Aerospace Group's Casting Division, which contributed $2.8 million to revenue during the quarter ended November 30, 2000. The remaining decrease was due to the downsizing of our Engineering & Fabrication Division, which contributed $1.4 million to revenue during the quarter ended November 30, 2000, but only $0.2 million during the quarter ended November 30, 2001. The Engineering & Fabrication Division has now been eliminated and will not contribute to revenue in the future. We sold substantially all the fabrication-related assets in May 2001 and completed the sale of substantially all of the engineering-related assets in December 2001. The absence of revenue from the Casting Division and the decrease in revenue from the Engineering & Fabrication Division during the quarter were partially offset by a $0.1 million increase in revenue contributed by the U.S. Aerospace Group's Machining Division. Due to the uncertainties of the current commercial aerospace market, we currently anticipate that our quarterly revenue contributed by our U.S. Aerospace Group's Machining Division will decrease by at least 5% to 10% from present levels during the remaining quarters of fiscal 2002. Our U.S. Electronics Group contributed $4.8 million to net sales during the quarter ended November 30, 2001, down $2.6 million from $7.4 million contributed during the quarter ended November 30, 2000. This decrease was primarily attributable to reduced revenue, $1.7 million, from our Display Division due to the downsizing and closure of that division and reduced revenue, $1.2 million, from our Filter Division due to the slowdown in the telecommunications markets. The decrease in revenue from those two divisions was partially offset by a $0.3 million increase in revenue from our Interconnect

Division. The increase in revenue from our Interconnect Division was due to continued strength in the defense and medical industries.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the quarter multiplied by 360 days, increased to 72.8 days for the quarter ended November 30, 2001, from 64.6 days for the quarter ended November 30, 2000. This increase was primarily due to collection difficulties in our European Aerospace Group.

Gross Profit. Gross profit increased by $0.2 million, or 6.5%, to $3.3 million for the quarter ended November 30, 2001, from $3.1 million for the quarter ended November 30, 2000. As a percentage of net sales, however, gross profit increased to 15.3% for the quarter ended November 30, 2001, from 11.2% for the quarter ended November 30, 2000. This increase in gross profit as a percentage of net sales was primarily due to an increase in gross profit percentage in our U.S. Aerospace Group. Within that group, we had eliminated the Casting Division and the fabrication portion of our Engineering & Fabrication Division prior to the quarter. Both of these divisions produced negative gross margin percentages during the quarter ended November 30, 2000. The U.S. Aerospace Group's Machining Division has also improved its gross profit percentage due to increased sales volumes and due to lean manufacturing initiatives. In total, the U.S. Aerospace Group's gross margin percentage increased from negative 16% for the quarter ended November 30, 2000, to negative 8.1% for the quarter ended November 30, 2001. The European Aerospace Group's gross margin percentage increased from 11.0% for the quarter ended November 30, 2000, to 19.1% for the quarter ended November 30, 2001, due to increased sales volumes, lean manufacturing initiatives, and investment in new manufacturing equipment and manufacturing facility upgrades. The U.S. Electronics Group's overall gross margin percentage decreased from 39.6% for the quarter ended November 30, 2000 to 23.9% for the quarter ended November 30, 2001, due to lower sales volumes in the Display and Filter Divisions.

Our gross margins were also negatively affected by non-cash charges related to the downsizing and elimination of the Engineering & Fabrication Division and the Display Division. Within the Engineering & Fabrication Division, we recognized a non-cash charge of $0.6 million related to inventories in anticipation of the sale of substantially all the remaining engineering assets that occurred in December 2001. Within the Display Division, we recognized a non-cash charge of $0.5 million related to inventories as a result of the closure of that division. Without these charges our consolidated gross margin would have been $4.4 million, or 20.4% as a percentage of net sales, during the quarter ended November 30, 2001. We anticipate that our consolidated gross margins as a percentage of net sales will be approximately 18% to 22% during the remaining quarters of the current fiscal year.

Inventory turnover, as calculated by dividing annualized sales for the quarter by ending inventory, increased to 4.0 turns for the quarter ended November 30, 2001 from 3.9 turns for the quarter ended November 30, 2000. The increase was due to better inventory utilization primarily in the European Aerospace Group.

Operating Expenses. Operating expenses decreased by $2.1 million, or 36.2%, to $3.7 million for the quarter ended November 30, 2001, from $5.8 million for the quarter ended November 30, 2000. This decrease was primarily due to the disposition of the U.S. Aerospace Group's Casting Division, $1.2 million, and the fabrication portion of the U.S. Aerospace Group's Engineering & Fabrication Division, $0.4 million. Through staff reductions and other cost cutting measures we reduced operating expenses by $0.1 million in the U.S. Aerospace Group's Machining Division and $0.4 million in our corporate costs.

Interest Expense. Interest expense increased by $2.2 million, or 100.0%, to $4.4 million for the quarter ended November 30, 2001, from $2.2 million for the quarter ended November 30, 2000. This increase was primarily due to the increase in the interest rate from 18% to 21% and accelerated amortization of loan fees associated with our Senior Debt. Our interest expense will continue to be higher than for comparable periods in the prior year until we complete the restructuring of our debt. Other Income (Expense).

Other income (expense) represents non-operational income and expense for the period. For the quarter ended November 30, 2001, other income (expense) includes a $0.5 million non-cash charge related to equipment that was used in our U.S. Electronics Group's Display Division.

Provision for Income Tax Benefit (Expense). Income tax expense for the quarter ended November 30, 2001 was derived from taxable income in our foreign subsidiaries. No provision was made for income tax related to our U.S. subsidiaries during the quarter ended November 30, 2001.

Net Loss. Net loss increased by $1.0 million, or 20.4%, to a net loss of $5.9 million for the quarter ended November 30, 2001, from a net loss of $4.9 million for the quarter ended November 30, 2000, due to the factors listed above.

Six Months Ended November 30, 2001 Compared to Six Months Ended November 30,
2000

Net Sales. Net sales decreased by $10.1 million, or 18.3%, to $45.0 million for the six months ended November 30, 2001, from $55.1 million for the six months ended November 30, 2000. The European Aerospace Group contributed $25.8 million of net sales during the six months ended November 30, 2001, up $0.8 million from the $25.0 million contributed during the six months ended November 30, 2000. The demand for our European Aerospace Group's products has been increasing as sales and marketing initiatives started last year have matured. However, due to the uncertainties of the current commercial aerospace market, we anticipate that the revenue contributed by our European Aerospace Group will decrease by at least 10% to 15% from present levels during the remaining six months of fiscal 2002. Nevertheless, we believe that we may have prospects for increased revenue from our European Aerospace Group through our specialized Sophia casting technology. The U.S. Aerospace Group contributed $8.7 million during the six months ended November 30, 2001, down $6.2 million from $14.9 million contributed during the six months ended November 30, 2000. This decrease was due in part to the disposition of the U.S. Aerospace Group's Casting Division, which contributed $5.9 million to revenue during the six months ended November 30, 2000. The remaining decrease was due to the downsizing of our Engineering & Fabrication Division, which contributed $2.9 million to revenue during the six months ended November 30, 2000, but only $1.1 million during the six months ended November 30, 2001. The Engineering & Fabrication Division has now been eliminated and will not contribute to revenue in the future. We sold substantially all the fabrication-related assets in May 2001 and completed the sale of substantially all of the engineering-related assets in December 2001. The absence of revenue from the Casting Division and the decrease in revenue from the Engineering & Fabrication Division were partially offset by a $1.5 million increase in revenue contributed by the U.S. Aerospace Group's Machining Division. Due to the uncertainties of the current commercial aerospace market, we anticipate that the revenue contributed by our U.S. Aerospace Group's Machining Division will decrease by at least 5% to 10% from present levels during the remaining six months of fiscal 2002. Our U.S. Electronics Group contributed $10.5 million to net sales during the six months ended November 30, 2001, down $4.7 million from $15.2 million contributed during the six months ended November 30, 2000. This decrease was primarily attributable to reduced revenue, $2.8 million, from our Display Division due to the downsizing and closure of that division and reduced revenue, $3.0 million, from our Filter Division due to the slowdown in the telecommunications markets. The decrease in revenue from those two divisions was partially offset by increased revenue from our Interconnect Division of $1.2 million. The increase in revenue from our Interconnect Division was due to the continued strength in the defense and medical industries.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the six months multiplied by 360 days, increased to 69.8 days for the six months ended November 30, 2001, from
64.4 days for the six months ended November 30, 2000. This increase was primarily due to collection difficulties in our European Aerospace Group.

Gross Profit. Gross profit increased by $0.4 million, or 5.0%, to $8.4 million for the six months ended November 30, 2001, from $8.0 million for the six months ended November 30, 2000. As a percentage of net sales, however, gross profit increased to 18.6% for the six months ended November 30, 2001, from 14.5% for the six months ended November 30, 2000. This increase in gross profit as a percent of net sales was primarily due to an increase in gross profit percentage in our U.S. Aerospace Group. Within that group we eliminated the Casting Division and the fabrication portion of our Engineering & Fabrication Division, which both produced negative gross margin percentages during the six months ended November 30, 2000. The U.S. Aerospace Group's Machining Division has also improved its gross profit percentage due to increased sales volumes and due to lean manufacturing initiatives. In total the U.S. Aerospace Group's gross margin percentage increased from negative 9.5% for the six months ended November 30, 2000, to positive 7.9% for the six months ended November 30, 2001. The European Aerospace Group's gross margin percentage increased from 11.3% for the six months ended November 30, 2000, to 17.0% for the six months ended November 30, 2001, due to increased sales volumes, lean manufacturing initiatives, and investment in new manufacturing equipment and manufacturing facility upgrades. The U.S. Electronics Group's overall gross margin percentage decreased from 43.0% for the six months ended November 30, 2000 to 30.5% for the six months ended November 30, 2001, due to lower sales volumes in the Display and Filter Divisions.

Our gross margins were also negatively affected by non-cash charges related to the downsizing of the Engineering & Fabrication Division and the Display Division. Within the Engineering & Fabrication Division, we recognized a non-cash charge of $0.6 million related to inventories in anticipation of the sale of substantially all the remaining engineering assets that occurred in December 2001. Within the Display Division, we recognized a non-cash charge of $0.5 million related to inventories as a result of the closure of that division. Without these charges our consolidated gross margin would have been $9.5 million, or 21.1% as a percentage of net sales, for the six months ended November 30, 2001. We anticipate that our consolidated gross margins as a percentage of net sales will be approximately 18% to 22% during the remaining six months of the current fiscal year.

Inventory turnover, as calculated by dividing annualized sales for the six months by ending inventory, increased to 4.2 turns for the six months ended November 30, 2001 from 3.9 turns for the six months ended November 30, 2000. The increase was due to better inventory utilization primarily in the European Aerospace Group.

Operating Expenses. Operating expenses decreased by $3.3 million, or 30.8%, to $7.4 million for the six months ended November 30, 2001, from $10.7 million for the six months ended November 30, 2000. This decrease was primarily due to the disposition of the U.S. Aerospace Group's Casting Division, $1.8 million, and the fabrication portion of the U.S. Aerospace Group's Engineering & Fabrication Division, $0.9 million. Through staff reductions and other cost cutting measures we reduced operating expenses by $0.1 million in the U.S. Aerospace Group's Machining Division and $0.4 million in our European Aerospace Group.

Interest Expense. Interest expense increased by $3.0 million, or 66.6%, to $7.5 million for the six months ended November 30, 2001, from $4.5 million for the six months ended November 30, 2000. This increase was primarily due to the increase in the interest rate from 18% to 21% and accelerated amortization of loan fees associated with our Senior Debt. Our interest expense will continue to be higher than for comparable periods in the prior year until we complete the restructuring of our debt.

Other Income (Expense). Other income (expense) represents non-operational income and expense for the period. For the six months ended November 30, 2001, other income (expense) includes a $0.5 million non-cash charge related to equipment that was used in our U.S. Electronics Group's Display Division.

Provision for Income Tax Benefit (Expense). Income tax expense for the six months ended November 30, 2001 was derived from taxable income in our foreign subsidiaries. No provision was made for income tax related to our U.S. subsidiaries during the six months ended November 30, 2001.

Net Loss. Net loss increased by $0.8 million, or 11.1%, to a net loss of $8.0 million for the six months ended November 30, 2001, from a net loss of $7.2 million for the six months ended November 30, 2000, due to the factors listed above.

Liquidity and Capital Resources

Our existing cash and credit facilities are not and will not be sufficient to meet our obligations as they become due. Consequently, we will need to obtain additional cash. Our actual cash needs will depend primarily on the amount of cash generated from or used by operating and financing activities. We cannot predict accurately the amount or timing of our future cash needs or the sources of such cash.

Cash provided by operating activities was $0.8 million during the six months ended November 30, 2001, compared to cash used in operating activities of $0.6 million during the six months ended November 30, 2000. The change in cash provided by operating activities was primarily a result of an increase in accrued liabilities, primarily accrued interest. We did not make our interest payment of approximately $3.6 million on our Notes that was due August 1, 2001, or our interest payment of approximately $0.6 million that was due on our Senior Debt on September 30, 2001. If we had made those payments, we would have used $3.4 million of cash in our operations for the six months ended November 30, 2001. Our future success as a company will depend heavily on our ability to generate cash from operating activities in the future. We are in the process of restructuring our debt (see "--Significant Events During the Quarter"), which should significantly reduce our interest expense in future periods if the restructuring is successful, and we have sold or closed operating divisions that did not generate cash from operating activities. We are also focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to possible staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls. If our debt restructuring is not completed or we are not successful in generating cash from operations our ability to continue as a going concern could be affected and we may seek protection from our creditors under bankruptcy laws.

Cash used in investing activities increased from $1.6 million during the six months ended November 30, 2000, to $2.0 million during the six months ended November 30, 2001. This increase was due to investment in manufacturing equipment and manufacturing facility improvements, primarily in our European Aerospace Group. The new manufacturing equipment and facility improvements helped reduce production scrap rates in our casting facilities, which benefited our gross margins. We currently do not have any material commitments for capital equipment purchases.

Cash generated from financing activities decreased from $1.7 million during the six months ended November 30, 2000 to cash used of $0.4 million during the six months ended November 30, 2001. Cash was primarily used for debt payments during the six months ended November 30, 2001.

We translate the activity of our European Aerospace Group into U.S. Dollars on a monthly basis. The balance sheet of the European Aerospace Group is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statement of operations and statement of cash flows we use the weighted average exchange rate for the period. The value of our assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. We have not entered into any hedging activity as of November 30, 2001.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our independent auditors in their report accompanying our May 31, 2001 audited consolidated financial statements stated that we have suffered recurring losses from operations and have net capital deficiency that raise substantial doubt about our ability to continue as a going concern. Because of the significance of this uncertainty, our independent auditors did not express an opinion on our 2001 consolidated financial statements. Our consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If we are not sufficiently successful in generating cash from operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside the ordinary course of business. If we need to dispose of assets outside of the ordinary course of business to generate cash, we may not be able to realize the carrying value of those assets upon liquidation. If we are unable to generate the necessary cash, we could be unable to continue operations.

Significant Events During the Quarter

Default on and Restructuring of Debt

We did not make a semi-annual interest payment of approximately $3.6 million on our 11 1/4% senior subordinated notes due 2005 (the "Notes") that was due on August 1, 2001, and we were not able to make that payment within the 30-day grace period that expired on August 31, 2001. As a result, an event of default occurred under the Notes. In addition, we did not make a quarterly interest payment of approximately $618,000 that was due on our 18% senior secured loan (the "Senior Debt") on September 30, 2001, or before the expiration of the 5-day grace period thereafter. As a result of the payment defaults on both the Notes and the Senior Debt, an event of default occurred under the Senior Debt.

We are currently negotiating with the holders of approximately 97.5% of the Notes (the "Noteholders") regarding a proposed restructuring of the Company's debt and equity structure. In connection with the proposed restructuring, we have entered into an amended lock-up agreement (the "Lock-up") with the Noteholders, which provides that the Noteholders will waive the Company's existing and future defaults under the Notes through January 31, 2002 or earlier termination of the Lock-up. Under the terms of the Lock-up, the Noteholders would exchange their Notes, including accrued interest, for a combination of common stock, convertible preferred stock, and new notes (the "Exchange"). After conversion of the preferred stock, which would occur immediately after shareholder approval of an increase in the number of authorized shares of common stock, the Noteholders would own approximately 97.5% of our common stock on a fully-diluted basis. The new notes to be issued to the Noteholders in the Exchange would consist of $15 million of 10% senior subordinated pay-in-kind notes. Concurrent with the consummation of the Exchange, the Noteholders intend to enter into a supplemental indenture amending the indenture governing the Notes to remove all of the covenants therein, except for those covenants relating to the payment of principal and interest on the Notes. As part of the restructuring, our Board of Directors would be reconstituted to consist of five directors, four of whom would be designated by the Noteholders. The fifth director would be our President and Chief Executive Officer, Don Wright.

On October 5, 2001, we entered into an agreement (the "Forbearance Agreement") with the holders of the Senior Debt (the "Senior Lenders"). Under the terms of the Forbearance Agreement, the Senior Lenders agreed to waive our payment defaults and certain other defaults until December 31, 2001. Pursuant to the

Forbearance Agreement, the interest rate on the Senior Debt increased from 18% to 21%, and the maturity date of the Senior Debt was changed to December 31, 2001. The Company also agreed to pay the Senior Lenders a transaction fee equal to 2% of the outstanding principal of the Senior Debt, or approximately $288,658. The transaction fee and the September 30, 2001 interest payment were paid in kind in lieu of cash by increasing the outstanding principal amount of the Senior Debt. To facilitate the Forbearance Agreement, the Noteholders agreed to increase the amount of senior debt permitted by the indenture that governs the Notes to the extent necessary to permit the September 30 interest payment on the Senior Debt and the Senior Lender's transaction fee to be paid in kind. However, we did not complete our restructuring plan by December 31, 2001, and our agreement with the Senior Lenders expired on that date. We are now in default under the Senior Debt because of (i) our failure to make the August 1, 2001 interest payment on the Notes within the applicable grace period and (ii) our subsequent failure to repay the Senior Debt on December 31, 2001, its maturity date. As a result of the existing defaults, the Senior Lenders currently have the right to demand payment of all amounts outstanding under the Senior Debt and to pursue additional recourse against the Company, including foreclosure.

In order to repay the Senior Debt, pay certain fees and expenses related to the restructuring, and provide working capital, we have been in discussions with GSC Partners, an affiliate of GSC Recovery, Inc. (one of the Noteholders), which will own over 50% of the Company's common stock following the completion of the restructuring, concerning a transaction in which the Company would issue $36.0 million of new senior secured discount notes (the "New Senior Notes"). The New Senior Notes would be issued at a discount to par equal to 61.08% of the face amount and would provide gross proceeds to the Company of approximately $22.0 million. The New Senior Notes would bear interest at a rate of 5.0% per annum and would mature on May 1, 2007. GSC Partners is currently conducting due diligence and preparing necessary documentation for the New Senior Notes. We currently anticipate that the Exchange will be completed concurrently with the purchase and sale of the New Senior Notes. However, there can be no assurance that the New Senior Notes will be issued or that they will be issued prior to exercise by the Company's existing Senior Lenders of their remedies under the Senior Debt.

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

Subsequent Events

Sale of Engineering Assets

In December 2001, we completed the sale of substantially all of the engineering assets of our Engineering & Fabrication Division. Gross proceeds of the sale were $350,000. We had previously sold substantially all of the fabrication assets of the division in May 2001. The sale of the engineering assets completed the downsizing and closure of the U.S. Aerospace Group's Engineering & Fabrication Division.

Sale of Casting Division --Post-Closing Adjustment

Effective as of June 1, 2001, we sold substantially all of the assets of our U.S. Aerospace Group's Casting Division. The purchase price was approximately $4.6 million, which included approximately $1.5 million in cash. A portion of the cash amounting to $160,000 was paid into escrow by the purchaser. In the purchase agreement, the parties agreed to adjust the purchase price after closing based on the actual value of accounts receivable and inventory transferred at closing. In December 2001, we agreed with the purchaser to settle differences relating to the post-closing adjustment by returning the escrowed cash to the purchaser, thereby reducing the purchase price by $160,000.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. We adopted the provision of SFAS No. 133 during the first quarter of fiscal year 2002. The adoption of SFAS No. 133 did not have a material impact on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method no longer is permitted, although poolings initiated prior to June 30, 2001 are grandfathered. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that intangible assets with indefinite lives and goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of intangible assets with indefinite lives and goodwill ceases upon adoption of the Statement. We adopted the provision of SFAS No. 141 and 142 during the first quarter of fiscal year 2002. The adoption of SFAS No. 141 and 142 did not have a material impact on the consolidated financial statements.

In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We are required and plan to adopt the provisions of Statement No. 144 for the fiscal year beginning June 1, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate and variable rates. Our fixed-rate debt obligations are generally not callable until maturity and therefore market fluctuations in interest rates will not affect our earnings for the period. Our variable rate debt obligations represent approximately 2% of our total debt obligations. Based upon these facts, we do not consider the market risk exposure for interest rates to be material. The fair value of such instruments approximates their face value, except for our 11 1/4% senior subordinated notes, which as of November 30, 2001, we believe were trading on the open market for approximately 45% of face value.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in foreign currencies. Since approximately 50% of our transactions are conducted in foreign currency, the exchange rate risk could be material. During the six months ended November 30, 2001, we incurred a foreign currency translation gain of $138,000. We have not entered into any hedging activity as of November 30, 2001.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At November 30, 2001, we had purchase commitments for raw materials aggregating approximately $1.0 million. This amount relates to a titanium supply agreement with a fixed price.

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

(c)   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We did not make a semi-annual interest payment of approximately $3.6 million on our 11 1/4% senior subordinated notes due 2005 (the "Notes") that was due on August 1, 2001, and were not able to make that payment within the 30-day grace period that expired on August 31, 2001. As a result, an event of default occurred under the Notes. In addition, we did not make a quarterly interest payment of approximately $618,000 that was due on our 18% senior secured loan (the "Senior Debt") on September 30, 2001, or before the expiration of the 5-day grace period thereafter. As a result of the payment defaults on both the Notes and the Senior Debt, an event of default occurred under the Senior Debt.

We are currently negotiating with the holders of approximately 97.5% of the Notes (the "Noteholders") regarding a proposed restructuring of the Company's debt and equity structure. In connection with the proposed restructuring, we have entered into an amended lock-up agreement (the "Lock-up") with the Noteholders, which provides that the Noteholders will waive the Company's existing and future defaults under the Notes through January 31, 2002 or earlier termination of the Lock-up. Under the terms of the Lock-up, the Noteholders would exchange their Notes, including accrued interest, for a combination of common stock, convertible preferred stock, and new notes (the "Exchange"). After conversion of the preferred stock, which would occur immediately after shareholder approval of an increase in the number of authorized shares of common stock, the Noteholders would own approximately 97.5% of our common stock on a fully-diluted basis. The new notes to be issued to the Noteholders in the Exchange would consist of $15 million of 10% senior subordinated pay-in-kind notes. Concurrent with the consummation of the Exchange, the Noteholders intend to enter into a supplemental indenture amending the indenture governing the Notes to remove all of the covenants therein, except for those covenants relating to the payment of principal and interest on the Notes. As part of the restructuring, our Board of Directors would be reconstituted to consist of five directors, four of whom would be designated by the Noteholders. The fifth director would be our President and Chief Executive Officer, Don Wright.

On October 5, 2001, we entered into an agreement (the "Forbearance Agreement") with the holders of the Senior Debt (the "Senior Lenders"). Under the terms of the Forbearance Agreement, the Senior Lenders agreed to waive our payment defaults and certain other defaults until December 31, 2001. Pursuant to the Forbearance Agreement, the interest rate on the Senior Debt increased from 18% to 21%, and the maturity date of the Senior Debt was changed to December 31, 2001. The Company also agreed to pay the Senior Lenders a transaction fee equal to 2% of the outstanding principal of the Senior Debt, or approximately $288,658. The transaction fee and the September 30, 2001 interest payment were paid in kind in lieu of cash by increasing the outstanding principal amount of the Senior Debt. To facilitate the Forbearance Agreement, the Noteholders agreed to increase the amount of senior debt permitted by the indenture that governs the Notes to the extent necessary to permit the September 30 interest payment on the Senior Debt and the Senior Lender's transaction fee to be paid in kind. However, we did not complete our restructuring plan by December 31, 2001, and our agreement with the Senior Lenders expired on that date. We are now in default under the Senior Debt because of (i) our failure to make the August 1, 2001 interest payment on the Notes within the applicable grace period and (ii) our subsequent failure to repay the Senior Debt on December 31, 2001, its maturity date. As a result of the existing defaults, the Senior Lenders currently have the right to demand payment of all amounts outstanding under the Senior Debt and to pursue additional recourse against the Company, including foreclosure.

In order to repay the Senior Debt, pay certain fees and expenses related to the restructuring, and provide working capital, we have been in discussions with GSC Partners, an affiliate of GSC Recovery, Inc. (one of the Noteholders), which will own over 50% of the Company's common stock following the completion of the restructuring, concerning a transaction in which the Company would issue $36.0 million of new senior secured discount notes (the "New Senior Notes"). The New Senior Notes would be issued at a discount to par equal to 61.08% of the face amount and would provide gross proceeds to the Company of approximately $22.0 million. The New Senior Notes would bear interest at a rate of 5.0% per annum and would mature on May 1, 2007. GSC Partners is currently conducting due diligence and preparing necessary documentation for the New Senior Notes. We currently anticipate that the Exchange will be completed concurrently with the purchase and sale of the New Senior Notes. However, there can be no assurance that the New Senior Notes will be issued or that they will be issued prior to exercise by the Company's existing Senior Lenders of their remedies under the Senior Debt.

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

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number     Description

2.1 Asset Purchase Agreement, dated as of December 21, 2001, between Skagit Engineering & Manufacturing, Inc. and Nova-Tech, Inc. (47)

3.1        Articles of Incorporation of Pacific Aerospace & Electronics, Inc.(6)

3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (8)

3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. (20)

3.4        Bylaws of Pacific Aerospace & Electronics, Inc., as amended.(35)

4.1        Form of specimen certificate for Common Stock.(6)

4.2        Form of specimen certificate for public warrants.(6)

4.3        Form of specimen certificate for the Series A Convertible Preferred
           Stock.(8)

4.4        Form of specimen certificate for the Series B Convertible Preferred
           Stock.(20)

4.5 Purchase Agreement, dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

4.6 Indenture, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(18)

4.7 Registration Rights Agreement, dated as of July 30, 19998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

4.8        Form of Global Note by Pacific Aerospace & Electronics, Inc.(18)

4.9 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc. (25)

4.10 Agreement, dated September 7, 2001, between Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., Alliance Capital Management L.P., as investment advisor, M.W. Post Advisory Group L.L.C., as investment advisor, and William E. Simon & Sons Special Situation Partners II, L.P. (44)

4.11 Amended and Restated Agreement, dated as of October 10, 2001, between Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., Alliance Capital Management L.P., as investment advisor, M.W. Post Advisory Group L.L.C., as investment advisor, and William E. Simon & Sons Special Situation Partners II, L.P. (46)

4.12 Second Amended and Restated Agreement, dated as of January 11, 2002, between Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., Alliance Capital Management L.P., as investment advisor, M.W. Post Advisory Group L.L.C., as investment advisor, and William E. Simon & Sons Special Situation Partners II, L.P. (47)

4.13 Waiver to Indenture by GSCP Recovery, Inc., Alliance Capital Management L.P., as investment advisor, and M.W. Post Advisory Group L.L.C., as investment advisor. (45)

4.14 Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001. (39)

4.15 Notice from DDJ Capital Management, LLC, as Agent, dated September 20, 2001. (45)

4.16 First Supplement to Loan Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and B III Capital Partners, L.P., B III A Capital Partners, L.P., DDJ Canadian High Yield Fund, and State Street Bank & Trust as Custodian for General Motors Employees Global Group Pension Trust, as Lenders, dated as of October 5, 2001. (45)

4.17 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated March 1, 2001, in the amount of $6,459,361.00. (39)

4.18 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00. (39)

4.19 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00. (39)

4.20 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00. (39)

4.21 Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001. (39)

4.22 Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001. (39)

4.23 Pledge Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., PA&E International, Inc., Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001. (39)

4.24 Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001. (39)

4.25 Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of Common Stock.
           (39)

4.26 Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of Common Stock. (39)

4.27 Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of Common Stock. (39)

4.28 Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of Common Stock. (39)

4.29 Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001. (39)

10.1       Amended and Restated Stock Incentive Plan.(5)

10.2       Amendment No. 1 to the Amended and Restated Stock Incentive Plan.
           (19)

10.3       Amended and Restated Independent Director Stock Plan.(21)

10.4       1999 Stock Incentive Plan (30)

10.5 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)

10.6 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.
           (27)

10.7 Amendment No. 2 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (43)

10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger. (27)

10.9 Amendment No. 1 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger(43)

10.10 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde. (9)

10.11 Amendment No. 1 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(43)

10.12 Separation Letter, dated August 15, 2001 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde. (43)

10.13 Waiver and Release, dated August 17, 2001 from Nick A. Gerde to Pacific Aerospace & Electronics, Inc. (43)

10.14 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)

10.15 Amendment No. 1 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(43)

10.16      Incentive Compensation Program. (35)

10.17 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association. (15)

10.18 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)

10.19 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)

10.20 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(22)

10.21 Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of Key Bank Washington. (43)

10.22 Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S. Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001. (42)

10.23 Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001. (42)

10.24 Escrow Note in the original principal amount of $160,000.00, from U.S. Castings, LLC and USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001. (42)

10.25 U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001. (42)

10.26 First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001. (42)

10.27 USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001. (42)

10.28 First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14, 2001. (42)

10.29 Agreement Regarding Post-Closing Adjustment, dated as of December 10, 2001, among Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLP, USCRE Properties, LLC, and Advanced Aluminum, LLC. (47)

10.30 General Terms Agreement No. BCA-65323-0458, dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group). (31)

10.31 Special Business Provisions No. POP-65323-0519, dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(1) (31)

10.32 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (27)

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

(36) Incorporated by reference to the first amendment on Form 10-K/A to the Company's Annual Report for the fiscal year ended May 31, 2000, as filed on October 13, 2000.

(37) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.

(38) Incorporated by reference to the second amendment on Form 10-K/A to the Company's Annual Report for the fiscal year ended May 31, 2000, as filed on January 18, 2001.

(39) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 9, 2001.

(40) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 2001.

(41) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 7, 2001.

(42) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 27, 2001.

(43) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 31, 2001.

(44) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 12, 2001.

(45) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 9, 2001.

(46) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 23, 2001.

(47) Filed with this report

b. Reports on Form 8-K.

     (i) The Company filed a Current Report on Form 8-K on September 12, 2001, reporting its failure to make an interest payment on its Senior Debt within the applicable grace period. The Company also reported that it had entered into a lock-up agreement related to restructuring of the Company's debt and equity.

     (ii) The Company filed a Current Report on Form 8-K on October 9, 2001, reporting its failure to make an interest payment on its Senior Debt that was due on September 30, 2001 within the applicable grace period. The Company also reported that it had entered into a forbearance agreement with the Senior Lenders.

     (iii) The Company filed a Current Report on Form 8-K on October 23, 2001, reporting that it had entered into an amended lock-up agreement regarding a proposed restructuring of the Company's debt and equity.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PACIFIC AEROSPACE & ELECTRONICS, INC.

Date:  January 14, 2002            /s/ Donald A. Wright
                                   ---------------------------------------------
                                   Donald A. Wright
                                   President, Chief Executive Officer, and
                                   Chairman of the Board
                                   (Principal Executive Officer)



Date: January 14, 2002             /s/ Charles A. Miracle
                                   ---------------------------------------------
                                   Charles A. Miracle
                                   Interim Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number     Description

2.1 Asset Purchase Agreement, dated as of December 21, 2001, between Skagit Engineering & Manufacturing, Inc. and Nova-Tech, Inc. (47)

3.1        Articles of Incorporation of Pacific Aerospace & Electronics, Inc.(6)

3.2 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (8)

3.3 Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. (20)

3.4        Bylaws of Pacific Aerospace & Electronics, Inc., as amended.(35)

4.1        Form of specimen certificate for Common Stock.(6)

4.2        Form of specimen certificate for public warrants.(6)

4.3        Form of specimen certificate for the Series A Convertible Preferred
           Stock.(8)

4.4        Form of specimen certificate for the Series B Convertible Preferred
           Stock.(20)

4.5 Purchase Agreement, dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

4.6 Indenture, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(18)

4.7 Registration Rights Agreement, dated as of July 30, 19998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

4.8        Form of Global Note by Pacific Aerospace & Electronics, Inc.(18)

4.9 Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc. (25)

4.10 Agreement, dated September 7, 2001, between Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., Alliance Capital Management L.P., as investment advisor, M.W. Post Advisory Group L.L.C., as investment advisor, and William E. Simon & Sons Special Situation Partners II, L.P. (44)

4.11 Amended and Restated Agreement, dated as of October 10, 2001, between Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., Alliance Capital Management L.P., as investment advisor, M.W. Post Advisory Group L.L.C., as investment advisor, and William E. Simon & Sons Special Situation Partners II, L.P. (46)

4.12 Second Amended and Restated Agreement, dated as of January 11, 2002, between Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., Alliance Capital Management L.P., as investment advisor, M.W. Post Advisory Group L.L.C., as investment advisor, and William E. Simon & Sons Special Situation Partners II, L.P. (47)

4.13 Waiver to Indenture by GSCP Recovery, Inc., Alliance Capital Management L.P., as investment advisor, and M.W. Post Advisory Group L.L.C., as investment advisor. (45)

4.14 Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001. (39)

4.15 Notice from DDJ Capital Management, LLC, as Agent, dated September 20, 2001. (45)

4.16 First Supplement to Loan Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and B III Capital Partners, L.P., B III A Capital Partners, L.P., DDJ Canadian High Yield Fund, and State Street Bank & Trust as Custodian for General Motors Employees Global Group Pension Trust, as Lenders, dated as of October 5, 2001. (45)

4.17 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated March 1, 2001, in the amount of $6,459,361.00. (39)

4.18 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00. (39)

4.19 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00. (39)

4.20 Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00. (39)

4.21 Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001. (39)

4.22 Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001. (39)

4.23 Pledge Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., PA&E International, Inc., Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001. (39)

4.24 Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001. (39)

4.25 Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of Common Stock.
           (39)

4.26 Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of Common Stock. (39)

4.27 Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of Common Stock. (39)

4.28 Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of Common Stock. (39)

4.29 Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001. (39)

10.1       Amended and Restated Stock Incentive Plan.(5)

10.2       Amendment No. 1 to the Amended and Restated Stock Incentive Plan.
           (19)

10.3       Amended and Restated Independent Director Stock Plan.(21)

10.4       1999 Stock Incentive Plan (30)

10.5 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)

10.6 Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.
           (27)

10.7 Amendment No. 2 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (43)

10.8 Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger. (27)

10.9 Amendment No. 1 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger(43)

10.10 Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde. (9)

10.11 Amendment No. 1 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(43)

10.12 Separation Letter, dated August 15, 2001 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde. (43)

10.13 Waiver and Release, dated August 17, 2001 from Nick A. Gerde to Pacific Aerospace & Electronics, Inc. (43)

10.14 Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)

10.15 Amendment No. 1 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(43)

10.16      Incentive Compensation Program. (35)

10.17 Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association. (15)

10.18 Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)

10.19 Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)

10.20 Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(22)

10.21 Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of Key Bank Washington. (43)

10.22 Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S. Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001. (42)

10.23 Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001. (42)

10.24 Escrow Note in the original principal amount of $160,000.00, from U.S. Castings, LLC and USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001. (42)

10.25 U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001. (42)

10.26 First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001. (42)

10.27 USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001. (42)

10.28 First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14, 2001. (42)

10.29 Agreement Regarding Post-Closing Adjustment, dated as of December 10, 2001, among Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLP, USCRE Properties, LLC, and Advanced Aluminum, LLC. (47)

10.30 General Terms Agreement No. BCA-65323-0458, dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group). (31)

10.31 Special Business Provisions No. POP-65323-0519, dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(1) (31)

10.32 Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (27)

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

(36) Incorporated by reference to the first amendment on Form 10-K/A to the Company's Annual Report for the fiscal year ended May 31, 2000, as filed on October 13, 2000.

(37) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.

(38) Incorporated by reference to the second amendment on Form 10-K/A to the Company's Annual Report for the fiscal year ended May 31, 2000, as filed on January 18, 2001.

(39) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 9, 2001.

(40) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 2001.

(41) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 7, 2001.

(42) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 27, 2001.

(43) Incorporated by reference to the Company's Annual Report on Form 10-K filed on August 31, 2001.

(44) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 12, 2001.

(45) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 9, 2001.

(46) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 23, 2001.

(47) Filed with this report

b. Reports on Form 8-K.

     (i) The Company filed a Current Report on Form 8-K on September 12, 2001, reporting its failure to make an interest payment on its Senior Debt within the applicable grace period. The Company also reported that it had entered into a lock-up agreement related to restructuring of the Company's debt and equity.

     (ii) The Company filed a Current Report on Form 8-K on October 9, 2001, reporting its failure to make an interest payment on its Senior Debt that was due on September 30, 2001 within the applicable grace period. The Company also reported that it had entered into a forbearance agreement with the Senior Lenders.

     (iii) The Company filed a Current Report on Form 8-K on October 23, 2001, reporting that it had entered into an amended lock-up agreement regarding a proposed restructuring of the Company's debt and equity.