Form 10-K/A
period 2001-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2002-03-13
CIK 790023

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                         (AMENDMENT NO. 2 TO FORM 10-K)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Explanation

This amendment to Form 10-K is filed solely to amend the Auditor's Report contained in page 52 of the Form 10-K filed on August 29, 2001. All information not specifically amended in this amendment remains accurate as of date of such information.

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Pacific Aerospace & Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Pacific Aerospace & Electronics, Inc. as of May 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended May 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements based on the results of our audits.

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

In our opinion, the 1999 and 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Aerospace & Electronics, Inc. as of May 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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

Date:  March 12, 2002

                                       PACIFIC AEROSPACE & ELECTRONICS, INC.


                                       By /s/ DONALD A. WRIGHT
                                          -----------------------------------
                                       DONALD A. WRIGHT
                                       President and Chief Executive Officer