Form 10-K405/A
period 2001-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2002-03-15
CIK 790023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                         (Amendment No. 3 to Form 10-K)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended May 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------   ----------

                         Commission file number 0-26088

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

Washington                                                 91-1744587
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

430 Olds Station Road, Third Floor
Wenatchee, Washington                                         98801
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (509) 667-9600

           Securities registered pursuant to Section 12(b) of the Act:
         Title of each class    Name of each exchange on which registered
         -------------------    -----------------------------------------
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

This amendment to Form 10-K is filed solely to amend in full Item 8 of the Form 10-K filed on August 29, 2001. All information not specifically amended in this amendment remains accurate as of date of such information.

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


/s/ KPMG LLP

Seattle, Washington
July 27, 2001

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                              May 31, 2000 and 2001

                                            Assets                                   2000           2001
                                                                                 -------------   -----------
Current assets:
     Cash and cash equivalents                                                   $   2,154,000     4,095,000
     Accounts receivable, net of allowance for doubtful accounts, sales
        returns and allowances of $619,000 in 2000 and $451,000 in 2001             21,210,000    19,101,000
     Inventories                                                                    27,849,000    22,994,000
     Deferred income taxes                                                             872,000       115,000
     Prepaid expenses and other                                                      1,668,000       666,000
                                                                                 -------------   -----------
                    Total current assets                                            53,753,000    46,971,000
                                                                                 -------------   -----------
Property, plant and equipment, net                                                  44,076,000    26,754,000
                                                                                 -------------   -----------
Other assets:
     Costs in excess of net book value of acquired subsidiaries, net of
        accumulated amortization of $2,659,000 in 2000 and $202,000 in 2001         38,291,000       351,000
     Patents, net of accumulated amortization of $509,000 in 2000
        and $428,000 in 2001                                                         1,158,000       735,000
     Deferred financing costs, net of accumulated amortization of
        $1,433,000 in 2000 and $2,477,000 in 2001                                    3,597,000     5,597,000
     Deferred income taxes                                                           2,303,000            --
     Other                                                                             404,000       408,000
                                                                                 -------------   -----------
                    Total other assets                                              45,753,000     7,091,000
                                                                                 -------------   -----------
                                                                                 $ 143,582,000    80,816,000
                                                                                 =============   ===========

                        Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable                                                            $  10,630,000    12,639,000
     Accrued liabilities                                                             4,589,000     5,209,000
     Accrued interest                                                                2,372,000     2,831,000
     Current portion of long-term debt                                               1,098,000       929,000
     Current portion of capital lease obligations                                      504,000       329,000
     Line of credit                                                                  5,379,000            --
                                                                                 -------------   -----------
                    Total current liabilities                                       24,572,000    21,937,000
Long-term liabilities:
     Long-term debt, net of current portion                                          4,161,000    16,969,000
     Capital lease obligations, net of current portion                               1,065,000     1,005,000
     Senior subordinated notes payable                                              63,700,000    63,700,000
     Deferred income taxes                                                                  --     2,077,000
     Deferred rent and other                                                           316,000       242,000
                                                                                 -------------   -----------
                    Total liabilities                                               93,814,000   105,930,000
                                                                                 -------------   -----------
Stockholders' equity (deficit):
     Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 34,529 and no shares issued and outstanding at May 31, 2000
        and 2001, respectively                                                              --             --
     Common stock, $0.001 par value, 100,000,000 shares authorized,
        30,283,621 and 38,833,151 shares  issued and outstanding at
        May 31, 2000 and 2001, respectively                                             30,000         39,000
     Additional paid-in capital                                                     83,173,000     86,917,000
     Accumulated other comprehensive loss                                           (6,250,000)    (9,165,000)
     Accumulated deficit                                                            27,185,000)  (102,905,000)
                                                                                 -------------   ------------
                    Total stockholders' equity (deficit)                            49,768,000    (25,114,000)
Commitments, contingencies and subsequent event                                             --             --
                                                                                 -------------   ------------
                                                                                 $ 143,582,000     80,816,000
                                                                                 =============   ============

See accompanying notes to consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

          Consolidated Statements of Operations and Comprehensive Loss
                    Years ended May 31, 1999, 2000 and 2001

                                                                  1999           2000           2001
                                                              -------------   -----------   -----------
Net sales                                                     $ 107,366,000   112,694,000   109,288,000
Cost of sales                                                    86,302,000    92,063,000   101,048,000
                                                              -------------   -----------   -----------
                    Gross profit                                 21,064,000    20,631,000     8,240,000

Operating expenses                                               22,039,000    24,533,000    67,201,000
                                                              -------------   -----------   -----------
                    Loss from operations                           (975,000)   (3,902,000)  (58,961,000)
                                                              -------------   -----------   -----------
Other income (expense):
     Interest income                                                532,000        97,000        15,000
     Interest expense                                            (8,672,000)   (9,959,000)  (10,027,000)
     Other                                                       (6,393,000)       33,000       201,000
                                                              -------------   -----------   -----------
                    Total other expense                         (14,533,000)   (9,829,000)   (9,811,000)
                                                              -------------   -----------   -----------
                    Loss before income tax benefit (expense)
                        and extraordinary item                  (15,508,000)  (13,731,000)  (68,772,000)
Income tax benefit (expense)                                      2,639,000       (21,000)   (6,948,000)
                                                              -------------   -----------   -----------
                    Loss before extraordinary item              (12,869,000)  (13,752,000)  (75,720,000)

Extraordinary item, net of tax of $362,000                               --       703,000            --
                                                              -------------   -----------   -----------
                    Net loss                                    (12,869,000)  (13,049,000)  (75,720,000)
Other comprehensive loss:
     Foreign currency translation                                (1,727,000)   (4,523,000)   (2,915,000)
     Income tax benefit (expense)                                   587,000      (587,000)           --
     Valuation of available for sale securities                     436,000            --            --
                                                              -------------   -----------   -----------
                    Total other comprehensive loss                 (704,000)   (5,110,000)   (2,915,000)
                                                              -------------   -----------   -----------
                    Comprehensive loss                        $ (13,573,000)  (18,159,000)  (78,635,000)
                                                              =============   ===========   ===========
Net loss per share:
     Basic                                                    $       (0.74)        (0.59)        (2.15)
     Diluted                                                          (0.74)        (0.59)        (2.15)

Shares used in computation of net loss per share:
        Basic                                                    17,359,491    21,955,473    35,283,347
        Diluted                                                  17,359,491    21,955,473    35,283,347

See accompanying notes to consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)
                     Years ended May 31, 1999, 2000 and 2001

                                                      Series B
                                             convertible preferred stock      Common stock         Additional
                                             ---------------------------   ---------------------    paid-in
                                              Shares              Amount     Shares       Amount    capital
                                             --------             ------   ----------    -------   ----------
Balance at May 31, 1998                       100,000             $   --   15,395,723    $15,000   57,830,000

Issuance of preferred stock,
   net of issuance costs of $370,000           70,000                 --           --         --    6,630,000
Issuance of common stock for services              --                 --      590,000      1,000    1,769,000
Cancellation of warrants                           --                 --           --         --     (360,000)
Valuation of available for sale securities         --                 --           --         --           --
Foreign currency translation adjustment,
   net of tax effect of $587,000                   --                 --           --         --           --
Issuance of common stock on
   conversion of Series B preferred stock      (8,965)                --      545,114         --           --
Issuance of common stock under
   employee stock purchase plan,
   net of related expenses of $4,000               --                 --       41,942         --       72,000
Sale of common stock for cash, net of
   issuance costs of $344,000                      --                 --    2,585,000      3,000    4,823,000
Common shares redeemed in
   connection with a prior acquisition             --                 --     (225,000)        --   (1,488,000)
Net loss                                           --                 --           --         --           --
                                             --------             ------   ----------    -------   ----------
Balance at May 31, 1999                       161,035                 --   18,932,779     39,000   69,276,000

Issuance of common stock under
   employee stock purchase plan, net of
   related expenses of $12,000                     --                 --      142,696         --      163,000
Sale of common stock for cash, net of
   issuance costs of $788,000                      --                 --    1,598,000      1,000    4,005,000
Issuance of warrants                               --                 --           --         --       60,000
Exercise of warrants for cash, net                 --                 --       25,000         --       86,000
Issuance of common stock in exchange
   for senior subordinated notes                   --                 --    2,902,806      3,000    9,650,000
Issuance of common stock on
   conversion of Series B
   preferred stock, net of
   issuance costs of $60,000                 (126,506)                --    6,682,340      7,000      (67,000)
Foreign currency translation
   adjustment, net of
   tax effect of $587,000                          --                 --           --         --           --
Net loss                                           --                 --           --         --           --
                                             --------             ------   ----------    -------   ----------
Balance at May 31, 2000                        34,529                 --   30,283,621     30,000   83,173,000

Issuance of common stock under
   employee stock purchase plan,
   net of related expenses of $10,000              --                 --      407,090      1,000      167,000
Issuance of common stock on
   conversion of Series B preferred
   stock, net of issuance costs
   of $18,000                                 (34,529)                --    2,809,094      3,000      (21,000)
Sale of common stock and
   warrants for cash, net of
   issuance costs of $173,000                      --                 --    1,142,860      1,000    1,712,000
Exercise of warrants for cash, net                 --                 --    4,190,486      4,000           --
Issuance of warrants                               --                 --           --         --    1,886,000
Foreign currency translation                       --                 --           --         --           --
   adjustment
Net loss                                           --                 --           --         --           --
                                             --------             ------   ----------    -------   ----------
Balance at May 31, 2001                            --             $   --   38,833,151   *$39,000   86,917,000
                                             ========             ======   ==========    =======   ==========

                                                    Accumulated                           Total
                                                       other                          stockholders'
                                                   comprehensive     Accumulated         equity
                                                       loss            deficit          (deficit)
                                                   -------------     ------------     -------------
Balance at May 31, 1998                               (436,000)       (1,267,000)      56,142,000

Issuance of preferred stock,
   net of issuance costs of $370,000                        --                --        6,630,000
Issuance of common stock for services                       --                --        1,770,000
Cancellation of warrants                                    --                --         (360,000)
Valuation of available for sale securities             436,000                --          436,000
Foreign currency translation adjustment,
   net of tax effect of $587,000                    (1,140,000)               --       (1,140,000)
Issuance of common stock on
   conversion of Series B preferred stock                   --                --               --
Issuance of common stock under
   employee stock purchase plan,
   net of related expenses of $4,000                        --                --           72,000
Sale of common stock for cash, net of
   issuance costs of $344,000                               --                --        4,826,000
Common shares redeemed in
   connection with a prior acquisition                      --                --       (1,488,000)
Net loss                                                    --       (12,869,000)     (12,869,000)
                                                    ----------       -----------      -----------
Balance at May 31, 1999                             (1,140,000)      (14,136,000)      54,019,000

Issuance of common stock under
   employee stock purchase plan, net of

   related expenses of $12,000                              --                --          163,000
Sale of common stock for cash, net of
   issuance costs of $788,000                               --                --        4,006,000
Issuance of warrants                                        --                --           60,000
Exercise of warrants for cash, net                          --                --           86,000
Issuance of common stock in exchange
   for senior subordinated notes                            --                --        9,653,000
Issuance of common stock on
   conversion of Series B
   preferred stock, net of
   issuance costs of $60,000                                --                --          (60,000)
Foreign currency translation
   adjustment, net of
   tax effect of $587,000                           (5,110,000)               --       (5,110,000)
Net loss                                                    --       (13,049,000)     (13,049,000)
                                                     ---------       -----------       ----------
Balance at May 31, 2000                             (6,250,000)      (27,185,000)      49,768,000

Issuance of common stock under
   employee stock purchase plan,
   net of related expenses of $10,000                       --                --          168,000
Issuance of common stock on
   conversion of Series B preferred
   stock, net of issuance costs
   of $18,000                                               --                --          (18,000)
Sale of common stock and
   warrants for cash, net of
   issuance costs of $173,000                               --                --        1,713,000
Exercise of warrants for cash, net                          --                --            4,000*
Issuance of warrants                                        --                --        1,886,000
Foreign currency translation                        (2,915,000)               --       (2,915,000)
   adjustment
Net loss                                                    --       (75,720,000)     (75,720,000)
                                                     ---------       -----------       ----------
Balance at May 31, 2001                             (9,165,000)     (102,905,000)     (25,114,000)
                                                     =========       ===========       ==========

See accompanying notes to consolidated financial statements.

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended May 31, 1999, 2000 and 2001

                                                                                 1999           2000           2001
                                                                            -------------    -----------    -----------
Cash flow from operating activities:
     Net loss                                                               $ (12,869,000)   (13,049,000)   (75,720,000)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                        6,705,000      7,741,000      7,334,000
           Allowance on note receivable and guarantees                          2,884,000             --             --
           Impairment of certain long lived assets                              3,275,000      5,304,000     48,946,000
           Writedown of inventories                                             2,208,000             --      1,600,000
           Realized loss on investment                                          4,943,000         19,000             --
           Gain on early extinguishment of debt                                        --       (703,000)            --
           Other nonoperating (income) expenses                                   750,000         (8,000)      (144,000)
           Income tax (benefit) expense                                        (4,287,000)       151,000      5,844,000
           Changes in operating assets and liabilities:
              Accounts receivable                                                (121,000)     3,250,000      1,661,000
              Inventories                                                         543,000     (3,072,000)     2,445,000
              Prepaid expenses and other current assets                          (421,000)      (137,000)      (347,000)
              Other assets                                                      1,077,000     (2,307,000)      (114,000)
              Accounts payable, accrued liabilities and other liabilities      (5,059,000)    (2,396,000)     6,895,000
                                                                            -------------    -----------    -----------
                    Net cash used in operating activities                        (372,000)    (5,207,000)    (1,600,000)
                                                                            -------------    -----------    -----------

Cash flow from investing activities:
     Acquisition of property, plant and equipment                              (8,040,000)    (4,867,000)    (3,710,000)
     Acquisition of subsidiaries                                              (69,752,000)    (1,350,000)            --
     Proceeds from sale of property, plant and equipment                               --             --      2,254,000
     Issuance of notes receivable                                              (1,458,000)    (1,505,000)            --
     Other changes, net                                                           (24,000)        49,000        (20,000)
                                                                            -------------    -----------    -----------
                    Net cash used in investing activities                     (79,274,000)    (7,673,000)    (1,476,000)
                                                                            -------------    -----------    -----------
Cash flow from financing activities:
     Net borrowings (repayments) under line of credit                          (1,511,000)     5,218,000        319,000
     Proceeds from long-term debt                                              72,160,000             --      4,802,000
     Payments on long-term debt and capital leases                             (5,752,000)    (2,603,000)    (1,698,000)
     Proceeds from sale of common stock and warrants, net                       4,898,000      4,169,000      1,863,000
     Proceeds from sale of preferred stock, net                                 6,630,000        (60,000)            --
     Proceeds from exercise of warrants                                                --         86,000          4,000
     Other changes, net                                                                --         24,000             --
                                                                            -------------    -----------    -----------
                 Net cash provided by financing activities                     76,425,000      6,834,000      5,290,000
                                                                            -------------    -----------    -----------
                 Net increase (decrease) in cash and cash equivalents          (3,221,000)    (6,046,000)     2,214,000

Effect of exchange rates on cash                                                 (106,000)        66,000       (273,000)

Cash and cash equivalents at beginning of year                                 11,461,000      8,134,000      2,154,000
                                                                            -------------    -----------    -----------
Cash and cash equivalents at end of year                                    $   8,134,000      2,154,000      4,095,000
                                                                            =============    ===========    ===========

Supplemental cash flow: Cash paid during the year for:
        Interest                                                            $   5,296,000      9,563,000      8,524,000
        Income taxes                                                              411,000      2,232,000        295,000
Acquisition of subsidiaries:
     Fair value of assets acquired and resulting goodwill, excluding cash      86,593,000      9,801,000             --
     Liabilities assumed                                                       16,811,000      5,814,000             --
Noncash investing and financing activities:
     Seller financed acquisition of property, plant and equipment                 241,000             --             --
     Conversion of notes and accrued interest to common stock                          --     11,457,000             --
     Short-term obligations refinanced with long-term debt                             --             --      9,306,000
     Reclassification of property, plant and equipment to other assets          1,217,000             --             --
     Issuance of warrants in connection with debt                                      --             --      1,886,000

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

     Year ended May 31, 1999:

                                                                          Corporate,
                                    U.S.       European        U.S.       other and
                                 Aerospace    Aerospace    Electronics   eliminations     Total
                                -----------   ----------   -----------   ------------   -----------
Net sales to customers          $31,096,000   52,814,000    23,456,000             --   107,366,000
Net sales between segments          239,000           --            --       (239,000)           --
Income (loss) from operations     2,148,000    7,468,000    (6,220,000)    (4,371,000)     (975,000)
Identifiable assets              26,655,000   90,125,000    21,735,000     20,212,000   158,727,000
Capital expenditures              2,438,000    1,679,000     2,541,000      2,453,000     9,111,000
Depreciation and amortization     1,659,000    3,170,000     1,684,000        192,000     6,705,000
Interest income                          --       17,000        19,000        496,000       532,000
Interest expense                    419,000    3,516,000       202,000      4,535,000     8,672,000

                                                                     (Continued)

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 2001

     Year ended May 31, 2000:

                                                                               Corporate,
                                     U.S.        European          U.S.        other and
                                  Aerospace      Aerospace     Electronics    eliminations       Total
                                ------------    -----------    -----------    ------------    -----------
Net sales to customers          $ 31,483,000     56,913,000     24,298,000             --     112,694,000
Net sales between segments           351,000             --             --       (351,000)             --
Income (loss) from operations     (5,820,000)     2,628,000      6,245,000     (6,955,000)     (3,902,000)
Identifiable assets               32,553,000     75,585,000     23,018,000     12,426,000     143,582,000
Capital expenditures               1,518,000      1,254,000      1,300,000        795,000       4,867,000
Depreciation and amortization      2,235,000      3,702,000      1,367,000        437,000       7,741,000
Interest income                           --         35,000             --         62,000          97,000
Interest expense                     353,000      4,349,000        129,000      5,128,000       9,959,000

     Year ended May 31, 2001:

                                                                               Corporate,
                                     U.S.        European          U.S.        other and
                                  Aerospace      Aerospace     Electronics    eliminations      Total
                                ------------    -----------    -----------    ------------    -----------
Net sales to customers          $ 29,121,000     51,597,000     28,570,000             --     109,288,000
Net sales between segments           491,000             --             --       (491,000)             --
Income (loss) from operations    (19,451,000)   (35,010,000)     2,809,000     (7,309,000)    (58,961,000)
Identifiable assets               17,177,000     34,419,000     17,102,000     12,118,000      80,816,000
Capital expenditures                 713,000      2,111,000        571,000        315,000       3,710,000
Depreciation and amortization      2,204,000      3,180,000      1,394,000        556,000       7,334,000
Interest income                           --          8,000             --          7,000          15,000
Interest expense                     385,000      3,976,000        138,000      5,528,000      10,027,000

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

     The purchase price was allocated as follows:

Current assets                                           $ 1,551,000
Property, plant and equipment                              1,369,000
Cost of in excess of net book value                        1,683,000
Liabilities assumed                                       (3,303,000)
                                                         -----------
             Total                                       $ 1,300,000
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

     The purchase price was allocated as follows:

Current assets                                           $   873,000
Furniture and equipment                                      387,000
Cost in excess of net book value                           3,938,000
Liabilities assumed                                       (2,511,000)
                                                         -----------
                      Total                              $ 2,687,000
                                                         ===========

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

                                                            (unaudited)
                                                         Year ended May 31,
                                                               2000
                                                         -----------------
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

Balance at May 31, 1999                                  $ 553,000
Charged to operating expense                               305,500
Charged to net sales                                         2,500
Specific account balance write-off                        (234,000)
Effect of exchange rates                                    (8,000)
                                                         ---------
Balance at May 31, 2000                                    619,000

Charged to operating expense                                 3,000
Specific account balance write-off                        (163,000)
Effect of exchange rates                                    (8,000)
                                                         ---------
Balance at May 31, 2001                                  $ 451,000
                                                         =========

(8)  Inventories

     Inventories at May 31 consist of the following:

                                                           2000          2001
                                                        -----------   ----------
Raw materials                                           $ 7,204,000    5,032,000
Work in progress                                         13,581,000   10,990,000
Finished goods                                            7,064,000    6,972,000
                                                        -----------   ----------
                                                        $27,849,000   22,994,000
                                                        ===========   ==========

                                                                     (Continued)

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 2001

(9)  Property, Plant and Equipment

     Property, plant and equipment, including assets under capital lease arrangements, at May 31 consist of the following:

                                                           2000          2001
                                                        ----------    ----------
Land                                                   $ 2,046,000     1,081,000
Buildings                                                8,687,000     5,687,000
Leasehold improvements                                   3,509,000     3,693,000
Machinery and equipment                                 52,213,000    28,190,000
Office equipment, furniture and fixtures                 2,998,000     4,134,000
                                                       -----------    ----------
                                                        69,453,000    42,785,000
Less accumulated depreciation and amortization          26,301,000    16,071,000
                                                       -----------    ----------
                                                        43,152,000    26,714,000
Construction and purchases in progress                     924,000        40,000
                                                       -----------    ----------
                                                       $44,076,000    26,754,000
                                                       ===========    ==========

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

                                                                     (Continued)

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 2001


(11) Long-Term Debt

     Long-term debt at May 31 consists of the following:

                                                                                          2000          2001
                                                                                      ------------   ----------
Notepayable to four institutional lenders, quarterly interest payments at 18% with 5% deferred up to one year, with principal balance due in
    full March 2003.                                                                  $         --   13,731,000
Industrial revenue bond payable to a bank in monthly installments of $19,200,
    including interest at 8.12%, through July 2004                                         787,000      613,000
Note payable to a bank in monthly installments of $7,000, including interest at LIBOR plus 2% (6.12% at May 31, 2001), with the remaining principal
    balance due in full in March 2008                                                      658,000      628,000
Subordinated note payable to the City of Entiat in monthly installments of
    $7,300, including interest at 8%, with the principal balance due in full
    in May 2001                                                                            410,000      363,000
Notes payable to a financing company for certain equipment in aggregate monthly installments of $58,000, including interest at 9% to 10.9%, with
    maturity dates through 2004                                                          1,701,000    1,232,000
Other notes payable for vehicles and certain equipment in aggregate monthly installments of $22,000, including interest at 1.9% to 10.5% with maturity
    dates through December 2003                                                            402,000      200,000
Note payable to a bank in monthly installments of $10,127, including interest
    at LIBOR plus 2.25% (6.43% at May 31, 2001) through June  2008                       1,156,000    1,131,000
Notepayable to bank in monthly principal installments of $5,000 plus interest at the 30-day commercial paper rate plus 3.25% (9.82% at May
    31, 2000) through March 31, 2003                                                       145,000           --
                                                                                      ------------   ----------
                                                                                         5,259,000   17,898,000

Less current portion                                                                     1,098,000      929,000
                                                                                      ------------   ----------
            Long-term debt, net of current portion                                    $  4,161,000   16,969,000
                                                                                      ============   ==========

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

                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 2001

(13) Leasing Arrangements

     (a)  Capital Leases

          The Company leases certain property, plant and equipment under capital lease agreements that expire at various dates through 2008. Capital lease obligations are secured by the underlying leased assets. Aggregate minimum payments to be made under these agreements at May 31, 2001 are as follows for each of the following fiscal year-ends:


          2002                                                       $   380,000
          2003                                                           338,000
          2004                                                           324,000
          2005                                                           241,000
          2006                                                           155,000
          Thereafter                                                     170,000
                                                                     -----------
                                                                       1,608,000

Less amounts representing interest ranging from 6% to 16%                274,000
                                                                     -----------
          Present value of net minimum capital lease obligations       1,334,000

Less current portion                                                     329,000
                                                                     -----------
          Capital lease obligations, less current portion            $ 1,005,000
                                                                     ===========

     (b)  Operating Leases

          The Company leases certain property, plant and equipment under operating lease agreements that expire at various dates through 2018. Aggregate minimum rental payments to be made under these agreements at May 31, 2001 are as follows for each of the following fiscal year-ends:

          2002                                                      $  4,931,000
          2003                                                         4,655,000
          2004                                                         3,822,000
          2005                                                         3,676,000
          2006                                                         3,271,000
          Thereafter                                                  20,619,000
                                                                    ------------
                                                                    $ 40,974,000
                                                                    ============

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

                                                  Weighted
                                                average price
                                    Warrants     of shares
                                   ----------   -------------

Balance at May 31, 1998             1,676,388    $    4.360

Granted                                97,221         7.200
Exercised                          (1,290,000)        4.620
                                   ----------
Balance at May 31, 1999               483,609         4.240
Granted                               200,000         6.500
Canceled                              (25,000)        3.450
                                   ----------
Balance at May 31, 2000               658,609         4.960
Granted                             9,383,688         0.098
Exercised                          (4,190,486)        0.001
Canceled                             (273,609)        6.870
                                   ----------
Balance at May 31, 2001             5,578,202         0.471
                                   ==========

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 2001

     The following summarizes warrants outstanding, excluding warrants issued in connection with the public offering in July 1996, at May 31, 2001:

                  Warrants outstanding and exercisable
                 ---------------------------------------
                                Weighted
                                 average       Weighted
  Range of                      remaining      average
  Exercise         Number      contractual     exercise
   prices        outstanding       life         price
-------------    -----------   ------------   ----------

$  0.001-1.99     4,808,202        4.81       $   0.03
    2.00-3.99       620,000        2.31           2.19
    4.00-5.99        50,000        1.92           5.50
    6.00-7.99        50,000        1.92           7.50
    8.00-9.99        50,000        1.92           9.50
                 -----------
                  5,578,202
                 ===========


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


                                      1999            2000           2001
                                  -------------    -----------    -----------
Net loss:
    As reported                   $ (12,869,000)   (13,049,000)   (75,720,000)
    Pro forma                       (14,970,000)   (14,555,000)   (75,848,000)

Net loss per share:
    As reported:
      Basic                               (0.74)         (0.59)         (2.15)
      Diluted                             (0.74)         (0.59)         (2.15)
    Pro forma:
      Basic                               (0.86)         (0.66)         (2.15)
      Diluted                             (0.86)         (0.66)         (2.15)

Shares used in computation of
    net loss per share:
      Basic                          17,359,491     21,955,473     35,283,347
      Diluted                        17,359,491     21,955,473     35,283,347


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

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 2001

          A summary of the activity under the Company's Long-Term Investment and Incentive Plans and Independent Director Stock Plan is as follows:

                                           Shares of common stock
                                          ------------------------     Weighted
                                          Available     Options      average price
                                           options     under plans     of shares
                                          ----------   -----------   -------------
Balance at May 31, 1998                    1,211,925    2,231,116       $ 5.09

Shares granted                                  (600)          --         6.06

Options granted                           (1,861,025)   1,861,025         2.49
Options expired                               40,000      (40,000)        1.98
Options canceled                           1,466,056   (1,466,056)       (3.70)
Options terminated                            72,500      (72,500)        6.13
                                          ----------   ----------

Balance at May 31, 1999                      928,856    2,513,585         3.29

Options authorized by new plan             4,000,000           --           --
Options granted                             (950,000)     950,000         1.62
Options terminated                             5,000       (5,000)        2.53
                                          ----------   ----------

Balance at May 31, 2000                    3,983,856    3,458,585         1.61

Options granted                             (366,500)     366,500          .38
Options expired                               60,000      (60,000)        2.53
Options terminated                            30,500      (30,500)        2.14
                                          ----------   ----------
Balance at May 31, 2001                    3,707,856    3,734,585         2.42
                                          ==========   ==========

          The following summarizes options from both Long-Term Investment and Incentive plans and the Independent Director Stock plan outstanding at May 31, 2001:

                         Options outstanding               Options exercisable
               --------------------------------------   ------------------------
                              Weighted
                               average      Weighted                  Weighted
  Range of                    remaining     average                   average
  exercise        Number     contractual    exercise      Number      exercise
   prices      outstanding      life         price      exercisable     price
------------   -----------   -----------    --------    -----------   ----------

$0.01 - 1.99    1,333,137       8.86        $1.27        1,288,137      $1.28
 2.00 - 3.99    1,793,888       6.45         2.51        1,741,888       2.52
 4.00 - 6.00      607,560       5.17         4.69          607,560       4.69
                ---------                                ---------

                3,734,585                                3,637,585
                =========                                =========

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

     (19) Income Taxes

          Total income tax benefit (expense) is as follows:

                            1999         2000        2001
                       ------------    -------    ----------
Current:
    Federal            $    262,000         --            --
    Foreign              (1,422,000)   (41,800)   (1,796,000)
Deferred:
    Federal               3,799,000     (8,000)   (4,966,000)
    Foreign                      --     28,800      (186,000)
                       ------------    -------    ----------
         Total         $  2,639,000    (21,000)   (6,948,000)
                       ============    =======    ==========

     The domestic and foreign components of income (loss) before income tax benefit (expense) were as follows:

                                         1999           2000          2001
                                    -------------   -----------   -----------

Domestic                            $ (18,992,000)  (11,421,000)  (29,564,000)
Foreign                                 3,484,000    (2,310,000)  (39,208,000)
                                    -------------   -----------   -----------

Loss before income tax benefit
(expense)                           $ (15,508,000)  (13,731,000)  (68,772,000)
                                    =============   ===========   ===========

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

                                                   2000          2001
                                               -----------    ----------

Deferred tax assets:
    NOL carryforward                           $ 6,493,000    11,931,000
    Unrealized capital loss carryforward         1,550,000     1,557,000
    Goodwill                                     2,408,000     3,229,000
    Fixed asset write-off                          540,000     3,507,000
    Inventory reserve                              502,000     1,397,000
    Other                                          387,000       566,000
    Valuation allowances                        (6,322,000)  (22,072,000)
                                               -----------   -----------

                                                 5,558,000       115,000
                                               -----------   -----------

Deferred tax liabilities - depreciation:
    Domestic                                     1,745,000     1,227,000
    International                                  638,000       850,000
                                               -----------   -----------

                                                 2,383,000     2,077,000
                                               -----------   -----------

           Net deferred tax asset (liability)  $ 3,175,000    (1,962,000)
                                               ===========    ==========

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

          The components of basic and diluted net loss per share at May 31 were as follows:

                                                  1999          2000           2001
                                               -----------   -----------   -----------
Net loss available for common shareholders     (12,869,000)  (13,049,000)  (75,720,000)
                                               ===========   ===========   ===========
Average outstanding shares of common stock      17,359,491    21,955,473    35,283,347

Dilutive effect of:
    Warrants                                            --            --            --
    Stock options                                       --            --            --
                                               -----------   -----------   -----------
Common stock and common stock equivalents       17,359,491    21,955,473    35,283,347
                                               ===========   ===========   ===========
Net loss per share:
    Basic                                            (0.74)        (0.59)        (2.15)
    Diluted                                          (0.74)        (0.59)        (2.15)

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

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 2001

(a) Consolidating condensed balance sheet information at May 31, 2000 is as follows:

                                                                      Guarantor    Non-guarantor
                      Assets                          Parent        subsidiaries    subsidiaries   Eliminations    Consolidated
                                                   -------------    ------------   -------------   ------------    ------------
Current assets:
   Cash and cash equivalents                       $    (184,000)         58,000      2,280,000              --       2,154,000
   Accounts receivable, net                                   --       9,047,000     12,527,000        (364,000)     21,210,000
   Inventories                                                --      17,307,000     10,542,000              --      27,849,000
   Other                                                 895,000       1,145,000        500,000              --       2,540,000
                                                   -------------    ------------    -----------    ------------    ------------
      Total current assets                               711,000      27,557,000     25,849,000        (364,000)     53,753,000
                                                   -------------    ------------    -----------    ------------    ------------
Property, plant and equipment, net                     6,340,000      22,995,000     14,741,000              --      44,076,000
                                                   -------------    ------------    -----------    ------------    ------------
Other assets:
   Costs in excess of net book value of acquired
       subsidiaries, net                                      --       3,296,000     34,995,000              --      38,291,000
   Investment in and loans to subsidiaries           111,792,000      72,618,000             --    (184,410,000)             --
   Other                                               5,183,000       2,982,000       (703,000)             --       7,462,000
                                                   -------------    ------------    -----------    ------------    ------------
      Total other assets                             116,975,000      78,896,000     34,292,000    (184,410,000)     45,753,000
                                                   -------------    ------------    -----------    ------------    ------------
      Total assets                                 $ 124,026,000     129,448,000     74,882,000    (184,774,000)    143,582,000
                                                   =============    ============    ===========    ============    ============
      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                $     667,000       3,729,000      6,598,000        (364,000)     10,630,000
   Current portion of long-term debt                     170,000         928,000             --              --       1,098,000
   Line of credit                                      5,379,000              --             --              --       5,379,000
   Other                                               2,989,000       2,898,000      1,578,000              --       7,465,000
                                                   -------------    ------------    -----------    ------------    ------------
      Total current liabilities                        9,205,000       7,555,000      8,176,000        (364,000)     24,572,000
                                                   -------------    ------------    -----------    ------------    ------------
Long-term liabilities:
   Long-term debt, net of current portion             64,928,000       2,933,000             --              --      67,861,000
   Intercompany loan payable                                  --      71,484,000     38,957,000    (110,441,000)             --
   Other                                                 125,000         706,000        550,000              --       1,381,000
                                                   -------------    ------------    -----------    ------------    ------------
      Total long-term liabilities                     65,053,000      75,123,000     39,507,000    (110,441,000)     69,242,000
                                                   -------------    ------------    -----------    ------------    ------------
Stockholders' equity (deficit):
   Convertible preferred stock                                --              --             --              --              --
   Common stock                                           30,000      56,139,000     33,710,000     (89,849,000)         30,000
   Additional paid-in capital                         83,173,000              --             --              --      83,173,000
   Accumulated other comprehensive loss               (6,250,000)             --     (6,250,000)      6,250,000      (6,250,000)
   Accumulated deficit                               (27,185,000)     (9,369,000)      (261,000)      9,630,000     (27,185,000)
                                                   -------------    ------------    -----------    ------------    ------------
      Total stockholders' equity (deficit)            49,768,000      46,770,000     27,199,000     (73,969,000)     49,768,000
                                                   -------------    ------------    -----------    ------------    ------------
      Total liabilities and stockholders'
         equity                                    $ 124,026,000     129,448,000     74,882,000    (184,774,000)    143,582,000
                                                   =============    ============    ===========    ============    ============

                                                                     (Continued)

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 2001

(b) Consolidating condensed balance sheet information at May 31, 2001 is as follows:

                                                                             Guarantor      Non-guarantor
                                                              Parent        subsidiaries     subsidiaries
                                                           -------------    ------------    -------------
            Assets

Current assets:
    Cash and cash equivalents                              $   1,134,000           3,000       2,958,000
    Accounts receivable, net                                          --       6,423,000      12,839,000
    Inventories                                                       --      14,326,000       8,668,000
    Other                                                      3,975,000         299,000         401,000
                                                           -------------    ------------     -----------
             Total current assets                              5,109,000      21,051,000      24,866,000
                                                           -------------    ------------     -----------
Property, plant and equipment, net                             5,319,000      11,882,000       9,553,000
                                                           -------------    ------------     -----------
Other assets:
    Costs in excess of net book value of acquired
       subsidiaries, net                                              --         351,000              --
    Investment in and loans to subsidiaries                   41,943,000      72,618,000              --
    Other                                                      5,699,000       1,041,000              --
                                                           -------------    ------------     -----------
             Total other assets                               47,642,000      74,010,000              --
                                                           -------------    ------------     -----------
             Total assets                                  $  58,070,000     106,943,000      34,419,000
                                                           =============    ============     ===========

          Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                       $     921,000       5,328,000       6,551,000
    Current portion of long-term debt                             90,000         839,000              --
    Other                                                      3,413,000       2,351,000       6,499,000
                                                           -------------    ------------     -----------
             Total current liabilities                         4,424,000       8,518,000      13,050,000
                                                           -------------    ------------     -----------
Long-term liabilities:
    Long-term debt, net of current portion                    78,635,000       2,034,000              --
    Intercompany loan payable                                         --      71,723,000      36,957,000
    Other                                                        125,000       1,880,000       1,319,000
                                                           -------------    ------------     -----------
             Total long-term liabilities                      78,760,000      75,637,000      38,276,000
                                                           -------------    ------------     -----------
Stockholders' equity (deficit):
    Common stock                                                  39,000      56,139,000      33,709,000
    Additional paid-in capital                                86,917,000              --              --
    Accumulated other comprehensive loss                      (9,165,000)             --      (9,165,000)
    Accumulated deficit                                     (102,905,000)    (33,351,000)    (41,451,000)
                                                           -------------    ------------     -----------
             Total stockholders' equity (deficit)            (25,114,000)     22,788,000     (16,907,000)
                                                           -------------    ------------     -----------
             Total liabilities and stockholders' equity    $  58,070,000     106,943,000      34,419,000
                                                           =============    ============     ===========


                                                           Eliminations    Consolidated
                                                           ------------    -------------
                Assets

Current assets:
    Cash and cash equivalents                                        --       4,095,000
    Accounts receivable, net                                   (161,000)     19,101,000
    Inventories                                                      --      22,994,000
    Other                                                    (3,894,000)        781,000
                                                           ------------    ------------
             Total current assets                            (4,055,000)     46,971,000
                                                           ------------    ------------
Property, plant and equipment, net                                   --      26,754,000
                                                           ------------    ------------
Other assets:
    Costs in excess of net book value of acquired
       subsidiaries, net                                             --         351,000
    Investment in and loans to subsidiaries                (114,561,000)             --
    Other                                                            --       6,740,000
                                                           ------------    ------------
             Total other assets                            (114,561,000)      7,091,000
                                                           ------------    ------------
             Total assets                                  (118,616,000)     80,816,000
                                                           ============    ============

          Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                           (161,000)     12,639,000
    Current portion of long-term debt                                --         929,000
    Other                                                    (3,894,000)      8,369,000
                                                           ------------    ------------
             Total current liabilities                       (4,055,000)     21,937,000
                                                           ------------    ------------
Long-term liabilities:
    Long-term debt, net of current portion                           --      80,669,000
    Intercompany loan payable                              (108,680,000)             --
    Other                                                            --       3,324,000
                                                           ------------    ------------
             Total long-term liabilities                   (108,680,000)     83,993,000
                                                           ------------    ------------
Stockholders' equity (deficit):
    Common stock                                            (89,848,000)         39,000
    Additional paid-in capital                                       --      86,917,000
    Accumulated other comprehensive loss                      9,165,000      (9,165,000)
    Accumulated deficit                                      74,802,000    (102,905,000)
                                                           ------------    ------------
             Total stockholders' equity (deficit)            (5,881,000)    (25,114,000)
                                                           ------------    ------------
             Total liabilities and stockholders' equity    (118,616,000)     80,816,000
                                                           ============    ============

                                                                     (Continued)

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 2001

(c) Consolidating condensed statement of operations information for the year ended May 31, 1999 is as follows:

                                                                  Guarantor     Non-guarantor
                                                     Parent      subsidiaries    subsidiaries   Eliminations   Consolidated
                                                  ------------   ------------   -------------   ------------   ------------
Net sales                                         $         --    56,675,000     52,814,000     (2,123,000)     107,366,000
Cost of sales                                               --    46,150,000     42,275,000     (2,123,000)      86,302,000
                                                  ------------   -----------     ----------     ----------     ------------
       Gross profit                                         --    10,525,000     10,539,000             --       21,064,000
Operating expenses                                   4,367,000    16,194,000      3,556,000     (2,078,000)      22,039,000
                                                  ------------   -----------     ----------     ----------     ------------
       Income (loss) from operations                (4,367,000)   (5,669,000)     6,983,000      2,078,000         (975,000)
                                                  ------------   -----------     ----------     ----------     ------------
Other income (expense):
   Parent's share of subsidiaries net loss          (1,800,000)           --             --      1,800,000               --
   Interest expense                                 (8,050,000)     (622,000)    (3,516,000)     3,516,000       (8,672,000)
   Other                                              (727,000)      443,000         17,000     (5,594,000)      (5,861,000)
                                                  ------------   -----------     ----------     ----------     ------------
       Total other expense                         (10,577,000)     (179,000)    (3,499,000)      (278,000)     (14,533,000)
                                                  ------------   -----------     ----------     ----------     ------------
       Income (loss) before income taxes           (14,944,000)   (5,848,000)     3,484,000      1,800,000      (15,508,000)

Income tax benefit (expense)                         2,075,000     1,986,000     (1,422,000)            --        2,639,000
                                                  ------------   -----------     ----------     ----------     ------------
       Net income (loss)                           (12,869,000)   (3,862,000)     2,062,000      1,800,000      (12,869,000)
                                                  ------------   -----------     ----------     ----------     ------------
Other comprehensive income (loss):
   Foreign currency translation, net of tax             (4,000)           --     (1,136,000)            --       (1,140,000)
   Adjustment for unrealized loss on investment        436,000            --             --             --          436,000
                                                  ------------   -----------     ----------     ----------     ------------
       Total other comprehensive income (loss)         432,000            --     (1,136,000)            --         (704,000)
                                                  ------------   -----------     ----------     ----------     ------------
       Comprehensive income (loss)                $(12,437,000)   (3,862,000)       926,000      1,800,000      (13,573,000)
                                                  ============   ===========     ==========     ==========     ============

(d) Consolidating condensed statement of operations information for the year ended May 31, 2000 is as follows:

                                                              Guarantor     Non-guarantor
                                                 Parent      subsidiaries   subsidiaries    Eliminations   Consolidated
                                              ------------   ------------   -------------   ------------   ------------
Net sales                                     $         --    58,408,000     56,913,000      (2,627,000)    112,694,000
Cost of sales                                           --    45,433,000     49,257,000      (2,627,000)     92,063,000
                                              ------------   -----------    -----------     -----------    ------------
       Gross profit                                     --    12,975,000      7,656,000              --      20,631,000
Operating expenses                               6,896,000    18,036,000      5,652,000      (6,051,000)     24,533,000
                                              ------------   -----------    -----------     -----------    ------------
       Income (loss) from operations            (6,896,000)   (5,061,000)     2,004,000       6,051,000      (3,902,000)
                                              ------------   -----------    -----------     -----------    ------------
Other income (expense):
   Parent's share of subsidiaries net loss      (7,738,000)           --             --       7,738,000              --
   Interest expense                             (9,394,000)   (4,748,000)    (4,349,000)      8,532,000      (9,959,000)
   Other                                        10,284,000     4,394,000         35,000     (14,583,000)        130,000
                                              ------------   -----------    -----------     -----------    ------------
       Total other expense                      (6,848,000)     (354,000)    (4,314,000)      1,687,000      (9,829,000)
                                              ------------   -----------    -----------     -----------    ------------
       Loss before income taxes and
          extraordinary item                   (13,744,000)   (5,415,000)    (2,310,000)      7,738,000     (13,731,000)
Income tax expense                                  (8,000)           --        (13,000)             --         (21,000)
Extraordinary item, net of tax                     703,000            --             --              --         703,000
                                              ------------   -----------    -----------     -----------    ------------
       Net loss                                (13,049,000)   (5,415,000)    (2,323,000)      7,738,000     (13,049,000)

Other comprehensive loss - foreign currency
   translation, net of tax                      (5,110,000)           --     (5,110,000)      5,110,000      (5,110,000)
                                              ------------   -----------    -----------     -----------    ------------
        Comprehensive loss                    $(18,159,000)   (5,415,000)    (7,433,000)     12,848,000     (18,159,000)
                                              ============   ===========    ===========     ===========    ============

                                                                     (Continued)

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 2001

(e) Consolidating condensed statement of operations information for the year ended May 31, 2001 is as follows:

                                                             Guarantor     Non-guarantor
                                                Parent      subsidiaries    subsidiaries   Eliminations   Consolidated
                                             ------------   ------------   -------------   ------------   ------------
Net sales                                    $         --     59,943,000     51,597,000     (2,252,000)    109,288,000
Cost of sales                                          --     57,428,000     45,872,000     (2,252,000)    101,048,000
                                             ------------    -----------    -----------    -----------    ------------
               Gross profit                            --      2,515,000      5,725,000             --       8,240,000
Operating expenses                              7,336,000     25,687,000     40,965,000     (6,787,000)     67,201,000
                                             ------------    -----------    -----------    -----------    ------------
               Loss from operations            (7,336,000)   (23,172,000)   (35,240,000)     6,787,000     (58,961,000)
                                             ------------    -----------    -----------    -----------    ------------
Other income (expense):
   Parent's share of subsidiaries net loss    (65,172,000)            --             --     65,172,000              --
   Interest expense                            (9,423,000)    (4,416,000)    (3,976,000)     7,788,000     (10,027,000)
   Other                                       10,536,000      4,247,000          8,000    (14,575,000)        216,000
                                             ------------    -----------    -----------    -----------    ------------
               Total other expense            (64,059,000)      (169,000)    (3,968,000)    58,385,000      (9,811,000)
                                             ------------    -----------    -----------    -----------    ------------
               Loss before income taxes       (71,395,000)   (23,341,000)   (39,208,000)    65,172,000     (68,772,000)
Income tax expense                             (4,325,000)      (641,000)    (1,982,000)            --      (6,948,000)
                                             ------------    -----------    -----------    -----------    ------------
               Net loss                       (75,720,000)   (23,982,000)   (41,190,000)    65,172,000     (75,720,000)
Other comprehensive loss - foreign
   currency translation                        (2,915,000)            --     (2,915,000)     2,915,000      (2,915,000)
                                             ------------    -----------    -----------    -----------    ------------
               Comprehensive loss            $(78,635,000)   (23,982,000)   (44,105,000)    68,087,000     (78,635,000)
                                             ============    ===========    ===========    ===========    ============

                                                                     (Continued)

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 2001

(f) Consolidating condensed statement of cash flows information for the year ended May 31, 1999 is as follows:

                                                                       Guarantor     Non-guarantor
                                                          Parent      subsidiaries   subsidiaries   Eliminations   Consolidated
                                                       ------------   ------------   -------------  ------------   ------------
Cash flow from operating activities - net cash
   provided by (used in) operating activities          $ (7,015,000)       888,000     3,955,000      1,800,000       (372,000)
                                                       ------------    -----------    ----------    -----------    -----------

Cash flow from investing activities:
   Acquisition of property, plant and equipment          (2,251,000)    (4,206,000)   (1,583,000)            --     (8,040,000)
   Investment in and loans to subsidiaries              (69,752,000)   (72,618,000)           --     72,618,000    (69,752,000)
   Other changes, net                                    (6,401,000)        76,000       (85,000)     4,928,000     (1,482,000)
                                                       ------------    -----------    ----------    -----------    -----------
           Net cash used in investing activities        (78,404,000)   (76,748,000)   (1,668,000)    77,546,000    (79,274,000)
                                                       ------------    -----------    ----------    -----------    -----------

Cash flow from financing activities:
   Payments on long-term debt and capital leases         (4,154,000)    (1,548,000)      (50,000)            --     (5,752,000)
   Proceeds from long-term debt                          72,160,000     72,618,000            --    (72,618,000)    72,160,000
   Proceeds from sale of common stock, net                4,898,000             --            --             --      4,898,000
   Proceeds from sale of preferred stock, net             6,630,000             --            --             --      6,630,000
   Other changes, net                                    (1,715,000)     2,765,000     4,167,000     (6,728,000)    (1,511,000)
                                                       ------------    -----------    ----------    -----------    -----------
           Net cash provided by financing activities     77,819,000     73,835,000     4,117,000    (79,346,000)    76,425,000
                                                       ------------    -----------    ----------    -----------    -----------
           Net change in cash and cash equivalents       (7,600,000)    (2,025,000)    6,404,000             --     (3,221,000)

Cash and cash equivalents at beginning of year            9,398,000      2,063,000            --             --     11,461,000

Effect of exchange rates on cash                                 --             --      (106,000)            --       (106,000)
                                                       ------------    -----------    ----------    -----------    -----------
Cash and cash equivalents at end of year               $  1,798,000         38,000     6,298,000             --      8,134,000
                                                       ============    ===========    ==========    ===========    ===========

Supplemental cash flow:
   Noncash operating expenses related to:
      Depreciation                                     $    192,000      2,970,000     2,306,000             --      5,468,000
      Amortization                                               --        392,000       844,000             --      1,236,000
   Cash paid during the year for:
      Interest                                            4,870,000        413,000        13,000             --      5,296,000
      Income taxes                                          100,000             --       311,000             --        411,000
   Noncash investing and financing activities:
      Seller financed acquisition of property, plant
         and equipment                                           --        241,000            --             --        241,000
      Reclassification of property, plant and
         equipment to other assets                               --      1,217,000            --             --      1,217,000

                                                                     (Continued)

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 2001

(g) Consolidating condensed statement of cash flows information for the year ended May 31, 2000 is as follows:

                                                                  Guarantor     Non-guarantor
                                                   Parent        subsidiaries    subsidiaries   Eliminations   Consolidated
                                                 ------------    ------------   -------------   ------------   ------------
Cash flow from operating activities - net cash
 provided by (used in) operating activities      $(11,649,000)      1,510,000      (2,806,000)     7,738,000     (5,207,000)
                                                 ------------      ----------      ----------    -----------     ----------
Cash flow from investing activities:
 Acquisition of property, plant and equipment        (767,000)     (2,846,000)     (1,254,000)            --     (4,867,000)
 Investment in and loans to subsidiaries           (1,311,000)        (39,000)             --             --     (1,350,000)
 Other changes, net                                 2,263,000          21,000          85,000     (3,825,000)    (1,456,000)
                                                 ------------      ----------      ----------    -----------     ----------
   Net cash provided by (used in)
    investing activities                              185,000      (2,864,000)     (1,169,000)    (3,825,000)    (7,673,000)
                                                 ------------      ----------      ----------    -----------     ----------
Cash flow from financing activities:
 Net borrowings (repayments) under
  line of credit                                    5,379,000        (161,000)             --             --      5,218,000
 Payments on long-term debt and capital
  leases                                             (116,000)     (2,328,000)       (159,000)            --     (2,603,000)
 Proceeds from sale of common stock, net            4,169,000              --              --             --      4,169,000
 Other changes, net                                    50,000       3,863,000          50,000     (3,913,000)        50,000
                                                 ------------      ----------      ----------    -----------     ----------
   Net cash provided by (used in)
    financing activities                            9,482,000       1,374,000        (109,000)    (3,913,000)     6,834,000
                                                 ------------      ----------      ----------    -----------     ----------
   Net change in cash and cash equivalents         (1,982,000)         20,000      (4,084,000)            --     (6,046,000)

Cash and cash equivalents at beginning of year      1,798,000          38,000       6,298,000             --      8,134,000

Effect of exchange rates on cash                           --              --          66,000             --         66,000
                                                 ------------      ----------      ----------    -----------     ----------

Cash and cash equivalents at end of year         $   (184,000)         58,000       2,280,000             --      2,154,000
                                                 ============      ==========      ==========    ===========     ==========
Supplemental cash flow:
   Noncash operating expenses related to:
     Depreciation                                $    436,000       3,018,000       2,721,000             --      6,175,000
     Amortization                                          --         475,000         981,000             --      1,456,000
     Impairment of long-lived assets                  178,000       5,097,000              --             --      5,275,000
   Cash paid during the year for:
     Interest                                       8,997,000       3,719,000       7,900,000    (11,053,000)     9,563,000
     Income taxes                                          --              --       2,232,000             --      2,232,000
   Noncash investing and financing
    activities - conversion of notes and
    accrued interest to common stock               11,457,000              --              --             --     11,457,000

                                                                     (Continued)

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 2001

(h) Consolidating condensed statement of cash flows information for the year ended May 31, 2001 is as follows:

                                                                            Guarantor     Non-guarantor
                                                                Parent     subsidiaries   subsidiaries
                                                             -----------   ------------   -------------
Cash flow from operating activities - net cash provided
   by (used in) operating activities                         $(5,824,000)    2,011,000      2,213,000
                                                             -----------    ----------     ----------
Cash flow from investing activities:
   Acquisition of property, plant and equipment                 (458,000)   (1,141,000)    (2,111,000)
   Proceeds from sale of property, plant and equipment           913,000     1,341,000             --
   Investment in and loans to subsidiaries                       (12,000)           --             --
   Other changes, net                                                 --       (20,000)            --
                                                             -----------    ----------     ----------
               Net cash provided by (used in)
                  investing activities                           443,000       180,000     (2,111,000)
                                                             -----------    ----------     ----------
Cash flow from financing activities:
   Net borrowings under line of credit                           307,000            --         12,000
   Payments on long-term debt and capital leases                (277,000)   (1,284,000)      (137,000)
   Proceeds from long-term debt                                4,802,000            --             --
   Proceeds from sale of common stock and warrants, net        1,863,000            --             --
   Other changes, net                                              4,000      (962,000)       974,000
                                                             -----------    ----------     ----------
               Net cash provided by (used in)
                 financing activities                          6,699,000    (2,246,000)       849,000
                                                             -----------    ----------     ----------
               Net change in cash and cash equivalents         1,318,000       (55,000)       951,000

Cash and cash equivalents at beginning of year                  (184,000)       58,000      2,280,000
                                                             -----------    ----------     ----------
Effect of exchange rates on cash                                      --            --       (273,000)
                                                             -----------    ----------     ----------
Cash and cash equivalents at end of year                     $ 1,134,000         3,000      2,958,000
                                                             ===========    ==========     ==========
Supplemental cash flow:
   Noncash operating expenses related to:
      Depreciation                                           $   557,000     3,236,000      2,450,000
      Amortization                                                    --       361,000        730,000
   Cash paid during the year for:
      Interest                                                 7,920,000       522,000         82,000
      Income taxes                                                    --            --        295,000
   Noncash investing and financing activities - short-term
      obligations refinanced with long-term debt               9,306,000            --             --
   Issuance of warrants in connection with debt                1,886,000            --             --

                                                               Eliminations   Consolidated
                                                               ------------   ------------
Cash flow from operating activities - net cash provided
   by (used in) operating activities                                  --      (1,600,000)
                                                                 -------      ----------
Cash flow from investing activities:
   Acquisition of property, plant and equipment                       --      (3,710,000)
   Proceeds from sale of property, plant and equipment                --       2,254,000
   Investment in and loans to subsidiaries                        12,000              --
   Other changes, net                                                 --         (20,000)
                                                                 -------      ----------
               Net cash provided by (used in)
                  investing activities                            12,000      (1,476,000)
                                                                 -------      ----------
Cash flow from financing activities:
   Net borrowings under line of credit                                --         319,000
   Payments on long-term debt and capital leases                      --      (1,698,000)
   Proceeds from long-term debt                                       --       4,802,000
   Proceeds from sale of common stock and warrants, net               --       1,863,000
   Other changes, net                                            (12,000)          4,000
                                                                 -------      ----------
               Net cash provided by (used in)
                 financing activities                            (12,000)      5,290,000
                                                                 -------      ----------
               Net change in cash and cash equivalents                --       2,214,000

Cash and cash equivalents at beginning of year                        --       2,154,000

Effect of exchange rates on cash                                      --        (273,000)
                                                                 -------      ----------
Cash and cash equivalents at end of year                              --       4,095,000
                                                                 =======      ==========

Supplemental cash flow:
   Noncash operating expenses related to:
      Depreciation                                                    --       6,243,000
      Amortization                                                    --       1,091,000
   Cash paid during the year for:
      Interest                                                        --       8,524,000
      Income taxes                                                    --         295,000
   Noncash investing and financing activities - short-term
      obligations refinanced with long-term debt                      --       9,306,000
   Issuance of warrants in connection with debt                       --       1,886,000

                                                                  (Continued)

                      PACIFIC AEROSPACE & ELECTRONICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 2001

     (i)  Inventory information at May 31 is as follows:

                                      2000         2001
                                  -----------   ----------
Guarantor subsidiaries
    Raw materials                 $ 5,492,000    3,594,000
    Work in progress                5,439,000    4,045,000
    Finished goods                  6,376,000    6,687,000
                                  -----------   ----------
                                   17,307,000   14,326,000
                                  -----------   ----------
Non-guarantor subsidiaries:
    Raw materials                   1,712,000    1,438,000
    Work in progress                8,142,000    6,945,000
    Finished goods                    688,000      285,000
                                  -----------   ----------
                                   10,542,000    8,668,000
                                  -----------   ----------
              Total inventories   $27,849,000   22,994,000
                                  ===========   ==========

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

                      Pacific Aerospace & Electronics, Inc.
                        Selected Quarterly Financial Data
                             For the Quarters Ended,
                      (in thousands, except per share data)

                        August 31,   November 30,   February 29,   May 31,   August 31,   November 30,   February 28,   May 31,
                          1999         1999            2000         2000       2000           2000          2001         2001
                        ----------   ------------   ------------   -------   ----------   ------------   ------------   -------
Net Sales               $ 28,571        29,000         26,501       28,622    27,643         27,437          27,068      27,140

Gross profit               6,560         5,251          5,146        3,674     4,922          3,086            (925)      1,157

Loss before
 extraordinary item       (1,506)       (2,014)        (1,675)      (8,557)   (2,252)        (4,943)        (40,341)    (28,184)

Net loss                  (1,506)       (2,014)        (1,675)      (7,854)   (2,252)        (4,943)        (40,341)    (28,184)

Net loss per share:
    Basic                  (0.08)        (0.10)         (0.08)       (0.28)    (0.07)         (0.14)          (1.32)      (0.73)
    Diluted                (0.08)        (0.10)         (0.08)       (0.28)    (0.07)         (0.14)          (1.32)      (0.73)

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

Date:  March 15, 2002

                                           PACIFIC AEROSPACE & ELECTRONICS, INC.


                                           By /s/ DONALD A. WRIGHT
                                           -------------------------------------
                                           DONALD A. WRIGHT
                                           President and Chief Executive Officer