Form 10-Q
period 2002-02-28
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2002-04-15
CIK 790023

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

Commission File Number: 0-26088

PACIFIC AEROSPACE & ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1744587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 Olds Station Road, Third Floor, Wenatchee, Washington 98801
(Address of Principal Executive Offices; Zip Code)

509-667-9600
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 5, 2002, there were 90,734,386 shares outstanding of the Company’s Common Stock, par value $.001 per share.

PART 1
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets — February 28, 2002 and May 31, 2001

Consolidated Statements of Operations and Comprehensive Income (Loss) — Third Quarters and Nine Months Ended February 28, 2002 and February 28, 2001

Condensed Consolidated Statements of Cash Flow — Nine Months Ended February 28, 2002 and 2001

Management’s Statement and Notes to Unaudited Consolidated Financial Statements - Third Quarter and Nine Months Ended February 28, 2002

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
February 28, 2002 and May 31, 2001

	February 28,	May 31,
	2002	2001
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$4,218,000	$4,095,000
Accounts receivable, net	14,260,000	19,101,000
Inventories	21,675,000	22,994,000
Deferred income taxes	114,000	115,000
Prepaid expense and other current assets	875,000	666,000

Total Current Assets	41,142,000	46,971,000

PROPERTY AND EQUIPMENT, NET	24,279,000	26,754,000

OTHER ASSETS
Costs in excess of net book value of acquired subsidiaries, net	351,000	351,000
Patents, net	1,629,000	735,000
Deferred financing costs, net	4,396,000	5,597,000
Deferred income taxes	—	—
Other assets	255,000	408,000

Total Other Assets	6,631,000	7,091,000

TOTAL ASSETS	$72,052,000	$80,816,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,753,000	$12,639,000
Accrued liabilities	5,040,000	5,209,000
Accrued interest	9,896,000	2,831,000
Current portion of long-term debt	14,533,000	929,000
Current portion of capital lease obligations	288,000	329,000
Senior subordinated notes payable	63,700,000	—

Total Current Liabilities	104,210,000	21,937,000

LONG-TERM LIABILITIES
Long-term debt, net of current portion	2,621,000	16,969,000
Capital lease obligations, net of current portion	764,000	1,005,000
Senior subordinated notes payable	—	63,700,000
Deferred income taxes	842,000	2,077,000
Deferred rent and other	301,000	242,000

Total Long Term Liabilities	4,528,000	83,993,000

Total Liabilities	108,738,000	105,930,000

STOCKHOLDERS’ EQUITY
Convertible preferred stock	—	—
Common stock	39,000	39,000
Additional paid in capital	86,987,000	86,917,000
Accumulated other comprehensive income	(9,246,000)	(9,165,000)
Accumulated deficit	(114,466,000)	(102,905,000)

Total Stockholders’ Equity	(36,686,000)	(25,114,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,052,000	$80,816,000

The accompanying notes are an integral part of these consolidated financial statements

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Third Quarters and Nine Months Ended February 28, 2002 and 2001

	Quarters Ended		Nine Months Ended

	February 28,	February 28,	February 28,	February 28,
	2002	2001	2002	2001
	Unaudited	Unaudited	Unaudited	Unaudited

NET SALES	$18,322,000	$27,068,000	$63,330,000	$82,148,000
COST OF SALES	14,705,000	27,993,000	51,339,000	75,065,000

GROSS PROFIT	3,617,000	(925,000)	11,991,000	7,083,000
OPERATING EXPENSES	3,569,000	37,044,000	11,483,000	47,710,000

INCOME (LOSS) FROM OPERATIONS	48,000	(37,969,000)	508,000	(40,627,000)

OTHER INCOME AND EXPENSE
Interest income	19,000	—	60,000	—
Interest expense	(3,887,000)	(2,354,000)	(11,415,000)	(6,891,000)
Other	241,000	(18,000)	160,000	95,000

	(3,627,000)	(2,372,000)	(11,195,000)	(6,796,000)

LOSS BEFORE INCOME TAX	(3,579,000)	(40,341,000)	(10,687,000)	(47,423,000)
PROVISION FOR INCOME TAXES	(23,000)	(5,976,000)	(871,000)	(6,089,000)

NET LOSS	(3,602,000)	(46,317,000)	(11,558,000)	(53,512,000)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation	(219,000)	877,000	(81,000)	(2,339,000)

COMPREHENSIVE LOSS	$(3,821,000)	$(45,440,000)	$(11,639,000)	$(55,851,000)

NET LOSS PER SHARE:
BASIC	$(0.09)	$(1.32)	$(0.29)	$(1.57)
DILUTED	$(0.09)	$(1.32)	$(0.29)	$(1.57)
SHARES USED IN COMPUTATION OF NET LOSS PER SHARE:
BASIC	39,315,000	35,020,000	39,296,000	34,135,000
DILUTED	39,315,000	35,020,000	39,296,000	34,135,000

The accompanying notes are an integral part of these consolidated financial statements

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
Nine Months Ended February 28, 2002 and February 28, 2001

	Nine Months Ended

	February 28,	February 28,
	2002	2001
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net cash from operating activities	$2,727,000	$(572,000)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,429,000)	(2,904,000)
Proceeds from sale of property and equipment	423,000	1,733,000

Net cash from investing activities	(2,006,000)	(1,171,000)

CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	—	319,000
Proceeds from long-term debt	57,000	272,000
Payments on long term debt and capital leases	(778,000)	(1,220,000)
Sale of common stock, net of issuance costs	68,000	1,840,000
Other changes, net	—	4,000

Net cash from financing activities	(653,000)	1,215,000

NET CHANGE IN CASH	68,000	(528,000)
CASH AT BEGINNING OF PERIOD	4,095,000	2,154,000
EFFECT OF EXCHANGE RATES ON CASH	55,000	(158,000)

CASH AT END OF PERIOD	$4,218,000	$1,468,000

The accompanying notes are an integral part of these consolidated financial statements

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
MANAGEMENT’S STATEMENT AND
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Third Quarter and Nine Months Ended February 28, 2002

Management’s Statement

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to present fairly the Company’s consolidated financial position as of February 28, 2002 and May 31, 2001, the consolidated results of operations for the quarters and nine months ended February 28, 2002 and February 28, 2001, and the condensed consolidated statements of cash flows for the nine months ended February 28, 2002 and February 28, 2001. All significant intercompany transactions have been eliminated in the consolidation process. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual and quarterly reports under the Securities Exchange Act of 1934, as amended.

Certain information and footnote disclosures normally included in audited financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended May 31, 2001 and 2000.

The results of operations for the quarter and nine months ended February 28, 2002 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

Note 1: Net Loss Per Share:

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. As the Company had a net loss for the periods ended February 28, 2002 and February 28, 2001, basic and diluted net loss per share are the same.

Potential amounts of shares that were not included in the computation of weighted average diluted shares as of February 28, 2002 were 10,800,391.

Note 2: Inventories

Components of inventories are as follows at:

	February 28,	May 31,
	2002	2001

Raw materials	$3,812,000	$5,032,000
Work in progress	11,000,000	10,990,000
Finished goods	6,863,000	6,972,000

Total	$21,675,000	$22,994,000

Note 3: Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, our auditors for our financial statements as of and for the fiscal year ended May 31, 2001 noted that we have experienced continuing losses from operations and have a net capital deficit and expressed substantial doubt as to our ability to continue as a going concern. In fact, the auditors, KPMG, LLP, declined to express an opinion as to our financial statements as of that date and for the period then ended. We have described management’s plans for addressing our losses and capital deficiency in Note 6, below, and elsewhere in this report, including in the section entitled “Management’s Discussion of Financial Condition and Results of Operations.”

During the nine months ended February 28, 2002, cash provided by operating activities was $2.7 million. The Company’s future success will depend heavily on its ability to continue to generate cash from operating activities and to meet its obligations as they become due. The Company is focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls. The Company has also downsized, closed, or sold certain of its operations that had consistently produced negative cash flow. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional common stock or sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash from operations, to sell additional common stock, or to sell its assets for amounts in excess of book value.

The Company’s ability to obtain additional cash if and when needed could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4: Segment Information and Concentration of Risk

The Company is organized into three reportable segments, “U.S. Aerospace,” “European Aerospace,” and “U.S. Electronics.” The Aerospace segments are primarily comprised of machined, formed and cast metal product operations. Net sales of the Aerospace segments include sales to customers in the aerospace, defense and transportation industries. Net sales of the Electronics segment also include sales to customers in the aerospace and defense industries. Historically, these segments have been cyclical and sensitive to general economic and industry specific conditions. In particular, the aerospace industry, in recent years, has been adversely affected by a number of factors, including reduced demand for commercial aircraft, a decline in military spending, postponement of overhaul and maintenance of aircraft, increased fuel and labor costs, increased regulations, and intense price competition, among other factors. In addition, there is no assurance that general economic conditions will not lead to a downturn in demand for core components and products of the Company, in each of its operational segments.

Presented below is the Company’s reportable segment information. In addition, all reportable segments identified as “U.S.” and Corporate are located within the United States while the operations and assets of the “European Aerospace” segment are located within the United Kingdom. Identifiable assets are those assets used in the Company’s operations in each segment, and do not include advances or loans between the business segments. Corporate assets are identified below, and no allocations were necessary for assets used jointly by the segments.

Nine months ended February 28, 2002

				Corporate,
	U.S.	European	U.S.	other and
	Aerospace	Aerospace	Electronics	eliminations	Total

Net sales to customers	$11,757,000	35,707,000	15,866,000	—	63,330,000
Net sales between segments	135,000	—	—	(135,000)	—
Income (loss) from operations	(12,000)	2,740,000	2,326,000	(4,546,000)	508,000
Interest income	—	21,000	—	39,000	60,000
Interest expense	203,000	2,890,000	102,000	8,220,000	11,415,000
Other income (expense)	257,000	—	20,000	(117,000)	160,000
Identifiable assets	12,391,000	33,092,000	17,568,000	9,001,000	72,052,000

Nine months ended February 28, 2001

				Corporate,
	U.S.	European	U.S.	other and
	Aerospace	Aerospace	Electronics	eliminations	Total

Net sales to customers	$22,405,000	37,662,000	22,081,000	—	82,148,000
Net sales between segments	489,000	—	—	(489,000)	—
Income (loss) from operations	(14,082,000)	(24,270,000)	3,454,000	(5,729,000)	(40,627,000)
Interest income	—	—	—	—	—
Interest expense	274,000	3,007,000	101,000	3,509,000	6,891,000
Other income (expense)	52,000	—	55,000	(12,000)	95,000
Identifiable assets	22,118,000	44,285,000	20,278,000	9,516,000	96,197,000

Note 5: Lease Abandonment Liabilities

On March 30, 2001, we announced that we put in place a plan to restructure our operations. In connection with the plan, we have closed or sold several of our divisions that were unprofitable. Within our U.S. Aerospace Group we closed an unprofitable foundry located in Tacoma, Washington and in June 2001, we completed the sale of substantially all of the assets of our Casting operation located in Entiat, Washington. Also, within our U.S. Aerospace Group we completed the sale of substantially all of the assets related to our Engineering and Fabrication Division. The fabrication assets were sold during May 2001 and the engineering assets were sold in December 2001. We have also shut down our U.S. Electronics Group’s Display Division. Due to the sale and closures of these divisions we have abandoned certain buildings previously used for manufacturing activities. The following chart summarizes the changes in the related liability created by these abandonments. The balance of the liability is presented on our Consolidated Balance Sheets as Accrued liabilities and the expense is presented on our Consolidated Statements of Operations and Comprehensive Income (Loss) as Operating expenses.

Lease
Abandonment
Liabilities

Balance of liability on May 31, 2001	$576,000
Expense during the nine months ended February 28, 2002	336,000
Cash paid during the nine months ended February 28, 2002	(392,000)

Balance of liability on February 28, 2002	$520,000

Note 6: Subsequent Event — Capital Restructuring

In March 2002, we completed the exchange portion of our capital restructuring (the “Exchange”). In connection with an exchange agreement (the “Exchange Agreement”) with the holders of approximately 98% of our 11-1/4% senior subordinated notes (the “Participating Noteholders”), the Participating Noteholders and the remaining holders of the 11-1/4% senior subordinated notes who were not parties to the Exchange Agreement (together with the Participating Noteholders, the “Noteholders”) exchanged all $63.7 million aggregate principal amount of our 11 1/4% senior subordinated notes due 2005 (the “Subordinated Notes”), together with accrued interest thereon, for shares of our common stock, shares of our Series C Convertible Preferred Stock (the “Preferred Stock”) and approximately $15.0 million in aggregate principal amount of 10% pay-in-kind senior subordinated notes (the “PIK Notes”). The Preferred Stock will automatically convert into common stock following shareholder approval of an increase in the number of our authorized shares of common stock. We have filed a preliminary proxy with the Securities and Exchange Commission (the “Commission”) regarding the vote to increase our authorized common stock, among other matters, and expect to hold a meeting for the approval of such increase as soon as possible following receipt of clearance from the Commission to do so. Votes to approve the increase in the number of authorized shares of common stock will be solicited only pursuant to such proxy statement. The shareholder meeting to approve that amendment is tentatively scheduled to be held in June 2002, and shareholders should review the proxy materials provided in anticipation of that meeting before deciding how to vote their shares on the amendment. However, as a result of the Exchange, the Participating Noteholders now hold a majority of our outstanding common stock. In addition, nearly all of the Participating Noteholders are expected to vote their shares in favor of the amendment increasing our authorized common stock; accordingly, we anticipate that the amendment will be approved and that all of the Preferred Stock will be converted to common stock. By virtue of their common stock and Preferred Stock received in the Exchange, the Noteholders now beneficially own approximately 97.5% of our outstanding shares of common stock on a fully-diluted, as-converted basis. In connection with the

Exchange, our Board of Directors was reconstituted to consist of five directors, all of whom were designated by the Participating Noteholders. Donald A. Wright, our President and Chief Executive Officer, will remain a member of our Board.

In addition to exchanging our Subordinated Notes as described above, we also issued new senior secured notes (the “New Senior Notes”). The New Senior Notes were issued at a discount so that the proceeds of the New Senior Notes totaled approximately $22.0 million. The principal amount of the New Senior Notes will accrete through May 1, 2007 to $36.0 million and will bear interest at 5% per annum. We may redeem the New Senior Notes in full or in part at any time prior to their maturity date at a premium over the accreted value of the New Senior Notes, which premium declines over time. We used $16.2 million of the proceeds from the New Senior Notes to pay off our outstanding 21% senior secured loan. The remaining proceeds will be used for working capital, to pay the fees and costs of the restructuring and for other general corporate purposes. We expect that the restructuring will result in significantly reduced interest expense in the future, and will significantly reduce the impact on cash flow because of the reduction in cash interest payments.

Note 7: Consolidating Condensed Financial Statements

The following financial statements present consolidating condensed financial information of the Company for the indicated periods. The Company’s senior subordinated notes, which were used to finance the Aeromet acquisition in July 1998, have been guaranteed by all of the Company’s U.S. wholly owned subsidiaries. The guarantor subsidiaries have fully and unconditionally guaranteed this debt on a joint and several basis. This debt is not guaranteed by the Company’s foreign subsidiaries, which consist of Aeromet and two related holding companies. There are no significant contractual restrictions on the distribution of funds from the guarantor subsidiaries to the parent corporation. The consolidating condensed financial information is presented in lieu of separate financial statements and other disclosures of the guarantor subsidiaries, as management has determined that such information is not material to investors.

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Balance Sheet
February 28, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,000	$3,000	$4,140,000	$—	$4,218,000
Accounts receivable, net	—	4,546,000	9,868,000	(154,000)	14,260,000
Inventories	—	13,037,000	8,638,000	—	21,675,000
Other	5,594,000	372,000	580,000	(5,557,000)	989,000

Total current assets	5,669,000	17,958,000	23,226,000	(5,711,000)	41,142,000
PROPERTY, PLANT, AND EQUIPMENT, net	5,052,000	9,361,000	9,866,000	—	24,279,000
OTHER ASSETS
Costs in excess of net book value of acquired subsidiaries, net	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	40,068,000	72,618,000	—	(112,686,000)	—
Other	4,396,000	1,884,000	—	—	6,280,000

Total other assets	44,464,000	74,853,000	—	(112,686,000)	6,631,000

TOTAL ASSETS	$55,185,000	$102,172,000	$33,092,000	$(118,397,000)	$72,052,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,225,000	$4,452,000	$4,230,000	$(154,000)	$10,753,000
Current portion of long-term debt	77,504,000	729,000	—	—	78,233,000
Other	10,701,000	1,401,000	8,679,000	(5,557,000)	15,224,000

Total current liabilities	90,430,000	6,582,000	12,909,000	(5,711,000)	104,210,000
LONG-TERM LIABILITIES
Long-term debt, net of current portion	1,153,000	1,468,000	—	—	2,621,000
Intercompany note and loan payable	—	72,187,000	36,957,000	(109,144,000)	—
Other	288,000	405,000	1,214,000	—	1,907,000

Total long-term liabilities	1,441,000	74,060,000	38,171,000	(109,144,000)	4,528,000
STOCKHOLDERS’ EQUITY
Common stock	39,000	56,139,000	33,709,000	(89,848,000)	39,000
Additional paid-in capital	86,987,000	—	—	—	86,987,000
Accumulated other comprehensive loss	(9,246,000)	—	(9,246,000)	9,246,000	(9,246,000)
Retained earnings (accumulated deficit)	(114,466,000)	(34,609,000)	(42,451,000)	77,060,000	(114,466,000)

Total stockholders’ equity	(36,686,000)	21,530,000	(17,988,000)	(3,542,000)	(36,686,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,185,000	$102,172,000	$33,092,000	$(118,397,000)	$72,052,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Balance Sheet
May 31, 2001

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,134,000	$3,000	$2,958,000	$—	$4,095,000
Accounts receivable, net	—	6,423,000	12,839,000	(161,000)	19,101,000
Inventories	—	14,326,000	8,668,000	—	22,994,000
Other	3,975,000	299,000	401,000	(3,894,000)	781,000

Total current assets	5,109,000	21,051,000	24,866,000	(4,055,000)	46,971,000
PROPERTY, PLANT, AND EQUIPMENT, net	5,319,000	11,882,000	9,553,000	—	26,754,000
OTHER ASSETS
Costs in excess of net book value of acquired subsidiaries, net	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	41,943,000	72,618,000	—	(114,561,000)	—
Other	5,699,000	1,041,000	—	—	6,740,000

Total other assets	47,642,000	74,010,000	—	(114,561,000)	7,091,000

TOTAL ASSETS	$58,070,000	$106,943,000	$34,419,000	$(118,616,000)	$80,816,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$921,000	$5,328,000	$6,551,000	$(161,000)	$12,639,000
Current portion of long-term debt	90,000	839,000	—	—	929,000
Other	3,413,000	2,351,000	6,499,000	(3,894,000)	8,369,000

Total current liabilities	4,424,000	8,518,000	13,050,000	(4,055,000)	21,937,000
LONG-TERM LIABILITIES
Long-term debt, net of current portion	78,635,000	2,034,000	—	—	80,669,000
Intercompany note and loan payable	—	71,723,000	36,957,000	(108,680,000)	—
Other	125,000	1,880,000	1,319,000	—	3,324,000

Total long-term liabilities	78,760,000	75,637,000	38,276,000	(108,680,000)	83,993,000
STOCKHOLDERS’ EQUITY
Common stock	39,000	56,139,000	33,709,000	(89,848,000)	39,000
Additional paid-in capital	86,917,000	—	—	—	86,917,000
Accumulated other comprehensive loss	(9,165,000)	—	(9,165,000)	9,165,000	(9,165,000)
Retained earnings (accumulated deficit)	(102,905,000)	(33,351,000)	(41,451,000)	74,802,000	(102,905,000)

Total stockholders’ equity	(25,114,000)	22,788,000	(16,907,000)	(5,881,000)	(25,114,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,070,000	$106,943,000	$34,419,000	$(118,616,000)	$80,816,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Quarter Ended February 28, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$8,710,000	$9,953,000	$(341,000)	$18,322,000
Cost of Sales	—	5,938,000	9,108,000	(341,000)	14,705,000

Gross profit	—	2,772,000	845,000	—	3,617,000
Operating expenses	1,629,000	2,124,000	816,000	(1,000,000)	3,569,000

Income (loss) from operations	(1,629,000)	648,000	29,000	1,000,000	48,000
Other income (expense)
Parent’s share of subsidiaries net loss	(169,000)	—	—	169,000	—
Interest expense	(3,786,000)	(1,049,000)	(960,000)	1,908,000	(3,887,000)
Other	1,985,000	1,183,000	—	(2,908,000)	260,000

Total other income (expense)	(1,970,000)	134,000	(960,000)	(831,000)	(3,627,000)

Income (loss) before income taxes	(3,599,000)	782,000	(931,000)	169,000	(3,579,000)
Provision for income taxes	—	—	(23,000)	—	(23,000)

Net income (loss)	(3,599,000)	782,000	(954,000)	169,000	(3,602,000)
Other comprehensive income (loss)
Foreign currency translation	(219,000)	—	(219,000)	219,000	(219,000)

Comprehensive income (loss)	$(3,818,000)	$782,000	$(1,173,000)	$388,000	$(3,821,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Quarter Ended February 28, 2001

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$14,673,000	$12,641,000	$(246,000)	$27,068,000
Cost of Sales	—	16,441,000	11,798,000	(246,000)	27,993,000

Gross profit (loss)	—	(1,768,000)	843,000	—	(925,000)
Operating expenses	2,029,000	10,777,000	26,084,000	(1,846,000)	37,044,000

Income (loss) from operations	(2,029,000)	(12,545,000)	(25,241,000)	1,846,000	(37,969,000)
Other income (expense)
Parent’s share of subsidiaries net income (loss)	(40,747,000)	—	—	40,747,000	—
Interest expense	(2,204,000)	(1,107,000)	(995,000)	1,952,000	(2,354,000)
Other	2,811,000	969,000	—	(3,798,000)	(18,000)

Total other income (expense)	(40,140,000)	(138,000)	(995,000)	38,901,000	(2,372,000)

Income (loss) before income taxes	(42,169,000)	(12,683,000)	(26,236,000)	40,747,000	(40,341,000)
Provision for income taxes	(4,148,000)	(641,000)	(1,187,000)	—	(5,976,000)

Net income (loss)	(46,317,000)	(13,324,000)	(27,423,000)	40,747,000	(46,317,000)
Other comprehensive income (loss)
Foreign currency translation, net of tax	877,000	—	877,000	(877,000)	877,000

Comprehensive income (loss)	$(45,440,000)	$(13,324,000)	$(26,546,000)	$39,870,000	$(45,440,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended February 28, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$28,322,000	$35,707,000	$(699,000)	$63,330,000
Cost of Sales	—	21,563,000	30,475,000	(699,000)	51,339,000

Gross profit	—	6,759,000	5,232,000	—	11,991,000
Operating expenses	4,450,000	7,991,000	2,492,000	(3,450,000)	11,483,000

Income (loss) from operations	(4,450,000)	(1,232,000)	2,740,000	3,450,000	508,000
Other income (expense)
Parent’s share of subsidiaries net loss	(2,258,000)	—	—	2,258,000	—
Interest expense	(11,084,000)	(3,169,000)	(2,890,000)	5,728,000	(11,415,000)
Other	6,234,000	3,143,000	21,000	(9,178,000)	220,000

Total other income (expense)	(7,108,000)	(26,000)	(2,869,000)	(1,192,000)	(11,195,000)

Income (loss) before income taxes	(11,558,000)	(1,258,000)	(129,000)	2,258,000	(10,687,000)
Provision for income taxes	—	—	(871,000)	—	(871,000)

Net income (loss)	(11,558,000)	(1,258,000)	(1,000,000)	2,258,000	(11,558,000)
Other comprehensive income (loss)
Foreign currency translation	(81,000)	—	(81,000)	81,000	(81,000)

Comprehensive income (loss)	$(11,639,000)	$(1,258,000)	$(1,081,000)	$2,339,000	$(11,639,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended February 28, 2001

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$46,463,000	$37,662,000	$(1,977,000)	$82,148,000
Cost of Sales	—	43,057,000	33,985,000	(1,977,000)	75,065,000

Gross profit	—	3,406,000	3,677,000	—	7,083,000
Operating expenses	5,729,000	19,004,000	28,147,000	(5,170,000)	47,710,000

Income (loss) from operations	(5,729,000)	(15,598,000)	(24,470,000)	5,170,000	(40,627,000)
Other income (expense)
Parent’s share of subsidiaries net income (loss)	(45,107,000)	—	—	45,107,000	—
Interest expense	(6,447,000)	(3,311,000)	(3,007,000)	5,874,000	(6,891,000)
Other	8,096,000	3,043,000	—	(11,044,000)	95,000

Total other income (expense)	(43,458,000)	(268,000)	(3,007,000)	39,937,000	(6,796,000)

Income (loss) before income taxes	(49,187,000)	(15,866,000)	(27,477,000)	45,107,000	(47,423,000)
Provision for income taxes	(4,325,000)	(641,000)	(1,123,000)	—	(6,089,000)

Net income (loss)	(53,512,000)	(16,507,000)	(28,600,000)	45,107,000	(53,512,000)
Other comprehensive income (loss) Foreign currency translation, net of tax	(2,339,000)	—	(2,339,000)	2,339,000	(2,339,000)

Comprehensive income (loss)	$(55,851,000)	$(16,507,000)	$(30,939,000)	$47,446,000	$(55,851,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Cash Flows
For the Nine Months Ended February 28, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOW FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(722,000)	$373,000	$3,076,000	$—	$2,727,000
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(250,000)	(339,000)	(1,840,000)	—	(2,429,000)
Proceeds from sale of property and equipment	52,000	371,000	—	—	423,000
Investment in and loans to subsidiaries	(144,000)	—	—	144,000	—

Net cash provided by (used in) investing activities	(342,000)	32,000	(1,840,000)	144,000	(2,006,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital leases	(120,000)	(549,000)	(109,000)	—	(778,000)
Proceeds from sale of common stock, net	68,000	—	—	—	68,000
Other changes, net	57,000	144,000	—	(144,000)	57,000

Net cash provided by (used in) financing activities	5,000	(405,000)	(109,000)	(144,000)	(653,000)
NET CHANGE IN CASH	(1,059,000)	—	1,127,000	—	68,000
CASH AT BEGINNING OF PERIOD	1,134,000	3,000	2,958,000	—	4,095,000
EFFECT OF EXCHANGE RATES ON CASH	—	—	55,000		55,000

CASH AT END OF PERIOD	$75,000	$3,000	$4,140,000	$—	$4,218,000

SUPPLEMENTAL CASH FLOW:
Noncash operating expenses related to:
Depreciation	$446,000	$1,356,000	$1,487,000	$—	$3,289,000
Amortization	—	56,000	—	—	56,000
Noncash investing activities:
Seller financed purchase of patent	—	950,000	—	—	950,000
Cash paid during the period for:
Interest	902,000	258,000	1,227,000	(1,201,000)	1,186,000
Income taxes	—	—	490,000	—	490,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Cash Flows
For the Nine Month Period Ended February 28, 2001

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOW FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(1,202,000)	$(400,000)	$1,030,000	$—	$(572,000)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(443,000)	(1,044,000)	(1,417,000)	—	(2,904,000)
Investment in and loans to subsidiaries	(768,000)	—	—	768,000	—
Other changes, net	913,000	820,000	—	—	1,733,000

Net cash provided by (used in) investing activities	(298,000)	(224,000)	(1,417,000)	768,000	(1,171,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	307,000	—	12,000	—	319,000
Proceeds from long-term debt	26,000	246,000	—		272,000
Payments on long-term debt and capital leases	(138,000)	(945,000)	(137,000)	—	(1,220,000)
Proceeds from sale of common stock, net	1,840,000		—		1,840,000
Other changes, net	4,000	1,294,000	(526,000)	(768,000)	4,000

Net cash provided by (used in) financing activities	2,039,000	595,000	(651,000)	(768,000)	1,215,000

NET CHANGE IN CASH	539,000	(29,000)	(1,038,000)	—	(528,000)
CASH AT BEGINNING OF PERIOD	(184,000)	58,000	2,280,000	—	2,154,000
EFFECT OF EXCHANGE RATES ON CASH	—	—	(158,000)	—	(158,000)

CASH AT END OF PERIOD	$355,000	$29,000	$1,084,000	$—	$1,468,000

SUPPLEMENTAL CASH FLOW:
Noncash operating expense related to:
Depreciation	$407,000	$2,554,000	$1,829,000	$—	$4,790,000
Amortization	—	307,000	674,000	—	981,000
Cash paid during the period for:
Interest	4,133,000	3,311,000	3,007,000	(5,874,000)	4,577,000
Income taxes	—	—	192,000	—	192,000
Short-term obligations to be refinanced with long-term debt	9,306,000	—	—	—	9,306,000

Inventories consist of the following:

	February 28,	May 31,
	2002	2001

Guarantor subsidiaries
Raw materials	$2,573,000	$3,594,000
Work in progress	3,819,000	4,045,000
Finished goods	6,645,000	6,687,000

	$13,037,000	$14,326,000

Non-guarantor subsidiaries
Raw materials	$1,237,000	$1,438,000
Work in progress	7,182,000	6,945,000
Finished goods	219,000	285,000

	$8,638,000	$8,668,000

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. Actual results could differ materially from those projected in the forward-looking statements set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The factors that may cause results to differ materially from those projected include the overall economic decline in the aerospace industry due to both the recent economic downturn and the September 11 attacks, and the Company’s dependence on the success of its European Aerospace Group. Additional factors may also cause results to differ materially from those projected, however. A comprehensive list of additional factors has been included in our most recent Form S-3 filed via Edgar with the Securities and Exchange Commission on April 2, 2001, under the heading entitled “Risk Factors.” We urge you to read such information and the Company’s other recent filings with the Commission in detail. Information contained in this quarterly report was prepared by management based on the best information available to it as of the date of filing of this report, and management does not plan to update forward-looking statements to reflect new events or changing circumstances occurring after this report was filed.

Overview

Pacific Aerospace & Electronics, Inc., is an engineering and manufacturing company with operations in the United States and the United Kingdom. We design, manufacture and sell components and subassemblies used in technically demanding environments. Products that we produce primarily for the defense, electronics, telecommunications, energy and medical industries include components such as hermetically sealed electrical and fiber optic connectors and instrument packages and ceramic capacitors, filters and feed-throughs. Products that we produce primarily for the aerospace, transportation, and medical industries include machined, cast, and formed metal parts and subassemblies, using aluminum, titanium, magnesium, and other metals. Our customers include global leaders in all of these industries. We are organized into three operational groups: U.S. Aerospace, U.S. Electronics, and European Aerospace.

On March 30, 2001, we announced that we put in place a plan to restructure our operations. In connection with the plan, we have closed or sold several of our divisions that were unprofitable. Within our U.S. Aerospace Group we closed an unprofitable foundry located in Tacoma, Washington and in June 2001, we completed the sale of substantially all of the assets of our Casting operation located in Entiat, Washington. Also, within our U.S. Aerospace Group we completed the sale of substantially all of the assets related to our Engineering and Fabrication Division. The fabrication assets were sold during May 2001 and the engineering assets were sold in December 2001. We have also shut down our U.S. Electronics Group’s Display Division. We believe that these closures or sales of business units will strengthen and support our core electronics and aerospace machining operations.

In March 2002, following the period covered by this report, we completed the exchange portion of our capital restructuring. The Noteholders exchanged $63.7 million aggregate principal amount of the Subordinated Notes, together with accrued interest thereon, for shares of our common stock, shares of Preferred Stock and approximately $15.0 million of PIK Notes. The Preferred Stock will automatically convert into common stock following shareholder approval of an increase in the number of our authorized shares of common stock. Votes to approve the increase in the number of our authorized shares of common stock will be solicited only pursuant to a proxy statement cleared by the Commission. A shareholder meeting to approve that amendment is tentatively scheduled for June 2002, and shareholders should review the proxy materials provided in anticipation of that meeting before deciding how to vote their shares on the amendment. However, following the debt restructuring, the Participating Noteholders now own a majority of our outstanding common stock and we expect nearly all of them to vote their shares in favor of the amendment; accordingly, we anticipate that the amendment will be approved and that the Preferred Stock will be converted to common stock.

By virtue of their common stock and Preferred Stock received in the exchange, the Noteholders now beneficially own approximately 97.5% of our outstanding shares of common stock on a fully-diluted, as-converted basis.

In connection with the exchange, our Board of Directors was reconstituted to consist of five directors, all of whom were designated by the Participating Noteholders. Donald A. Wright, our President and Chief Executive Officer, will remain a member of our Board.

In addition to consummating the exchange, we also issued the New Senior Notes. The New Senior Notes were issued at a discount so that the net proceeds of the New Senior Notes totaled approximately $22.0 million, and the principal amount of the New Senior Notes will accrete through May 1, 2007 to $36.0 million. We may redeem the New Senior Notes in full or in part at any time prior to their maturity date at a premium over the accreted value of the New Senior Notes, which premium declines over time. We used the proceeds of the New Senior Notes in part, to pay off our old 21% senior secured loan. The remaining proceeds from the New Senior Notes will be used for working capital, to pay the fees and costs of the restructuring and for other general corporate purposes. We expect that the result of this restructuring will be substantially reduced interest expense in the future, and substantially lower amounts of cash interest payments.

Critical Accounting Estimates and Policies

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including revenue recognition, the allowance for doubtful accounts, sales returns and allowances, the salability and recoverability of inventory, impairment of long-lived assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent form other sources. Actual results may differ materially from these estimates under different assumptions and conditions, and such variations may be adverse.

We recognize revenue primarily when products are shipped to customers and when services are performed. In certain instances we recognize revenues from long-term, fixed-price contracts on the percentage of completion method measured by job progress. Contract costs for long-term contracts include all direct material and labor costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. When formal customer approval is necessary, we defer revenue recognition until such approval is received. Differences could result in changes to the amount and timing of the recorded revenues if we make different judgments or use different estimates.

We must make estimates of the collectability of accounts receivable. We analyze historical sales returns, allowances, write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts, sales returns and allowances. Differences may result in the amount and timing of expenses for any period if we make different judgments or use different estimates.

We value inventories at the lower of cost, primarily determined by the first-in, first-out method, or market (replacement cost for raw materials and net realizable value for work in progress and finished goods). We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount of timing of write-downs for any period if we make different judgments or use different estimates.

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. Differences could result in the amount of timing of write-downs for any period if we make different judgments or use different estimates.

We follow the asset and liability method of accounting for income taxes. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Differences could result in the amount of timing our provision for income taxes for any period if we make different judgments or use different estimates.

Results of Operations

Quarter Ended February 28, 2002 Compared to Quarter Ended February 28, 2001

Net Sales. Net sales decreased by $8.8 million, or 32.5%, to $18.3 million for the quarter ended February 28, 2002, from $27.1 million for the quarter ended February 28, 2001. This decrease was due to a number of factors including the effects of our operational restructuring plan and various events that affected our markets. The European Aerospace Group contributed $10.0 million of net sales during the quarter ended February 28, 2002, down $2.6 million from the $12.6 million contributed during the quarter ended February 28, 2001. Following the tragic events of September 11, the commercial aerospace market both in the U.S. and in Europe saw a significant decline. Boeing and Airbus have both announced substantial delays and cuts in their planned commercial aircraft. The decrease in net sales contributed by our European Aerospace Group is largely attributable to reduced, postponed, or cancelled orders from commercial aircraft manufacturers. Nevertheless, we remain optimistic about the prospects for increased net sales we expect to derive from our European Aerospace Group through our specialized Sophia aluminum investment casting technology and military contract opportunities.

The U.S. Aerospace Group contributed $3.0 million to net sales during the quarter ended February 28, 2002, down $4.5 million from $7.5 million contributed during the quarter ended February 28, 2001. This decrease was due in part to the disposition of the U.S. Aerospace Group’s Casting Division as a part of our operational restructuring plan; the Casting Division had contributed $2.5 million to revenue during the quarter ended February 28, 2001. The remaining decrease in U.S. Aerospace Group net sales was principally due to the down sizing of our Engineering and Fabrication Division which contributed $2.0 million to net sales during the quarter ended February 28, 2001. The Engineering and Fabrication Division has now been completely divested of and will not contribute to net sales in the future. We sold substantially all the fabrication related assets in May of 2001 and completed the sale of substantially all of the engineering related assets in December of 2001.

Our U.S. Electronics Group contributed $5.3 million to net sales during the quarter ended February 28, 2002, down $1.6 million from $6.9 million contributed during the quarter ended February 28, 2001. This decrease was primarily attributable to reduced net sales, $1.3 million, from our Enhanced Displays Division due to the downsizing and closure of that Division and reduced revenue, $0.5 million, from our Filter Division due to the slow down in the telecommunications markets. The decrease in net sales from those two Divisions was partially offset by increased revenue from our Interconnect Division. The increase in net sales from our Interconnect Division was due to the continued strength in the defense and medical industries.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the quarter multiplied by 360 days, increased to 70.8 days for the quarter ended February 28, 2002, from 62.3 days for the quarter ended February 28, 2001. This increase was primarily due to collection difficulties in our European Aerospace Group along with the revenue decreases during the third quarter ended February 28, 2002 .

Gross Profit. Gross profit increased by $4.5 million, to $3.6 million for the quarter ended February 28, 2002, from a loss of $0.9 million for the quarter ended February 28, 2001. As a percentage of net sales, gross profit increased to 19.7% for the quarter ended February 28, 2002, from negative 3.3% for the quarter ended February 28, 2001. This increase in gross profit as a percent of sales was primarily due to an increase in gross profit percentage in our U.S. Aerospace Group. Within that Group we have eliminated the Casting Division and our Engineering and Fabrication Division, which both produced negative gross margin percentages during the quarter ended February 28, 2001. The U.S. Aerospace Group’s Machining Division has also improved its gross profit percentage due to increased sales volumes and due to improved productivity and lean manufacturing initiatives. In total the U.S. Aerospace Group’s gross margin percentage increased from negative 34.0% for the quarter ended February 28, 2001 to positive 11.7% during the quarter ended February 28, 2002. The European Aerospace Group’s gross margin percentage increased from 6.7% for the quarter ended February 28, 2001, to 8.5% for the quarter ended February 28, 2002, due to productivity and lean manufacturing initiatives and investment in new manufacturing equipment and manufacturing facility upgrades to improve yield and reduce cycle time. The U.S. Electronics Group’s overall gross margin percentage increased from 11.5% for the quarter ended February 28, 2001 to 45.3% for the quarter ended February 28, 2002. The increase in gross margin percentage was due the closing of the Enhanced Displays Division, which had produced a significant negative gross margin during the quarter ended February 28, 2001.

Inventory turnover, as calculated by dividing annualized sales for the quarter by ending inventory, decreased to 3.3 turns for the quarter ended February 28, 2002 from 4.3 turns for the quarter ended February 28, 2001. The decrease was due to lower average sales volumes without a significant decrease in inventory levels. We expect that our inventory turns will increase during the fourth quarter fiscal year 2002.

Operating Expenses. Operating expenses decreased by $33.4 million, to $3.6 million for the quarter ended February 28, 2002, from $37.0 million for the quarter ended February 28, 2001. During the quarter ended February 28, 2001 we recognized non-cash charges totaling approximately $32.4 million.

The European Aerospace Group recognized a $25.0 million charge to reduce carrying value of goodwill associated with the Group, to net estimated realizable value. The U.S. Aerospace Group recognized a $6.8 million non-cash charge to reduce the carrying value of certain assets to estimated net realizable value. The U.S. Electronic Group’s Display Division we recognized a non-cash charge of approximately $0.6 million to reduce the carrying value of certain assets to estimated net realizable value. Without these charges, operating expenses would have only decreased $1.0 million or, 21.7% to $3.6 million for the quarter ended February 28, 2002 from $4.6 million for the quarter ended February 28, 2001. This decrease was primarily due to the disposition of the U.S. Aerospace Group’s Casting Division and its Fabrication and Engineering Division.

Interest Expense. Interest expense increased by $1.5 million, or 62.5%, to $3.9 million for the quarter ended February 28, 2002, from $2.4 million for the quarter ended February 28, 2001. This increase was primarily due to interest associated with our $13.7 million of senior secured notes and accelerated amortization of loan fees associated with our senior secured notes due December 31, 2001, which we repaid in March 2002. These increases are attributable in part, to our defaults in interest payments due under the senior secured notes in September and December, 2001.

Other Income (Expense). Other income represents non-operational income and expense for the quarter ended February 28, 2002, which includes a gain on the sale of certain assets of approximately $0.2 million.

Provision for Income Tax Benefit (Expense). Income tax expense for the quarter ended February 28, 2002 was derived from taxable income in our foreign subsidiaries, no provision or benefit was recorded for U.S. income tax during the quarter.

Net Income (Loss). Net loss decreased by $42.7 million to a net loss of $3.6 million for the quarter ended February 28, 2002, from a net loss of $46.3 million for the quarter ended February 28, 2001, due to the factors listed above.

Nine Months Ended February 28, 2002 Compared to Nine Months Ended February 28, 2001

Net Sales. Net sales decreased by $18.8 million, or 22.9%, to $63.3 million for the nine months ended February 28, 2002, from $82.1 million for the nine months ended February 28, 2001. This decrease was due to a number of factors including the effects of our operational restructuring plan and various events that affected our markets. The European Aerospace Group contributed $35.7 million of net sales during the nine months ended February 28, 2001, down $2.0 million from the $37.7 million contributed during the nine months ended February 28, 2001. Since the tragic events of September 11, the commercial aerospace markets in the U.S. and in Europe have declined tremendously. Boeing and Airbus have both announced substantial delays and cuts in their planned commercial aircraft build rates. The decrease in net sales contributed by our European Aerospace Group is attributable to reduced, postponed, or cancelled orders from commercial aircraft manufacturers. Nevertheless, we remain optimistic about the prospects for increased net sales from our European Aerospace Group through our specialized Sophia Casting technology.

The U.S. Aerospace Group contributed $11.8 million to net sales during the nine months ended February 28, 2002, down $10.6 million from $22.4 million contributed during the nine months ended February 28, 2001. This decrease was due in part to the disposition of the U.S. Aerospace Group’s Casting Division and Engineering and Fabrication Division, which contributed a combined $13.3 million to net sales during the nine months ended February 28, 2001, but only $1.1 million during the nine months ended February 28, 2002. The absence of net sales from the Casting Division and the decrease in net sales from the Engineering and Fabrication Division was partially offset by a $1.5 million increase in net sales contributed by the U.S. Aerospace Group’s Machining Division.

Our U.S. Electronics Group contributed $15.9 million to net sales during the nine months ended February 28, 2002, down $6.2 million from $22.1 million contributed during the nine months ended February 28, 2001. This decrease was primarily attributable to reduced net sales, $4.2 million, from our Enhanced Displays Division due to the downsizing and closure of that Division and reduced net sales, $3.5 million, from our Filter Division due to the slow down in the telecommunications markets. The decrease in net sales from those two Divisions was partially offset by increased net sales from our Interconnect Division of $1.6 million. The increase in net sales from our Interconnect Division was due to the continued strength in the defense and medical industries.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the period multiplied by 360 days, decreased to 61.4 days for the nine months ended February 28, 2002, from 61.5 days for the nine months ended February 28, 2001. This decrease was primarily due to increased collection efforts by U.S. Divisions offset by difficulties in our European Aerospace Group.

Gross Profit. Gross profit increased by $4.9 million, or 69.0%, to $12.0 million for the nine months ended February 28, 2002, from $7.1 million for the nine months ended February 28, 2001. As a percentage of net sales, gross profit increased to 18.9% for the nine months ended February 28, 2002, from 8.6% for the nine months ended February 28, 2001. This increase in gross profit as a percent of sales was primarily due to an increase in gross profit percentage in our U.S. Aerospace Group. Within that Group we have eliminated the Casting Division and Engineering and Fabrication Division, which both produced negative gross margin percentages during the nine months ended February 28, 2001. The U.S. Aerospace Group’s Machining Division has also improved its gross profit percentage due to increased sales volumes and due to lean manufacturing initiatives. In total the U.S. Aerospace Group’s gross margin percentage increased from negative 18.3% for the nine months ended February 28, 2001, to positive 8.9% for the nine months ended February 28, 2002. The European Aerospace Group’s gross margin percentage increased from 9.8% for the nine months ended February 28, 2001, to 14.7% for the nine months ended February 28, 2002, due to lean manufacturing initiatives and investment in new manufacturing equipment and manufacturing facility upgrades. The U.S. Electronics Group’s overall gross margin percentage increased from 34.0% for the nine months ended February 28, 2001 to 36.0% for the nine months ended February 28, 2002, due to the closure of the Enhanced Displays Division.

Our overall gross margins for the period were negatively affected by non-cash charges related to the down sizing of the Engineering and Fabrication Division and the Enhanced Displays Division. Within the Engineering and Fabrication Division we recognized a non-cash charge of $0.6 million related to inventories in anticipation of the sale of substantially all the remaining Engineering assets that occurred in December of 2001. Within the Enhanced Displays Division we recognized a non-cash charge of $0.5 million related to inventories as a result of the closure of that division. Without theses charges our consolidated gross margin would have been $13.1 million or as a percentage of sales 20.7% for the nine months ended February 28, 2002. We anticipate that our consolidated gross margins as a percentage of sales will be approximately 18 to 22% during the fourth quarter of the current fiscal year.

Inventory turnover, as calculated by dividing annualized sales for the nine months by ending inventory, decreased to 3.9 turns for the nine months ended February 28, 2002 from 4.3 turns for the nine months ended February 28, 2001. The decrease was due to lower average sales volumes without a corresponding decrease in inventory. We expect that our inventory turns will increase in the future.

Operating Expenses. Operating expenses decreased by $36.2 million to $11.5 million for the nine months ended February 28, 2002, from $47.7 million for the nine months ended February 28, 2001. During the nine months ended February 28, 2001 we recognized non-cash charges totaling approximately $32.4 million. The European Aerospace Group recognized a $25.0 million charge to reduce carrying value of goodwill associated with the Group, to net estimated realizable value. The U.S. Aerospace Group recognized a $6.8 million non-cash charge to reduce the carrying value of certain assets to estimated net realizable value. The U.S. Electronic Group’s Display Division we recognized a non-cash charge of approximately $0.6 million to reduce the carrying value of certain assets to estimated net realizable value. Without these charges, operating expenses would have only decreased $3.8 million or, 24.8% to $11.5 million for the nine months ended February 28, 2002 from $15.3 million for the nine months ended February 28, 2001. This decrease was primarily due to the disposition of the U.S. Aerospace Group’s Casting Division and Engineering and Fabrication Division.

Interest Expense. Interest expense increased by $4.5 million, or 65.2%, to $11.4 million for the nine months ended February 28, 2002, from $6.9 million for the nine months ended February 28, 2001. This increase was primarily due to interest associated with our $13.7 million of senior secured notes and accelerated amortization of loan fees associated with our senior secured notes due December 31, 2001.

Other Income (Expense). Other income represents non-operational income and expense for the period ended February 28, 2002, includes a $0.5 million non-cash charge related to disposed equipment that was used in our U.S. Electronics Group’s Enhanced Displays Division offset by approximately $0.2 million gain on the sale of certain assets.

Provision for Income Tax Benefit (Expense). Income tax expense for the nine months ended February 28, 2002 was derived from taxable income in our foreign subsidiaries, no provision or benefit was recorded for U.S. income tax during the six months.

Net Income (Loss). Net loss decreased by $41.9 million, or 78.3%, to a net loss of $11.6 million for the nine months ended February 28, 2002, from a net loss of $53.5 million for the nine months ended February 28, 2001, due to the factors listed above.

Liquidity and Capital Resources

Cash provided by operating activities was $2.7 million during the nine months ended February 28, 2002 compared to cash used in operating activities of $0.6 million during the nine months ended February 28, 2001. The change in cash provided by operating activities was primarily a result of an increase in accrued liabilities, primarily accrued interest. Our future success as a company will depend heavily on our ability to generate cash from operating activities. In March 2002, we completed the exchange portion of our debt restructuring, which will significantly reduce our interest expense in future periods and we have sold or closed our operating divisions that did not generate cash from operating activities. Due to the restructuring of our debt, we anticipate being able to generate positive cash from operations. We are also focusing on other cost reduction initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls.

Cash used in investing activities increased from $1.2 million during the nine months ended February 28, 2001 to $2.0 million during the nine months ended February 28, 2002. This increase was due to investment in manufacturing equipment and manufacturing facility improvements, primarily in our European Aerospace Division. The new manufacturing equipment and facility improvements helped reduced production scrap rates in our casting facilities, which significantly improved our gross margins. We currently do not have any material commitments for capital equipment purchases.

Cash generated from financing activities decreased from $1.2 million during the nine months ended February 28, 2001 to cash used of $0.7 million during the nine months ended February 28, 2002. Cash used in financing activities was primarily used for debt payments during the nine months ended February 28, 2002.

With the acquisition of our European Aerospace Group, whose functional currency is the British Pound Sterling, we translate the activity of our European Aerospace Group into US Dollars on a monthly basis. The balance sheet of the European Aerospace Group is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statement of operations and statement of cash flows we use the weighted average exchange rate for the period. As a result, the value of our assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. We had not entered into any hedging arrangements as of February 28, 2002.

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

Significant Events During The Quarter

Sale of Engineering Assets

In December 2001, we completed the sale of substantially all of the engineering assets of our Engineering and Fabrication Division. Gross proceeds of the sale were $350,000. We had previously sold substantially all of the fabrication assets in May 2001. The sale of the engineering assets completes the divestiture of the U.S. Aerospace Group’s Engineering and Fabrication Division.

Subsequent Events — Capital Restructuring

The Exchange

In connection with the Exchange, the Noteholders exchanged $63.7 million aggregate principal amount of Subordinated Notes, and accrued interest thereon, for: (i) shares of our common stock in an amount sufficient to give the Participating Noteholders a majority of the outstanding common stock of the Company; (ii) shares of our Preferred Stock, which will be automatically converted into our common stock upon an increase in our authorized common stock, and (iii) approximately $15 million of PIK Notes. By virtue of their common stock and Preferred Stock received in the Exchange, the Noteholders now beneficially own approximately 97.5% of our outstanding shares of common stock on a fully-diluted, as-converted basis. Upon consummation of the Exchange and conversion of the Preferred Stock in full, the Noteholders will beneficially own approximately 97.5% of the outstanding shares of our common stock on a fully-diluted basis, as well as the PIK Notes. The terms of the Exchange are set forth in the Exchange Agreement.

The Series C Convertible Preferred Stock will be automatically converted (the “Automatic Conversion”) into that number of shares of our common stock which, when added to the shares of common stock previously distributed to the Noteholders in the Exchange, would equal approximately 97.5% of the outstanding shares of our common stock on a fully-diluted basis. The Automatic Conversion of the Preferred Stock into common stock will take place immediately following shareholder approval of an increase in the number of authorized shares of common stock to an amount sufficient to effect the conversion of the Preferred Stock in full. We have filed a preliminary proxy with the Commission regarding the vote to increase our authorized common stock and expect to hold a meeting for the approval of such increase as soon as possible following receipt of clearance from the Commission to do so. Votes to approve the increase in the number of our authorized shares of common stock will be solicited only pursuant to such proxy statement. We expect nearly all of the Participating Noteholders to vote in favor of the increase in our authorized common stock. The Participating Noteholders hold a sufficient number of votes to approve the increase in our authorized common stock. Until the Automatic Conversion occurs, however, the Preferred Stock will have an aggregate liquidation preference equal to $45 million and will have a cumulative dividend rate of 10% per annum, which will automatically increase to 14% per annum if the Automatic Conversion has not occurred on or before June 1, 2002. The Preferred Stock will rank senior to all other classes of our capital stock as to liquidation and distributions. In addition, the Preferred Stock is entitled to vote with the common stock on all matters brought before the holders of common stock for approval (other than as required by law) and will be entitled to that number of votes equal to the number of shares of common stock into which the Preferred Stock is then convertible.

The Preferred Stock also entitled the Participating Noteholders to appoint all five members of our board of directors. The Participating Noteholders have agreed that one member of the Board of Directors will continue to be our Chief Executive Officer. Following the Automatic Conversion, the Noteholders will be able to elect all five members of the Board of Directors by virtue of their common stock holdings. The Participating Noteholders have agreed to allocate directors among themselves in accordance with the terms of the Exchange Agreement.

We also anticipate effecting a reverse stock split in order to reduce the number of shares of common stock outstanding after completion of the Automatic Conversion. In our preliminary proxy currently on file with the Commission, we have included a request for shareholder approval of the reverse stock split and we expect to request shareholders vote on the reverse stock split as soon as possible following receipt of clearance from the Commission to do so.

The PIK Notes will bear interest at a rate of 10% per annum, which will increase to 14% per annum if the Automatic Conversion has not occurred on or before June 1, 2002. Interest on the PIK Notes will be payable semi-annually only in additional PIK Notes. The PIK Notes will mature in November 2007, but we may pay off or otherwise redeem the PIK Notes in full or in part at any time prior to the maturity date without penalty. The PIK Notes will be unsecured senior subordinated obligations of Pacific Aerospace. The PIK Notes will rank junior to all of our senior debt.

The New Senior Notes

In connection with the Exchange, we also issued the New Senior Notes. The New Senior Notes were issued at a discount so that the proceeds of the New Senior Notes totaled approximately $22.0 million. We used the proceeds from the sale of the New Senior Notes to repay our old 21% senior secured loan, and will use the remaining proceeds to pay expenses incurred in connection with the issuance of our restructuring, and for working capital. The maturity date of the New Senior Notes is May 1, 2007. The New Senior Notes were issued at an original issue discount equal to $61.11 for every $100.00 in face amount of the notes and the New Senior Notes will accrete in value through their maturity date from $22.0 million on the date of issuance to $36.0 million at maturity. We will pay interest at an annual rate of 5% on the full face amount of the New Senior Notes and we will make interest payments on those notes semi-annually on May 1 and November 1 of each year, beginning May 1, 2002.

The New Senior Notes are senior secured obligations of Pacific Aerospace and will rank senior in right of payment to all our existing and future subordinated indebtedness and equal in right of payment with all of our existing and future senior indebtedness. Because the New Senior Notes will be secured by our assets, they are effectively senior to all of our future unsecured senior indebtedness and unsecured trade credit. The New Senior Notes are secured by a lien on substantially all of our assets and our U.S. subsidiaries, subject to certain permitted other liens. In addition, the New Senior Notes are also secured by a pledge of the issued and outstanding capital stock of our U.S. subsidiaries. The New Senior Notes are unconditionally guaranteed by each of our U.S. subsidiaries. After the date of issuance, we will have the right to prepay all or some of the New Senior Notes in cash at a premium that will decrease ratably over time from 104% to 100% of the accreted principal amount, plus accrued and unpaid interest. Upon the occurrence of a Change of Control, each holder of New Senior Notes will have the right to require us to repurchase all or any part of such holder’s New Senior Notes at an offer price in cash equal to the then outstanding accreted principal amount of the New Senior Notes, together with any accrued and unpaid interest and a premium that will decrease ratably over time from 104% to 100% of the accreted principal amount. We will also be required to prepay the New Senior Notes, together with accrued interest and a premium that will decrease over time from 104% to 100% of the accreted principal amount with (a) the net proceeds from non-ordinary course asset sales, (b) the net proceeds from sale or issuance of capital stock or stock equivalents, and (c) insurance receipts or other casualty event proceeds to the extent we fail to reinvest such proceeds in our business. Each holder of New Senior Notes will have the right to require us to repurchase the aggregate principal amount of their notes equal to the excess cash flow of the Company (as defined in the agreement governing the New Senior Notes), if any, after completion of each fiscal year end at respective purchase prices indicated above.

New Accounting Pronouncements

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

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Overtime, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We will be required to adopt this statement no later than June 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. We will be required to adopt this statement no later than June 1, 2002. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate and variable rates. Our fixed-rate debt obligations are generally not callable until maturity and therefore market fluctuations in interest rates will not affect our earnings for the period. Our variable rate debt obligations represent approximately 2% of our total debt obligations. Based upon these facts, we do not consider the market risk exposure for interest rates to be material. The fair value of such instruments approximates their face value.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in foreign currencies. Since approximately 50% of our transactions are conducted in foreign currency, the exchange rate risk could be material. During the nine months ended February 28, 2002, we incurred a foreign currency translation loss of $81,000. We have not entered into any hedging activity as of February 28, 2002.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At February 28, 2002, we had purchase commitments for raw materials aggregating approximately $0.4 million. This amount relates to a titanium supply agreement with a fixed price.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is involved in legal proceedings relating to claims arising out of operations in the normal course of business. We are not aware of any material legal proceedings pending or threatened against the Company or any of its properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  None.

(b)  Dividend Payment Restrictions.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund the operations, and we do not anticipate paying dividends on our common stock in the foreseeable future. The agreement governing the New Senior Notes and the indenture governing our PIK Notes restrict our ability to pay dividends.

(c)  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We did not make a semi-annual interest payment of approximately $3.6 million on our Subordinated Notes that was due on August 1, 2001, and were not able to make that payment within the 30-day grace period that expired on August 31, 2001. As a result, an event of default occurred under the Subordinated Notes. We also failed to make a semi-annual interest payment of approximately $3.6 million that was due on February 1, 2002 on our Subordinated Notes. In addition to the cross defaults that resulted under our then existing senior secured loan agreement from the foregoing defaults on our Subordinated Notes, we did not make a quarterly interest payment of approximately $618,000 that was due on our 21% senior secured loan (the “Senior Debt”) on September 30, 2001. We also failed to repay in full the Senior Debt at its maturity on December 31, 2001. As a result of these defaults, an event of default also occurred under the Senior Debt.

Notwithstanding the foregoing, in March 2002, we completed the exchange portion of our capital restructuring. In connection with the Exchange Agreement with the Participating Noteholders, we exchanged all $63.7 million aggregate principal amount of our Subordinated Notes, together with accrued interest thereon, for shares of our common stock, shares of our Preferred Stock and approximately $15.0 million in aggregate principal amount of PIK Notes. The Preferred Stock will automatically convert into common stock following shareholder approval of an increase in the number of our authorized shares of common stock. We have filed a preliminary proxy statement with the Commission regarding the vote to increase our authorized common stock, among other matters, and expect to hold a meeting for the approval of such increase as soon as possible following receipt of clearance from the Commission to do so. Votes to approve the increase in the number of our authorized shares of common stock will be solicited only pursuant to such proxy statement. The shareholder meeting to approve that amendment is tentatively scheduled for June 2002, and shareholders should review the proxy materials provided in anticipation of that meeting before deciding how to vote their shares on the amendment. However, pursuant to the Exchange, the Participating Noteholders now hold a majority of our outstanding common stock. In addition, we expect nearly all of the Participating Noteholders to vote their shares in favor of the amendment; accordingly, we anticipate that the amendment will be approved and that all of the Preferred Stock will be converted to common stock. By virtue of their common stock and Preferred Stock received in the Exchange, the Noteholders now beneficially own approximately 97.5% of our outstanding shares of common stock on a fully-diluted, as-converted basis. In connection with the Exchange, our Board of Directors was reconstituted to consist of five directors, all of whom are designated by the Participating Noteholders. Donald A. Wright, our President and Chief Executive Officer, will remain a member of our Board.

In addition to consummating the Exchange, we also issued New Senior Notes. The New Senior Notes were issued at a discount and will bear interest at 5% per annum. The principal amount of the New Senior Notes will accrete through May 1, 2007 to $36.0 million. We may redeem the New Senior Notes in full or in part at any time prior to their maturity date at a premium over the accreted value of the New Senior Notes, which premium declines over time. The net proceeds from the sale of the New Senior Notes totaled approximately $22.0 million, which we used, in part, to pay off our old 21% senior secured loan. The remaining proceeds of the New Senior Notes will be used for working capital, to pay the fees and costs of the restructuring and for other general corporate purposes. We expect that the restructuring will result in significantly reduced interest expense in the future, and will substantially lower our required cash interest payments.

In addition to the foregoing, we were notified by one of our secured lenders that we are not in compliance with certain covenants of loans that are secured by a deed of trust on our headquarters building and other assets. Pursuant to a forbearance agreement dated March 15, 2002, our secured lender will forbear from declaring covenant defaults until such time as we regain compliance (thereby curing such covenant violations) or May 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number	Description

3.1	Articles of Incorporation of Skagit Engineering & Manufacturing, Inc.

3.2	Bylaws of Skagit Engineering & Manufacturing, Inc., as amended.

3.3	Articles of Amendment of Pacific Aerospace & Electronic, Inc. filed March 19, 2002. (1)

3.4	Designation of Rights and Preferences for Series C Convertible Preferred Stock of Pacific Aerospace & Electronics, Inc. (1)

4.1	Indenture dated as of March 19, 2002, among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc., each as guarantors, and U.S. Bank National Association. (1)

10.1	Termination and Severance Agreement of Sheryl A. Symonds dated October 31, 2001.

10.2	Termination and Severance Agreement of Werner Hafelfinger dated February 27, 2002.

10.3	Settlement Agreement with Herman Jones dated February 28, 2002.

10.4	Consent executed by KeyBank National Association in favor of the Company and Pacific Coast Technologies, Inc. dated as of March 18, 2002. (1)

Exhibit
Number	Description

10.5	Forbearance Agreement executed by KeyBank National Association in favor of the Company dated as of March 15, 2002. (1)

10.6	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Headquarters building— 430 Olds Station Road). (1)

10.7	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Bonded Metals Division— 2249 Diamond Point Road, Sequim WA). (1)

10.8	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Cashmere Warehouse— 209 Mission Street, Cashmere, WA).(1)

10.9	Employment Agreement by and between Donald A. Wright and Pacific Aerospace & Electronics, Inc. dated March 19, 2002. (1)

10.10	Note Purchase Agreement by and among Pacific Aerospace & Electronics, Inc., the Initial Purchaser and First Union National Bank dated as of March 19, 2002. (1)

10.11	5.0% Senior Secured Note due May 1, 2007. (1)

10.12	Subsidiary Guaranty Agreement dated March 25, 2002, executed by Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., and Skagit Engineering & Manufacturing, Inc., in favor of the holders of 5% senior secured notes due 2007 and First Union National Bank, as Collateral Agent. (1)

10.13	Security Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., and First Union National Bank, as Collateral Agent. (1)

10.14	Stock Pledge Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., PA&E International, Inc. and First Union National Bank, as collateral agent. (1)

10.15	Exchange Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. and certain holders of the Company’s 11 1/4% Senior Subordinated Notes due 2005, dated as of March 19, 2002. (1)

10.16	Global 10% Senior Subordinated Pay-In-Kind Note due 2007. (1)

10.17	Subsidiary Guarantee dated March 19, 2002 executed by Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. in favor of the holders of 10% Senior Subordinated Pay-In-Kind notes due 2007. (1)

10.18	Conversion Adjustment Agreement dated as of March 19, 2002, by and among Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., GSC Recovery II, L.P., Alliance Capital Management L.P., M.W. Post Advisory Group L.L.C., William E. Simon & Sons Special Situation Partners II, L.P. and HBK Master Fund L.P. (1)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

b. Reports on Form 8-K.

     (i)  The Company filed a Current Report on Form 8-K on February 4, 2002, reporting its change in Certifying Accountant. The Company dismissed KPMG LLP and engaged Arthur Andersen LLP. The Company also reported the appointment of Charles A. Miracle as V.P. Finance and Chief Financial Officer.

     (ii)  The Company filed a Current Report on Form 8-K on February 7, 2002, reporting that it had entered into an amended lock-up agreement regarding a proposed restructuring of the Company’s debt and equity.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2002	PACIFIC AEROSPACE & ELECTRONICS, INC. /s/ Donald A. Wright Donald A. Wright President and Chief Executive Officer (Principal Executive Officer)

Date: April 12, 2002	/s/ Charles A. Miracle Charles A. Miracle Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

     The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number	Description

3.1	Articles of Incorporation of Skagit Engineering & Manufacturing, Inc.

3.2	Bylaws of Skagit Engineering & Manufacturing, Inc., as amended.

3.3	Articles of Amendment of Pacific Aerospace & Electronic, Inc. filed March 19, 2002. (1)

3.4	Designation of Rights and Preferences for Series C Convertible Preferred Stock of Pacific Aerospace & Electronics, Inc. (1)

4.1	Indenture dated as of March 19, 2002, among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc., each as guarantors, and U.S. Bank National Association. (1)

10.1	Termination and Severance Agreement of Sheryl A. Symonds dated October 31, 2001.

10.2	Termination and Severance Agreement of Werner Hafelfinger dated February 27, 2002.

10.3	Settlement Agreement with Herman Jones dated February 28, 2002.

10.4	Consent executed by KeyBank National Association in favor of the Company and Pacific Coast Technologies, Inc. dated as of March 18, 2002. (1)

10.5	Forbearance Agreement executed by KeyBank National Association in favor of the Company dated as of March 15, 2002. (1)

10.6	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Headquarters building— 430 Olds Station Road). (1)

10.7	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Bonded Metals Division— 2249 Diamond Point Road, Sequim WA). (1)

10.8	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Cashmere Warehouse— 209 Mission Street, Cashmere, WA).(1)

10.9	Employment Agreement by and between Donald A. Wright and Pacific Aerospace & Electronics, Inc. dated March 19, 2002. (1)

10.10	Note Purchase Agreement by and among Pacific Aerospace & Electronics, Inc., the Initial Purchaser and First Union National Bank dated as of March 19, 2002. (1)

10.11	5.0% Senior Secured Note due May 1, 2007. (1)

10.12	Subsidiary Guaranty Agreement dated March 25, 2002, executed by Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., and Skagit Engineering & Manufacturing, Inc., in favor of the holders of 5% senior secured notes due 2007 and First Union National Bank, as Collateral Agent. (1)

10.13	Security Agreement dated as of March 25, 2002, by and among Pacific Aerospace &

Exhibit
Number	Description

Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., and First Union National Bank, as Collateral Agent. (1)

10.14	Stock Pledge Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., PA&E International, Inc. and First Union National Bank, as collateral agent. (1)

10.15	Exchange Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. and certain holders of the Company’s 111/4% Senior Subordinated Notes due 2005, dated as of March 19, 2002. (1)

10.16	Global 10% Senior Subordinated Pay-In-Kind Note due 2007. (1)

10.17	Subsidiary Guarantee dated March 19, 2002 executed by Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. in favor of the holders of 10% Senior Subordinated Pay-In-Kind notes due 2007. (1)

10.18	Conversion Adjustment Agreement dated as of March 19, 2002, by and among Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., GSC Recovery II, L.P., Alliance Capital Management L.P., M.W. Post Advisory Group L.L.C., William E. Simon & Sons Special Situation Partners II, L.P. and HBK Master Fund L.P. (1)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.