Form 10-K/A
period 2001-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2002-07-15
CIK 790023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 4 to Form 10-K/A)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-26088

PACIFIC AEROSPACE & ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1744587 (I.R.S. Employer Identification No.)

430 Olds Station Road, Third Floor Wenatchee, Washington (Address of principal executive offices)	98801 (Zip Code)

Registrant’s telephone number, including area code: (509) 667-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of class)

Common Stock Purchase Warrants
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

State the aggregate market value of the voting stock held by non-affiliates, based on the closing price for the registrant’s common stock on the Nasdaq National Market System, as of August 10, 2001: approximately $4,592,180.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of August 27, 2001: common stock, $.001 par value: 39,315,309 shares.

Documents Incorporated by Reference: None

Explanation for Amendment

This Form 10-K/A amends in full the registrant’s Form 10-K/A for the fiscal year ended May 31, 2001 (the “2001 Form 10-K”) and supercedes all other amendments to the 2001 Form 10-K. This Form 10-K/A includes a revised report of the registrant’s independent public accountants containing such accountant’s opinion on the registrant’s audited financial statements for the year ended May 31, 2001 (the “2001 Financials”). Additionally, a new footnote regarding subsequent events relating to the registrant has also been included in the notes accompanying the 2001 Financials, and the references to the initial disclaimer of opinion of the registrant’s independent public accountants have been amended throughout to reflect the revised report and opinion of the registrant’s independent public accountants.

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

Pacific Aerospace has struggled financially since late 1998, when the commercial airplane industry suffered a downturn at approximately the same time that we incurred high-cost, high-yield debt to finance the acquisition of our European Aerospace Group. We reported a net loss of $75,720,000 for our fiscal year ended May 31, 2001. This followed net losses of $13,049,000 and $12,869,000 for our fiscal years ended May 31, 2000 and May 31, 1999, respectively. Approximately $53.8 million of the net loss reported for fiscal 2001 related to non-cash impairment charges and a write-off of deferred tax assets. As of May 31, 2001, we had approximately $64 million in principal amount of 11¼% senior subordinated notes and approximately $13.7 million in principal amount of 18% senior secured debt outstanding.

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

In March 2001, we announced a plan to restructure our operations by shrinking our aerospace business through downsizing and divestiture of non-core, low-margin and unprofitable business units. We have been implementing this plan to streamline our operations and focus our attention and resources on growing our technology-based electronics businesses. As part of this plan, we closed the fabrication operations of our U.S. Aerospace Group’s Engineering & Fabrication Division in Sedro-Woolley, Washington, in April 2001 and sold the assets related to those operations in May 2001. In addition, we shut down the Tacoma, Washington, operations of our U.S. Aerospace Group’s Casting Division in November 2000 and sold the assets of the division’s Entiat operation in June 2001. We also sold the relay business of our U.S. Electronics Group’s Display Division in March 2001.

On August 1, 2001, we announced that we did not make an approximately $3.6 million interest payment on our 11¼% senior subordinated notes that was due on that date. Under the indenture governing the 11¼% senior subordinated notes, the Company has a 30-day grace period in which to make the interest payment before an event of default occurs. We will not be able to make the payment before expiration of the 30-day grace period on August 31, 2001. We are currently in negotiations with the holders of approximately 98% of the 11¼% senior subordinated notes regarding a possible restructuring of the Company’s debt and equity structure.

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

In March 2001, we announced a plan to restructure our operations by shrinking our aerospace business through downsizing and divestiture of non-core low-margin and unprofitable business units. We intend to streamline our operations and focus our attention and resources on growing our technology-based electronics businesses. As part of this plan, we closed our fabrication operations in Sedro-Woolley, Washington in April 2001 and sold the assets related to those operations in May 2001. In addition, we sold the relay business of our U.S. Electronics Group’s Display Division in March 2001, and we sold the assets of our U.S. Aerospace Group’s Casting Division in June 2001. We have also announced our intention to sell our European Aerospace Group.

This Annual Report on Form 10-K relates to the fiscal year ended May 31, 2001. The description of the Company’s business in this report focuses on the operations as they were organized during most of 2001.

		Location as of
	Year Acquired	May 31, 2001	Recent Changes

U.S. ELECTRONICS GROUP
Interconnect Division	1990 and 1998	Wenatchee, Washington	N/A
Filter Division	1995	Wenatchee, Washington	N/A
Bonded Metals Division	1997	Sequim, Washington	N/A
Display Division	1998	Vancouver, Washington	Being moved to Wenatchee, Washington; target completion date 8/31/01. Assets of relay business sold in March 2001.
Applied Technology Division	N/A*	Wenatchee, Washington	N/A
U.S. AEROSPACE GROUP
Casting Division	1995 and 1998	Entiat, Washington and Tacoma, Washington	Entiat assets sold in June 2001. Tacoma foundry shut down in November 2000.
Machining Division	1994 and 1995	Wenatchee, Washington	N/A
Engineering & Fabrication Division	1999 and 2000	Sedro-Woolley, Washington and Edmonds, Washington	Sedro-Woolley operations closed in April 2001 and assets sold in May 2001.
EUROPEAN AEROSPACE GROUP
Casting Division	1998	Sittingbourne, England Rochester, England and Worcester, England	N/A
Forming Division	1998	Welwyn Garden City, England and Birmingham, England	N/A

*	We formed the Applied Technology Division through internal expansion in fiscal 2000.

Business Strengths

Significant Customer Base

We have a strong, diverse international customer base, which includes many of the world’s leading companies. Our customers over the past year have included companies such as: Advanced Bionics Corporation, Aeronautical Macchi Manufacturing Corporation (“Aermacchi”), Agilent Technologies, Inc., BAE SYSTEMS plc (“BAE Systems”), Goodrich Corporation’s Aerostructures Group (“Goodrich”, formerly known as BFGoodrich Company), The Boeing Company (“Boeing”), European Aeronautic Defence and Space Company N.V. (“EADS”), GKN Westland Aerospace, Inc. (“GKN Westland”), Honeywell International Inc. Lockheed Martin Corporation, Northern Telecom Ltd. (“Northern Telecom”), Vought Aircraft Industries, Inc. (“Vought”, formerly Northrup Grumman Corporation’s commercial aerostructures group), Paccar Inc. (“PACCAR”), Parker Hannifan Corporation, Raytheon Company (“Raytheon”), Rolls-Royce plc (“Rolls-Royce”), and TRW Inc.

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

Strong Position in Major Aerospace and Defense Programs

We supply components, parts and assembly tooling to Boeing for each of Boeing’s 737, 747, 757, 767 and 777 commercial aircraft construction programs and to members of the Airbus consortium for Airbus’ A300/310, A318-A321 and A330/340 commercial aircraft construction programs. In addition, we participate in major defense and military aircraft programs in the U.S. and Europe.

Strong Technology Position

We utilize specialized manufacturing techniques, advanced materials science, integrated design, process engineering, and proprietary technologies or processes in the design and manufacture of our products. Our U.S. Electronics Group alone owns 23 U.S. patents and has applied for two additional U.S. patents, and uses a combination of patented technology, trade secrets and other proprietary technology in the manufacture of state-of-the-art electronic components and packages. Our U.S. Aerospace Group has a broad base of expertise in precision machining. The group’s Engineering & Fabrication Division employs a sophisticated group of professional engineers, who specialize in turn-key design and build, machine designs, engineering research and development, and total system engineering. Our European Aerospace Group has specialized expertise in casting aluminum and magnesium products using sand and investment casting techniques and its licensed “Sophia Process” casting technology. The group also has expertise in superplastic forming of titanium sheet and stretch forming of aluminum sheet. We are continually working to develop new proprietary technologies, and, in addition to the numerous patents that we own or have pending, we maintain an ongoing program of evaluating and protecting our proprietary rights and processes.

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

Enhance Sales and Marketing Functions

During the 2001 fiscal year, we evaluated our sales and marketing systems and performance and determined that changes were required to be able to successfully accomplish our goals. As a result of this reevaluation, we have eliminated our centralized marketing department and refocused each of our divisions on sales and marketing. We coordinate the divisions’ efforts through regular meetings to ensure that we have the capability to combine the technologies and manufacturing abilities of our different divisions to meet our customers’ needs for more complete systems.

Offer Complete Solutions

At the same time, we have continued to vertically integrate our manufacturing processes, with the goal of improving operating efficiencies and increasing profit margins. A key component of this strategy is to use our expertise in advanced materials science and in the manufacture and assembly of precision products to identify new products, services, technologies and markets and to provide customers with total solutions, from design to assembly. Commercial aircraft manufacturers, defense contractors, and leading manufacturers in other industries are continuing to move toward purchasing from a smaller number of suppliers that can supply more integrated systems and pre-assembled parts. By producing products that integrate our various areas of expertise, we hope to improve profit margins and position the Company to capture a larger share of our customers’ total product requirements.

Diversify Customer Base

We believe that two keys to our long-term success will be diversification of our customer base and expansion of our proprietary technologies into new markets. We have always believed that our proprietary technologies give us advantages that many of our competitors do not have. We do not just make parts based on a drawing — we are able to provide design, modeling and prototyping services to our customers, as well. To further these efforts, we formed our Applied Technology Division in fiscal 2000. At the same time that our older divisions, such as the Machining Division, have been expanding outside their historical roles into new industries, the Applied Technology Division has been exploring opportunities to supply components to industries such as the fuel cell and advanced medical products industries. As a result of these efforts, we plan not only to reduce our reliance on the cyclical aerospace industry, but also to become an important part of emerging industries.

Industry Overview

Aerospace

Since 1998, previously favorable trends in the commercial aerospace industry have been tempered by the Asian financial crisis, efforts by airlines and airplane manufacturers to reduce costs, and other events, but industry analysts and aircraft manufacturers still expect overall growth in air traffic patterns and the demand for new aircraft.

Demand for aerospace components is closely related to delivery and use rates for commercial aircraft. Delivery and use rates are in turn directly related to the actual and projected volume of passenger and freight traffic, average aircraft age, and global fleet size. According to the Boeing 1998 Current Market Outlook, world air traffic grew 6% from 1996 to 1997, following a 7% increase in the previous year. However, the Boeing 1999 Current Market Outlook reported that air travel in 1998 varied from the trend, particularly because of decreases in Asian air traffic. In 1999, Boeing revised its estimate for the growth rate of world air travel over the next ten years to a rate of approximately 4.7% per year. In Boeing’s 2001 Current Market Outlook, Boeing estimated growth rate of world air travel over the next 20 years will be approximately 4.7% per year. Airbus forecasts a similar growth rate, of 4.9% per year. Boeing has also projected that the world jet fleet will grow to 32,955 passenger and cargo jets in 2020 and that the total market potential for new commercial airplanes between 2001 and 2020 is 23,460 airplanes.

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

Aircraft manufacturers and defense contractors have increasingly become product designers and assemblers rather than vertically integrated manufacturers. As a result, these manufacturers are outsourcing component manufacturing to independent suppliers, seeking to benefit from an independent supplier’s lower cost structure and specialized manufacturing knowledge. Suppliers that demonstrate an ability to effectively deliver a high quality product on the required delivery schedule at a reasonable cost will benefit from this shift. In addition, commercial aircraft manufacturers are tending, and defense contractors are being strongly encouraged by the U.S. Department of Defense, to purchase from suppliers that can supply more integrated systems and pre-assembled parts. These shifts are leading to a consolidation in the supply base. Certain segments of the aerospace supply base are already consolidated, such as engines, avionics and landing gears. Other segments, however, including structural components and electronics, remain fragmented. The Company believes that this trend toward consolidation presents an opportunity for suppliers with the financial and management resources to meet their customers’ needs.

Electronics

The electronics industry is enjoying growth in the Company’s specific sectors, and researchers expect the sector to continue to grow through at least 2004. Growth in the high reliability electronics industry has been fueled by several factors, including the rapid pace of technological advancement and development of new satellite and telecommunications products. The growth in demand by these sophisticated customers has induced manufacturers to create more complex designs of lighter, more efficient configurations and higher levels of performance. Additionally, international demand for advanced electronics components is growing rapidly as these new developments enter the arena of available solutions.

The electronics industry is experiencing a dynamic period of mergers and acquisitions, with BAE Systems buying a Lockheed Martin Sanders division, Raytheon acquiring Hughes divisions, Northrop Grumman purchasing Litton Guidance & Controls, and DRS purchasing Texas Instruments divisions, to list a few. Each of these transactions offered the Company new opportunities to experience expanded positive exposure within our technology niche. Many of these industry leaders are involved with the Company in multi-year programs that we expect to continue for several years. When balanced against the recent slowdown and significant reductions in the telecommunications industry, we expect these opportunities to result in modest growth in the Company’s U.S. Electronics Group.

Products, Processes and Markets

Our products, manufacturing processes and markets in fiscal 2001, and the industry segments in which we operated during fiscal 2001, are summarized below. As noted, we have experienced some changes since the latter part of fiscal 2001. We sold the relay business of the U.S. Electronics Group’s Display Division in March 2001. We shut down the Tacoma operations of the U.S. Aerospace Group’s Casting Division in November 2000 and sold the assets of its Entiat operations in June 2001. In addition, we shut down the fabrication operations of the U.S. Aerospace Group’s Engineering & Fabrication Division in April 2001, and sold its assets in May 2001.

For financial information about operational segments and geographic areas, see “Notes to Consolidated Financial Statements — Note 5” in the Company’s consolidated financial statements for May 31, 2001.

Segment	Group	Division	Manufacturing Processes	Sample Products

ELECTRONICS	U.S. Electronics	Interconnect	Design and manufacture	Electronic connectors, packages and assemblies with ceramic and glass hermetic seals

		Filter	Design and manufacture	Ceramic discoidal electromagnetic filters and capacitors

		Bonded Metals	Explosive bonding and forming of dissimilar metals	Metallurgically welded metals for use in electronic connectors and assemblies

		Display	Design and manufacture	Sunlight readable displays; EMI filters; ruggedized displays; relays and solenoids (Relay operations sold in March 2001)

		Applied Technology	Design and manufacture	Medical product components; fuel cell components

AEROSPACE	U.S. Aerospace	Casting (Tacoma foundry shut down in November 2000) (Entiat assets sold in June 2001)	Sand; lost foam; and permanent mold casting	Aircraft and truck parts

		Machining	Precision machining and assembly	Aircraft parts; medical products; industrial products

Segment	Group	Division	Manufacturing Processes	Sample Products

		Engineering & Fabrication (Fabrication operations shut down in April 2001; assets sold in May 2001)	Design; metal fabrication	Tooling and structures for aircraft manufacture; aviation tool design; factory integration and automation; aircraft flight structure design

	European Aerospace	Forming	Hot and superplastic titanium forming; cold stretch aluminum forming	Jet engine bulkhead components; airframe and engine details; aircraft skin panels; leading edges

	(Currently for sale)	Casting	Sand casting; investment casting; Sophia casting; machining	Aircraft parts; aircraft engine parts; high performance motorsport engine and gearbox parts

The following chart shows the percentage of total revenue from each division for the past three fiscal years.

			Years Ended May 31,

Segment	Group	Division	1999	2000	2001

ELECTRONICS	U.S. Electronics	Interconnect	13.30%	12.80%	14.50%

		Filter	*	*	*

		Bonded Metals	*	*	*

		Display	*	*	*

		Applied Technology	N/A	*	*

			Years Ended May 31,

Segment	Group	Division	1999	2000	2001

AEROSPACE	U.S. Aerospace	Casting	12.60%	12.80%	*

		Machining	16.30%	*	11.10%

		Engineering & Fabrication	N/A	*	*

	European Aerospace	Forming	25.10%	24.90%	21.50%

		Casting	24.10%	25.60%	25.70%

*	Less than 10%

U.S. Electronics Group

Our U.S. Electronics Group develops, designs and produces a diverse array of components, ranging from tiny implantable medical devices to aircraft cockpit displays and huge components for the Space Shuttle main engine. Virtually all of our products are created to withstand the rigors of some hostile environment. Inter-divisional synergy is very important to the U.S. Electronics Group, as it permits us to develop and produce unique products and technologies. For example, the patented application of the group’s Bonded Metals Division is at the very heart of the Interconnect Division’s lightweight hermetic technology.

     Interconnect Division

In Wenatchee, Washington, our Interconnect Division designs and produces lightweight, hermetically sealed electronics housings and components for the space, medical, energy and military markets. Utilizing proprietary sealants such as our Kryoflex® ceramic and other patented and proprietary technologies, the division is known as a supplier of some of the most durable products on the market today. Applications include many high profile projects, such as the International Space Station, the Javelin Missile, the Longbow Missile, the F-15, F-18 and F-22 current production military aircraft, the THAD Missile and the Joint Strike Fighter aircraft.

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

The “state of the art” machining capability within the Wenatchee facility allows us to comply with the very precise tolerances (up to 1/10,000 inch) needed for the production of satellite, avionics and missile components. When combined with the application of our proprietary Kryoflex® ceramic sealant, this capability allows the Company to produce extremely rugged electronic connectors for applications such as the oil industry where “down hole” temperatures exceed 400 degrees Fahrenheit and pressures exceed 30,000 pounds per square inch. Kryoflex® is available in several formulations that are selected according to the materials to be joined and conditions to be endured.

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

     Filter Division

Our U.S. Electronics Group’s Filter Division designs and manufactures very small, specialized multilayer discoidal (round) ceramic capacitors and EMI (electro-magnetic interference) filters for the electronics industry. Traditionally specializing in high reliability devices for the military and aerospace industries, the Filter Division has enjoyed significant recent success in the telecommunications industry as well. During the past year, the Filter Division has released to market a series of high current EMI filters that represent the smallest 25, 50 and 100 amp EMI filters available on the market today. This is a significant advantage to power applications requiring high current and high package density. The Filter Division is also producing components for the heart pacer industry. During the past year, we have made significant progress in the area of labor reducing automation. Fully automatic testing stations and computerized numerical control (“CNC”) turning stations are in use in our facility today due to this in house development. This division also produces some very specialized filter components for use by the Interconnect Division. The division has received a number of military and industry qualification ratings. The division also holds a certificate of registration to the ISO 9001 standard and a compliance certificate to the AS 9000 standard.

     Bonded Metals Division

Our U.S. Electronics Group’s Bonded Metals Division, located in Sequim, Washington, produces a wide variety of explosively bonded dissimilar metals, as well as other complex metal forms and conditions. Applications of this explosively bonded technology range from components for surgical instruments, such as endoscopes, to “sputtering targets” utilized for vapor deposition of exotic metals onto critical surfaces such as semiconductor devices, to mirrors for medical or spacecraft uses. One major application for these products is in the marine field, where they provide a solution to the ageless problem of galvanic corrosion. The Bonded Metals Division utilizes explosive metal forming to produce components for jet aircraft engines, rocket nozzle components for the Space Shuttle, and complex aircraft chassis components. The Bonded Metals Division is the only known U.S. source for explosive metal forming at this time. Shock hardening (a type of work hardening) of metals is another important product of the Bonded Metals Division. Products include railroad intersection components that are hardened to extend their service life and cutting teeth for tunnel boring machines. Future plans for this division include moving operations to the Wenatchee area to capitalize on the consolidation of services. We currently plan to proceed with this relocation process as soon as an acceptable remote blast site is located and secured.

     Display Division

Flat Panel Displays. The Display Division designs and manufactures enhancements for liquid crystal displays (LCDs) intended for use in a wide variety of hostile environments. Enhancement features include optical filters to minimize the effect of high ambient light sources, such as direct sunlight, for improved contrast, EMI filters to protect sensitive electronic instruments from unwanted electrical interference, and vandal shields to protect the LCD itself from physical abuse. Other options include heater elements for low temperature applications (up to -40 Celsius), touch sensors, and high efficiency backlights. Filter elements and vandal shields consisting of special technical grade glasses are very carefully bonded directly to the LCD with characteristically matched and selected epoxies. Applications for these complex total solution enhancements include such harsh environments as aircraft cockpit displays, in-flight entertainment systems, air traffic control towers, all weather outdoor kiosks, emergency vehicles, medical instruments, commercial trucking, and marine GPS (global positioning satellite) receiver units. The Display Division has been selected to be a strategic “value added partner” with NEC Electronics, Inc., a world leader in display technology. This is a very prestigious relationship in the LCD community. The division’s operations are compliant with ISO9002 and AS9000 quality systems.

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

U.S. Aerospace Group

     Machining Division

Our U.S. Aerospace Group’s Machining Division operates a precision machine shop in Wenatchee, Washington that produces precision machined components, structural parts and assemblies principally from aluminum, titanium, stainless steel and explosively bonded metals. The Machining Division manufactures machined and sheet metal parts and assemblies that are used for primary and secondary flight components within aircraft. The division uses CNC machining cells to manufacture particularly complex components and assembly housings and also provides value-added services, such as painting and electroplating. The division builds its machined products either to customer specifications or according to an engineering and tooling design developed by the division to suit a customer’s particular need. The division is directly linked by computer to Boeing to allow immediate access to the drawings for Boeing parts. The division inspects and tests its machined products at various stages of production using non-

destructive methods such as X-ray, ultra-sound, manual and computerized measuring instruments, eddy current, and dyes before the products are passed for shipment to the customer. The division often supplies its precision machined parts on a “just in time to point of use” basis.

The Machining Division has historically supplied nearly all of its products to the commercial aerospace and defense industries. However, the division’s sales and profitability are affected significantly by fluctuations in the aerospace industry. As a result, we believe it is important to reduce the division’s dependence on aerospace work. During fiscal 2001, the Machining Division began targeting and receiving orders from other industries that have a need for high technology precision machining, such as the medical and semiconductor equipment industries. We are continuing to look for ways to offer our capabilities to leaders in these new markets.

The division’s operations are DI-9000A Boeing approved. The division has also been audited and has received its certificate of registration to the ISO 9002 standard and has received its compliance certificate to the AS 9000 standard. The division has won numerous quality and service awards from customers.

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

     Casting Division

Until June 14, 2001, our U.S. Aerospace Group’s Casting Division designed and manufactured precision cast aluminum parts using permanent mold, sand, and lost foam casting technologies in Entiat, Washington. In addition, until November 30, 2000, the division designed and manufactured aluminum, bronze, iron, and steel parts using sand casting technology in Tacoma, Washington. The division’s cast parts were sold principally to the transportation and aerospace industries. We closed our Tacoma facility as of November 30, 2000, and we sold the assets of our Entiat operations on June 14, 2001.

European Aerospace Group

     Forming Division

At our Welwyn Garden City and Birmingham facilities in England, our European Aerospace Group’s Forming Division uses hot and cold metal forming technologies to manufacture titanium and aluminum assemblies and details for the commercial aerospace and defense industries. The division also performs finishing, welding, brazing and riveting processes on these parts. Testing of products is done using non-destructive techniques and in-house X-ray facilities. Interactive discussions with customers enable the division to closely match component design to the most suitable forming process. The division is approved to the ISO 9002 standard.

Hot and Superplastic Forming of Titanium. Our Welwyn Garden City facility specializes in hot and superplastic forming of titanium, and we believe it has the largest independent capability in the European Union for that process. Unlike most sheet metal materials, titanium and its alloys are extremely difficult to form in a cold condition. To overcome this, we have developed a variety of hot forming processes, including hot die forming, hot brake press forming, superplastic forming, gas blow forming, and hot circular stretch-forming. These processes maximize weight savings, maintain structural integrity, minimize cost, and enable the designer to manipulate the developing alloys into complex shapes. The forming equipment consists of a range of 21 hot forming and superplastic forming presses with tonnage from 150 to 1500 tons. Most forming tools are machined from oxidation resistant nickel chrome steel castings weighing up to four tons. The division designs the necessary tooling using its in-house pattern facility. The division also has the capability to chemically mill three-dimensional components in titanium. We market the division’s hot-formed titanium products primarily to the commercial aircraft, helicopter and military aircraft markets. The division’s titanium products include jet engine Nacelle bulkhead components, airframe and engine details, and erosion shields for helicopters. The division’s titanium products are included on the Airbus model A318-321 and A330/340 aircraft, the Boeing model 737 aircraft, the Dash 8-400 aircraft, the Embraer 135 and 145 aircraft, and the Dornier 728 aircraft.

Cold Forming of Aluminum Alloys. At our Birmingham facility, our European Aerospace Group’s Forming Division specializes in the stretch and cold forming of aluminum alloys used for aircraft skin panels, leading edges and acoustic panel liners. Stretch forming is a process well suited to producing aircraft skin panels and leading edges. Specialized equipment in the Birmingham facility has the capability to form sheets up to 8 feet wide and up to 13 feet long, with stretching loads of up to 700 tons being applied. Most tools are machined from oxidation-resistant stainless steel castings, and forming dies up to four tons can be handled. Together with specialist gripper jaws and rotational platen, this enables the division to stretch-form aluminum alloys into a wide variety of shapes and sizes. The division’s capabilities extend from design to completion, including tooling design and manufacture, forming, chemical milling, trimming, assembly, and quality control. We market the division’s formed aluminum alloy products primarily to the aerospace market.

     Casting Division

In Rochester, Worcester and Sittingbourne, England, our European Aerospace Group’s Casting Division manufactures aluminum investment castings and aluminum and magnesium precision sand castings. The division is approved to the ISO 9002 standard.

Precision Investment Casting. At our Worcester, England facility, our European Aerospace Group’s Casting Division manufactures aluminum investment casting products, including aircraft and defense system components such as electronic enclosures, aircraft engine outer guide vanes, navigation lights, wing tip fences, winglet components, duct stators, and heads up display units. At our Rochester, England facility, the division manufactures aircraft components such as pressure tight fuel connectors. The versatility, accuracy and replicability of the investment casting process provides many advantages over more traditional methods of machining and fabricating metal products from solid components. The investment casting process uses a metal die manufactured to required specifications. The division’s precision tooling capabilities permit production of metal dies that incorporate a variety of details and features. A die can be reused to produce the required number of parts without degradation to the original die. The division’s production of the die gives the customer an incentive to order additional units of the part from the Company.

Sophia Process Investment Casting. The continual pursuit of product improvement and cost reduction campaigns has led to the installation and efficient utilization of the licensed Sophia casting process at our Worcester facility. Our European Aerospace Group’s Casting Division is one of only four licensees of the computerized “Sophia Process,” which the division uses to manufacture significantly larger, more complex castings than can be made as a single part using more traditional investment casting processes. Using this technology, the division can produce components up to 1.3 cubic meters in one piece. This process capability, coupled with the development of new and patented alloys, creates a significant opportunity to provide customers with an additional and economic choice when selecting between a machined, fabricated, composite, or cast structure. Parts made with the Sophia Process have relatively thin wall thickness but have strength and ductility values comparable to fabricated, forged and machined solid components. The Sophia Process stringently controls the heat level and process parameters to make lighter but stronger components that resist fracture and fatigue. The process reduces machining, fabrication and assembly costs by eliminating both doublers at material interfaces and the weakness and stress associated with riveted assemblies. The division uses high strength alloys with good castability to ensure that the integrity and enhanced properties from one casting are identical to the next, and to achieve the desired combination of tensile strength, ductility and elongation. Parts made with the Sophia Process are used for the commercial aerospace, defense and transportation industries. Such applications include civil aircraft, military aircraft, missiles and underwater weapons applications and applications for the motorsport industry. Our European Aerospace Group uses the Sophia Process to produce components for the Airbus A320, A330 and A340 aircraft, such as navigation light housings and wing tip fences, as a single part, and to produce slat can wing components for Boeing’s 737 aircraft.

Sand Casting. At our Sittingbourne, England facility, our European Aerospace Group’s Casting Division manufactures aluminum and magnesium alloy precision sand castings, including machined and finished parts for the commercial aerospace, defense and motorsport industries. Sand casting is suitable for products that are larger than typical investment casting parts. It is also suitable for products that require heavy wall sections. These products include aircraft engine heat exchangers and air intakes, aircraft engine fuel pump housings, aircraft windscreen canopies, and high performance motorsport engine components and gearboxes. For such customer requirements, sand casting provides an effective method of producing components with strength and uniformity. The division has made significant advances in both the process and materials technology for magnesium and aluminum sand castings. The division engineers patterns utilizing computer assisted design technologies to achieve repeatable high casting integrity and enhanced mechanical properties. The division has complete non-destructive testing and inspection facilities, such as dye penetrant flaw detection and X-ray testing of components, as required by the rigorous standards of the aerospace industry.

Machining. Our European Aerospace Group also has a sophisticated machining center that supports the group’s casting and forming operations. The group’s machining facility has the technical capabilities to provide a full range of machining services for complete production and finishing of components, including design, pattern production, casting and final machining of a component. The machining facility also performs specialized machining of small detail components in steel and titanium.

Proposed Sale. For our fiscal year ended May 31, 2001, we had net sales of approximately $109 million, with the European Aerospace Group contributing approximately $52 million in net sales. On October 31, 2000, we announced our intention to sell our European Aerospace Group in order to reduce our outstanding debt. As of May 31, 2001, we had approximately $64 million in principal amount of 11¼% senior subordinated notes and approximately $13.7 million in senior secured debt outstanding. Although we are actively pursuing the sale of the European Aerospace Group, we have not yet reached an agreement with any prospective purchaser, and we do not know whether we will be successful in selling that group. If we are successful, we do not know the amount of net proceeds that would be available to reduce our outstanding debt. We are required to pay our senior secured lenders at least $7.5 million upon the sale of our European Aerospace Group. We have received several bona-fide preliminary and final offers to purchase the group. If these offers approximate the final negotiated sales price for the group and we obtain required consents to the sale, the offers indicate that we have incurred an impairment loss related to goodwill and equipment of approximately $37 million. Consequently, we recorded an impairment loss related to our European Aerospace Group goodwill of $25 million for the quarter ended February 28, 2001, and an additional impairment loss of $12 million related to goodwill and equipment for the quarter ended May 31, 2001.

Sales and Marketing; Distribution

We market our products using a combination of direct sales and outside sales representatives. In addition, we maintain internal customer service staff and engineering capabilities to provide technical support to customers. In the 2001 fiscal year, we transferred responsibilities for sales and marketing to each of our operating divisions. We also reviewed our outside sales representative networks and made changes in order to take advantage of synergies and conduct sales efforts more efficiently and effectively. Our U.S. Electronics Group markets its products in the United States, Europe and Asia through a network of manufacturer representatives and resellers, generally established on a geographic basis. Our U.S. Aerospace Group uses both an inside sales force and sales representatives focused on particular regions or customers. This group’s marketing efforts have previously focused on the Western United States. Over the past two years, the group has expanded its marketing efforts beyond its traditional markets, into other regions of the United States and internationally. Our European Aerospace Group utilizes its own employee sales force for sales of its products to customers in the United Kingdom. This internal sales force is organized into two groups, one group responsible for sales of precision castings and one group responsible for metal formed products. The European Aerospace Group also uses independent agents to market its products to customers in countries other than the United Kingdom, including the United States. We believe that we have the opportunity to leverage customer relationships to supply more complete systems by providing products that combine the technologies and manufacturing abilities of our different groups. Consequently, we emphasize cross-selling and coordination of sales and marketing efforts between and among our operating groups.

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

Our U.S. Aerospace and European Aerospace Groups currently serve substantially different customer bases in similar markets. For example, the U.S. Aerospace Group supplies components and parts to Boeing for each of Boeing’s 737, 747, 757, 767 and 777 commercial aircraft construction programs. The European Aerospace Group supplies components and parts for each of Airbus’ A300/310, A320 family, and A330/340 commercial aircraft construction programs. The Company’s sales have historically been divided approximately equally between the United States and Europe. One of our goals has been to take advantage of our position in both the United States and European markets to provide access for our U.S. groups to customers in Europe, and access for our European group to customers in the U.S. Consequently, we have emphasized cross-marketing efforts between our European and U.S. groups. One of the outcomes of these efforts has been the success of our European Aerospace Group in obtaining work in the U.K. from Boeing.

Backlog

We sell the majority of our products through individual purchase orders. Many of our customers would have the right to terminate orders by paying the cost of work in process plus a related profit factor. Historically, we have not experienced a large number of significant order cancellations. However, from time to time, customers cancel orders as a result of a program being cancelled or for other reasons. As of May 31, 2001, we had purchase orders and contractual arrangements, excluding those at our U.S. Aerospace Group’s Casting Division, evidencing anticipated future deliveries, which we treat as backlog, through fiscal year 2003 of approximately $65 million. We expect to deliver approximately $55 million of this backlog in fiscal year 2002. As of May 31, 2000, we had backlog through fiscal year 2001 of approximately $80 million, which included backlog of the U.S. Aerospace Group’s Casting Division. We may not be able to complete all of that backlog and book it as net sales, if we experience cancellations of pending contracts or terminations or reductions of contracts in progress.

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

Raw Materials

Our European Aerospace Group obtains approximately 65% of its titanium from one supplier and is subject to a lead time of approximately 26 to 33 weeks in ordering and obtaining titanium. Recently, this lead time was as long as 65 weeks. While the European Aerospace Group generally has managed the ordering process to obtain titanium when needed, a labor strike at the supplier negatively affected the group’s ability to obtain timely deliveries of titanium during fiscal 1999 and into the 2000 fiscal year. Although the shortage of titanium did not have a material adverse effect on our European Aerospace Group’s business or on our overall financial condition, we lost some business due to customers’ dual sourcing contracts, and some customer orders that were expected to be delivered in fiscal 1999 were delayed into fiscal 2000 and 2001. The effect of the strike emphasizes the fact that a failure to obtain titanium or other raw materials when we need them, or significant cost increases imposed by suppliers of raw materials such as titanium or aluminum, could damage our business and financial performance. We generally have readily available sources of all raw materials and supplies we need to manufacture our products and, where possible, we maintain alternate sources of supply. However, we do not have fixed price contracts or arrangements for all of the raw materials and other supplies we purchase. We have experienced in the past shortages of, or price increases for, raw materials and supplies, and shortages or price increases may occur again in the future. Future shortages or price fluctuations could have a material adverse effect on our ability to manufacture and sell our products in a timely and cost-effective manner.

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

Employees

As of May 31, 2001, the Company had approximately 1,041 employees, of whom approximately 926 were engaged in manufacturing functions, 32 in sales and marketing functions, 75 in administrative functions, and 8 in executive functions. Of the employees, approximately 243 were employed by the U.S. Aerospace Group, 532 by the European Aerospace Group, 229 by the U.S. Electronics Group, and 37 by the corporate group. As of May 31, 2001, none of our workforce in the United States is unionized. Certain of the European Aerospace Group’s manufacturing and engineering employees are represented by labor unions, although all negotiations are carried out through employee work committees. We have not experienced any work stoppages, and we believe that our relationships with our employees are good.

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

Our existing cash and credit facilities will not be sufficient to meet our obligations as they become due. Consequently, we will need to obtain additional cash. Our actual cash needs will depend primarily on the amount of cash generated from or used by operations and financing activities. We cannot predict accurately the amount or timing of our future cash needs. We did not make a semi-annual interest payment of approximately $3.6 million on our 11¼% senior subordinated notes that was due on August 1, 2001, and we will not be able to make that payment before expiration of the 30-day grace period that expires on August 31, 2001. As a result, we expect an event of default to occur under those notes. Such an event of default would also cause events of default under certain of our other debt instruments, including our 18% senior secured loan. In addition, we may currently be in default under our 18% senior secured loan for failure to make the August 1, 2001 interest payment on our 11¼% senior subordinated notes. To date, our secured lenders have not exercised any remedies with respect to any possible default, but we can provide no assurance that they would not exercise their remedies as a result of any default. Possible remedies include acceleration of the due dates of our debt. We did not make our February 1, 2001 interest payment on our 11¼% senior subordinated notes until March 2, 2001, which was one day before expiration of the 30-day grace period. We made the interest payment from the proceeds of an approximately $13.8 million senior secured loan that closed on March 1, 2001. The March 1, 2001 loan bears interest at 18% per annum, payable quarterly. To date, we have made interest payments on the 18% senior secured loan on time. We have the right to defer and accrue a portion of the quarterly interest payments, up to 1¼% per quarter, for up to a year at the time of any interest payment. We exercised this right for our interest payments made in March and June 2001. We do not currently have sufficient cash to make the September 30, 2001 interest payment on our 18% senior secured loan, and we will need to raise additional cash to make that payment. We also need to raise additional cash to make other future payments on our debt and to fund our operations. If we are unable to obtain sufficient cash when needed to fund our operations, to make our loan payments, and to pay our other obligations when due, we may be forced to seek protection from creditors under the bankruptcy laws. We are currently in negotiations with the holders of approximately 98% of the 11¼% senior subordinated notes regarding a possible restructuring of the Company’s debt and equity structure. We do not currently know whether we will be successful in negotiating a restructuring or whether such a restructuring would occur inside or outside of bankruptcy.

If we are not able to pay our debt, our lenders could accelerate the principal owing on our debt, which we do not have the funds to pay.

If we do not generate sufficient cash flow to make our debt payments, we may be forced to reduce or delay capital expenditures or to dispose of material assets or operations, potentially at a substantial loss. If we are unable to pay our debt, we may need to restructure or refinance our debt at potentially higher rates of interest. Alternatively or in addition, we may need to seek additional equity capital or exchange debt for substantial amounts of equity, which would significantly dilute the value of the shares held by our existing shareholders. We may not be able to choose any of these alternatives or complete them on satisfactory terms. If we fail to make our debt payments or default under other terms of our debt, our lenders will be able to declare all amounts we owe to be immediately due and payable. If our lenders accelerate our debt, we will not have funds available to us to pay off the debt. If we cannot repay our secured debt or if we default under other terms of our debt, our secured lenders could proceed against any collateral securing that debt. We have been notified by one of our secured lenders that we are not in compliance with certain covenants of loans that are secured by a first deed of trust on our headquarters building and other assets. The lender has, to date, agreed not to exercise its remedies, but we can offer no assurance that the lender will continue to forebear until we can regain compliance with those covenants, if at all. The collateral for our secured debt consists of substantially all of our assets, including receivables, inventories, real property, personal property, intangible assets, and the stock of all of our operating subsidiaries. If we are unable to pay our debt or other obligations, including paying the August 1, 2001 interest payment on our 11¼% senior subordinated notes within the grace period ending on August 31, 2001, we may be forced to seek protection from creditors under the bankruptcy laws. We will not be able to make this interest payment before the grace period expires, and we expect an event of default to occur under those notes. Such an event of default would also cause events of default under certain of our other debt instruments, including our 18% senior secured loan. In addition, we may currently be in default under our 18% senior secured loan for failure to make the August 1, 2001 interest payment on our 11¼% senior subordinated notes. To date, our secured lenders have not exercised any remedies with respect to any possible default, but we can provide no assurance that they would not exercise their remedies as a result of default. We are currently in negotiations with the holders of approximately 98% of the 11¼% senior subordinated notes regarding a possible restructuring of the Company’s debt and equity structure.

We do not currently know whether we will be successful in negotiating a restructuring or whether such a restructuring would occur inside or outside of bankruptcy.

We do not have revolving lines of credit that would help us fund our operations.

Our U.S. operating line of credit expired on September 5, 2000, and was extended through March 5, 2001. Due to our continued losses, our U.S. senior lender decided not to renew our revolving line of credit and we repaid that line of credit in full on March 2, 2001, out of the proceeds of our 18% senior secured loan. Our line of credit in the U.K. expired in November 2000. That line of credit was subsequently extended, and we repaid it in full on March 7, 2001. We do not plan to request renewal of that line. Our senior secured loan is a term loan rather than a revolving loan. As a result, if we make payments of principal before the loan’s maturity, additional loan proceeds will not become available, and the loan will not provide an additional source of cash to fund our operations or to meet our obligations as they become due.

We have significant debt that adversely affects our financial condition.

At May 31, 2001, our total long-term liabilities were approximately $84.0 million, or approximately 104% of our total assets. At May 31, 2001, we had a total stockholders’ deficit of $25.1 million. Unless we increase our cash flow from operations, our total stockholders’ deficit, coupled with continued losses, indicates that we will have difficulty satisfying our debt obligations in the future. We incurred substantial debt and payment obligations to finance the acquisition of our European Aerospace Group, which was formed when we acquired Aeromet International PLC in 1998. This debt, which consists of our senior subordinated notes, currently constitutes $63.7 million of our long-term debt and bears interest at 11.25% per year. In addition, at May 31, 2001, our balance sheet includes approximately $5.6 million of deferred financing costs, which are being charged off to interest expense over the period that the related debt is expected to be outstanding. We have announced our intention to sell our European Aerospace Group in order to reduce our outstanding debt. We do not yet know whether we can sell Aeromet or, if it is sold, the amount of net proceeds that will be available to reduce our debt. In addition to our outstanding 11¼% senior subordinated notes, we have approximately $13.7 million in senior secured debt that bears interest at 18% per annum. Our debt could make us unable to obtain additional financing in the future. It could also divert a significant portion of our cash flow to principal and interest payments and away from operations and necessary capital expenditures. Our debt has significantly increased our interest expense and net loss, and we expect the interest expense to continue to increase our net loss for the foreseeable future. Our debt also puts us at a competitive disadvantage in relation to competitors with less debt and limits our flexibility to adjust to downturns in our business or market conditions.

We must comply with a number of significant debt covenants that limit our flexibility.

The agreements that govern our debt, particularly the indenture that governs our 11¼% senior subordinated notes and the loan agreement that relates to our 18% senior secured notes restrict a number of our activities. Unless we obtain consent from our lenders, we cannot dispose of or create liens on assets or create additional indebtedness. We are not permitted to pay dividends to shareholders or repurchase stock. Our debt covenants restrict our ability to acquire new businesses or make investments or loans to others. We are also subject to covenants that limit our ability to make capital expenditures, change the business we conduct, or engage in transactions with related parties. In addition, if there is a change of control of our company, we may be required to repay our debt early. If we breach any of these covenants, the lenders may be able to declare all amounts we owe to be immediately due and payable. If this were to occur, we would likely not have funds available to us to pay off the debt.

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

Within the U.S. Aerospace Group, we recognized an impairment charge of $5.5 million to reduce the $6.4 million carrying value of property and manufacturing equipment used at the Entiat, Washington location of the group’s Casting Division to net realizable value, approximately $0.9 million. We also recognized a $0.8 million impairment charge to reduce the carrying value of the manufacturing equipment located at the Casting Division’s Tacoma casting location to zero, the estimated net realizable value. In addition, we recognized charges of $3.3 million to reduce the $3.5 million carrying value of goodwill and manufacturing equipment used in the group’s Engineering & Fabrication Division to estimated net realizable value, $0.2 million.

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

The market for our products in both the aerospace and the electronics industries is characterized by evolving technology and industry standards, changes in customer needs, adaptation of products to customer needs, and new product introductions. Other companies that manufacture components for the aerospace and electronics industries from time to time may announce new products, enhancements, or technologies that have the potential to replace or render our existing products obsolete. Our success will depend on our ability to enhance our current products and develop new products to meet changing customer needs, and achieve market acceptance of those products. We view our proprietary technology and our level of technological development as our primary strengths. Because most of our research and development efforts are funded by customers, it will be essential for us to continue to respond effectively to our customers’ needs. We will also need to anticipate or respond to evolving industry standards and other technological changes on a timely and cost-effective basis. If we do not adequately respond to these changes, we could lose customers and our revenues could decline.

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

The location, use and approximate size of the principal owned and leased properties where we conduct our operations as of August 10, 2001 are as follows:

		Approx.	Own/	Annual	Lease	Mortgage
Group	Location	Area	Lease	Rent	Expiration	Balance

U.S. Electronics	Wenatchee, Washington	54,000	Lease	$294,000	2007	N/A
	Sequim, Washington	18,355	Own	N/A	N/A	None
	Vancouver, Washington	50,000	Lease	$336,000	2009	N/A
U.S. Aerospace	Wenatchee, Washington	42,000	Lease	$213,000	2007	N/A
	Mountlake Terrace, Washington	10,000	Lease	$217,000	2005	N/A
	Wenatchee, Washington	41,400	Lease	$166,000	2001	N/A
	Wenatchee, Washington	15,000	Lease	$82,000	2002	N/A
European Aerospace	Sittingbourne	54,500	Lease	£258,000	2018	N/A
	Sittingbourne	7,500	Lease	£50,000	2005	N/A
	Rochester	37,345	Lease	£180,000	2001	N/A
	Worcester	40,000	Lease	£160,000	2018	N/A
	Worcester	15,000	Lease	£50,000	2003	N/A
	Welwyn Garden City	55,000	Lease	£333,000	2018	N/A
	Birmingham	59,000	Lease	£236,000	2018	N/A

During the 2001 fiscal year, we also leased properties formerly used by operations that have been shut down. These include:

		Approx. Area		Lease
Group / Division	Location	Leased	Annual Rent	Expiration	Sublease

U.S. Aerospace	Tacoma, WA	21,700	$80,000	2008	New tenant signed

		Approx. Area		Lease
Group / Division	Location	Leased	Annual Rent	Expiration	Sublease

Casting Division					lease with landlord; PA&E lease terminated as of August 14, 2001
U.S. Aerospace Engineering & Fabrication Division	Sedro-Woolley, WA	94,600	$395,000	2003	Portion subleased for $7,679 per month until October 31, 2001; seeking additional tenants
	Edmonds, WA	10,800	$155,000	2004	Negotiating lease termination
	Everett, WA	11,500	$79,000	2003	Subleased for $5,731 per month, subject to increase to $6,250 in April 2002; sublease expires July 2003

We are also attempting to sublease the Display Division’s facility in Vancouver, Washington, as a result of the division’s move to Wenatchee, Washington that is currently in progress.

As of December, 2000, we sold a building that we owned in Butler, New Jersey, where part of our U.S. Electronics Group’s Interconnect Division was located until July 1999. Net proceeds from the sale of the building was $660,000, and we recorded a loss of $320,000 on the sale.

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

None.

PART  II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information, Shareholders, and Dividends

Between July 16, 1996 and June 28, 2001, our common stock was traded on the Nasdaq National Market under the symbol “PCTH”, and our public warrants were traded on the same system under the symbol “PCTHW”. Each public warrant entitles the holder to purchase one share of common stock at an exercise price of $4.6875 per share.

The Nasdaq National Market System reported the following range of high and low sales prices for our common stock and public warrants for each calendar quarter during the period from January 1999 through May 31, 2001, which covers all of the calendar quarters within the Company’s 2000 and 2001 fiscal years:

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

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund the operations, and we do not anticipate paying dividends on our common stock in the foreseeable future. Our agreements with our senior secured lenders and the indenture governing our 11¼% senior subordinated notes restrict our ability to pay dividends.

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

Preferred Stock

The Company’s Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative, participating, optional or other rights of any series of preferred stock, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences, sinking fund terms and the number of shares constituting any series, without shareholder approval, unless such approval is required by applicable law or by the rules of any stock exchange or automated quotation system on which securities of the Company may be listed or traded. The rights of preferred stock could adversely affect the rights of holders of common stock and the market for the common stock. The Company does not currently have any preferred stock outstanding.

Warrants

As of August 10, 2001, we had outstanding exercisable warrants to purchase common stock as follows:

•	publicly traded warrants to purchase 2,295,000 shares of common stock, that (a) were issued as part of the units sold in the Company’s July 1996 registered public offering (“Units”), (b) have an exercise price of $4.6875 per share, and (c) expire in July 2003;

•	warrants to purchase a total of 1,156,224 shares of common stock issued to several employees and consultants of the Company, that (a) have exercise prices ranging from $0.4062 to $9.50 per share, and (b) have expiration dates that range from May 2002 to April 2006;

•	warrants to purchase 385,000 shares of common stock that (a) were issued in connection with a private placement in July 2000, (b) have an exercise price of $2.01 per share, and (c) expire in July 2003. See “—Summer 2000 Private Placement.”

•	warrants to purchase 4,036,978 shares of common stock that (a) were issued in connection with a private placement in March 2001, (b) have an exercise price of $.001 per share, and (c) expire in March 2006. See “—March 2001 Private Placement.”

The shares of common stock issuable upon exercise of our outstanding warrants are either registered for issuance or resale, available for resale under Rule 144, or subject to an obligation to register them for resale. Exercise of these warrants would increase the number of shares of our common stock available on the public market and would dilute the interests of existing shareholders.

Series B Convertible Preferred Stock

Preferred Stock Offering. In May and August 1998, we issued a total of 170,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”) and issued related warrants, for a total price of $17 million, in a private placement to 17 accredited investors. As of June 26, 2000, all of these shares had been converted into a total of 10,136,548 shares of common stock. The issuance of the common stock upon conversion of the Preferred Stock was exempt from registration under Section 3(a)(9) of the Securities Act because it was an exchange exclusively with the holders of Preferred Stock where no commission or other remuneration was paid or given for soliciting the exchange. The former holders of the Preferred Stock have advised us that they resold all but 77 shares of common stock into the public market, either pursuant to a resale registration statement or in reliance on Rule 144. The conversion of the Preferred Stock and resale of the conversion shares had the effect of significantly increasing the number of shares of our common stock in the public market.

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

March 2001 Private Placement

On March 1, 2001, we borrowed approximately $13.8 million from four lenders: B III Capital Partners, L.P., B III-A Capital Partners, L.P., DDJ Canadian High Yield Fund and State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust. In connection with the secured loan, we issued warrants to purchase an aggregate of 4,036,978 shares of common stock with an exercise price of $.001 per share to the four lenders as an incentive for them to make the loan. The warrants are exercisable through March 1, 2006 and contain weighted average anti-dilution protection in the event we issue equity securities at a price less than market price determined in the manner set forth in the Warrant Agreement. The lenders may exercise the warrants at any time for the exercise price of $.001 per share, whereupon they will receive up to an aggregate amount of 4,036,978 shares of common stock of the Company. DDJ Capital Management, LLC, serves as the investment advisor to each such entity and, accordingly, may be deemed the beneficial owner of the shares of common stock underlying the warrants received by the lenders. The terms of the transaction, including the terms of the warrants, were determined by arms length negotiations between Pacific Aerospace and the lenders. We used approximately $9.5 million of the loan to repay our revolving line of credit in the U.S. and to pay the interest payment on our 11¼% senior subordinated notes that was due on February 1, 2001. The remainder of the proceeds were used to replace our line of credit in the United Kingdom, to pay costs of the secured loan transaction and to provide working capital. The transaction documents also provided that we would file a registration statement registering the shares of common stock underlying the warrants issued to the lenders within 30 days following the closing of the loan. We filed a registration statement on Form S-3 (File No. 333-58148) on April 2, 2001.

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

Nasdaq

Until June 28, 2001, our common stock was quoted on the Nasdaq National Market. In order to remain listed on this market, we were required to meet Nasdaq’s listing maintenance standards. On March 22, 2001, we received a determination letter from Nasdaq staff indicating that, absent a successful appeal by the Company, our securities would be delisted for failure to comply with Marketplace Rule 4450(a)(5), which requires listed stock to maintain a minimum bid price of $1.00. Our common stock had traded below $1.00 since November 7, 2000. Subsequent to the notice, we notified Nasdaq that we also failed to comply with Marketplace Rule 4450(a)(3), which requires an issuer of listed securities to maintain net tangible assets of at least $4 million. We appealed the Nasdaq staff determination before a Nasdaq qualification hearings panel on May 11, 2001, but we were notified on June 27, 2001 that our securities would be delisted on June 28, 2001, and the delisting occurred on that date. Our common stock and public warrants are currently traded on the OTC Bulletin Board.

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

Washington’s “Significant Business Transactions” statute (Chapter 23B.19 of the Washington Business Corporation Act) applies to public companies that are incorporated under Washington law. The statute prohibits, subject to certain exceptions, a corporation from entering into any “significant business transactions” with an “Acquiring Person” (defined generally as a person who or an affiliated group that beneficially owns 10% or more of the outstanding voting securities of a corporation) for a period of five years after such person or affiliated group becomes an Acquiring Person unless the transaction or share acquisition made by the Acquiring Person is approved prior to the share acquisition by a majority of the target corporation’s directors. In addition, this statute prohibits a corporation subject thereto from entering into a significant business transaction with an Acquiring Person unless the consideration to be received by the corporation’s shareholders in connection with the proposed transaction satisfies the “fair price” provisions set forth in the statute.

Transfer Agent and Registrar

The Transfer Agent and Registrar for our common stock and publicly traded warrants is Interwest Transfer Co., Inc.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data presents selected historical financial data of the Company as of and for the years ended May 31, 1997, 1998, 1999, 2000 and 2001, and is derived from the Company’s audited financial statements. This data should be read in conjunction with the Company’s Financial Statements and Notes thereto, the Independent Auditors’ Report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The independent auditors’ report contains an explanatory paragraph that states that the Company’s recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and the following selected financial data do not include any adjustments that might result from the outcome of that uncertainty.

	Years Ended May 31,

	1997	1998	1999	2000	2001

	(in thousands, except percentage and per share data)
Statement of Operations Data:
Net sales(1)	$34,175	$54,099	$107,366	$112,694	$109,288
Cost of sales	25,969	39,487	86,302	92,063	101,048

Gross profit	8,206	14,612	21,064	20,631	8,240
Operating expenses	6,259	9,872	22,039	24,533	67,201

Income (loss) from operations	1,947	4,740	(975)	(3,902)	(58,961)
Net interest (expense)	(384)	(755)	(8,140)	(9,862)	(10,012)
Other income (expense)	169	(853)	(6,393)	33	201

Income (loss) before taxes and extraordinary item	1,732	3,132	(15,508)	(13,731)	(68,772)
Extraordinary item, net of tax	—	—	—	703	—
Income taxes benefit (expense)	(50)	482	2,639	(21)	(6,948)

Net income (loss)	$1,682	$3,614	$(12,869)	$(13,049)	$(75,720)

Net income (loss) per share:
Basic	.18	.29	(.74)	(.59)	(2.15)
Diluted	.17	.27	(.74)	(.59)	(2.15)
Shares used in computation of income (loss) per share:
Basic	9,500	12,486	17,359	21,955	35,283
Diluted	10,036	13,606	17,359	21,955	35,283

	Years Ended May 31,

	1997	1998	1999	2000	2001

	(in thousands, except percentage and per share data)
Other Financial Data:
Adjusted EBITDA(2)	$3,305	$6,944	$10,669	$9,004	$(2,681)
Adjusted EBITDA margin(3)	9.7%	12.8%	9.9%	8.0%	(2.5)%
Depreciation, amortization, and impairment of long-lived assets	$1,358	$2,204	$11,644	$12,906	$56,280
Capital expenditures	2,739	10,290	8,281	4,867	3,710

	At May 31,

	1997	1998	1999	2000	2001

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,048	$11,461	$8,134	$2,154	$4,095
Working capital	13,090	25,599	38,329	29,181	25,034
Total assets	35,752	78,580	158,727	143,582	80,816
Long-term debt (including current portion)	4,233	11,233	83,410	70,528	82,932
Shareholders’ equity (deficit)	25,619	56,142	54,019	49,768	(25,114)

(1)	The increases in net sales are attributable to acquisitions by the Company and internal growth. See “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	“Adjusted EBITDA” represents income (loss) from operations plus depreciation, amortization, and non-cash asset impairment expense. Adjusted EBITDA should not be construed as an alternative to (i) net income, as defined by generally accepted accounting principles, as an indicator of our operating performance or (ii) cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. We report Adjusted EBITDA because it is a cash flow capacity measure commonly used by financial institutions, including holders of our senior subordinated notes. Generally, we consider Adjusted EBITDA as a measure of cash flow capacity to fund interest expense, principal payments on debt, working capital needs and capital expenditures. This measure may not be comparable to similarly titled measures reported by other companies. The adequacy and historical trend of Adjusted EBITDA to support funding requirements is an indication to our management whether cash sources in addition to Adjusted EBITDA may be required to support ongoing operations.

(3)	“Adjusted EBITDA margin” represents Adjusted EBITDA as a percent of net sales. We use Adjusted EBITDA margin as a measure to evaluate better our Adjusted EBITDA capacity trends.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and the “Description of Business” section of this Form 10-K contain “forward-looking statements.” These forward-looking statements are not guarantees of the Company’s future performance. They are subject to risks and uncertainties related to business operations, some of which are beyond the Company’s control. Any of these risks or uncertainties may cause actual results or future circumstances to differ materially from the forward-looking statements set forth in this section under the captions “Overview” and “Liquidity and Capital Resources,” and in “Description of Business” under each of the captions in that section.

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

For our fiscal year ended May 31, 2001, we had net sales of approximately $109 million, with the European Aerospace Group contributing approximately $52 million in net sales. On October 31, 2000, we announced our intention to sell our European Aerospace Group in order to reduce our outstanding 11¼% senior subordinated notes. As of May 31, 2001, we had approximately $64 million in principal amount of 11¼% senior subordinated notes outstanding. Because we are in the process of seeking buyers for our European Aerospace Group, we do not know whether we will be successful in selling that group and, if successful, we do not know the amount of net proceeds that would be available to reduce our 11¼% senior subordinated notes or our approximately $13.7 million of 18% senior secured notes. We are required to pay our senior secured lenders at least $7.5 million upon the sale of our European Aerospace Group. Although at this time we have not committed to the sale of the group, we have received several bona-fide preliminary and final offers to purchase the group. If these offers approximate the final negotiated sales price for the group and we commit to the sale of the group, the offers indicate that we will incur an impairment loss related to goodwill and equipment of approximately $37 million.

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

On March 30, 2001, we announced that we put in place a plan to restructure our operations. In connection with the plan, our European Aerospace Group has been placed for sale, and we closed an unprofitable foundry in Tacoma, Washington. We have also downsized our U.S. Aerospace Group’s Engineering & Fabrication Division by closing our fabrication facilities in Sedro-Woolley, Washington and we have sold substantially all of the assets related to the fabrication business. On June 1, 2001, subsequent to our fiscal year end, we completed the sale of substantially all of the assets of our U.S. Aerospace Group’s Casting operation located in Entiat, Washington. We believe that these asset sales and closures or sales of business units will help to strengthen and support our core electronics, engineering and aerospace machining operations.

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

	Years Ended May 31,

	1997		1998		1999		2000		2001

Net sales	$34,175	100.0%	$54,099	100.0%	$107,366	100.0%	$112,694	100.0%	$109,288	100.0%
Cost of sales	25,969	76.0	39,487	73.0	86,302	80.4	92,063	81.7	101,048	92.5

Gross profit	8,206	24.0	14,612	27.0	21,064	19.6	20,631	18.3	8,240	7.5
Operating expenses	6,259	18.3	9,872	18.2	22,039	20.5	24,533	21.8	67,201	61.5

Income (loss) from operations	1,947	5.7	4,740	8.8	(975)	(0.9)	(3,902)	(3.5)	(58,961)	(54.0)
Net interest expense	(384)	(1.1)	(755)	(1.4)	(8,140)	(7.6)	(9,862)	(8.8)	(10,012)	(9.2)
Other income (expense)	169	0.5	(853)	(1.6)	(6,393)	(6.0)	33	—	201	0.2
Extraordinary item	—	—	—	—	—	—	703	0.6	—	—
Income tax benefit (expense)	(50)	(0.1)	482	0.9	2,639	2.5	(21)	—	(6,948)	(6.3)

Net income (loss)	$1,682	4.9%	$3,614	6.7%	$(12,869)	12.0%	$(13,049)	(11.6)%	$(75,720)	(69.3)%

Adjusted EBITDA(1)	$3,305	9.7%	$6,944	12.8%	$10,669	9.9%	$9,004	8.0%	$(2,681)	(2.5)%

(1)	“Adjusted EBITDA” represents income (loss) from operations plus depreciation, amortization, and non-cash asset impairment expense. Adjusted EBITDA should not be construed as an alternative to (i) net income, as defined by generally accepted accounting principles, as an indicator of our operating performance or (ii) cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. We report Adjusted EBITDA because it is a cash flow capacity measure commonly used by financial institutions, including holders of our senior subordinated notes. Generally, we consider Adjusted EBITDA as a measure of cash flow capacity to fund interest expense, principal payments on debt, working capital needs and capital expenditures. This measure may not be comparable to similarly titled measures reported by other companies. The adequacy and historical trend of Adjusted EBITDA to support funding requirements is an indication to our management whether cash sources in addition to Adjusted EBITDA may be required to support ongoing operations.

Year Ended May 31, 2001 Compared to Year Ended May 31, 2000

Net Sales. Net sales decreased by $3.4 million, or 3.0%, to $109.3 million for fiscal 2001 from $112.7 million in fiscal 2000. The European Aerospace Group contributed $51.6 million, down $5.3 million from the $56.9 million contributed during the year ended May 31, 2000. Our customers in the European aerospace market have been initiating lean manufacturing methods and just-in-time inventory delivery requirements similar to those previously initiated by our customers in the U.S. aerospace market. These initiatives resulted in decreased orders for our European Aerospace Group. The European Aerospace Group is currently being offered for sale, although we have not committed to a formal plan of disposition. If the sale of European Aerospace Group is completed the net sales from this group will be substantially reduced during fiscal 2002 from fiscal 2001. If the sale is not completed, we expect this group’s net sales volumes to remain flat or decrease slightly and for order backlog to decrease accordingly during fiscal 2002. The lowering of the exchange rate of the British pound sterling versus the U.S. dollar also contributed to lower net sales volumes from the European Aerospace Group during fiscal 2001 and may continue to do so during fiscal 2002. Had the average exchange rate for fiscal 2001 been equal to the average exchange rate for fiscal 2000, reported net sales for our European Aerospace Group would have been approximately $56.0 million, or $4.4 million higher than actual. The U.S. Aerospace Group contributed $29.1 million during the year ended May 31, 2001, down $2.4 million from the $31.5 million contributed during the year ended May 31, 2000. The U.S. Aerospace Group’s casting businesses experienced an unanticipated revenue decline ($3.7 million) during the year, due in large part to lower demand for heavy trucking products, which we believe was primarily a result of higher fuel costs and a cyclical downturn in the heavy trucking segment of the transportation market. This decrease in revenue was offset partially by increased revenue ($1.3 million) from telecommunications companies in our machining business. During fiscal 2001, we transitioned machining of telecommunications parts out of the U.S. Aerospace Group into the U.S. Electronics Group in order to process the orders more efficiently. However, due to the recent downturn in the telecommunications market, our orders for machined telecommunications parts have been cancelled or deferred by our customers. We believe that the demand for machined telecommunications parts should return late in our fiscal year 2002, but we do not expect this to have a significant impact on net sales during fiscal 2002. As of June 1, 2001, we completed the sale of substantially all of the assets of the U.S. Aerospace Group’s Casting Division. We have also downsized and sold substantially all of the assets of the fabrication portion of the U.S. Aerospace Group’s Engineering & Fabrication Division. Because of those sales and downsizing, we expect that net sales contributed by our U.S. Aerospace Group will be substantially lower in fiscal 2002 than in fiscal 2001. Our U.S. Electronics Group contributed $28.6 million to net sales during the year ended May 31, 2001, up $4.3 million from the $24.3 million contributed during the year ended May 31, 2000. This increase was attributable to additional sales by our U.S. Electronics Group’s Filter Division ($0.5 million) of products for telecommunications systems, and sales of non-ruggedized flat panel displays by our U.S. Electronics Group’s Display Division ($2.2 million). Our U.S. Electronics Group’s Interconnect Division also increased net sales revenue ($1.6 million) related to our core sealing and materials technologies applied to electronic packaging. We currently expect the sales volume in our U.S. Electronics Group to increase during fiscal year 2002.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by sales for the year multiplied by 360 days, decreased to 62.9 days for the year ended May 31, 2001 from 67.8 days for the year ended May 31, 2000. This decrease was due to a concerted effort by operations management to increase collection efforts.

Gross Profit. Gross profit decreased by $12.4 million, or 60.0%, to $8.2 million for the year ended May 31, 2001, from $20.6 million for the year ended May 31, 2000. As a percentage of net sales, gross profit decreased to 7.5% for the year ended May 31, 2001, from 18.3% for the year ended May 31, 2000. The most significant gross margin decrease occurred in our U.S. Aerospace Group, which continues to under perform due to the lingering effects on our business of the downturn in the commercial aerospace industry and the drawn out cyclical downturn in the heavy trucking transportation industries. Gross margins for the U.S. Aerospace Group decreased from 6.7% during the year ended May 31, 2000 to negative 21.6% during the year ended May 31, 2001. Effective June 1, 2001, we completed the sale of substantially all of the assets of the U.S. Aerospace Group’s Casting Division. We have also downsized and sold substantially all of the assets of the fabrication portion of the U.S. Aerospace Group’s Engineering & Fabrication Division. We believe that these sales and downsizing should allow our U.S. Aerospace Group to realize positive gross margins in fiscal 2002 if current economic trends do not worsen. Gross margins decreased in our European Aerospace Group from 13.5% for the year ended May 31, 2000 to

11.1% for year ended May 31, 2001. This decrease was primarily due to pricing pressure from customers. We currently expect the gross margins for the European Aerospace Group to increase during fiscal 2002 due to lean manufacturing initiatives and cost containment measures. Gross margins decreased in our U.S. Electronics Group from 44.8% for the year ended May 31, 2000 to 30.8% for the year ended May 31, 2001. This decrease was due to a different product mix within the group, primarily an increased number of non-ruggedized flat panel displays, low power relays, and telecommunications parts, which had the effect of lowering overall gross margins in this group. We also had a $1.6 million inventory charge during the year related to the termination of a contract in our U.S. Electronic Group’s Display Division. Without this charge, gross margins would have been 36.4%. We currently expect gross margins to increase within the U.S. Electronics Group during fiscal year 2002. Overall, we currently expect consolidated gross margins to increase during fiscal year 2002.

Inventory turnover, as calculated by dividing sales for the year by ending inventory, increased to 4.7 turns for the year ended May 31, 2001 from 4.0 turns for the year ended May 31, 2000. The increase was due to lower inventory levels. We currently expect that our inventory turns will continue to increase during fiscal year 2002.

Operating Expenses. Operating expenses increased by $42.7 million, to $67.2 million for the year ended May 31, 2001 from $24.5 million for the year ended May 31, 2000. The increase in operating expenses is primarily attributable to non-cash impairment charges totaling approximately $48.9 million. We review long-lived assets and identifiable intangibles for potential impairment of value whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. Based upon preliminary and final offers to purchase our European Aerospace Group, we recognized a $37.0 million charge to reduce the $33.0 million carrying value of goodwill and the $13.6 million carrying value of equipment associated with our European Aerospace Group, to net estimated realizable value, approximately $9.6 million. We are still in the process of selling the European Aerospace Group and hope to have the sale finalized during our first or second quarter of fiscal year 2002. We also recognized an impairment charge of $5.5 million to reduce the $6.4 million carrying value of property and equipment used at the Entiat, Washington location of our U.S. Aerospace Group’s Casting Division to net realizable value, approximately $0.9 million. During the year ended May 31, 2001, we closed a facility located in Tacoma, Washington that was used by our U.S. Aerospace Group’s Casting Division. We recognized a $0.8 million impairment charge to reduce the carrying value of the equipment located at the Tacoma location to zero, the estimated net realizable value. Also, included in operating expenses are non-cash charges of approximately $3.3 million to reduce the $3.5 million carrying value of goodwill and equipment used in the U.S. Aerospace Group’s Engineering & Fabrication Division to estimated liquidation value, approximately $0.2 million. We completed the sale of substantially all of the assets used in the fabrication portion of the Engineering & Fabrication Division during the fourth quarter of fiscal year 2001. Within the U.S. Electronic Group’s Display Division, we recognized a non-cash charge of approximately $0.6 million to reduce the $1.0 million of equipment used to produce low power relays to its net realizable value, approximately $0.4 million. The equipment, inventory, and intellectual property used to produce low power relays were sold during the fourth quarter of fiscal year 2001. Gross proceeds from the sale were $400,000 compared to a carrying amount of approximately $1.0 million. Operating expenses also include an approximately $320,000 non-cash charge for the loss on the sale of an unused building in Butler, New Jersey that was sold during December 2000. Net proceeds from the sale of the building were approximately $660,000, versus a carrying amount of approximately $980,000. During the fourth quarter of fiscal 2001 we completed our analysis of the value of certain other long-lived assets, including goodwill and patents. Based upon this analysis, we recognized additional impairment charges of approximately $1.0 million to reduce goodwill to estimated fair value, and approximately $0.3 million to reduce patents to estimated fair value. We will continue to analyze long-lived and identifiable intangible assets at the end of each future quarter to determine possible impairment charges. Although we do not believe it likely, our future evaluations could result in additional impairment charges and those charges could be material. At May 31, 2001, the reported value of long-lived assets, including property, plant and equipment, goodwill, and patents, was $27.8 million.

Without impairment charges during the respective years, operating expenses decreased by $0.9 million to $18.3 million for the year ended May 31, 2001 from $19.2 million for the year ended May 31, 2000. This decrease in operating expenses relates primarily to our cost reduction efforts.

Net Interest Expense. Net interest expense increased $0.1 million to $10.0 million for the year ended May 31, 2001 from $9.9 million for the year ended May 31, 2000. This increase was primarily due to higher average line of credit balances for the first three quarters of the year plus the addition of our 18% senior secured notes and related loan costs during the fourth quarter of the year. The increase in interest from the above items was offset by lower average outstanding balance on our 11¼% senior subordinated notes during the year. If our total outstanding senior secured and senior subordinated note balances do not decrease during fiscal year 2002, our interest expense for fiscal year 2002 will be substantially higher than the expense for fiscal year 2001.

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

Year Ended May 31, 2000 Compared to Year Ended May 31, 1999

Net Sales. Net sales increased by $5.3 million, or 5.0%, to $112.7 million for fiscal 2000 from $107.4 million in fiscal 1999. The increase in revenue was primarily due to a full year of operations in our European Aerospace Group (a $4.0 million increase) and the addition of our Engineering & Fabrication Division (a $6.7 million increase), offset by reduced sales volume in our Machining Division (a $7.1 million decrease). The Machining Division continues to be affected by decreases in production of certain aircraft models and inventory minimization initiatives at Boeing, the division’s largest customer.

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

Approximately $2.4 million of the $4.6 million goodwill impairment related directly to goodwill associated with the Nova-Tech Engineering acquisition, which was acquired by our Engineering & Fabrication Division on May 1, 2000. In April of 1999 we entered into an operating agreement with Nova-Tech Engineering, Inc. We provided consultation and assistance with operations, strategic planning, sales, customers and suppliers, products, employees, accounting and management. We also entered into two loan agreements with Nova-Tech under which we loaned $2.5 million to Nova-Tech for working capital. Periodically, from April 1999 until the acquisition date, May 1, 2000, we reviewed the collectibility of the amounts due from Nova-Tech. Based upon projections of future cash flows completed by us in February 2000, we determined that Nova-Tech would have sufficient future cash flows to repay the loan amounts due to us however, fees due to us under the operating agreement, $10,000 per month, were not going to be collectible. We did not record the income and related bad debt associated with the operating agreement fee, as we believed the amounts were immaterial. Also, based upon our cash flow projections completed in February of 2000, we terminated our original purchase agreement with Nova-Tech, which called for a purchase price of approximately $7.0 million. We renegotiated a purchase price for Nova-Tech of $50,000 plus forgiveness of the debt owed us. This new purchased price resulted in goodwill being recognized on the purchase of approximately $3.9 million. Subsequent to acquisition, during our budgeting process, we prepared a revised forecast based on our current assessment of Nova-Tech’s future business prospects. This revised forecast took into consideration recently cancelled and postponed projects. The revised forecast estimated future cash flows, undiscounted, of $3.8 million, significantly lower than what we had previously estimated future cash flows to be. Since this amount was less than our carrying amount of Nova-Tech goodwill, $3.9 million, an impairment was determined to exist. The revised forecast estimated the present value of future cash flows to be $1.5 million. Based upon this, we recognized an impairment charge of $2.4 million to reduce the carrying value of Nova-Tech goodwill from approximately $3.9 million to approximately $1.5 million.

Net Interest Expense. Net interest expense increased $1.7 million, or 21.0%, to $9.9 million for fiscal 2000 from $8.1 million in fiscal 1999. This increase was primarily due to a full year of interest expense associated with our 11¼% senior subordinated debt, and higher average outstanding balances on our revolving lines of credit.

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

Extraordinary Item. In March 2000, we exchanged an aggregate of $11.3 million in original principal amount of our 11¼% senior subordinated notes for a total of 2,902,806 shares of common stock. This exchange was accounted for as an early extinguishment of debt, and as such, a net of tax gain of $703,000 has been recorded in the accompanying financial statements as an extraordinary item.

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

Gross Profit. Gross profit increased by $6.5 million, or 44.5%, to $21.1 million for fiscal 1999 from $14.6 million in fiscal 1998. As a percentage of net sales, gross profit decreased to 19.6% in fiscal 1999 from 27.0% in fiscal 1998. This percentage decrease was primarily attributable to three factors. First, the addition of our European Aerospace Group caused consolidated average margins to be lower since casting segment gross profits have been historically lower, generally in the 18% to 22% range (gross profits on our European Aerospace Group’s net sales for fiscal 1999 were 20%). Second, commercial aerospace net sales decreased during fiscal 1999; and third, we recorded approximately $2.2 million in adjustments to inventories, which reduced gross profits 2.1% for fiscal 1999.

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

Net Interest Expense. Net interest expense increased $7.4 million, or 980%, to $8.1 million for fiscal 1999 from $755,000 in fiscal 1998. This increase was primarily due to our financing of the Aeromet acquisition of our European Aerospace Group in July 1998 with the issuance of $75.0 million of 11¼% senior subordinated notes (a $7.7 million increase in interest expense and the associated amortization of issuance costs).

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

Our existing cash and credit facilities will not be sufficient to meet our obligations as they become due. Consequently, we will need to obtain additional cash. Our actual cash needs will depend primarily on the amount of cash generated from or used by operations and financing activities. We cannot predict accurately the amount or timing of our future cash needs. We did not make a semi-annual interest payment of approximately $3.6 million on our 11¼% senior subordinated note that was due on August 1, 2001, and we will not be able to make that payment before expiration of the 30-day grace period that expires on August 31, 2001. As a result, we expect an event of default to occur under those notes. Such an event of default would also cause events of default under certain of our other debt instruments, including our 18% senior secured loan. In addition, we may currently be in default under our 18% senior secured loan for failure to make the August 1, 2001 interest payment on our 11¼% senior subordinated notes. To date, our secured lenders have not exercised any remedies with respect to any possible default, but we can provide no assurance that they would not exercise their remedies as a result of any default. Possible remedies include acceleration of the due dates of our debt. We are currently in negotiations with the holders of approximately 98% of our 11¼% senior subordinated notes regarding a possible restructuring of the Company’s debt and equity structure. We did not make our February 1, 2001 interest payment on those notes until March 2, 2001, which was one day before expiration of the 30-day grace period. We made the interest payment from the proceeds of an approximately $13.8 million senior secured loan that closed on March 1, 2001. The March 1, 2001 loan bears interest at 18% per annum, payable quarterly. To date, we have made interest payments on the 18% senior secured loan on time. We have the option to defer and accrue a portion of the quarterly interest payments, up to 1¼% per quarter, for up to a year at the time of any interest payment. We exercised this right for our interest payments made in March and June 2001. We do not currently have sufficient cash to make the September 30, 2001 interest payment on our 18% senior secured loan, and we will need to raise additional cash to make that payment. We have been notified by one of our secured lenders that we are not in compliance with certain covenants of loans that are secured by a deed of trust on our headquarters building and other assets. The lender has, to date, agreed not to exercise its remedies, but we can offer no assurance that the lender will continue to forbear until we can regain compliance with those covenants, if at all. We need to raise additional cash to make future payments on our debt and to fund our operations. If we are unable to obtain sufficient cash when needed to fund our operations, to make our loan payments, and to pay our other obligations when due, we may be forced to seek protection from creditors under the bankruptcy laws.

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

Cash generated from financing activities decreased from $6.8 million during the year ended May 31, 2000 to $5.3 million during the year ended May 31, 2001. Financing activities during fiscal 2001 included net proceeds from the issuance of common stock and warrants, $1.9 million, and borrowing under our 18% senior secured notes of approximately $13.8 million. Approximately, $9.3 million of the 18% senior secured notes was used to directly refinance certain short-term obligations, including our bank line of credit and accrued interest on our 11¼% senior subordinated notes.

At May 31, 2000, our primary banking relationships included a revolving line of credit of up to $6.3 million in the U.S. and a revolving line of credit of up to approximately $5.0 million (£3.5 million) in the U.K. Both of these credit facilities have been replaced with a senior secured term loan of $13.8 million from four institutional lenders. The loan bears interest at 18% per annum, payable quarterly, and has a two-year term. We have the right to defer and accrue a portion of the interest on the loan, up to 1¼% per quarter, for up to a year at the time of any interest payment. The loan is secured by our assets, the assets of our United States subsidiaries, and other intangibles. This senior secured loan is a term loan rather than a revolving loan. As a result, if we make payments of principal before the loan’s maturity, additional loan proceeds will not become available, and the loan will not provide an additional source of cash to fund our operations or to meet our obligations as they become due.

Our working capital as of May 31, 2001 and May 31, 2000 was $25.0 million and $29.2 million, respectively. The decrease in working capital was primarily caused by continued losses, increasing accounts payable and accrued liability balances, and decreasing accounts receivable and inventory balances. The working capital decrease was partially offset by the refinancing of certain short-term obligations, our line of credit, and accrued interest on our 11¼% senior subordinated notes, with our 18% senior secured loan, which is long-term debt. If we are not able to increase our cash from operations, increase net income, and secure additional long-term financing or sell additional equity, our working capital will decline during fiscal year 2002.

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

Significant Events

Equity Financing – Sale of Common Stock

In July 2000, we closed the first of two proposed installments of a $3.5 million private placement of common stock to two accredited investors. On that date, we issued 1,142,860 shares of common stock and certain adjustable, vesting, and closing warrants to purchase additional shares to the investors for a gross amount of $2.0 million. We filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the shares of common stock issued at closing and issuable upon exercise of closing warrants (the “Registration Statement”). If the Registration Statement had become effective within 60 days after the first closing a second closing would have occurred and the investors would have paid an additional $1.5 million and received 857,140 additional shares of common stock. However, the Registration Statement did not become effective within 60 days of the first closing and consequently the second installment did not close. The adjustable warrants permitted the investors to acquire additional shares of common stock at an exercise price of $.001 per share if the market price of our common stock did not achieve and maintain a specific price during each of the three vesting periods. In February 2001, we negotiated an amendment to the adjustable warrants, which replaced the variable amount of shares to be acquired with a fixed number of shares, and the investors exercised the adjustable warrants in full, as so amended, for the exercise price of $.001 per share. As a result of the exercise, we delivered to the investors a total of 4,190,486 shares of common stock. We filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the common stock so issued. We believe that all but 77 of these shares were resold into the public market. The vesting warrants issued under the transaction expired unexercised during February 2001. The closing warrants that entitle the investors to purchase an additional 385,000 shares of our common stock at an exercise price of $2.01 per share remain unexercised and outstanding. The closing warrants expire in July 2003. We paid a commission to the placement agent comprised of $80,000 in cash and warrants to purchase 79,150 shares of common stock at $1.7688 per share.

Sales of Assets

During our third quarter ended February 28, 2001, we sold our building in Butler, New Jersey that was previously used as a manufacturing site by our Interconnect Division. Net proceeds from the sale of the building were approximately $660,000, versus a carrying amount of approximately $980,000, and we recorded the resultant loss of $320,000 as an operating expense in our consolidated financial statements. We also sold a parcel of land located near our Wenatchee campus. The selling price and carrying value of the land and improvements were both approximately $930,000. During our fourth quarter ended May 31, 2001, we sold substantially all of the assets used in the fabrication portion of our U.S. Aerospace’s Group’s Engineering & Fabrication Division. The selling price of the assets was approximately

$250,000. Within the U.S. Electronic Group’s Display Division we sold the equipment, inventory, and intellectual property used to produce low power relays during the fourth quarter of fiscal year 2001. Gross proceeds from the sale were $400,000.

Potential Sale of the European Aerospace Group

On October 31, 2000, we announced our intention to sell our European Aerospace Group in order to reduce our outstanding 11¼% senior subordinated notes. As of May 31, 2001, we had approximately $64 million in principal amount of 11¼% senior subordinated notes outstanding. Because we are in the process of seeking buyers for our European Aerospace Group, we do not know whether we will be successful in selling that group and, if successful, we do not know the amount of net proceeds that would be available to reduce our 11¼% senior subordinated notes or our approximately $13.7 million of 18% senior secured notes. We are required to pay our senior secured lenders at least $7.5 million upon the sale of our European Aerospace Group. Although at this time we have not committed to the sale of the group, we have received several bona-fide preliminary and final offers to purchase the group. If these offers approximate the final negotiated sales price for the group and we commit to the sale of the group, the offers indicate that we will incur an impairment loss related to goodwill and equipment of approximately $37 million. Consequently, we recorded an impairment loss related to our European Aerospace Group goodwill of $25 million for the quarter ended February 28, 2001, and an additional impairment loss of $12 million related to goodwill and equipment for the quarter ended May 31, 2001. We are still in the process of selling the European Aerospace Group and hope to have the sale finalized during our first or second quarter of fiscal year 2002.

18% Senior Secured Loan

On March 1, 2001, we borrowed approximately $13.8 million from four institutional lenders. The loan bears interest at 18% per annum, payable quarterly, and has a two-year term. We have the right to defer and accrue a portion of the interest on the loan, up to 1¼% per quarter, for up to a year at the time of any interest payment. We exercised this right for our interest payments made in March and June 2001. The loan is secured by our assets, the assets of our U.S. subsidiaries, the common stock of all our operating subsidiaries, and other intangibles. We have used approximately $9.5 million of the proceeds from the loan to repay our revolving line of credit in the U.S. and to pay the interest payment on our 11¼% senior subordinated notes that was due on February 1, 2001. The remaining portion of the proceeds from the secured loans has been used to repay other indebtedness, to pay the costs related to the loan transaction, and for general corporate purposes. In connection with the secured loan, we issued warrants to purchase an aggregate of 4,036,978 shares of our common stock at an exercise price of $.001 per share to the lenders. The value of these warrants using the Black Scholes valuation model is $1.6 million at March 1, 2001, and is being amortized over the life of the loan using the straight line method of amortization, as interest expense. In addition, we paid a commission of approximately $415,000 to the placement agent that represented us in the transaction, and we issued warrants to purchase up to 692,074 shares of our common stock to the placement agent, at an exercise price of $.4062 per share. The value of the placement agent’s warrants using the Black Scholes valuation model is $250,000 and is being amortized over the life of the loan using the straight line method of amortization, as interest expense.

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

Subsequent Event

Effective June 1, 2001, we sold substantially all of the assets of the U.S. Aerospace Group’s Casting Division location in Entiat, Washington to two newly formed limited liability companies owned by a private company. The purchase price was approximately $4.6 million, which consisted of approximately $1.5 million in cash (including $160,000 to be paid into escrow by the purchasers within 120 days after closing and held for possible post-closing adjustments), a $1.0 million long-term note payable to Pacific Aerospace, units in the newly created limited liability companies valued by the parties at $1.0 million, and the assumption of $1.1 million in liabilities. We used the cash proceeds to retire certain long-term debt related to the Entiat assets and to pay closing costs related to the transaction. The long-term note bears interest at 7% and is payable in quarterly installments, interest only for the first year and then principal and interest for five additional years. Due to the uncertainties of payment under this note, we have fully reserved against it as of the closing date and it is not shown as an asset on our balance sheet. The units in the newly created limited liability companies have certain preferential rights, including an accumulating preferred return equal to 5% of the par value of then outstanding units and put rights subject to certain restrictions and limitations. Due to the inability to accurately estimate the fair market value of the units, and the uncertainty surrounding any such value, we have assigned no value to the units for financial statement purposes.

See also Note 24(b) in the Notes to Consolidated Financial Statements contained in Item 8 for additional subsequent events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate and variable rates. Our fixed-rate debt obligations are generally not callable until maturity and therefore market fluctuations in interest rates will not affect our earnings for the period. Our variable rate debt obligations represent approximately 2% of our total debt obligations. Based upon these facts, we do not consider the market risk exposure for interest rates to be material. The fair value of such instruments approximates their face value, except for our 11¼% senior subordinated notes, which as of May 31, 2001, we believe were trading on the open market for approximately 50% of face value.

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

ITEM 8.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Pacific Aerospace & Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Pacific Aerospace & Electronics, Inc. as of May 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended May 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our report dated July 27, 2001, we did not express an opinion on the 2001 consolidated financial statements due to material uncertainties relating to the Company’s ability to continue as a going concern. As disclosed in note 24(b) to the consolidated financial statements, during March 2002, the Company entered into a restructuring transaction which exchanged certain debt for new debt with more favorable terms, preferred stock, and common stock. Accordingly, our present opinion on the 2001 consolidated financial statements, as presented herein, is different from our previous report.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Aerospace & Electronics, Inc. as of May 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency at May 31, 2001, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in notes 3 and 24b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   KPMG LLP

Seattle, Washington
July 27, 2001, except as to note 24b which is as of May 17, 2002

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
May 31, 2000 and 2001

	2000	2001

Assets
Current assets:
Cash and cash equivalents	$2,154,000	4,095,000
Accounts receivable, net of allowance for doubtful accounts, sales returns and allowances of $619,000 in 2000 and $451,000 in 2001	21,210,000	19,101,000
Inventories	27,849,000	22,994,000
Deferred income taxes	872,000	115,000
Prepaid expenses and other	1,668,000	666,000

Total current assets	53,753,000	46,971,000

Property, plant and equipment, net	44,076,000	26,754,000

Other assets:
Costs in excess of net book value of acquired subsidiaries, net of accumulated amortization of $2,659,000 in 2000 and $202,000 in 2001	38,291,000	351,000
Patents, net of accumulated amortization of $509,000 in 2000 and $428,000 in 2001	1,158,000	735,000
Deferred financing costs, net of accumulated amortization of $1,433,000 in 2000 and $2,477,000 in 2001	3,597,000	5,597,000
Deferred income taxes	2,303,000	—
Other	404,000	408,000

Total other assets	45,753,000	7,091,000

	$143,582,000	80,816,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,630,000	12,639,000
Accrued liabilities	4,589,000	5,209,000
Accrued interest	2,372,000	2,831,000
Current portion of long-term debt	1,098,000	929,000
Current portion of capital lease obligations	504,000	329,000
Line of credit	5,379,000	—

Total current liabilities	24,572,000	21,937,000
Long-term liabilities:
Long-term debt, net of current portion	4,161,000	16,969,000
Capital lease obligations, net of current portion	1,065,000	1,005,000
Senior subordinated notes payable	63,700,000	63,700,000
Deferred income taxes	—	2,077,000
Deferred rent and other	316,000	242,000

Total liabilities	93,814,000	105,930,000

Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 34,529 and no shares issued and outstanding at May 31, 2000 and 2001, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,283,621 and 38,833,151 shares issued and outstanding at May 31, 2000 and 2001, respectively	30,000	39,000
Additional paid-in capital	83,173,000	86,917,000
Accumulated other comprehensive loss	(6,250,000)	(9,165,000)
Accumulated deficit	(27,185,000)	(102,905,000)

Total stockholders’ equity (deficit)	49,768,000	(25,114,000)
Commitments, contingencies and subsequent event	—	—

	$143,582,000	80,816,000

See accompanying notes to consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
Years ended May 31, 1999, 2000 and 2001

	1999	2000	2001

Net sales	$107,366,000	112,694,000	109,288,000
Cost of sales	86,302,000	92,063,000	101,048,000

Gross profit	21,064,000	20,631,000	8,240,000
Operating expenses	22,039,000	24,533,000	67,201,000

Loss from operations	(975,000)	(3,902,000)	(58,961,000)

Other income (expense):
Interest income	532,000	97,000	15,000
Interest expense	(8,672,000)	(9,959,000)	(10,027,000)
Other	(6,393,000)	33,000	201,000

Total other expense	(14,533,000)	(9,829,000)	(9,811,000)

Loss before income tax benefit (expense) and extraordinary item	(15,508,000)	(13,731,000)	(68,772,000)
Income tax benefit (expense)	2,639,000	(21,000)	(6,948,000)

Loss before extraordinary item	(12,869,000)	(13,752,000)	(75,720,000)
Extraordinary item, net of tax of $362,000	—	703,000	—

Net loss	(12,869,000)	(13,049,000)	(75,720,000)
Other comprehensive loss:
Foreign currency translation	(1,727,000)	(4,523,000)	(2,915,000)

	1999	2000	2001

Income tax benefit (expense)	587,000	(587,000)	—
Valuation of available for sale securities	436,000	—	—

Total other comprehensive loss	(704,000)	(5,110,000)	(2,915,000)

Comprehensive loss	$(13,573,000)	(18,159,000)	(78,635,000)

Net loss per share:
Basic	$(0.74)	(0.59)	(2.15)
Diluted	(0.74)	(0.59)	(2.15)
Shares used in computation of net loss per share:
Basic	17,359,491	21,955,473	35,283,347
Diluted	17,359,491	21,955,473	35,283,347

See accompanying notes to consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)
Years ended May 31, 1999, 2000 and 2001

	Series B
	convertible preferred stock		Common stock		Additional
					paid-in
	Shares	Amount	Shares	Amount	capital

Balance at May 31, 1998	100,000	$—	15,395,723	$15,000	57,830,000
Issuance of preferred stock, net of issuance costs of $370,000	70,000	—	—	—	6,630,000
Issuance of common stock for services	—	—	590,000	1,000	1,769,000
Cancellation of warrants	—	—	—	—	(360,000)
Valuation of available for sale securities	—	—	—	—	—
Foreign currency translation adjustment, net of tax effect of $587,000	—	—	—	—	—
Issuance of common stock on conversion of Series B preferred stock	(8,965)	—	545,114	—	—
Issuance of common stock under employee stock purchase plan, net of related expenses of $4,000	—	—	41,942	—	72,000
Sale of common stock for cash, net of issuance costs of $344,000	—	—	2,585,000	3,000	4,823,000
Common shares redeemed in connection with a prior acquisition	—	—	(225,000)	—	(1,488,000)
Net loss	—	—	—	—	—

Balance at May 31, 1999	161,035	—	18,932,779	19,000	69,276,000
Issuance of common stock under employee stock purchase plan, net of related expenses of $12,000	—	—	142,696	—	163,000
Sale of common stock for cash, net of issuance costs of $788,000	—	—	1,598,000	1,000	4,005,000
Issuance of warrants	—	—	—	—	60,000
Exercise of warrants for cash, net	—	—	25,000	—	86,000
Issuance of common stock in exchange for senior subordinated notes	—	—	2,902,806	3,000	9,650,000
Issuance of common stock on conversion of Series B preferred stock, net of issuance costs of $60,000	(126,506)	—	6,682,340	7,000	(67,000)
Foreign currency translation adjustment, net of tax effect of $587,000	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at May 31, 2000	34,529	—	30,283,621	30,000	83,173,000
Issuance of common stock under employee stock purchase plan, net of related expenses of $10,000	—	—	407,090	1,000	167,000
Issuance of common stock on conversion of Series B preferred stock, net of issuance costs of $18,000	(34,529)	—	2,809,094	3,000	(21,000)
Sale of common stock and warrants for cash, net of issuance costs of $173,000	—	—	1,142,860	1,000	1,712,000
Exercise of warrants for cash, net	—	—	4,190,486	4,000	—
Issuance of warrants	—	—	—	—	1,886,000
Foreign currency translation adjustment	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at May 31, 2001	—	$—	38,833,151	$39,000	86,917,000

	Accumulated		Total
	other		stockholders'
	comprehensive	Accumulated	equity
	loss	deficit	(deficit)

Balance at May 31, 1998	(436,000)	(1,267,000)	56,142,000
Issuance of preferred stock, net of issuance costs of $370,000	—	—	6,630,000
Issuance of common stock for services	—	—	1,770,000
Cancellation of warrants	—	—	(360,000)
Valuation of available for sale securities	436,000	—	436,000
Foreign currency translation adjustment, net of tax effect of $587,000	(1,140,000)	—	(1,140,000)
Issuance of common stock on conversion of Series B preferred stock	—	—	—
Issuance of common stock under employee stock purchase plan, net of related expenses of $4,000	—	—	72,000
Sale of common stock for cash, net of issuance costs of $344,000	—	—	4,826,000
Common shares redeemed in connection with a prior acquisition	—	—	(1,488,000)
Net loss	—	(12,869,000)	(12,869,000)

Balance at May 31, 1999	(1,140,000)	(14,136,000)	54,019,000
Issuance of common stock under employee stock purchase plan, net of related expenses of $12,000	—	—	163,000
Sale of common stock for cash, net of issuance costs of $788,000	—	—	4,006,000
Issuance of warrants	—	—	60,000
Exercise of warrants for cash, net	—	—	86,000
Issuance of common stock in exchange for senior subordinated notes	—	—	9,653,000
Issuance of common stock on conversion of Series B preferred stock, net of issuance costs of $60,000	—	—	(60,000)
Foreign currency translation adjustment, net of tax effect of $587,000	(5,110,000)	—	(5,110,000)
Net loss	—	(13,049,000)	(13,049,000)

Balance at May 31, 2000	(6,250,000)	(27,185,000)	49,768,000
Issuance of common stock under employee stock purchase plan, net of related expenses of $10,000	—	—	168,000
Issuance of common stock on conversion of Series B preferred stock, net of issuance costs of $18,000	—	—	(18,000)
Sale of common stock and warrants for cash, net of issuance costs of $173,000	—	—	1,713,000
Exercise of warrants for cash, net	—	—	4,000
Issuance of warrants	—	—	1,886,000
Foreign currency translation adjustment	(2,915,000)	—	(2,915,000)
Net loss	—	(75,720,000)	(75,720,000)

Balance at May 31, 2001	(9,165,000)	(102,905,000)	(25,114,000)

See accompanying notes to consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended May 31, 1999, 2000 and 2001

	1999	2000	2001

Cash flow from operating activities:
Net loss	$(12,869,000)	(13,049,000)	(75,720,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,705,000	7,741,000	7,334,000
Allowance on note receivable and guarantees	2,884,000	—	—
Impairment of certain long lived assets	3,275,000	5,304,000	48,946,000
Writedown of inventories	2,208,000	—	1,600,000
Realized loss on investment	4,943,000	19,000	—
Gain on early extinguishment of debt	—	(703,000)	—
Other nonoperating (income) expenses	750,000	(8,000)	(144,000)
Income tax (benefit) expense	(4,287,000)	151,000	5,844,000
Changes in operating assets and liabilities:
Accounts receivable	(121,000)	3,250,000	1,661,000
Inventories	543,000	(3,072,000)	2,445,000
Prepaid expenses and other current assets	(421,000)	(137,000)	(347,000)
Other assets	1,077,000	(2,307,000)	(114,000)
Accounts payable, accrued liabilities and other liabilities	(5,059,000)	(2,396,000)	6,895,000

Net cash used in operating activities	(372,000)	(5,207,000)	(1,600,000)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(8,040,000)	(4,867,000)	(3,710,000)
Acquisition of subsidiaries	(69,752,000)	(1,350,000)	—
Proceeds from sale of property, plant and equipment	—	—	2,254,000
Issuance of notes receivable	(1,458,000)	(1,505,000)	—
Other changes, net	(24,000)	49,000	(20,000)

Net cash used in investing activities	(79,274,000)	(7,673,000)	(1,476,000)

Cash flow from financing activities:
Net borrowings (repayments) under line of credit	(1,511,000)	5,218,000	319,000
Proceeds from long-term debt	72,160,000	—	4,802,000
Payments on long-term debt and capital leases	(5,752,000)	(2,603,000)	(1,698,000)
Proceeds from sale of common stock and warrants, net	4,898,000	4,169,000	1,863,000
Proceeds from sale of preferred stock, net	6,630,000	(60,000)	—
Proceeds from exercise of warrants	—	86,000	4,000
Other changes, net	—	24,000	—

Net cash provided by financing activities	76,425,000	6,834,000	5,290,000

Net increase (decrease) in cash and cash equivalents	(3,221,000)	(6,046,000)	2,214,000
Effect of exchange rates on cash	(106,000)	66,000	(273,000)
Cash and cash equivalents at beginning of year	11,461,000	8,134,000	2,154,000

Cash and cash equivalents at end of year	$8,134,000	2,154,000	4,095,000

Supplemental cash flow:
Cash paid during the year for:
Interest	$5,296,000	9,563,000	8,524,000
Income taxes	411,000	2,232,000	295,000
Acquisition of subsidiaries:
Fair value of assets acquired and resulting goodwill, excluding cash	86,593,000	9,801,000	—
Liabilities assumed	16,811,000	5,814,000	—
Noncash investing and financing activities:
Seller financed acquisition of property, plant and equipment	241,000	—	—
Conversion of notes and accrued interest to common stock	—	11,457,000	—
Short-term obligations refinanced with long-term debt	—	—	9,306,000
Reclassification of property, plant and equipment to other assets	1,217,000	—	—
Issuance of warrants in connection with debt	—	—	1,886,000

See accompanying notes to consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(1)	Description of Business and Basis of Presentation

(a)	Description of Business

Pacific Aerospace & Electronics, Inc., headquartered in Wenatchee, Washington, is an international engineering and manufacturing company which develops, manufactures and markets high performance electronic and metal components and assemblies for the aerospace, defense, electronics, medical, energy, telecommunications, and transportation industries. The consolidated financial statements include the accounts of Pacific Aerospace & Electronics, Inc. and its wholly owned subsidiaries (collectively, the “Company”).

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

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. This statement permits a company to choose either the fair-value method or the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic-value based method of accounting for stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosure of net income (loss) and earnings (loss) per share computed as if the fair-value based method had been applied in financial statements of companies that continue to account for such arrangements under APB Opinion No. 25. The Company has elected to continue to record stock-based compensation using the APB Opinion No. 25 intrinsic-value-based method and, therefore, the adoption of SFAS No. 123 has not significantly impacted the Company’s financial positions, results of operations, or liquidity.

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

The functional currency of the Company’s foreign subsidiaries is the local currency of the country in which the subsidiary is incorporated. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange during the reporting period. The net gain or loss resulting from translation is shown as a foreign currency translation adjustment and is included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in other income or expense in the consolidated statements of operations. There were no significant foreign currency transaction gains or losses for the years ended May 31, 1999, 2000 and 2001.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(l)	Comprehensive Loss

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of consolidated financial statements. The Company’s other comprehensive income (loss) primarily consists of foreign currency translation adjustments.

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. We will adopt the provision of SFAS No. 133 in the first quarter of fiscal year 2002. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company’s consolidated financial statements.

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

(3)	Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Cash used in operating activities was $1,600,000 for fiscal year 2001 compared to $5,207,000 and $372,000 in fiscal years 2000 and 1999, respectively. The Company’s future success will depend heavily on its ability to generate cash from operating activities and to meet its obligations as they become due. The Company is focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to possible staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls. The Company has also downsized, closed, sold or is in process of selling certain of its subsidiaries that have continued to produce negative cash flow from operations. The Company is also in process of selling its European Aerospace Group to substantially reduce its debt and corresponding interest expense. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional common stock or sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash from operations, to sell additional common stock, or to sell its assets for amounts in excess of book value.

The Company’s existing cash and credit facilities will not be sufficient to meet its obligations as they become due. Consequently, the Company will need to obtain additional cash. The Company’s actual cash needs will depend primarily on the amount of cash generated from or used by its operations and financing activities. The Company cannot predict accurately the amount or timing of its future cash needs. The Company’s semi-annual interest payment of approximately $3.6 million on its 11¼% senior subordinated

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

notes was due on August 1, 2001. The Company did not make that payment at that time and does not currently have sufficient cash to make the interest payment on its 11¼% senior subordinated notes. The Company will also need to raise additional cash to make future interest payments on the Senior Notes, as well as other debt instruments, and to fund its operations. If the Company is unable to obtain sufficient cash when needed to fund its operations, to make these interest payments, and to pay our other obligations when due, it may be forced to seek protection from creditors under the bankruptcy laws.

The Company’s ability to obtain additional cash if and when needed could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See also Note 24(b) for events subsequent to May 31, 2001.

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

During the year ended May 31, 1999 the Company determined that due to continued losses related to the U.S. Electronics Group’s Displays Division, a impairment of approximately $4.7 million existed at that division. The impairment was comprised of goodwill, $3.6 million, and personal property, $1.1 million. The carrying amount of goodwill was $3.6 million prior to the impairment charge and $0 after the impairment charge. The carrying amount of personal property, which consisted of manufacturing equipment, computer hardware, and office furniture, was $3.5 million before the impairment charge and $2.4 million after the impairment charge. Also, during the year ended May 31, 1999 the Company recognized an impairment charge of $0.2 million to reduce the carrying value, $1.6 million, of manufacturing equipment used in the Electronics Group’s Interconnect Division to its estimated fair value, $1.4 million.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

During the year ended May 31, 2000 due to continuing losses, weakness in the commercial aerospace and transportation industries and cancellation and postponement of projects by major customers in our Engineering & Fabrication Division, the Company’s evaluation of long-lived assets resulted in the realization of a $4.6 million impairment of goodwill and a $600,000 property impairment related to the Company’s U.S. Aerospace Group. The carrying amount of the goodwill was $6.6 million prior to the impairment charge and $2.0 million after the impairment charge. The carrying amount of the personal property, which consisted of manufacturing equipment, was $600,000 prior to the impairment charge and $0 after the impairment charge.

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

Within the U.S. Aerospace Group, the Company recognized an impairment charge of $5.5 million to reduce the $6.4 million carrying value of property and manufacturing equipment used at the Company’s U.S. Aerospace Group’s Casting Division’s Entiat, Washington location to net realizable value, approximately $0.9 million. The Company recognized a $0.8 million impairment charge to reduce the carrying value of the manufacturing equipment located at its Tacoma casting location to zero, the estimated net realizable value. The Company also recognized charges of $3.3 million to reduce the $3.5 million carrying value of goodwill and manufacturing equipment used in the Engineering & Fabrication Division to estimated net realizable value, $0.2 million.

Within the U.S. Electronic Group, the Company recognized a charge of $0.6 million to reduce the $1.0 million of manufacturing equipment used to produce low power relays to its net realizable value, $0.4 million. The Company recognized a $320,000 charge to reduce the carrying value of an unused manufacturing facility of $980,000 to net realizable value, $660,000.

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

(5)	Segment Information and Concentration of Risk

The Company is organized into three operational segments, “U.S. Aerospace,” “European Aerospace,” and “U.S. Electronics.” The Aerospace segments are primarily comprised of machined, formed and cast metal product operations. Net sales of the Aerospace segments include sales to customers in the aerospace, defense and transportation industries. Net sales of the Electronics segment also include sales to customers in the aerospace and defense industries. Historically, these segments have been cyclical and sensitive to general economic and industry specific conditions. In particular, the aerospace industry, in recent years, has been adversely affected by a number of factors, including reduced demand for commercial aircraft, a decline in military spending, postponement of overhaul and maintenance of aircraft, increased fuel and labor costs, increased regulations, and intense price competition, among other factors. In addition, there is no assurance that general economic conditions will not lead to a downturn in demand for core components and products of the Company, in each of its operational segments.

Presented below is the Company’s operational segment information. In addition, all operational segments identified as “U.S.” and Corporate are located within the U.S. while the operations and assets of the “European Aerospace” segment are located within the United Kingdom. Identifiable assets are those assets used in the Company’s operations in each segment, and do not include advances or loans between the business segments. Corporate assets are identified below, and no allocations were necessary for assets used jointly by the segments.

Year ended May 31, 1999:

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

				Corporate,
	U.S.	European	U.S.	other and
	Aerospace	Aerospace	Electronics	eliminations	Total

Net sales to customers	$31,096,000	52,814,000	23,456,000	—	107,366,000
Net sales between segments	239,000	—	—	(239,000)	—
Income (loss) from operations	2,148,000	7,468,000	(6,220,000)	(4,371,000)	(975,000)
Identifiable assets	26,655,000	90,125,000	21,735,000	20,212,000	158,727,000
Capital expenditures	2,438,000	1,679,000	2,541,000	2,453,000	9,111,000
Depreciation and amortization	1,659,000	3,170,000	1,684,000	192,000	6,705,000
Interest income	—	17,000	19,000	496,000	532,000
Interest expense	419,000	3,516,000	202,000	4,535,000	8,672,000

Year ended May 31, 2000:

				Corporate,
	U.S.	European	U.S.	other and
	Aerospace	Aerospace	Electronics	eliminations	Total

Net sales to customers	$31,483,000	56,913,000	24,298,000	—	112,694,000
Net sales between segments	351,000	—	—	(351,000)	—
Income (loss) from operations	(5,820,000)	2,628,000	6,245,000	(6,955,000)	(3,902,000)
Identifiable assets	32,553,000	75,585,000	23,018,000	12,426,000	143,582,000
Capital expenditures	1,518,000	1,254,000	1,300,000	795,000	4,867,000
Depreciation and amortization	2,235,000	3,702,000	1,367,000	437,000	7,741,000
Interest income	—	35,000	—	62,000	97,000
Interest expense	353,000	4,349,000	129,000	5,128,000	9,959,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

Year ended May 31, 2001:

				Corporate,
	U.S.	European	U.S.	other and
	Aerospace	Aerospace	Electronics	eliminations	Total

Net sales to customers	$29,121,000	51,597,000	28,570,000	—	109,288,000
Net sales between segments	491,000	—	—	(491,000)	—
Income (loss) from operations	(19,451,000)	(35,010,000)	2,809,000	(7,309,000)	(58,961,000)
Identifiable assets	17,177,000	34,419,000	17,102,000	12,118,000	80,816,000
Capital expenditures	713,000	2,111,000	571,000	315,000	3,710,000
Depreciation and amortization	2,204,000	3,180,000	1,394,000	556,000	7,334,000
Interest income	—	8,000	—	7,000	15,000
Interest expense	385,000	3,976,000	138,000	5,528,000	10,027,000

The Company had net sales to one customer comprising greater than 10% of each year’s net sales, aggregating 12%, 10% and 12.5% in the years ended May 31, 1999, 2000 and 2001, respectively.

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

The Company currently purchases aluminum and other raw materials from a limited number of suppliers. Although there are a limited number of potential suppliers of such raw materials, management believes that other suppliers could provide these raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing, increased costs, and a possible loss of sales, which could have a material adverse effect on the manufacturing and delivery of the Company’s products. The Company purchased $2,772,000, $2,656,000 and $4,623,000 from one supplier during the years ended May 31, 1999, 2000 and 2001, respectively.

The Company purchases other raw materials, of lesser significance, which are available from a limited number of suppliers.

At May 31, 2001, the Company had purchase commitments for raw materials aggregating $1,722,000.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(6)	Business Acquisitions

In July 1998, the Company purchased all of the outstanding stock of Aeromet International PLC (“Aeromet”). The purchase price consisted of £42,000,000 (approximately $68,875,000) in cash and acquisition costs of $542,000 for a total of $69,417,000.

The purchase price and related acquisition costs were allocated as follows:

Current assets	$27,529,000
Equipment	18,177,000
Cost in excess of net book value	39,884,000
Liabilities assumed	(16,173,000)

Total	$69,417,000

Effective for accounting purposes in June 1999, the Company acquired all of the outstanding stock of Skagit Engineering & Manufacturing, Inc. (“Skagit”) for $1,300,000 in cash.

The purchase price was allocated as follows:

Current assets	$1,551,000
Property, plant and equipment	1,369,000
Cost of in excess of net book value	1,683,000
Liabilities assumed	(3,303,000)

Total	$1,300,000

Effective for accounting purposes in May 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Nova-Tech Engineering, Inc. (“Nova-Tech”). The purchase price consisted of $2,500,000 in the forgiveness of a note receivable, intercompany accounts receivable of $137,000, and $50,000 cash for a total of $2,687,000.

The purchase price was allocated as follows:

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

Current assets	$873,000
Furniture and equipment	387,000
Cost in excess of net book value	3,938,000
Liabilities assumed	(2,511,000)

Total	$2,687,000

The business combinations described above have been accounted for using the purchase method. Accordingly, assets and liabilities have been recorded at their fair value at acquisition date. Operating results of these acquired companies are included in the Company’s consolidated statements of operations from the respective acquisition dates. In fiscal year 2001, costs in excess of net book value of acquired subsidiaries in the amounts of $33.0 million relating to Aeromet and $1.8 million relating to Skagit, were written off due to impairment. In fiscal year 2000, subsequent to the business combinations, costs in excess of net book value of acquired subsidiaries in the amounts of $1,000,000 relating to Skagit and $2,400,000 relating to Nova-Tech, were written off due to impairment. Amounts written off are included in operating expense.

The following summary, prepared on a pro forma basis, presents the unaudited consolidated condensed results of operations of the Company, as if the fiscal year 2000 business acquisitions were made as of the first day of the immediately preceding fiscal year in which the entities were acquired. There are no material adjustments which impact the summary.

(unaudited) Year ended
May 31, 2000

Net sales	$117,965,000
Loss from operations	(11,457,000)
Net loss	(17,302,000)
Net loss per share:

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

Year ended
May 31, 2000

(unaudited)
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

Balance at May 31, 1999	$553,000
Charged to operating expense	305,500
Charged to net sales	2,500
Specific account balance write-off	(234,000)
Effect of exchange rates	(8,000)

Balance at May 31, 2000	619,000
Charged to operating expense	3,000
Specific account balance write-off	(163,000)
Effect of exchange rates	(8,000)

Balance at May 31, 2001	$451,000

(8)	Inventories

Inventories at May 31 consist of the following:

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

	2000	2001

Raw materials	$7,204,000	5,032,000
Work in progress	13,581,000	10,990,000
Finished goods	7,064,000	6,972,000

	$27,849,000	22,994,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(9)	Property, Plant and Equipment

Property, plant and equipment, including assets under capital lease arrangements, at May 31 consist of the following:

	2000	2001

Land	$2,046,000	1,081,000
Buildings	8,687,000	5,687,000
Leasehold improvements	3,509,000	3,693,000
Machinery and equipment	52,213,000	28,190,000
Office equipment, furniture and fixtures	2,998,000	4,134,000

	69,453,000	42,785,000
Less accumulated depreciation and amortization	26,301,000	16,071,000

	43,152,000	26,714,000
Construction and purchases in progress	924,000	40,000

	$44,076,000	26,754,000

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

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(10)	Credit Facility

At May 31, 2000, the Company’s primary banking relationships included a revolving line of credit of up to $6.3 million in the U.S. and a revolving line of credit of up to approximately $5.0 million (£3.5 million) in the U.K. Both of these credit facilities have been replaced with a senior secured term loan of $13.8 million from four institutional lenders. The loan bears interest at 18% per annum, payable quarterly, and has a two-year term. The Company has the right to defer and accrue a portion of the interest on the loan, up to 5% per year, for up to a year at the time of any interest payment. The loan is secured by the Company’s assets, the assets of its United States subsidiaries, and other intangibles. This senior secured loan is a term loan rather than a revolving loan. As a result, if the Company makes payments of principal before the loan’s maturity, additional loan proceeds will not become available, and the loan will not provide an additional source of cash to fund the Company’s operations or to meet the Company’s obligations as they become due.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(11)	Long-Term Debt

Long-term debt at May 31 consists of the following:

	2000	2001

Note payable to four institutional lenders, quarterly interest payments at 18% with 5% deferred up to one year, with principal balance due in full March 2003	$—	13,731,000
Industrial revenue bond payable to a bank in monthly installments of $19,200, including interest at 8.12%, through July 2004	787,000	613,000
Note payable to a bank in monthly installments of $7,000, including interest at LIBOR plus 2% (6.12% at May 31, 2001), with the remaining principal balance due in full in March 2008	658,000	628,000
Subordinated note payable to the City of Entiat in monthly installments of $7,300, including interest at 8%, with the principal balance due in full in May 2001	410,000	363,000
Notes payable to a financing company for certain equipment in aggregate monthly installments of $58,000, including interest at 9% to 10.9%, with maturity dates through 2004	1,701,000	1,232,000
Other notes payable for vehicles and certain equipment in aggregate monthly installments of $22,000, including interest at 1.9% to 10.5% with maturity dates through December 2003	402,000	200,000
Note payable to a bank in monthly installments of $10,127, including interest at LIBOR plus 2.25% (6.43% at May 31, 2001) through June 2008	1,156,000	1,131,000
Note payable to bank in monthly principal installments of $5,000 plus interest at the 30-day commercial paper rate plus 3.25% (9.82% at May 31, 2000) through March 31, 2003	145,000	—

	5,259,000	17,898,000
Less current portion	1,098,000	929,000

Long-term debt, net of current portion	$4,161,000	16,969,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

Subsequent to year end, the industrial revenue bond agreement and the subordinated note to the City of Entiat, as well as several vehicle and equipment loans, were repaid in full using proceeds from the sale of the U.S. Aerospace Group’s Casting facility located in Entiat, Washington.

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

Scheduled principal maturities of long-term debt at May 31, 2001 are as follows for each of the following fiscal year-ends:

2002	$929,000
2003	14,586,000
2004	634,000
2005	175,000
2006	181,000
Thereafter	1,393,000

$17,898,000

Long-term debt is secured by substantially all assets of the Company. See also Note 24(b) for events subsequent to May 31, 2001.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(12)	Senior Subordinated Notes Payable

In July 1998, the Company completed a $75 million debt offering of 11¼% Senior Subordinated Notes (the “Notes”) due in August 2005 (the “Offering”). The Notes are unconditionally guaranteed on a senior subordinated basis by the Company’s U.S. subsidiaries.

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

See also Note 24(b) for events subsequent to May 31, 2001.

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

The Company leases certain property, plant and equipment under capital lease agreements that expire at various dates through 2008. Capital lease obligations are secured by the underlying leased assets. Aggregate minimum payments to be made under these agreements at May 31, 2001 are as follows for each of the following fiscal year-ends:

2002	$380,000
2003	338,000
2004	324,000
2005	241,000
2006	155,000
Thereafter	170,000

1,608,000
Less amounts representing interest ranging from 6% to 16%	274,000

Present value of net minimum capital lease obligations	1,334,000
Less current portion	329,000

Capital lease obligations, less current portion	$1,005,000

(b)	Operating Leases

The Company leases certain property, plant and equipment under operating lease agreements that expire at various dates through 2018. Aggregate minimum rental payments to be made under these agreements at May 31, 2001 are as follows for each of the following fiscal year-ends:

2002	$4,931,000
2003	4,655,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

2004	3,822,000
2005	3,676,000
2006	3,271,000
Thereafter	20,619,000

$40,974,000

Total rent expense during the years ended May 31, 1999, 2000 and 2001 amounted to $3,356,000, $4,191,000 and $5,917,000, respectively. Included in rent expense for the year ended May 31, 2001 is an accrual of approximately $500,000 related to the abandonment of certain manufacturing facility operating leases.

(14)	Common Stock

In July 1996, the Company conducted a public offering of 2,250,000 units, each unit composed of one share of the Company’s common stock and a warrant to purchase a share of the Company’s common stock, at a price of $3.125 per unit. At May 31, 2000 and 2001, all of these public warrants were outstanding. In May 2000, the Company extended the expiration date of the public warrants to July 15, 2003. In addition, the Company issued warrants to two underwriters for the purchase of an additional 225,000 units at $3.75 per unit. Each unit is composed of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The warrants entitled the holder to purchase one share of common stock at $4.6875 per share, exercisable any time through July 2001. No underwriter warrants were exercised during the years ended May 31, 1999, 2000 and 2001.

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

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

In July 2000 the Company closed the first of two proposed installments of a $3.5 million private placement of Common Stock to two accredited investors. On that date, the Company issued 1,142,860 shares of Common Stock and warrants to purchase additional shares to the investors for a gross amount of approximately $2.0 million. The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the shares of Common Stock issued or issuable as a result of the transaction (the “Registration Statement”). If the Registration Statement had become effective within 60 days after the first closing a second closing would have occurred and the investors would have paid an additional $1.5 million and received 857,140 additional shares of Common Stock. However, the Registration Statement did not become effective within 60 days of the first closing and consequently the second installment did not close. In addition the Company also issued to the investors certain adjustable, vesting, and closing warrants to purchase additional shares of the Company’s common stock. The adjustable warrants permitted the investors to acquire additional shares of common stock at an exercise price of $.001 per share if the market price of the Company’s common stock did not achieve and maintain a specific price during each of the three vesting periods. Subsequent to issuance of the adjustable warrants the Company negotiated an amendment to the adjustable warrants, which replaced the variable calculation of shares to be acquired with a fixed number of shares. In February 2001, the investors exercised the adjustable warrants in full, as so amended, for the exercise price of $.001 per share. As a result of the exercise, the Company delivered to the investors a total of 4,190,486 shares of common stock. The vesting warrants issued under the transaction expired unexercised during February 2001. The closing warrants that entitle the investors to purchase an additional 385,000 shares of our common stock at an exercise price of $2.01 per share remain unexercised and outstanding at May 31, 2001. The closing warrants expire in July 2003.

See also Note 24(b) for events subsequent to May 31, 2001.

(15)	Convertible Preferred Stock — Series B Convertible Preferred Stock

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

See also Note 24(b) for events subsequent to May 31, 2001.

(16)	Warrants

The Company periodically issues warrants to purchase common shares in connection with common stock, preferred stock, debt and certain consulting services. When warrants are issued in exchange for consulting or other services, the warrants are valued using the Black Scholes method or the fair value of the services received, whichever is more reasonably determinable. The value of the warrants are recorded as additional paid in capital and a deferred expense amortizable over the term of the services to be received. A summary of the Company’s warrants, excluding warrants issued in connection with the public offering in July 1996, is as follows:

		Weighted
		average price
	Warrants	of shares

Balance at May 31, 1998	1,676,388	$4.360
Granted	97,221	7.200
Exercised	(1,290,000)	4.620

Balance at May 31, 1999	483,609	4.240
Granted	200,000	6.500
Canceled	(25,000)	3.450

Balance at May 31, 2000	658,609	4.960
Granted	9,383,688	0.098
Exercised	(4,190,486)	0.001
Canceled	(273,609)	6.870

Balance at May 31, 2001	5,578,202	$0.471

The following summarizes warrants outstanding, excluding warrants issued in connection with the public offering in July 1996, at May 31, 2001:

	Warrants outstanding and exercisable

		Weighted
		average	Weighted
Range of		remaining	average
Exercise	Number	contractual	exercise
prices	outstanding	life	price

$0.001-1.99	4,808,202	4.81	$0.03
2.00-3.99	620,000	2.31	2.19
4.00-5.99	50,000	1.92	5.50
6.00-7.99	50,000	1.92	7.50
8.00-9.99	50,000	1.92	9.50

	5,578,202

(17)	Compensation Plans

(a)	Long-Term Investment and Incentive Plan

The Company has two long-term stock investment and incentive plans. The “1996 Plan” awards directors, officers, key employees and other key individuals with stock options, stock appreciation rights, stock and cash bonuses, restricted stock, or performance units. Under the 1996 Plan, the exercise price of options issued is not less than fair-market value at the date of grant. In October 1999, the Company adopted the “1999 Plan” which effectively reserved an additional 4,000,000 shares of common stock for issuance. The 1999 Plan is identical to the 1996 Plan in form with exception to certain provisions stipulating the expiration of options granted to employees who are subsequently terminated. Options expire ten years from the grant date under both plans.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

As of May 31, 2000 and 2001, the Company had not issued any stock appreciation rights, stock and cash bonuses, restricted stock, or performance units under either plan.

(b)	Independent Director Stock Plan

The Company has an Independent Director Stock Plan under which nonemployee directors of the Company are awarded common stock and stock options of the Company for serving on its board of directors. The plan authorizes and reserves for issuance a maximum of 500,000 common shares. At May 31, 2000 and 2001, 380,804 and 338,304 shares, respectively, were available for future issuance. During the year ended May 31, 1999, 600 shares and 56,637 options were issued under the plan. During the year ended May 31, 2000, 40,000 options were issued and 10,000 options were canceled under the plan. During the year ended May 31, 2001, 42,500 options were issued under the plan. Options issued under the plan during the years ended May 31, 1999 and 2000 vested immediately upon issuance. Of the options issued under the plan during the year ended May 31, 2001, 2,500 vested immediately and 40,000 were unvested. Included in compensation expense was $89,000 for the year ended May 31, 1999, resulting from the shares issued. For the years ended May 31, 1999, 2000 and 2001, 41,942, 86,637 and 129,137 options were outstanding.

(c)	Retirement Plan

The Company maintains a 401(k) plan covering all eligible employees who meet service requirements as provided in the plan. The Company’s contribution to the profit-sharing plan is determined annually by the Board of Directors. The Company contributed $48,000, $59,000 and $70,180 to the plan during the years ended May 31, 1999, 2000 and 2001, respectively.

(d)	Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan in 1999 under which employees are eligible to purchase shares of the Company’s common stock, through payroll deductions, at the lower of 85% of the Company’s stock price on the first day of an offering period or 100% of the Company’s stock price on the last day of an offering period. The first offering period began in November 1998.

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

	1999	2000	2001

Net loss:
As reported	$(12,869,000)	(13,049,000)	(75,720,000)
Pro forma	(14,970,000)	(14,555,000)	(75,848,000)
Net loss per share:
As reported:
Basic	(0.74)	(0.59)	(2.15)
Diluted	(0.74)	(0.59)	(2.15)
Pro forma:
Basic	(0.86)	(0.66)	(2.15)
Diluted	(0.86)	(0.66)	(2.15)
Shares used in computation of net loss per share:
Basic	17,359,491	21,955,473	35,283,347
Diluted	17,359,491	21,955,473	35,283,347

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

A summary of the activity under the Company’s Long-Term Investment and Incentive Plans and Independent Director Stock Plan is as follows:

	Shares of common stock
			Weighted
	Available	Options	average price
	options	under plans	of shares

Balance at May 31, 1998	1,211,925	2,231,116	$5.09
Shares granted	(600)	—	6.06
Options granted	(1,861,025)	1,861,025	2.49
Options expired	40,000	(40,000)	1.98
Options canceled	1,466,056	(1,466,056)	(3.70)
Options terminated	72,500	(72,500)	6.13

Balance at May 31, 1999	928,856	2,513,585	3.29
Options authorized by new plan	4,000,000	—	—
Options granted	(950,000)	950,000	1.62
Options terminated	5,000	(5,000)	2.53

Balance at May 31, 2000	3,983,856	3,458,585	1.61
Options granted	(366,500)	366,500	.38
Options expired	60,000	(60,000)	2.53

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

	Shares of common stock
			Weighted
	Available	Options	average price
	options	under plans	of shares

Options terminated	30,500	(30,500)	2.14

Balance at May 31, 2001	3,707,856	3,734,585	2.42

The following summarizes options from both Long-Term Investment and Incentive plans and the Independent Director Stock plan outstanding at May 31, 2001:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life	price	exercisable	price

$0.01-1.99	1,333,137	8.86	$1.27	1,288,137	$1.28
2.00-3.99	1,793,888	6.45	2.51	1,741,888	2.52
4.00-6.00	607,560	5.17	4.69	607,560	4.69

	3,734,585			3,637,585

(18)	Other Income and Expense

Included in other income and expense during the year ended May 31, 1999 are other than temporary unrealized losses related to the Company’s investment in shares of a public company of $4,943,000 as well as allowances totaling $2,884,000 related to the Company’s guarantees of certain debt and a reserve for an outstanding note receivable.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(19)	Income Taxes

Total income tax benefit (expense) is as follows:

		1999	2000	2001

Current:
Federal		$262,000	—	—
Foreign		(1,422,000)	(41,800)	(1,796,000)
Deferred:
Federal		3,799,000	(8,000)	(4,966,000)
Foreign		—	28,800	(186,000)

	Total	$2,639,000	(21,000)	(6,948,000)

The domestic and foreign components of income (loss) before income tax benefit (expense) were as follows:

	1999	2000	2001

Domestic	$(18,992,000)	(11,421,000)	(29,564,000)
Foreign	3,484,000	(2,310,000)	(39,208,000)

Loss before income tax benefit (expense)	$(15,508,000)	(13,731,000)	(68,772,000)

There are no undistributed earnings of the Company’s foreign subsidiaries for which no U.S. income taxes have been provided at May 31, 2000 and 2001. Current foreign income tax expense during the year ended May 31, 2001, includes $1.7 million due to the disallowance of previously deducted interest expense remitted to the U.S. parent corporation.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

A reconciliation of the U.S. federal statutory tax rate of 34% and the Company’s effective tax rates of 17%, 0% and (10)% during the years ended May 31, 1999, 2000 and 2001, respectively, is as follows:

	1999	2000	2001

Computed expected income tax benefit (expense)	$5,273,000	4,669,000	23,382,000
Difference in foreign income tax rate	—	—	(1,568,000)
Foreign permanent differences	—	—	(12,353,000)
Change in valuation allowance	(2,200,000)	(4,119,000)	(15,750,000)
Other	(434,000)	(571,000)	(659,000)

	$2,639,000	(21,000)	(6,948,000)

Deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Based upon the weight of available evidence, the Company establishes a valuation allowance to reduce the amount of deferred tax assets to the amount it believes will more likely than not be realized in future periods. Significant components of the Company’s deferred tax assets (liabilities) at May 31 are as follows:

	2000	2001

Deferred tax assets:
NOL carryforward	$6,493,000	11,931,000
Unrealized capital loss carryforward	1,550,000	1,557,000
Goodwill	2,408,000	3,229,000
Fixed asset write-off	540,000	3,507,000
Inventory reserve	502,000	1,397,000
Other	387,000	566,000
Valuation allowances	(6,322,000)	(22,072,000)

	5,558,000	115,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

	2000	2001

Deferred tax liabilities — depreciation:
Domestic	1,745,000	1,227,000
International	638,000	850,000

	2,383,000	2,077,000

Net deferred tax asset (liability)	$3,175,000	(1,962,000)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

The Company has net operating loss (NOLs) carryforwards for U.S. federal income tax purposes of approximately $38.1 million, the benefits of which expire in the tax year 2002 through the tax year 2021.

The NOLs created by the Company’s subsidiaries prior to their acquisition and the NOLs created as a consolidated group or groups subsequent to a qualifying tax free merger or acquisition, have limitations related to the amount of usage by each subsidiary or consolidated group as described in the Internal Revenue Code. As a result of these limitations, approximately $2.0 million of the $38.1 million total NOLs at May 31, 2001 will never become available.

(20)	Net Loss Per Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net loss per share is computed on the basis of the weighted average number of common shares outstanding, using the “if-converted” method, and outstanding stock options and warrants, using the “treasury stock” method.

The components of basic and diluted net loss per share at May 31 were as follows:

	1999	2000	2001

Net loss available for common shareholders	$(12,869,000)	(13,049,000)	(75,720,000)

Average outstanding shares of common stock	17,359,491	21,955,473	35,283,347
Dilutive effect of:
Warrants	—	—	—
Stock options	—	—	—

Common stock and common stock equivalents	17,359,491	21,955,473	35,283,347

Net loss per share:
Basic	$(0.74)	(0.59)	(2.15)
Diluted	(0.74)	(0.59)	(2.15)

Options, warrants and convertible stock were not included in the calculation of net loss per share as they are anti-dilutive. The total number of anti-dilutive options and warrants as of May 31, 2001 was 11,607,787.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(21)	Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable, accrued liabilities, and short and long-term borrowings. The fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates, with the exception of the senior subordinated notes payable, which are currently trading at approximately 50% of face value.

(22)	Legal

The Company is currently subject and party to various legal actions arising in the normal course of business. Management believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company’s results of operations or financial condition.

In the normal course of business, the Company disposes of potentially hazardous material which could result in claims related to environmental cleanup. The Company has not been notified of any related claims. The Company is subject to various other environmental and governmental regulations. Although the extent of any noncompliance with those regulations, if any, is not completely ascertainable, management believes the ultimate liability is not likely to have a material adverse effect on the Company’s results of operations or financial condition.

(23)	Consolidating Condensed Financial Statements

The following statements present consolidating condensed financial information of the Company for the indicated periods. The Company’s senior subordinated notes, which were to finance the Aeroment acquisition in July 1998, have been guaranteed by all of the Company’s U.S. wholly owned subsidiaries. The guarantor subsidiaries have fully and unconditionally guaranteed this debt on a joint and several basis. This debt is not guaranteed by the Company’s foreign subsidiaries, which consist of Aeroment and two related holding companies. There are no significant contractual restrictions on the distribution of funds from the guarantor subsidiaries to the parent corporation. The consolidating condensed financial information is presented in lieu of separate financial statements and other disclosures of the guarantor subsidiaries, as management has determined that such information is not material to investors.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(a)	Consolidating condensed balance sheet information at May 31, 2000 is as follows:

		Guarantor	Non-Guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$(184,000)	58,000	2,280,000	—	2,154,000
Accounts receivable, net	—	9,047,000	12,527,000	(364,000)	21,210,000
Inventories	—	17,307,000	10,542,000	—	27,849,000
Other	895,000	1,145,000	500,000	—	2,540,000

Total current assets	711,000	27,557,000	25,849,000	(364,000)	53,753,000

Property, plant and equipment, net	6,340,000	22,995,000	14,741,000	—	44,076,000

Other assets:
Costs in excess of net book value of acquired subsidiaries, net	—	3,296,000	34,995,000	—	38,291,000
Investment in and loans to subsidiaries	111,792,000	72,618,000	—	(184,410,000)	—
Other	5,183,000	2,982,000	(703,000)	—	7,462,000

Total other assets	116,975,000	78,896,000	34,292,000	(184,410,000)	45,753,000

Total assets	$124,026,000	129,448,000	74,882,000	(184,774,000)	143,582,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$667,000	3,729,000	6,598,000	(364,000)	10,630,000
Current portion of long-term debt	170,000	928,000	—	—	1,098,000
Line of credit	5,379,000	—	—	—	5,379,000
Other	2,989,000	2,898,000	1,578,000	—	7,465,000

Total current liabilities	9,205,000	7,555,000	8,176,000	(364,000)	24,572,000

Long-term liabilities:
Long-term debt, net of current portion	64,928,000	2,933,000	—	—	67,861,000
Intercompany loan payable	—	71,484,000	38,957,000	(110,441,000)	—
Other	125,000	706,000	550,000	—	1,381,000

Total long-term liabilities	65,053,000	75,123,000	39,507,000	(110,441,000)	69,242,000

Stockholders’ equity (deficit):

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

		Guarantor	Non-Guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Convertible preferred stock	—	—	—	—	—
Common stock	30,000	56,139,000	33,710,000	(89,849,000)	30,000
Additional paid-in capital	83,173,000	—	—	—	83,173,000
Accumulated other comprehensive loss	(6,250,000)	—	(6,250,000)	6,250,000	(6,250,000)
Accumulated deficit	(27,185,000)	(9,369,000)	(261,000)	9,630,000	(27,185,000)

Total stockholders’ equity (deficit)	49,768,000	46,770,000	27,199,000	(73,969,000)	49,768,000

Total liabilities and stockholders’ equity	$124,026,000	129,448,000	74,882,000	(184,774,000)	143,582,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(b)	Consolidating condensed balance sheet information at May 31, 2001 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1,134,000	3,000	2,958,000	—	4,095,000
Accounts receivable, net	—	6,423,000	12,839,000	(161,000)	19,101,000
Inventories	—	14,326,000	8,668,000	—	22,994,000
Other	3,975,000	299,000	401,000	(3,894,000)	781,000

Total current assets	5,109,000	21,051,000	24,866,000	(4,055,000)	46,971,000

Property, plant and equipment, net	5,319,000	11,882,000	9,553,000	—	26,754,000

Other assets:
Costs in excess of net book value of acquired subsidiaries, net	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	41,943,000	72,618,000	—	(114,561,000)	—
Other	5,699,000	1,041,000	—	—	6,740,000

Total other assets	47,642,000	74,010,000	—	(114,561,000)	7,091,000

Total assets	$58,070,000	106,943,000	34,419,000	(118,616,000)	80,816,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$921,000	5,328,000	6,551,000	(161,000)	12,639,000
Current portion of long-term debt	90,000	839,000	—	—	929,000
Other	3,413,000	2,351,000	6,499,000	(3,894,000)	8,369,000

Total current liabilities	4,424,000	8,518,000	13,050,000	(4,055,000)	21,937,000

Long-term liabilities:
Long-term debt, net of current portion	78,635,000	2,034,000	—	—	80,669,000
Intercompany loan payable	—	71,723,000	36,957,000	(108,680,000)	—
Other	125,000	1,880,000	1,319,000	—	3,324,000

Total long-term liabilities	78,760,000	75,637,000	38,276,000	(108,680,000)	83,993,000

Stockholders’ equity (deficit):
Common stock	39,000	56,139,000	33,709,000	(89,848,000)	39,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Additional paid-in capital	86,917,000	—	—	—	86,917,000
Accumulated other comprehensive loss	(9,165,000)	—	(9,165,000)	9,165,000	(9,165,000)
Accumulated deficit	(102,905,000)	(33,351,000)	(41,451,000)	74,802,000	(102,905,000)

Total stockholders’ equity (deficit)	(25,114,000)	22,788,000	(16,907,000)	(5,881,000)	(25,114,000)

Total liabilities and stockholders’ equity	$58,070,000	106,943,000	34,419,000	(118,616,000)	80,816,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(c)	Consolidating condensed statement of operations information for the year ended May 31, 1999 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Net sales	$—	56,675,000	52,814,000	(2,123,000)	107,366,000
Cost of sales	—	46,150,000	42,275,000	(2,123,000)	86,302,000

Gross profit	—	10,525,000	10,539,000	—	21,064,000
Operating expenses	4,367,000	16,194,000	3,556,000	(2,078,000)	22,039,000

Income (loss) from operations	(4,367,000)	(5,669,000)	6,983,000	2,078,000	(975,000)

Other income (expense):
Parent’s share of subsidiaries net loss	(1,800,000)	—	—	1,800,000	—
Interest expense	(8,050,000)	(622,000)	(3,516,000)	3,516,000	(8,672,000)
Other	(727,000)	443,000	17,000	(5,594,000)	(5,861,000)

Total other expense	(10,577,000)	(179,000)	(3,499,000)	(278,000)	(14,533,000)

Income (loss) before income taxes	(14,944,000)	(5,848,000)	3,484,000	1,800,000	(15,508,000)
Income tax benefit (expense)	2,075,000	1,986,000	(1,422,000)	—	2,639,000

Net income (loss)	(12,869,000)	(3,862,000)	2,062,000	1,800,000	(12,869,000)

Other comprehensive income (loss):
Foreign currency translation, net of tax	(4,000)	—	(1,136,000)	—	(1,140,000)
Adjustment for unrealized loss on investment	436,000	—	—	—	436,000

Total other comprehensive income (loss)	432,000	—	(1,136,000)	—	(704,000)

Comprehensive income (loss)	$(12,437,000)	(3,862,000)	926,000	1,800,000	(13,573,000)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(d)	Consolidating condensed statement of operations information for the year ended May 31, 2000 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Net sales	$—	58,408,000	56,913,000	(2,627,000)	112,694,000
Cost of sales	—	45,433,000	49,257,000	(2,627,000)	92,063,000

Gross profit	—	12,975,000	7,656,000	—	20,631,000
Operating expenses	6,896,000	18,036,000	5,652,000	(6,051,000)	24,533,000

Income (loss) from operations	(6,896,000)	(5,061,000)	2,004,000	6,051,000	(3,902,000)

Other income (expense):
Parent’s share of subsidiaries net loss	(7,738,000)	—	—	7,738,000	—
Interest expense	(9,394,000)	(4,748,000)	(4,349,000)	8,532,000	(9,959,000)
Other	10,284,000	4,394,000	35,000	(14,583,000)	130,000

Total other expense	(6,848,000)	(354,000)	(4,314,000)	1,687,000	(9,829,000)

Loss before income taxes and extraordinary item	(13,744,000)	(5,415,000)	(2,310,000)	7,738,000	(13,731,000)
Income tax expense	(8,000)	—	(13,000)	—	(21,000)
Extraordinary item, net of tax	703,000	—	—	—	703,000

Net loss	(13,049,000)	(5,415,000)	(2,323,000)	7,738,000	(13,049,000)
Other comprehensive loss — foreign currency translation, net of tax	(5,110,000)	—	(5,110,000)	5,110,000	(5,110,000)

Comprehensive loss	$(18,159,000)	(5,415,000)	(7,433,000)	12,848,000	(18,159,000)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(e)	Consolidating condensed statement of operations information for the year ended May 31, 2001 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Net sales	$—	59,943,000	51,597,000	(2,252,000)	109,288,000
Cost of sales	—	57,428,000	45,872,000	(2,252,000)	101,048,000

Gross profit	—	2,515,000	5,725,000	—	8,240,000
Operating expenses	7,336,000	25,687,000	40,965,000	(6,787,000)	67,201,000

Loss from operations	(7,336,000)	(23,172,000)	(35,240,000)	6,787,000	(58,961,000)

Other income (expense):
Parent’s share of subsidiaries net loss	(65,172,000)	—	—	65,172,000	—
Interest expense	(9,423,000)	(4,416,000)	(3,976,000)	7,788,000	(10,027,000)
Other	10,536,000	4,247,000	8,000	(14,575,000)	216,000

Total other expense	(64,059,000)	(169,000)	(3,968,000)	58,385,000	(9,811,000)

Loss before income taxes	(71,395,000)	(23,341,000)	(39,208,000)	65,172,000	(68,772,000)
Income tax expense	(4,325,000)	(641,000)	(1,982,000)	—	(6,948,000)

Net loss	(75,720,000)	(23,982,000)	(41,190,000)	65,172,000	(75,720,000)
Other comprehensive loss — foreign currency translation	(2,915,000)	—	(2,915,000)	2,915,000	(2,915,000)

Comprehensive loss	$(78,635,000)	(23,982,000)	(44,105,000)	68,087,000	(78,635,000)

Continued

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(f)	Consolidating condensed statement of cash flows information for the year ended May 31, 1999 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Cash flow from operating activities — net cash provided by (used in) operating activities	$(7,015,000)	888,000	3,955,000	1,800,000	(372,000)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(2,251,000)	(4,206,000)	(1,583,000)	—	(8,040,000)
Investment in and loans to subsidiaries	(69,752,000)	(72,618,000)	—	72,618,000	(69,752,000)
Other changes, net	(6,401,000)	76,000	(85,000)	4,928,000	(1,482,000)

Net cash used in investing activities	(78,404,000)	(76,748,000)	(1,668,000)	77,546,000	(79,274,000)

Cash flow from financing activities:
Payments on long-term debt and capital leases	(4,154,000)	(1,548,000)	(50,000)	—	(5,752,000)
Proceeds from long-term debt	72,160,000	72,618,000	—	(72,618,000)	72,160,000
Proceeds from sale of common stock, net	4,898,000	—	—	—	4,898,000
Proceeds from sale of preferred stock, net	6,630,000	—	—	—	6,630,000
Other changes, net	(1,715,000)	2,765,000	4,167,000	(6,728,000)	(1,511,000)

Net cash provided by financing activities	77,819,000	73,835,000	4,117,000	(79,346,000)	76,425,000

Net change in cash and cash equivalents	(7,600,000)	(2,025,000)	6,404,000	—	(3,221,000)
Cash and cash equivalents at beginning of year	9,398,000	2,063,000	—	—	11,461,000
Effect of exchange rates on cash	—	—	(106,000)	—	(106,000)

Cash and cash equivalents at end of year	$1,798,000	38,000	6,298,000	—	8,134,000

Supplemental cash flow:
Noncash operating expenses related to:
Depreciation	$192,000	2,970,000	2,306,000	—	5,468,000
Amortization	—	392,000	844,000	—	1,236,000
Cash paid during the year for:
Interest	4,870,000	413,000	13,000	—	5,296,000
Income taxes	100,000	—	311,000	—	411,000
Noncash investing and financing activities:
Seller financed acquisition of property, plant and equipment	—	241,000	—	—	241,000
Reclassification of property, plant and equipment to other assets	—	1,217,000	—	—	1,217,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(g)	Consolidating condensed statement of cash flows information for the year ended May 31, 2000 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Cash flow from operating activities — net cash provided by (used in) operating activities	$(11,649,000)	1,510,000	(2,806,000)	7,738,000	(5,207,000)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(767,000)	(2,846,000)	(1,254,000)	—	(4,867,000)
Investment in and loans to subsidiaries	(1,311,000)	(39,000)	—	—	(1,350,000)
Other changes, net	2,263,000	21,000	85,000	(3,825,000)	(1,456,000)

Net cash provided by (used in) investing activities	185,000	(2,864,000)	(1,169,000)	(3,825,000)	(7,673,000)

Cash flow from financing activities:
Net borrowings (repayments) under line of credit	5,379,000	(161,000)	—	—	5,218,000
Payments on long-term debt and capital leases	(116,000)	(2,328,000)	(159,000)	—	(2,603,000)
Proceeds from sale of common stock, net	4,169,000	—	—	—	4,169,000
Other changes, net	50,000	3,863,000	50,000	(3,913,000)	50,000

Net cash provided by (used in) financing activities	9,482,000	1,374,000	(109,000)	(3,913,000)	6,834,000

Net change in cash and cash equivalents	(1,982,000)	20,000	(4,084,000)	—	(6,046,000)
Cash and cash equivalents at beginning of year	1,798,000	38,000	6,298,000	—	8,134,000
Effect of exchange rates on cash	—	—	66,000	—	66,000

Cash and cash equivalents at end of year	$(184,000)	58,000	2,280,000	—	2,154,000

Supplemental cash flow:
Noncash operating expenses related to:
Depreciation	$436,000	3,018,000	2,721,000	—	6,175,000
Amortization	—	475,000	981,000	—	1,456,000
Impairment of long-lived assets	178,000	5,097,000	—	—	5,275,000
Cash paid during the year for:
Interest	8,997,000	3,719,000	7,900,000	(11,053,000)	9,563,000
Income taxes	—	—	2,232,000	—	2,232,000
Noncash investing and financing activities – conversion of notes and accrued interest to common stock	11,457,000	—	—	—	11,457,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(h)	Consolidating condensed statement of cash flows information for the year ended May 31, 2001 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated
Cash flow from operating activities — net cash provided by (used in) operating activities	$(5,824,000)	2,011,000	2,213,000	—	(1,600,000)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(458,000)	(1,141,000)	(2,111,000)	—	(3,710,000)
Proceeds from sale of property, plant and equipment	913,000	1,341,000	—	—	2,254,000
Investment in and loans to subsidiaries	(12,000)	—	—	12,000	—
Other changes, net	—	(20,000)	—	—	(20,000)

Net cash provided by (used in) investing activities	443,000	180,000	(2,111,000)	12,000	(1,476,000)

Cash flow from financing activities:
Net borrowings under line of credit	307,000	—	12,000	—	319,000
Payments on long-term debt and capital leases	(277,000)	(1,284,000)	(137,000)	—	(1,698,000)
Proceeds from long-term debt	4,802,000	—	—	—	4,802,000
Proceeds from sale of common stock and warrants, net	1,863,000	—	—	—	1,863,000
Other changes, net	4,000	(962,000)	974,000	(12,000)	4,000

Net cash provided by (used in) financing activities	6,699,000	(2,246,000)	849,000	(12,000)	5,290,000

Net change in cash and cash equivalents	1,318,000	(55,000)	951,000	—	2,214,000
Cash and cash equivalents at beginning of year	(184,000)	58,000	2,280,000	—	2,154,000
Effect of exchange rates on cash	—	—	(273,000)	—	(273,000)

Cash and cash equivalents at end of year	$1,134,000	3,000	2,958,000	—	4,095,000

Supplemental cash flow:
Noncash operating expenses related to:
Depreciation	$557,000	3,236,000	2,450,000	—	6,243,000
Amortization	—	361,000	730,000	—	1,091,000
Cash paid during the year for:
Interest	7,920,000	522,000	82,000	—	8,524,000
Income taxes	—	—	295,000	—	295,000
Noncash investing and financing activities — short-term obligations refinanced with long-term debt	9,306,000	—	—	—	9,306,000
Issuance of warrants in connection with debt	1,886,000	—	—	—	1,886,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

(i)  Inventory information at May 31 is as follows:

	2000	2001

Guarantor subsidiaries
Raw materials	$5,492,000	3,594,000
Work in progress	5,439,000	4,045,000
Finished goods	6,376,000	6,687,000

	17,307,000	14,326,000

Non-guarantor subsidiaries:
Raw materials	1,712,000	1,438,000
Work in progress	8,142,000	6,945,000
Finished goods	688,000	285,000

	10,542,000	8,668,000

Total inventories	$27,849,000	22,994,000

(24) Subsequent Events

(a)  On June 1, 2001, the Company sold substantially all of the assets of the U.S. Aerospace Group’s Casting Division located in Entiat, Washington to two newly formed limited liability companies owned by a private company. The purchase price was approximately $4.6 million, which consisted of approximately $1.5 million cash, a $1.0 million long-term note payable to the Company, units in the newly created limited liability companies valued at $1.0 million and the assumption of $1.1 million in liabilities. The Company used the cash proceeds to retire certain long-term debt related to the Entiat assets and to pay closing costs related to the transaction. The long-term note bears interest at 7% and is payable in quarterly installments, interest only for the first year and then principal and interest for 5 additional years. Due to the uncertainties of payment under this note, the Company has fully reserved against it as of the closing date. The units in the newly created limited liability companies have certain preferential rights including an accumulating preferred return equal to 5% of the par value of then

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

outstanding units and put rights subject to certain restrictions and limitations. Due to the inability to accurately estimate and uncertainty surrounding the fair market value of the units, the Company has assigned no value to the units for financial statement purposes.

(b)  In March 2002, the Company completed the exchange portion of a capital restructuring (the “Exchange”). In accordance with an exchange agreement (the “Exchange Agreement”), holders (the “Noteholders”) of all of our then outstanding 11¼% senior subordinated notes due 2005 (the “Subordinated Notes”) exchanged $63.7 million aggregate principal amount of the Subordinated Notes, together with accrued interest thereon, for shares of our common stock, shares of our Series C Convertible Preferred Stock (the “Preferred Stock”) and approximately $15.0 million in aggregate principal amount of 10% pay-in-kind senior subordinated notes (the “PIK Notes”). The Preferred Stock will automatically convert into common stock following shareholder approval of an increase in the number of our authorized shares of common stock. The Company has filed a preliminary proxy with the Securities and Exchange Commission (the “Commission”) regarding the vote to increase our authorized common stock, among other matters, and expects to hold a meeting for the approval of such increase as soon as possible following receipt of clearance from the Commission to do so. However, as a result of the Exchange, the Noteholders now hold a majority of the Company’s outstanding common stock. In addition, at least a majority of the Noteholders are expected to vote their shares in favor of the amendment increasing our authorized common stock; accordingly, the Company anticipates that the amendment will be approved and that all of the Preferred Stock will be converted to common stock. By virtue of their common stock and Preferred Stock received in the Exchange, the Noteholders now beneficially own approximately 97.5% of our outstanding shares of common stock on a fully-diluted, as-converted basis. In connection with the Exchange, the Company’s Board of Directors was reconstituted to consist of five directors, all of whom were designated by the Noteholders. Donald A. Wright, the Company’s President and Chief Executive Officer, continues as a member of the Board.

The Company has followed the provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, in recording the exchange transaction. These provisions require that the carrying value of the PIK Notes be recorded at the total future cash payments (principal and interest) specified by the PIK notes, therefore the PIK notes will be classified on our balance sheet as long-term liabilities and valued at $25.7 million. As a result, no interest expense related to the PIK Notes will be

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 2001

recognized in future periods. The following table presents the aggregate gain recognized in the exchange transaction:

Principal amount of Subordinated Notes outstanding	$63,700,000
Unamortized deferred financing costs	(2,417,000)
Accrued interest	8,115,000

Carrying value of debt exchanged	69,398,000
Fair value of equity instruments issued to the Noteholders	(21,200,000)
Maximum future cash payments under the PIK Notes	(25,739,000)
Direct expenses of the exchange transaction	(1,952,000)

Aggregate gain on exchange transaction	$20,507,000

In addition to exchanging our Subordinated Notes as described above, the Company also issued new senior secured notes (the “New Senior Notes”) with a face amount of $36.0 million. The New Senior Notes were issued at a discount with proceeds of approximately $22.0 million to the Company. The initial carrying amount of the New Senior Notes will accrete through May 1, 2007 to $36.0 million and will bear a face interest rate of 5% per annum. The effective interest rate of the New Senior Notes will approximate 16.6%. The Company may redeem the New Senior Notes in full or in part at any time prior to their maturity date at a premium over the accreted value of the New Senior Notes, which premium declines over time. The Company used $16.2 million of the proceeds from the New Senior Notes to pay off principal and accrued interest on the Company’s then outstanding 21% senior secured loan (of which $13.7 million in principal was outstanding at May 31, 2001). The remaining proceeds were used for working capital, to pay the fees and costs of the restructuring and for other general corporate purposes. Assuming the New Senior Notes are not redeemed prior to their maturity date, cash payments will be limited to the 5% interest rate on the accreted value of the New Senior Notes and the repayment of the $36.0 million principal amount due on May 1, 2007.

Furthermore, in October 2001, the Company discontinued its efforts to sell its European Aerospace Group.

ITEM 8A. SELECTED QUARTERLY FINANCIAL DATA

The following selected quarterly financial data presents selected historical financial data of the Company as of the quarterly periods ended, as indicated, and is derived from our unaudited consolidated quarterly financial statements. This data should be read in conjunction with our Consolidated Financial Statements and Notes thereto, the Independent Auditor’s Report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Independent Auditor’s Report contains an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements and the following selected quarterly financial data do not include any adjustments that might result from the outcome of that uncertainty.

Pacific Aerospace & Electronics, Inc.
Selected Quarterly Financial Data
For the Quarters Ended,
(in thousands, except per share data)

	August 31,	November 30,	February 29,	May 31,	August 31,	November 30,	February 28,	May 31,
	1999	1999	2000	2000	2000	2000	2001	2001

Net Sales	$28,571	29,000	26,501	28,622	27,643	27,437	27,068	27,140
Gross profit	6,560	5,251	5,146	3,674	4,922	3,086	(925)	1,157
Loss before extraordinary item	(1,506)	(2,014)	(1,675)	(8,557)	(2,252)	(4,943)	(40,341)	(28,184)
Net loss	(1,506)	(2,014)	(1,675)	(7,854)	(2,252)	(4,943)	(40,341)	(28,184)
Net loss per share:
Basic	(0.08)	(0.10)	(0.08)	(0.28)	(0.07)	(0.14)	(1.32)	(0.73)
Diluted	(0.08)	(0.10)	(0.08)	(0.28)	(0.07)	(0.14)	(1.32)	(0.73)
Shares used in computation of loss per share (in thousands):
Basic	19,108	19,992	21,043	27,634	33,114	34,292	35,020	38,692
Diluted	19,108	19,992	21,043	27,634	33,114	34,292	35,020	38,692

During the quarter ended May 31, 2000, due to continuing losses and continued weakness in the commercial aerospace and transportation industries, we realized a $4.6 million impairment of goodwill and a $600,000 property impairment related to our U.S. Aerospace Group.

During the quarter ended May 31, 2000, we exchanged an aggregate of $11.3 million in original principal amount of our 11¼% senior subordinated debt for a total of 2,902,806 shares of common stock. This exchange was accounted for as an early extinguishment of debt and, as such, a net of tax gain of $703,000 was recorded in the accompanying selected quarterly financial data as an extraordinary item.

During the quarter ended November 30, 2000, we recognized a $0.7 million impairment charge to reduce the carrying value of the equipment located at the Tacoma, Washington location of our U.S. Aerospace Group’s Casting Division to its estimated net realizable value. We also recognized a $320,000 non-cash charge for the loss on the sale of an unused building in Butler, New Jersey. Net proceeds from the sale of the building were approximately $660,000, versus a carrying amount of approximately $980,000.

During the quarter ended February 28, 2001, based upon preliminary and final offers to purchase our European Aerospace Group, we recognized a $25.0 million charge to reduce the $33.0 million carrying value of goodwill associated with our European Aerospace Group to net estimated realizable value. We also recognized an impairment charge of $3.5 million to reduce the value of property and equipment used at the Entiat, Washington location of our U.S. Aerospace Group’s Casting Division to net realizable value. We recognized a non-cash charge of approximately $3.3 million to reduce the carrying value of goodwill and equipment used in the U.S. Aerospace Group’s Engineering & Fabrication Division to estimated liquidation value. Finally, within the U.S. Electronics Group’s Display Division, we recognized a non-cash charge of approximately $0.6 million to reduce the carrying value of equipment used to produce low power relays to its net realizable value.

During the quarter ended May 31, 2001, based upon preliminary and final offers to purchase our European Aerospace Group, we recognized a additional $12.0 million charge to reduce the carrying value of goodwill and equipment associated with our European Aerospace Group to net estimated realizable value. We also recognized an additional impairment charge of $2.0 million to reduce the value of property and equipment used at the Entiat, Washington location of our U.S. Aerospace Group’s Casting Division to its estimated net realizable value and an additional impairment charge of $0.1 million to reduce the carrying value of the equipment located at the division’s Tacoma location to its estimated net realizable value. During the fourth quarter of fiscal 2001, we also completed our analysis of the value of certain other long-lived assets, including goodwill and patents. Based upon this analysis, we recognized additional impairment charges of approximately $1.0 million to reduce goodwill to estimated fair value, and approximately $0.3 million to reduce patents to estimated fair value.

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

Donald A. Wright has been the Chairman of the Board, Chief Executive Officer and President of the Company since February 1995, and of its predecessors since 1990. Mr. Wright is also an officer and director of each of the Company’s operating subsidiaries.

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

Sheryl A. Symonds has been the Vice President Administration and General Counsel of the Company

since September 1997. Prior to joining the Company, Ms. Symonds was a partner at Stoel Rives LLP, which provides outside legal counsel services to the Company. Ms. Symonds joined Stoel Rives LLP in 1985 and became a partner in 1992. Ms. Symonds has been Secretary of the Company since August 1996 and is also Secretary of each of the Company’s operating subsidiaries.

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

Duncan Crighton, 65, has been Chief Executive Officer of Aeromet International PLC (“Aeromet”) since March 1997 and became President of the Company’s European Aerospace Group upon closing of the Aeromet acquisition. Mr. Crighton served as Managing Director of Aeromet’s predecessor, Kent Aerospace Castings plc, from 1990 through 1995, and as a management consultant to Aeromet from 1995 to February 1997.

Board of Directors

Committees. The Board of Directors has a number of committees, as follows:

Members as of
Committee	Function	August 27, 2001

Option Committee	Administers the Company’s Amended and Restated Stock Incentive Plan and 1999 Stock Incentive Plan.	Gene C. Sharratt Dale L. Rasmussen Robert M. Stemmler

Finance and Audit Committee	Reviews the Company’s accounting policies, practices, internal accounting controls and financial reporting. Also oversees engagement of the Company’s independent auditors and monitors management implementation of the recommendations and findings of the Company’s independent auditors	Dale L. Rasmussen Robert M. Stemmler William A. Wheeler

Compensation Committee	Establishes salaries, incentives and other compensation for the chief executive officer, chief operating officer, chief financial officer, general counsel, subsidiary presidents and other key employees of the Company and its subsidiaries. Also administers policies relating to compensation and benefits, including the Amended and Restated Independent Director Stock Plan and the Employee Stock Purchase Plan (which was terminated in August 2001)	William A. Wheeler Gene C. Sharratt Dale L. Rasmussen

Nominating Committee	Recommends individuals to be presented to the shareholders for election or reelection to the Board of Directors	Donald A. Wright Dale L. Rasmussen Robert M. Stemmler

Tenure. Directors of the Company hold office until the next annual meeting of the Company’s shareholders and until their successors have been elected and duly qualified. The Board of Directors appoints the Company’s executive officers at the first Board meeting after each annual meeting of shareholders. Executive officers hold office at the pleasure of the Board of Directors.

Compensation. Under the Company’s Amended and Restated Independent Director Stock Plan, each non-employee director of the Company receives an initial award of options to purchase 2,500 shares of common stock when that director is first elected and an annual award of options to purchase 10,000 shares of common stock. In addition, non-employee directors receive $1,000 in cash per year for each committee on which they serve, and an additional $500 in cash per year for serving as chairperson of a committee. The Board may elect to pay any of the cash fees in shares of common stock. All directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board of Directors.

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

Board of Directors Meetings. The Company’s Board of Directors met four times during fiscal 2001. The committees met as follows during fiscal 2001: Option Committee, two times; Finance and Audit Committee, four times; Compensation Committee, two times; and Nominating Committee, one time. Each director attended at least 75% of all meetings of the Board of Directors and the committees of which the director was a member during the period he was a director in fiscal 2001. The Board of Directors and the committees also approved a number of actions by unanimous written consent.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year, and on written representations of the Company’s officers, directors, or principal shareholders (“Reporting Persons”) that no other reports were required, the Company believes that, during the fiscal year ended May 31, 2001, the Reporting Persons complied in all material respects with all applicable filing requirements under Section 16(a) of the Exchange Act.

FINANCE AND AUDIT COMMITTEE REPORT TO SHAREHOLDERS

The Committee. The Finance and Audit Committee of the Board of Directors (the “Committee”) is composed of three non-employee directors: Dale L. Rasmussen, Chairman, Robert M. Stemmler, and William A. Wheeler. The Committee has adopted a written charter, which has been approved by the Board of Directors.

Audited Financial Statements. The Committee has reviewed and discussed the Company’s audited financial statements with management, which has primary responsibility for the financial statements. KPMG LLP’s initial report on the Company’s consolidated financial statements for the fiscal year ended May 31, 2001, dated July 27, 2001, contained a disclaimer of opinion because of the significance of the uncertainty about the Company’s ability to continue as a going concern as a result of recurring losses from operations and a net capital deficiency at May 31, 2001. KPMG LLP’s present report on the Company consolidated financial statements for the fiscal year ended May 31, 2001, dated July 27, 2001, except as to note 24b which is as of May 17, 2002, expresses their opinion on those consolidated financial statements and states that the Company has suffered recurring losses from operations that raise substantial doubt about the Company’s ability to continue as a going concern. The Committee has discussed with KPMG matters that are required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

Auditor Independence. KPMG has provided to the Committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). The Committee has discussed with KPMG that firm’s independence.

Annual Report on Form 10-K. Based on the Committee’s review and the discussions referred to above, the Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for fiscal 2001.

Respectfully submitted,

Dale L. Rasmussen, Chairman
Robert M. Stemmler
William A. Wheeler

ITEM 11. Executive Compensation

The following table sets forth in summary form the compensation paid by the Company to the Chief Executive Officer and to the Company’s three most highly compensated executive officers (the “Named Executives”) for services in all capacities to the Company for the last three fiscal years:

			Annual	Long-Term
			Compensation	Compensation

				Securities
Name and Principal				Underlying		Other Annual
Position	Fiscal Year		Salary ($)	Options/SARs(#) (1)		Compensation ($)

Donald A. Wright	2001		335,809	75,000		7,316	(4)
CEO and President	2000		292,008	450,000	(2)	5,800	(4)
	1999		247,551	1,000,000	(3)	5,547	(4)
Werner Hafelfinger	2001		200,000	37,500		2,438	(5)
COO, V.P. Operations	2000		175,000	100,000	(2)	2,500	(5)
	1999	(6)	33,654	50,000		600	(5)
Nick A. Gerde (7)	2001		150,000	37,500		2,438	(5)
Former CFO, VP Finance,	2000		140,000	100,000	(2)	2,500	(5)
Treasurer and Assistant	1999		130,000	116,056	(3)	2,400	(5)
Secretary

Sheryl A. Symonds	2001		190,473	37,500		—
V.P. Administration,	2000		176,364	100,000	(2)	—
General Counsel and	1999		160,973	160,000	(3)	—
Secretary

(1)	Represents options to purchase shares of common stock.

(2)	One-half of these options were granted in June 1999 with respect to fiscal 1999, and one-half were granted in May 2000, with respect to fiscal 2000.

(3)	Represents repricing of previously granted options. On December 4, 1998, the Board of Directors approved the repricing of outstanding options under the Company’s Amended and Restated Stock Incentive Plan. For purposes of this table, repriced options are considered to be option grants and, therefore, are required to be included in the table as options granted in fiscal 1999. Other than repricing of options, no options were granted to Mr. Wright, Mr. Gerde, or Ms. Symonds during fiscal 1999.

(4)	Represents estimated value of the personal use of Company vehicles ($4,138 in fiscal 2001; $5,000 in fiscal 2000; $4,800 in fiscal 1999) and premiums on $2 million of key-man life insurance denoting Mr. Wright’s spouse as beneficiary.

(5)	Represents estimated value of the personal use of a Company vehicle.

(6)	Represents the compensation received by Mr. Hafelfinger during the three months he was employed by the Company in fiscal year 1999.

(7)	Mr. Gerde’s employment with the Company terminated on August 15, 2001.

Option Grants Table

The following table sets forth information on grants of stock options by the Company during the year ended May 31, 2001 to the Named Executives:

		% of Total
		Options
	Securities	Granted to
	Underlying	Employees	Exercise or		Grant Date
	Options	in Fiscal	Base Price	Expiration	Present
Name	Granted (#)	Year	($/Share)	Date	Value(1) ($)

Donald A. Wright	75,000	23.1%	$0.22	5/24/11	$16,500
Werner Hafelfinger	37,500	11.6%	$0.22	5/24/11	$8,250
Nick A. Gerde	37,500	11.6%	$0.22	5/24/11	$8,250
Sheryl A. Symonds	37,500	11.6%	$0.22	5/24/11	$8,250

(1)	Although the Company believes that it is not possible to place a value on an option, in accordance with the rules of the SEC, the Company has used a Black-Scholes model of option valuation to estimate grant date present value. The actual value realized, if any, may vary significantly from the values estimated by this model. Any future values realized will ultimately depend upon the excess of the stock price over the exercise price on the date the option is exercised. The assumptions used to estimate the grant date present value of this option were: volatility (148.11%); risk-free rate of return (6%); dividend yield (0%); and time of exercise (remaining life 10 years).

Aggregated Options and Fiscal Year-End Option Values

The following table summarizes the aggregate employee stock options and non-public warrants, and their market values at May 31, 2001, held by the Named Executives:

	Number of Securities		Value of Unexercised
	Underlying Unexercised Options		In-the-Money Options
	at FY-end (#)		at FY-end ($) (1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Donald A. Wright	2,307,560	—	—	—
Werner Hafelfinger (2)	197,500	—	—	—
Nick A. Gerde	308,556	—	—	—
Sheryl A. Symonds	297,500	—	—	—

(1)	No options or warrants held by the Named Executives had exercise prices of less than $0.21 per share, the closing price of the common stock on May 31, 2001.

(2)	Includes options to purchase 10,000 shares granted to Mr. Hafelfinger in October 1998 under the Amended and Restated Independent Director Stock Plan, when Mr. Hafelfinger was a non-employee director of the Company.

Employment Agreements

The Company has entered into employment agreements with Mr. Wright, Mr. Hafelfinger, and Ms. Symonds. The employment agreements employ Mr. Wright through fiscal 2003, and employ Mr. Hafelfinger and Ms. Symonds through fiscal 2002. The employment agreements provide for an annual salary in fiscal 2002 of $386,180, $210,000 and $205,710 for Mr. Wright, Mr. Hafelfinger and Ms. Symonds, respectively. Mr. Wright agreed to forego $50,000 of his fiscal 2002 salary and received 238,095 restricted shares of common stock in lieu of this amount. Mr. Hafelfinger and Ms. Symonds each agreed to forego $10,000 of their fiscal 2002 salary and each received 47,619 restricted shares of common stock in lieu of the foregone salary. The employment agreements also provide for the annual grant of options to purchase up to 275,000 shares of common stock for Mr. Wright, and up to 50,000 shares of common stock for Mr. Hafelfinger and Ms. Symonds. Of these, 50,000 of Mr. Wright’s options are fixed, 25,000 of Mr. Hafelfinger’s and Ms. Symonds’ options are fixed, and the remainder are discretionary. The exercise price of any such options is equal to the fair market value of the common stock on the date of grant. Each option may contain vesting and other terms as are approved by the Board of Directors, and will expire ten years after the date of grant. If a Named Executive’s employment with the Company is terminated without cause, or if there is a change of control, as those terms are defined in their employment agreements, the Company will be required to make severance payments equal to, in the case of Mr. Wright, twice Mr. Wright’s then-current annual base salary; in the case of Ms. Symonds, one and one-half times her then-current annual base salary; and in the case of Mr. Hafelfinger, twice his then-current annual base salary in the event of a change in control or one times his then-current annual base salary if he is terminated without cause. Under these employment agreements, Mr. Wright and Mr. Hafelfinger agreed not to compete with the Company for two years following termination of employment. The Board of Directors adopted a management incentive compensation program, which provides for the payment of cash bonuses to the Named Executives, the group presidents, and certain other senior managers, upon attainment of certain goals. Under this program, each participant can earn a cash bonus of 10% of his or her annual salary if the Company achieves both budgeted revenue and budgeted operating income levels for the year and an additional 5% if the Company exceeds these budgeted amounts by 10%, for a possible total bonus of 15% of annual salary. The Named Executives did not earn bonuses under this program for fiscal 2001.

On August 15, 2001, Nick Gerde, who served as Vice President Finance of the Company, as well as Treasurer and Assistant Secretary, left his employment with the Company. In accordance with Mr. Gerde’s employment agreement and a separation letter executed by Mr. Gerde and the Company, Mr. Gerde will receive severance pay of $150,000, which is the equivalent of one year’s salary. This severance is payable on regular payroll days over a 12-month period. Mr. Gerde will also receive medical benefits for one year.

Certain Tax Considerations Related to Executive Compensation

As a result of Section 162(m) of the Code, if the Company pays more that $1,000,000 in compensation to a “covered employee” (the chief executive officer and the next four highest paid employees) in a single year, then the Company’s deduction for such compensation could be limited to $1,000,000.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of William A. Wheeler, Dale L. Rasmussen, and Gene C. Sharratt, none of whom are employees or current or former owners of the Company.

Board Compensation Committee Report on Executive Compensation

The Committee. The Compensation Committee of the Board of Directors (the “Committee”) is composed of three non-employee directors: William A. Wheeler, Chairman, Dale L. Rasmussen, and Gene C. Sharratt. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. From time to time officers of the Company attend meetings of the Committee. However, no officer participates in discussions or deliberations regarding his or her own compensation.

Responsibilities of the Committee. The Committee’s purpose is to provide a compensation environment that will support and assist in fulfilling the corporate mission and purpose. The Committee is responsible for developing and making recommendations to the Board with respect to the Company’s compensation policies, reviewing the performance of the Company’s Chief Executive Officer, and determining the level of compensation to be paid to executive officers and certain other key employees of the Company. The Committee coordinates its efforts with the Company’s Option Committee with respect to the grant of stock options or other awards to executive officers and key employees under the Company’s Amended and Restated Stock Incentive Plan and 1999 Stock Incentive Plan (the “Stock Incentive Plans”). The Committee also administers the Company’s Amended and Restated Independent Director Stock Plan and the Company’s Employee Stock Purchase Plan.

Executive Compensation. The Company’s executive compensation program is designed to support the achievement of Company goals and to ensure that the interests of executive officers and key employees are aligned with the success of the Company. Consequently, a significant portion of the compensation of executive officers and key employees has been through the grant of options under the Stock Incentive Plans. The Committee believes that tying a significant portion of executive compensation to the growth of the Company’s stock price helps align the interests of management with those of the Company’s shareholders.

Compensation of the Chief Executive Officer. Mr. Wright’s salary increased at the beginning of fiscal 2001 in accordance with his employment agreement, which provides for an annual 15% increase. This percentage was set by the Committee at the end of fiscal 2000, based on a number of criteria, including relevant data from a third party compensation survey. In using the survey, the Committee compared the Company to other Northwest publicly-traded manufacturing companies within the applicable revenue range. Based on the survey information, the Committee believes that Mr. Wright contractual salary is at approximately the median in terms of base salary for chief executive officers of similarly situated Northwest manufacturing companies.

Annual Salaries. Annual salaries for the executive officers of the Company are set pursuant to the terms of employment agreements with Mr. Wright, Mr. Hafelfinger and Ms. Symonds. The president of the Company’s U.S. Electronics Group also has an employment agreement that establishes his annual salary. Annual salaries under the employment agreements are subject to increase on an annual basis in accordance with the terms of those agreements. All of these employment agreements are approved by the Committee when they are first signed. From time to time, the Committee has also elected to review these contracts annually. In May 2000, the Committee reviewed Mr. Hafelfinger’s contract and, after considering his duties and applicable third-party compensation survey data, increased his salary for fiscal 2001 by $10,000. In August 2001, Mr. Gerde left his employment with the Company and the Company agreed to pay severance in accordance with his employment agreement amounting to $150,000 payable over 12 months and to continue his medical benefits for 12 months.

Adjustment to Annual Salaries for Fiscal 2002. During May 2001, after reviewing the Company’s financial performance and cash position, the Committee determined that the Named Executives should be requested to accept restricted common stock of the Company in lieu of some or all of their contractual salary increases for fiscal 2002. The amount of common stock granted in lieu of salary increases was calculated by dividing the cash compensation not received by the fair market value of a share of the Company’s common stock. The fair market value of the Company’s common stock was deemed to be the average of the closing price of the Company’s common stock on Nasdaq for the five trading days prior to June 1, 2001. Mr. Wright agreed to forego $50,000 in salary and received 238,095 shares of restricted common stock as of June 1, 2001. Mr. Hafelfinger, Mr. Gerde, and Ms. Symonds each agreed to forego $10,000 in salary and each received 47,619 shares of restricted common stock as of June 1, 2001.

Incentive Compensation Program. The Company has a management incentive compensation program, which provides for the payment of cash bonuses to the executive officers and certain other senior managers, upon attainment of certain goals. The purpose of the plan is to provide a direct financial incentive to achieve predetermined levels of Company performance. Under this program, each of the participants can earn a cash bonus of 10% of their annual salary upon achieving budgeted revenue and operating income levels for the year and an additional 5% upon exceeding budgeted revenue and operating income by 10%. The Committee did not consider any of the Named Executives for cash bonuses for fiscal 2001 because of the Company’s financial performance in fiscal 2001.

Long-Term Incentive Compensation. The Stock Incentive Plans are long-term incentive plans for executives, managers, and other employees of the Company. The objective of the Plans is to align employee and shareholder long-term interests by creating a strong and direct link between compensation and shareholder value. The Stock Incentive Plans authorize the Board of Directors, or a committee of the Board, to award stock options to officers and other employees of the Company, as well as to directors and consultants. The Board of Directors has designated the Option Committee to administer the Stock Incentive Plans, and the Committee works with the Option Committee with respect to the grant of options to executive officers and key employees. Stock options are granted at an exercise price not less than 100% of the fair market value of the Company’s common stock on the date of grant. The amount of stock option grants to an individual depends on the person’s level of responsibility in the Company and the person’s job performance. Stock options granted under the Stock Incentive Plans may contain vesting provisions. All of the Named Executives received stock option grants at the end of fiscal 2001 as part of the fiscal 2001 annual option grant program for key employees. The number of options granted to each of the Named Executives at the end of fiscal 2001 was reduced from the previous year because of the Company’s performance in fiscal 2001.

Deductibility. Section 162(m) of the Internal Revenue Code of 1986, as amended, limits to $1 million per person the amount that the Company may deduct for compensation paid to any of its most highly compensated officers unless the compensation is performance based. The levels of compensation paid by the Company have not exceeded this limit. Although it may be possible in any given year for option exercises to cause an officer’s total compensation for that year to exceed $1 million, the Committee believes that any options granted under the Stock Incentive Plan would meet the requirement of being performance-based and would, therefore not be subject to the $1 million limit on deductibility.

Respectfully submitted,

William A. Wheeler, Chairman
Dale L. Rasmussen
Gene C. Sharratt

Performance Graph

The following graph shows a comparison of the cumulative total return on the Company’s common stock, the Standard & Poor’s (“S&P”) 500 Index and the S&P Aerospace/Defense Index, a published industry index, for the period beginning May 31, 1996 and ending May 31, 2001. The graph assumes that $100 was invested on May 31, 1996, in the Company’s common stock, the S&P 500 Index and the industry index, and that all dividends were reinvested. The stock price information shown on the graph below is not necessarily indicative of future price performance.

Company /Index Name	5/31/96	5/31/97	5/31/98	5/31/99	5/31/00	5/31/01

Pacific Aerospace & Electronics, Inc.	100.00	74.82	149.88	41.32	30.56	5.13
S&P 500	100.00	126.78	163.02	194.56	212.31	187.68
S&P Aerospace	100.00	120.48	126.16	127.38	101.58	144.59

1999 Stock Incentive Plan

The Company’s shareholders adopted the Company’s 1999 Stock Incentive Plan (the “1999 Plan”) in October 1999. The Company has reserved for issuance under the 1999 Plan a maximum of 4,000,000 shares of common stock, subject to certain adjustments. Under the 1999 Plan, the plan administrator may award incentive stock options (“ISOs”) to key employees, and may award non-qualified stock options (“NSOs”), stock appreciation rights (“SARs”), stock and cash bonus awards, restricted stock, and performance units to employees and certain non-employees (other than non-employee directors) who have important relationships with the Company or its subsidiaries. However, no person may receive options to purchase more than 1,000,000 shares in any one year. As of May 31, 2001, options to purchase an aggregate of 761,500 shares of common stock had been granted under the 1999 Plan, of which options to purchase 7,500 shares had been forfeited, leaving 3,246,000 shares available as of May 31, 2001 for future grant under the 1999 Plan. On June 1, 2001, an aggregate of 380,952 shares of restricted stock were issued to the Named Executives under the 1999 Plan in lieu of salary increases, leaving 2,865,048 shares available as of June 1, 2001 for future grant under the 1999 Plan.

The 1999 Plan is administered by the Option Committee of the Board of Directors, which is comprised of disinterested directors in accordance with Rule 16b-3 under the Exchange Act, and of outside directors under Section 162(m) of the Internal Revenue Code. However, only the Board of Directors may amend or terminate the 1999 Plan. Unless terminated sooner by the Board of Directors, the 1999 Plan expires in July 2009. The 1999 Plan provides that, in general, a vested option would have to be exercised within three months after the optionee’s employment or service with the Company or a subsidiary terminates. However, options would be exercisable within 24 months following termination of employment because of retirement, disability, or death, and options would terminate automatically if an optionee were terminated for cause. Options, SARs, cash and stock bonus awards and performance units are nonassignable and nontransferable except by will or by the laws of descent and distribution at the time of the recipient’s death. On the date an ISO is granted, the aggregate fair market value of the common stock issuable under ISOs available for exercise during any calendar year, may not exceed $100,000. ISOs must expire ten years from the date of grant, and the exercise price must equal the fair market value of the underlying shares of common stock at the date of grant. ISOs may not be granted to employees holding more than 10% of the Company’s total voting power unless (a) the exercise price is at least 110% of the common stock’s fair market value on the date of grant, and (b) the option is not exercisable until five years after the date of grant.

Amended and Restated Stock Incentive Plan

The Company’s shareholders adopted the Company’s Amended and Restated Stock Incentive Plan (the “1996 Plan”) in October 1996. The Company has reserved for issuance under the 1996 Plan a maximum of 3,000,000 shares of common stock, subject to certain adjustments. As of May 31, 2001, options to purchase an aggregate of 3,144,448 shares of common stock had been granted under the 1996 Plan, of which options for 25,000 shares had been exercised, and options for 268,000 shares had been forfeited, leaving 123,552 shares available as of May 31, 2001 for future grants under the 1996 Plan. The terms and administration of the 1996 Plan are substantially similar to those of the 1999 Plan. The primary differences between the 1999 Plan and the 1996 Plan relate to the termination provisions for options. Under the 1996 Plan, options would expire 12 months after the termination of employment by reason of death or disability or within three months after termination for any other reason except for cause.

Independent Director Stock Plan

The Company’s shareholders adopted the Company’s original Independent Director Stock Plan in November 1995. Following approval by the shareholders at the Company’s 1998 Annual Meeting, the plan was amended and restated. The Company has reserved for issuance under the Amended and Restated Independent Director Stock Plan (the “Director Plan”) a maximum of 500,000 shares of common stock, subject to adjustments, issuable to directors who are not employees of the Company or any of its subsidiaries.

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

Under the Director Plan, as amended in 1998, each Independent Director receives fully-vested, non-qualified options to purchase up to 2,500 shares of common stock upon election to the Board (the “Initial Award”). Each time an Independent Director is elected to the Board (or on the date of each annual shareholders’ meeting during terms longer than one year), each Independent Director receives an option to purchase up to 10,000 shares of common stock (the “Annual Award”). Annual Awards vest in full on the first anniversary of grant (the “Vesting Period”) if the Independent Director has attended at least 75% of the regularly scheduled Board meetings during the Vesting Period. Otherwise the Annual Award is forfeited, unless the Board of Directors votes unanimously to waive or modify the vesting requirement.

An unvested Annual Award will also be forfeited if the director ceases to be an Independent Director during the Vesting Period for any reason other than death or disability unless the Board votes unanimously to waive that requirement. However, unvested Annual Awards automatically vest (a) if the director is unable to continue due to disability or death, (b) upon the closing of any merger, consolidation or plan of exchange in which the Company does not survive, or (c) upon sale of all or substantially all of the Company’s assets. The exercise price of options granted under the Director Plan is based on the fair market value of the Company’s common stock for the five trading days prior to the date of determination. No Independent Director may transfer any interest in unvested Annual Awards to any person other than to the Company.

At May 31, 2001, 32,559 shares of common stock had been issued under the Director Plan, and options to purchase an additional 139,137 shares of common stock had been granted, 10,000 of which were forfeited, leaving 338,304 shares available for issuance under the Director Plan.

Employee Stock Purchase Plan

The Company’s shareholders adopted the Company’s 1997 Employee Stock Purchase Plan in October 1997 (the “Employee Stock Plan”). The Company has reserved for issuance under the Employee Stock Plan a maximum of 1,000,000 shares of common stock, subject to certain adjustments, for issuance to eligible employees of the Company and its subsidiaries. The Company pays all expenses relating to the Employee Stock Plan except expenses related to the resale of shares acquired by employees under the plan. The Employee Stock Plan is administered by the Compensation Committee of the Board of Directors. The plan administrator designated Salomon Smith Barney, Inc. as the plan’s custodian to vote the shares pursuant to the participants’ instructions, keep the plan records, and provide periodic statements to participants.

The Company’s Board of Directors terminated the Employee Stock Plan on August 24, 2001. Between June 1, 2000 and May 31, 2001, between 100 and 142 employees participated in the Employee Stock Plan each month, purchasing stock at prices ranging between $0.1615 per share and $1.5938 per share. During fiscal 2001, a total of 407,092 shares of common stock were issued under the Employee Stock Plan, and a total of 591,730 shares had been issued since inception of the plan, leaving 408,270 shares available for issuance as of May 31, 2001.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

The following table shows, to the best of the Company’s knowledge based on the records of the Company’s transfer agent and the Company’s records on issuances of shares, as adjusted to reflect changes in ownership documented in filings with the Securities and Exchange Commission made by certain shareholders and provided to the Company pursuant to Section 16 of the Exchange Act, and statements provided to the Company by certain shareholders, the common stock owned as of August 27, 2001, by (1) each person known by the Company to own beneficially more than 5% of the outstanding common stock; (2) each of the Company’s current directors; (3) the Named Executives; and (4) all executive officers and the current directors of the Company as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the common stock owned by them.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner:	Beneficial Ownership (1)	Common Stock

DDJ Capital Management, LLC(2)	4,036,978	9.3%
141 Linden St. #S-4
Wellesley, MA 02482

Donald A. Wright(3)	2,985,705	7.1%
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Werner Hafelfinger(4)	419,760	*
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner:	Beneficial Ownership (1)	Common Stock

Dale L. Rasmussen(5)	30,492	*
c/o IMPCO Technologies, Inc.
708 Industrial Drive
Tukwila, WA 98188

Gene C. Sharratt, Ph.D. (6)	2,500	*
c/o North Central Educational Service District
P.O. Box 1847
Wenatchee, WA 98807

Robert M. Stemmler(7)	18,137	*
c/o IMPCO Technologies, Inc.
16804 Gridley Place
Cerritos, CA 90703

William A. Wheeler(5)	28,092	*
2011 Lombard Lane
Yakima, WA 98902

Sheryl A. Symonds(8)	352,962	*
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

Nick A. Gerde(9)	398,225	*
c/o Pacific Aerospace & Electronics, Inc.
430 Olds Station Road, Third Floor
Wenatchee, WA 98801

All executive officers and current directors as a group (7 persons) (10)	3,837,648	8.9%

*	Less than 1%.

(1)	Shares that a person has the right to acquire within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person but are not deemed to be outstanding as to any other person or group.

(2)	Includes warrants to purchase 4,036,978 shares of common stock at an exercise price of $.001 per share held by affiliates of DDJ Capital Management, LLC, as follows: B III Capital Partners, L.P. — 1,883,923 shares; DDJ Canadian High Yield Fund — 538,263 shares; B III-A Capital Partners, L.P. — 807,396 shares; State Street Bank & Trust, Custodian — 807,396 shares.

(3)	Includes (a) 4,000 shares issuable upon exercise of public warrants, (b) 100,000 shares issuable upon exercise of another warrant, and (c) 2,207,560 shares issuable upon exercise of vested stock options.

(4)	Includes 197,500 shares issuable upon exercise of vested stock options.

(5)	Includes 20,000 shares issuable upon exercise of vested stock options. Does not include 10,000 shares issuable upon exercise of unvested stock options.

(6)	Includes 2,500 shares issuable upon exercise of vested stock options. Does not include 10,000 shares issuable upon exercise of unvested stock options.

(7)	Includes 16,637 shares issuable upon exercise of vested stock options. Does not include 10,000 shares issuable upon exercise of unvested stock options.

(8)	Includes (a) 500 shares issuable upon exercise of public warrants and (b) 297,500 shares issuable upon exercise of vested stock options.

(9)	Includes (a) 4,000 shares issuable upon exercise of public warrants, (b) 25,000 shares issuable upon exercise of another warrant, and (c) 283,556 shares issuable upon exercise of vested stock options. Mr. Gerde’s employment with the Company terminated on August 15, 2001 and he is not a current director.

(10)	Includes currently exercisable warrants and options to purchase up to 2,846,197 shares of common stock.

ITEM 13. Certain Relationships and Related Transactions

Employment Agreements. The Company has entered into employment agreements with Donald A. Wright, Werner Hafelfinger and Sheryl A. Symonds. The Company terminated an employment agreement with Nick A. Gerde in August 2001 and entered into a severance arrangement with Mr. Gerde. See “Item 11 — Executive Compensation — Employment Agreements.”

Condominium. In November 1998, the Company entered into a Condominium Purchase and Sale Agreement (the “Condominium Agreement”) with Donald A. Wright, the Company’s Chief Executive Officer, President, and Chairman of the Board. Pursuant to the Condominium Agreement, Mr. Wright agreed to purchase from the Company a residential condominium unit within the Company’s headquarters building for a total purchase price of $175,000. At the time the Condominium Agreement was executed, the condominium had not been completed. Upon completion, the condominium had a value higher than Mr. Wright’s purchase price. As a result, Mr. Wright requested that the purchase be rescinded. The Board of Directors agreed to rescind the purchase, but amended Mr. Wright’s employment agreement to require Mr. Wright to reside in the condominium unit. Mr. Wright pays rent on the condominium unit of $750.00 per month. In addition, the Board approved an Option to Purchase, which grants to Mr. Wright the right to purchase the condominium unit. The option became exercisable February 1, 2000. The purchase price would be: (i) $300,000 if the option is exercised on or after February 1, 2001, but prior to February 1, 2002; and (ii) $250,000 if the option is exercised on or after February 1, 2002. In June 2001, the Board of Directors voted to decrease the purchase price to $250,000 prior to February 1, 2002 if Mr. Wright would agree to exercise the option, which he has not done to date. The option terminates ten business days after Mr. Wright’s employment relationship with the Company ceases for any reason other than death.

NCESD Lease. In August 2001, the Company entered into a lease agreement with North Central Educational Services District (the “NCESD”), pursuant to which the NCESD leased the second floor of the Company’s Wenatchee headquarters building from the Company for $6,183 per month for a term of 24 months. In authorizing the lease, the Board of Directors determined that the lease was made for fair market value. Gene C. Sharratt, a director of the Company, is Superintendent of the NCESD.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements are included in this Annual Report on Form 10-K/A:

Independent Auditors’ Report dated July 27, 2001, except as to Note 24(b) which is as of May 17, 2002

Consolidated Balance Sheets as of May 31, 2000 and 2001

Consolidated Statements of Operations and Comprehensive Loss for the years ended May 31, 1999, 2000 and 2001

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended May 31, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for the years ended May 31, 1999, 2000 and 2001

Notes to Consolidated Financial Statements

(a)(2) Financial Schedules

All financial schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.2	Closing Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.3	Asset Purchase Agreement between MCE Technologies Incorporated and Skagit Engineering &

Exhibit
Number	Description

Manufacturing, Inc., dated May 4, 2001.(43)
2.4	Agreement for Purchase and Sale of Assets between Teledyne Technologies Incorporated and Electronic Specialty Corporation, dated February 21, 2001.(43)
3.1	Articles of Incorporation of Pacific Aerospace & Electronics, Inc.(6)
3.2	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected.(8)
3.3	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock.(20)
3.4	Bylaws of Pacific Aerospace & Electronics, Inc., as amended.(35)
4.1	Form of specimen certificate for common stock.(6)
4.2	Form of specimen certificate for public warrants.(6)
4.3	Form of specimen certificate for the Series A Convertible Preferred Stock.(8)
4.4	Form of specimen certificate for the Series B Convertible Preferred Stock.(20)
4.5	Form of common stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998.(20)
4.6	Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996.(4)
4.7	Amendment No. 1, dated as of May 26, 2000, to the Warrant Agreement, dated as of July 1, 1996, between Pacific Aerospace & Electronics, Inc., as successor to PCT Holdings, Inc., and Interwest Transfer Co., Inc.(32)
4.8	Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(10)
4.9	Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(10)
4.10	Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996.(10)
4.11	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997.(9)
4.12	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997.(9)
4.13	Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company’s Series B Convertible Preferred Stock.(20)
4.14	Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc.,

Exhibit
Number	Description

Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)
4.15	Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(18)
4.16	Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)
4.17	Form of Global Note by Pacific Aerospace & Electronics, Inc.(18)
4.18	Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc.(25)
4.19	Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.20	Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.21	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.22	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.23	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.24	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.25	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.26	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.27	Letter agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc.

Exhibit
Number	Description

and Bay Harbor Investments, Inc., dated as of February 15, 2001.(40)
4.28	Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000.(34)
4.29	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.30	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.31	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.32	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.33	Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)
4.34	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated March 1, 2001, in the amount of $6,459,361.00.(41)
4.35	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00.(41)
4.36	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E

Exhibit
Number	Description

International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00.(41)
4.37	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00.(41)
4.38	Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)
4.39	Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)
4.40	Pledge Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., PA&E International, Inc., Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)
4.41	Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001.(41)
4.42	Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of Common Stock.(41)
4.43	Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of Common Stock.(41)

Exhibit
Number	Description

4.44	Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of Common Stock.(41)
4.45	Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of Common Stock.(41)
4.46	Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001.(41)
4.47	Warrant Agreement by and among Pacific Aerospace & Electronics, Inc. and First Albany Corporation, dated April 9, 2001.(43)
4.48	Warrant Certificate, dated April 9, 2001, issued to First Albany Corporation, exercisable for 692,074 shares of Common Stock.(43)
10.1	Amended and Restated Stock Incentive Plan.(5)
10.2	Amendment No. 1 to the Amended and Restated Stock Incentive Plan.(19)
10.3	Amended and Restated Independent Director Stock Plan.(21)
10.4	1999 Stock Incentive Plan (30)
10.5	1997 Employee Stock Purchase Plan.(11)
10.6	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)
10.7	Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.8	Amendment No. 2 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(43)
10.9	Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger.(27)
10.10	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger.(43)
10.11	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)
10.12	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(43)
10.13	Separation Letter dated August 15, 2001 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde.(43)
10.14	Waiver and Release dated August 17, 2001 from Nick A. Gerde to Pacific Aerospace & Electronics, Inc.(43)

Exhibit
Number	Description

10.15	Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)
10.16	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(43)
10.17	Incentive Compensation Program.(35)
10.18	Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.19	Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.20	Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)
10.21	Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.22	Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)
10.23	Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.24	Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(22)
10.25	Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)
10.26	Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(35)
10.27	Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.28	Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.29	Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)

Exhibit
Number	Description

10.30	Modification and/or Extension Agreement dated February 7, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(39)
10.31	Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of Key Bank Washington.(43)
10.32	Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)
10.33	Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S. Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.34	Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.35	Escrow Note in the original principal amount of $160,000.00, from U.S. Castings, LLC and USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.36	U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.37	First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.38	USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.39	First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.40	General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(31)
10.41	Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(1) (31)
10.42	Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.43	Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(27)
10.44	Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(37)
10.45	Rescission and Termination Agreement, dated July 31, 2001, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(43)
10.46	Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren’s Education Trust.(37)

Exhibit
Number	Description

21.1	List of Subsidiaries(43)
23.1	Consent of KPMG LLP(44)

(1)	Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1995.

(3)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on June 19, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1996.

(5)	Incorporated by reference to the Company’s Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.

(7)	Incorporated by reference to the Company’s Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 11, 1997.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.

(12)	Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on December 3, 1997.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on May 1, 1998.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 10, 1998.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 1998.

(19)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 7, 1997.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 1998.

(21)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1998.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 30, 1998.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.

(25)	Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.

(26)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 30, 1999.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.

(30)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1999.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2000.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2000.

(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 28, 2000.

(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.

(36)	Incorporated by reference to the first amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on October 13, 2000.

(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.

(38)	Incorporated by reference to the second amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on January 18, 2001.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2001.

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2001.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2001.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2001.

(43)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, as filed on August 29, 2001.

(44)	Filed with this report.

(b)  Reports on Form 8-K. Current reports filed during the last quarter of fiscal 2001 were as follows:

     (i) The Company filed a Current Report on Form 8-K on March 7, 2001, reporting the closing of a senior secured loan in the approximate original principal amount of $13.8 million on March 1, 2001.

     (ii) The Company filed a Current Report on Form 8-K on March 26, 2001, reporting the receipt on March 22, 2001 of a Nasdaq determination letter regarding the proposed delisting of the Company’s securities.

     (iii) The Company filed a Current Report on Form 8-K on April 2, 2001, reporting third quarter losses and restructuring plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 12, 2002

PACIFIC AEROSPACE & ELECTRONICS, INC.

By	/s/ DONALD A. WRIGHT DONALD A. WRIGHT President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.2	Closing Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.3	Asset Purchase Agreement between MCE Technologies Incorporated and Skagit Engineering & Manufacturing, Inc., dated May 4, 2001.(43)
2.4	Agreement for Purchase and Sale of Assets between Teledyne Technologies Incorporated and Electronic Specialty Corporation, dated February 21, 2001.(43)
3.1	Articles of Incorporation of Pacific Aerospace & Electronics, Inc.(6)
3.2	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected.(8)
3.3	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock.(20)
3.4	Bylaws of Pacific Aerospace & Electronics, Inc., as amended.(35)
4.1	Form of specimen certificate for common stock.(6)
4.2	Form of specimen certificate for public warrants.(6)
4.3	Form of specimen certificate for the Series A Convertible Preferred Stock.(8)
4.4	Form of specimen certificate for the Series B Convertible Preferred Stock.(20)
4.5	Form of common stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998.(20)
4.6	Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996.(4)
4.7	Amendment No. 1, dated as of May 26, 2000, to the Warrant Agreement, dated as of July 1, 1996, between Pacific Aerospace & Electronics, Inc., as successor to PCT Holdings, Inc., and Interwest Transfer Co., Inc.(32)
4.8	Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(10)
4.9	Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(10)
4.10	Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996.(10)
4.11	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997.(9)
4.12	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997.(9)
4.13	Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company’s Series B Convertible Preferred Stock.(20)
4.14	Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

Exhibit
Number	Description

4.15	Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(18)
4.16	Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)
4.17	Form of Global Note by Pacific Aerospace & Electronics, Inc.(18)
4.18	Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc.(25)
4.19	Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.20	Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.21	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.22	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.23	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.24	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.25	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.26	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.27	Letter agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc. and Bay Harbor Investments, Inc., dated as of February 15, 2001.(40)
4.28	Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000.(34)
4.29	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.30	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.31	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.32	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.33	Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

Exhibit
Number	Description

4.34	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated March 1, 2001, in the amount of $6,459,361.00.(41)
4.35	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00.(41)
4.36	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00.(41)
4.37	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00.(41)
4.38	Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)
4.39	Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)
4.40	Pledge Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., PA&E International, Inc., Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

Exhibit
Number	Description

4.41	Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001.(41)
4.42	Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of Common Stock.(41)
4.43	Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of Common Stock.(41)
4.44	Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of Common Stock.(41)
4.45	Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of Common Stock.(41)
4.46	Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001.(41)
4.47	Warrant Agreement by and among Pacific Aerospace & Electronics, Inc. and First Albany Corporation, dated April 9, 2001.(43)
4.48	Warrant Certificate, dated April 9, 2001, issued to First Albany Corporation, exercisable for 692,074 shares of Common Stock.(43)
10.1	Amended and Restated Stock Incentive Plan.(5)
10.2	Amendment No. 1 to the Amended and Restated Stock Incentive Plan.(19)
10.3	Amended and Restated Independent Director Stock Plan.(21)
10.4	1999 Stock Incentive Plan(30)
10.5	1997 Employee Stock Purchase Plan.(11)
10.6	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)
10.7	Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.8	Amendment No. 2 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(43)
10.9	Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger.(27)
10.10	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger.(43)
10.11	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)
10.12	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(43)
10.13	Separation Letter dated August 15, 2001 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde.(43)
10.14	Waiver and Release dated August 17, 2001 from Nick A. Gerde to Pacific Aerospace & Electronics, Inc.(43)
10.15	Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)

Exhibit
Number	Description

10.16	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(43)
10.17	Incentive Compensation Program.(35)
10.18	Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.19	Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.20	Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)
10.21	Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.22	Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)
10.23	Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.24	Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(22)
10.25	Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)
10.26	Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(35)
10.27	Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.28	Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.29	Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.30	Modification and/or Extension Agreement dated February 7, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(39)
10.31	Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of Key Bank Washington.(43)
10.32	Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)
10.33	Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S. Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.34	Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.35	Escrow Note in the original principal amount of $160,000.00, from U.S. Castings, LLC and USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.36	U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.37	First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.38	USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.39	First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)

Exhibit
Number	Description

10.40	General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(31)
10.41	Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(1) (31)
10.42	Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.43	Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(27)
10.44	Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(37)
10.45	Rescission and Termination Agreement, dated July 31, 2001, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County. (43)
10.46	Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren’s Education Trust.(37)
21.1	List of Subsidiaries(43)
23.1	Consent of KPMG LLP.(44)

(1)	Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1995.

(3)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on June 19, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1996.

(5)	Incorporated by reference to the Company’s Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.

(7)	Incorporated by reference to the Company’s Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 11, 1997.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.

(12)	Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on December 3, 1997.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on May 1, 1998.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 10, 1998.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 1998.

(19)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 7, 1997.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 1998.

(21)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1998.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 30, 1998.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.

(25)	Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.

(26)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 30, 1999.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.

(30)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1999.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2000.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2000.

(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 28, 2000.

(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.

(36)	Incorporated by reference to the first amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on October 13, 2000.

(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.

(38)	Incorporated by reference to the second amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on January 18, 2001.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2001.

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2001.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2001.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2001.

(43)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, as filed on August 29, 2001.

(44)	Filed with this report.