Form 10-K
period 2002-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2002-09-10
CIK 790023

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to ________________

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
common stock, $.001 par value
(Title of class)

Common Stock Purchase Warrants
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]    No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASD Over-the-Counter Bulletin Board as of August 29, 2002, was approximately $1,262,000.

The number of shares outstanding of the Registrant’s common stock, $.001 par value per share, as of August 29, 2002 was 90,734,410 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Item of Form 10-K		Page

PART I
Item 1 -	Description of Business
Item 2 -	Description of Property
Item 3 -	Legal Proceedings
Item 4 -	Submission of Matters to a Vote of Security Holders
PART II
Item 5 -	Market for Common Equity and Related Shareholder Matters
Item 6 -	Selected Financial Data
Item 7 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A -	Quantitative and Qualitative Disclosures About Market Risk
Item 8 -	Financial Statements
Item 8A -	Selected Quarterly Financial Data
Item 9 -	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10 -	Directors and Executive Officers of the Company
Item 11 -	Executive Compensation
Item 12 -	Security Ownership of Certain Beneficial Owners and Management
Item 13 -	Certain Relationships and Related Transactions
Item 14 -	Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are an engineering and manufacturing company with operations in the United States and the United Kingdom. We design, manufacture and sell components and subassemblies used in technically demanding environments. Products that we produce primarily for the aerospace, defense and transportation industries include machined, cast and formed metal parts and subassemblies, using aluminum, titanium, magnesium and other metals. Products that we produce primarily for the defense, electronics, telecommunications and medical industries include components such as hermetically sealed electrical connectors, instrument packages and ceramic capacitors, filters and feedthroughs. Our customers include global leaders in all of these industries.

Pacific Aerospace has struggled financially since late 1998, when the commercial airplane industry suffered a downturn at approximately the same time that we incurred high-cost, high-yield debt to finance the acquisition of our European Aerospace Group. We reported a net loss before extraordinary items of $15,793,000 for our fiscal year ended May 31, 2002. This followed net losses before extraordinary items of $75,720,000 for our fiscal year ended May 31, 2001 and $13,752,000 for our fiscal year ended May 31, 2000.

Over the last year, we have consolidated our U.S. Operations and European Operations through the sale and/or closure of several of our unprofitable divisions. Within our former U.S. Aerospace Group we closed an unprofitable foundry located in Tacoma, Washington and in June 2001, we completed the sale of substantially all of the assets of our Casting operation located in Entiat, Washington. Also, within our former U.S. Aerospace Group we completed the sale of substantially all of the assets related to our Engineering and Fabrication Division. The fabrication assets were sold during May 2001 and the engineering assets were sold in December 2001. We have also shut down our former U.S. Electronics Group’s Display Division in November 2001. We believe that these closures or sales of business units will strengthen and support our core electronics and machining operations.

Additionally, in March 2002, we completed the exchange portion of a capital restructuring (the “Exchange”). In accordance with an exchange agreement (the “Exchange Agreement”), holders (the “Noteholders”) of all of our then outstanding 11¼% senior subordinated notes due 2005 (the “Subordinated Notes”) exchanged $63.7 million aggregate principal amount of the Subordinated Notes, together with accrued interest thereon, for shares of our common stock, shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) and approximately $15.0 million in aggregate principal amount of 10% pay-in-kind senior subordinated notes (the “PIK Notes”). The Series C Preferred Stock will automatically convert (the “Automatic Conversion”) into common stock following shareholder approval of an increase in the number of our authorized shares of common stock. We have filed a preliminary proxy with the Securities and Exchange Commission (the “Commission”) regarding the vote to increase our authorized common stock, among other matters, and expect to hold a meeting for the approval of such increase as soon as possible following receipt of clearance from the Commission to do so. However, as a result of the Exchange, the Noteholders now hold a majority of our outstanding common stock and we expect at least a majority of the Noteholders to approve the Automatic Conversion. Accordingly, we anticipate that the amendment will be approved and that all of the Series C Preferred Stock will be converted to common stock. By virtue of their common stock and Series C Preferred Stock received in the Exchange, the Noteholders now beneficially own approximately 97.5% of our outstanding shares of common stock on a fully-diluted basis. In addition to exchanging our Subordinated Notes as described above, we also entered into a new five-year senior secured loan (the “New Senior Loan”) represented by new senior secured notes (the “New Senior Notes”). The New Senior Notes were issued at a discount so that the proceeds of that loan totaled approximately $22.0 million. The New Senior Notes will accrete through May 1, 2007 to $36.0 million and will bear interest at 5% per annum. We used $16.2 million of the proceeds from the New Senior Notes to pay off principal and accrued interest on our then outstanding 21% senior secured loan (of which $13.7 million was still outstanding at May 31, 2001). The remaining proceeds were used for working capital, to pay the fees and costs of the restructuring and for other general corporate purposes. A more detailed description of our restructuring, the Exchange and the New Senior Loan has been included in “Significant Events” portion of the Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Form 10-K to the Company include Pacific Aerospace & Electronics, Inc., and its subsidiaries. Our headquarters are located at 430 Olds Station Road, Third Floor, Wenatchee, Washington 98801, and our telephone number is (509) 667-9600. This Annual Report on Form 10-K relates to the fiscal year ended May 31, 2002. The description of the Company’s business in this report focuses on the operations as they were organized as of May 31, 2002. Pacific Aerospace & Electronics, Inc.’s predecessor, PCT Holdings, Inc., a Nevada corporation (“PCTH”) was incorporated in 1995. In 1996, PCTH merged into the Company, with the Company as the surviving entity, in order to reincorporate under the laws of the State of Washington.

Operating Segment Realignment

In connection with our restructuring, we have consolidated our operations into two operating segments, U.S. Operations and European Operations. Each of these new operating segments is further divided into two business units: Electronic Components and Machining Components within U.S. Operations; and Metal Casting and Metal Forming within European Operations. The following chart details the new classification of each of our previously reported operating segments.

Previously reported operating segments	New classification

U.S. ELECTRONICS GROUP
Interconnect Division	U.S. Operations — Electronic Components
Filter Division	U.S. Operations — Electronic Components
Bonded Metals Division	U.S. Operations — Electronic Components
Applied Technology Division	U.S. Operations — Electronic Components
Display Division	Division discontinued November 2001
U.S. AEROSPACE GROUP
Machining Division	U.S. Operations — Machining Components
Casting Division	Division discontinued June 2001
Engineering & Fabrication Division	Division discontinued December 2001
EUROPEAN AEROSPACE GROUP
Casting Division	European Operations — Metal Casting
Forming Division	European Operations — Metal Forming

The following chart identifies, as of May 31, 2002, our operating segments, the business units that comprise those segments, and the locations of our operations:

Location as of
Current operating segments	May 31, 2002

U.S. Operations
Electronic Components	Wenatchee, Washington and Sequim, Washington
Machining Components	Wenatchee, Washington
European Operations
Metal Casting	Sittingbourne, England Rochester, England and Worcester, England
Metal Forming	Welwyn Garden City, England and Birmingham, England

Business Strengths

Significant Customer Base

We have a strong, diverse international customer base, which includes many of the world’s leading companies in their industries. Our customers over the past year have included companies such as: Advanced Bionics Corporation, Aeronautical Macchi Manufacturing Corporation (“Aermacchi”), Agilent Technologies, Inc., BAE SYSTEMS plc (“BAE Systems”), Goodrich Corporation’s Aerostructures Group (“Goodrich,” formerly known as BFGoodrich Company), The Boeing Company (“Boeing”), European Aeronautic Defence and Space Company N.V. (“EADS”), GKN Westland Aerospace, Inc. (“GKN Westland”), Honeywell International Inc., Lockheed Martin Corporation, Northern Telecom Ltd. (“Northern Telecom”), Northrup Grumman Corporation (“Northrup”), Vought Aircraft Industries, Inc. (“Vought,” formerly Northrup Grumman Corporation’s commercial aerostructures group), Parker Hannifan Corporation, Raytheon Company (“Raytheon”), Rolls-Royce plc (“Rolls-Royce”), and TRW Inc.

Strong Technology Position

We utilize specialized manufacturing techniques, advanced materials science, integrated design, process engineering, and proprietary technologies or processes in the design and manufacture of our products. We currently own 26 U.S. patents and 6 pending patent applications in non-U.S. jurisdictions, and use a combination of patented technology, trade secrets and other proprietary technology in the manufacture of our state-of-the-art electronic components and packages. We also have a broad base of expertise in precision machining. Our European Operations have specialized expertise in casting aluminum and magnesium products using sand and investment casting techniques and its licensed “Sophia Process” casting technology. We also have expertise in superplastic forming of titanium sheet and stretch forming of aluminum sheet. We are continually working to develop new proprietary technologies, and, in addition to the numerous patents that we own or have pending, we maintain an ongoing program of evaluating and protecting our proprietary rights and processes.

Strong Position in Major Aerospace and Defense Programs

We supply components, parts and assembly tooling to Boeing for each of Boeing’s 737, 747, 757, 767 and 777 commercial aircraft construction programs and to members of the Airbus consortium for Airbus’ A300/310, A318-A321 and A330/340 commercial aircraft construction programs. In addition, we participate in major defense and military aircraft programs in the U.S. and Europe including components for the U.S. made F-15, F-18, F-22 and Apache Longbow and the European made Eurofighter.

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

Strategies

Our objective is to be a world class manufacturer that generates profitable growth by integrating manufacturing processes, introducing new products and technologies, and developing new customers in targeted markets. We believe that pursuing the following business strategies will enable us to increase market penetration, create operating efficiencies, and enhance our competitive position.

Integrate and Consolidate Operations

We have closed or sold several of our divisions that were unprofitable and have consolidated our remaining U.S. operations into one operating segment with two business units primarily located in Wenatchee, Washington. Within our former U.S. Aerospace Group we closed an unprofitable foundry located in Tacoma, Washington and in June 2001, we completed the sale of substantially all of the assets of our Casting operation located in Entiat, Washington. Also, within our former U.S. Aerospace Group we completed the sale of substantially all of the assets related to our Engineering and Fabrication Division. The fabrication assets were sold during May 2001 and the engineering assets were sold in December 2001. We also shut down our former U.S. Electronics Group’s Display Division in November 2001. We believe that these closures or sales of business units will strengthen and support our core electronics and machining operations. We currently plan to focus our growth efforts internally to integrate manufacturing processes, develop and refine our proprietary technologies and new products, expand sales and marketing efforts, and enhance engineering and value-added processes. By doing so, we expect to reduce costs and increase operating efficiencies, while providing more complete and faster solutions to our customers.

Offer Complete Solutions

We have continued to vertically integrate our manufacturing processes, with the goal of improving operating efficiencies and increasing profit margins. A key component of this strategy is to use our expertise in advanced materials science and in the manufacture and assembly of precision products to identify new products, services, technologies and markets and to provide customers with total solutions, from design to assembly. Commercial aircraft manufacturers, defense contractors, and leading manufacturers in other industries are continuing to move toward purchasing from a smaller number of suppliers that can supply more integrated systems and pre-assembled parts. By producing products that integrate our various areas of expertise, we hope to improve our profit margins and position ourselves to capture a larger share of our customers’ total product requirements.

Diversify Customer Base

We believe that two keys to our long-term success will be diversification of our customer base and expansion of our proprietary technologies into new markets. We have always believed that our proprietary technologies give us advantages that many of our competitors do not have. We do not just make parts based on a drawing — we are able to provide design, modeling and prototyping services to our customers, as well. We are expanding outside of our historical markets into new industries, such as the fuel cell and advanced medical products industries. As a result of these efforts, we plan not only to reduce our reliance on the cyclical aerospace industry, but also to become an important part of emerging industries.

Industry Overview

Aerospace

Since 1998, previously favorable trends in the commercial aerospace industry have been tempered by the Asian financial crisis, efforts by airlines and airplane manufacturers to reduce costs, terrorist attacks, and other events. Demand for aerospace components is closely related to delivery and use rates for commercial aircraft. Delivery and use rates are in turn directly related to the actual and projected volume of passenger and freight traffic, average aircraft age, and global fleet size. According to the Boeing 1998 Current Market Outlook, world air traffic grew 6% from 1996 to 1997, following a 7% increase in the previous year. However, the Boeing 1999 Current Market Outlook reported that air travel in 1998 varied from the trend, particularly because of decreases in Asian air traffic. In 1999, Boeing revised its estimate for the growth rate of world air travel over the next ten years to a rate of approximately 4.7% per year. In Boeing’s 2002 Current Market Outlook, Boeing estimated growth rate of world air travel over the next 20 years will be approximately 2.9% per year. Boeing has also projected that the world jet fleet will grow to 32,495 passenger and cargo jets in 2021 and that the total market potential for new commercial airplanes between 2002 and 2021 would be 23,930 airplanes.

As in other transportation segments, aircraft manufacturers and defense contractors have been aggressively searching for ways to improve the quality and reduce the cost of their manufactured products. One major area of focus has been the manner in which they work with their supply base. Aircraft manufacturers and defense contractors have increasingly become product designers and assemblers rather than vertically integrated manufacturers. As a result, these manufacturers are outsourcing component manufacturing to independent suppliers, seeking to benefit from an independent supplier’s lower cost structure and specialized manufacturing knowledge. Suppliers that demonstrate an ability to effectively deliver a high quality product on the required delivery schedule at a reasonable cost will benefit from this shift. In addition, commercial aircraft manufacturers are tending, and defense contractors are being strongly encouraged by the U.S. Department of Defense, to purchase from suppliers that can supply more integrated systems and pre-assembled parts. These shifts are leading to a consolidation in the supply base. Certain segments of the aerospace supply base are already consolidated, such as engines, avionics and landing gears. Other segments, however, including structural components and electronics, remain fragmented. We believe that this trend toward consolidation presents an opportunity for suppliers with the financial and management resources to meet their customers’ needs.

Electronics

The electronics industry is enjoying growth in the Company’s specific sectors, and researchers expect the sector to continue to grow through at least 2004. Growth in the high reliability electronics industry has been fueled by several factors, including the rapid pace of technological advancement and development of new defense and satellite products. The growth in demand by these sophisticated customers has induced manufacturers to create more complex designs of lighter, more efficient configurations and higher levels of performance. Additionally, international demand for advanced electronics components is growing rapidly as these new developments enter the arena of available solutions.

The electronics industry is experiencing a dynamic period of mergers and acquisitions, with BAE Systems buying a Lockheed Martin Sanders division, Raytheon acquiring Hughes divisions, Northrop Grumman purchasing Litton Guidance & Controls, and DRS purchasing Texas Instruments divisions, to list a few. Each of these transactions offered the Company new opportunities to experience expanded positive exposure within our technology niche. Many of these industry leaders are involved with the Company in multi-year programs.

Products, Processes and Markets

Our products, manufacturing processes and markets in fiscal 2002, and the industry segments in which we operated during fiscal 2002, are summarized below. As noted, we have experienced some changes since the latter part of fiscal 2001. Within our former U.S. Aerospace Group, we closed an unprofitable foundry located in Tacoma, Washington, and in June 2001, we completed the sale of substantially all of the assets of our Casting operation located in Entiat, Washington. Also, within our former U.S. Aerospace Group, we completed the sale of substantially all of the assets related to our Engineering and Fabrication Division. The fabrication assets were sold during May 2001 and the engineering assets were sold in December 2001. We also shut down our former U.S. Electronics Group’s Display Division in November 2001.

For financial information about operational segments and geographic areas, see “Notes to Consolidated Financial Statements — Note 5” in the Company’s consolidated financial statements for May 31, 2002.

Manufacturing
Segment		Business Unit	Processes	Sample Products

U. S.	O P E R A T I O N S	Electronic Components Machining Components	Design and manufacture of electronic components Explosive forming and bonding of dissimilar metals Precision machining and assembly	Electronic connectors, packages and assemblies with ceramic or glass hermetic seals

Ceramic discoidal electromagnetic filters and capacitors

Metallurgically welded metals for use in electronic connectors, assemblies and marine products

Aircraft parts; medical products; industrial products

E U R O P E A N	O P E R A T I O N S	Metal Forming Metal Casting	Hot and superplastic titanium forming; cold stretch aluminum forming Sand casting; investment casting; Sophia casting; machining	Jet engine bulkhead components; airframe and engine details; aircraft skin panels; leading edges Aircraft parts; aircraft engine parts; high performance motorsport engine and gearbox parts

The following chart shows the percentage of total revenue from each business unit for the past three fiscal years.

Segment	Business Unit	Years Ended May 31,

		2000	2001	2002

U.S. Operations	Electronic Components	18.40%	20.99%	24.86%
	Machining Components	*	11.15%	16.64%
European Operations	Metal Forming	24.90%	21.50%	25.13%
	Metal Casting	25.60%	25.70%	31.51%
Discontinued Divisions	Display Division	*	*	*
	U.S. Casting Division	*	*	N/A
	Engineering & Fabrication Division	*	*	*

*	Less than 10%

U.S. Operations

     Electronic Components

In Wenatchee, Washington, our Electronic Components business unit designs and produces lightweight, hermetically sealed electronics housings and components for the space, medical, energy and military markets. Utilizing proprietary sealants such as our Kryoflex® ceramic and other patented and proprietary technologies, the unit is known as a supplier of some of the most durable products on the market today. Applications include many high profile projects, such as the International Space Station, the Javelin Missile, the Longbow Missile, the F-15, F-18 and F-22 current production military aircraft, the THAD Missile and the Joint Strike Fighter aircraft.

Utilizing our proprietary and patented ceramic joining technologies, we have developed and continue to develop innovative solutions for components used in a number of medical applications. For example, we make components for implantable neuro-stimulators for the management of such maladies as incontinence, epilepsy, Hodgkins disease, loss of muscle control, and chronic pain. Other medical component applications include a zirconia/titanium housing for a cochlear implant device, implantable defibrillator components, a left ventricular assist device, and artificial heart components.

The “state of the art” machining capability within the Wenatchee facility allows us to comply with the very precise tolerances (up to 1/10,000 inch) needed for the production of satellite, avionics and missile components. When combined with the application of our proprietary Kryoflex® ceramic sealant, this capability allows us to produce extremely rugged electronic connectors for applications under extreme conditions such as the oil drilling industry’s “down hole” temperatures in excess of 400 degrees Fahrenheit and pressures in excess of 30,000 pounds per square inch. Kryoflex® is available in several formulations that are selected according to the materials to be joined and conditions to be endured.

With our new composite packaging technology, we have undertaken projects for the military radar industry, with current projects in both naval and airborne radar applications. Providing the required features of light weight, thermal conductivity and hermeticity, these systems are utilized within the latest Aegis class cruisers, as well as the F-18 and F-22 aircraft, in preference to the traditional materials, which have both higher weight and significantly higher cost.

We also design and manufacture very small, specialized multilayer discoidal (round) ceramic capacitors and EMI (electro-magnetic interference) filters for the electronics industry. We have released to market a series of high current EMI filters that represent the smallest 25, 50 and 100 amp EMI filters available on the market today. This is a significant advantage to power applications requiring high current and high package density. We also produce components for the heart pacer industry.

We also produce a wide variety of explosively bonded dissimilar metals, as well as other complex metal forms and conditions. Applications of this explosively bonded technology range from components for surgical instruments, such as endoscopes, to “sputtering targets” utilized for vapor deposition of exotic metals onto critical surfaces such as semiconductor devices, to mirrors for medical or spacecraft uses. One major application for these products is in the marine field, where they provide a solution to the ageless problem of galvanic corrosion. We utilize explosive metal forming to produce components for jet aircraft engines, rocket nozzle components for the Space Shuttle, and complex aircraft chassis components. We are the only known U.S. source for explosive metal forming at this time. Shock hardening (a type of work hardening) of metals is another one of our important processes. Products made by this process include railroad intersection components that are hardened to extend their service life and cutting teeth for tunnel boring machines.

We apply our proprietary and patented technologies to provide technical solutions to difficulties faced by high-tech manufacturers that are challenged by extreme environmental conditions, such as in the fuel cell and implantable medical products industries. We focus on providing solutions in the areas of diffusion bonding, ceramic/metals joining, exotic metals composites, interconnect stability, and thermal stress distribution with biocompatible materials. In the fuel cell area, we are developing processes for the assembly of fuel cells stacks, heat exchangers and fuel reformers for pem and solid-oxide fuel cells. We have also applied our zirconia-metal fusion technology to the manufacture of a solid-oxide electrolyzer for use in space exploration. Additional research is being performed on planar fuel cell stacks. We have used our zirconia-metal fusion technology to assist a manufacturer of neurostimulator devices in overcoming technological barriers. We have produced titanium-copper-molybdenum composite electronic enclosures and have U.S. patent protection for this technology. This technology allows us to produce lighter, more durable electronics packages with improved thermal conductivity.

During the past year, we have made significant progress in the area of labor reducing automation. Fully automatic testing stations and computerized numerical control (“CNC”) turning stations are in use in our facility today due to this in house development.

The Electronic Components business unit holds a certificate of registration to the ISO 9001 standard. It has also received a compliance certificate to the AS 9000 standard. The ISO 9001 and the AS 9000 standards are internationally recognized certifications of quality. AS 9000 is the more demanding aerospace quality management system standard. The registration process requires a company to: (1) document and implement a quality management system that meets or exceeds all of the requirements of the standards, (2) choose an accredited registrar (in our case, TUV Essen), (3) have a full quality management system audit conducted by an accredited registrar, and (4) identify and correct any issues that arise during the audit. We also have received a number of military and industry qualification ratings.

     Machining Components

Our Machining Components business unit operates a precision machine shop in Wenatchee, Washington that produces precision machined components, structural parts and assemblies principally from aluminum, titanium, stainless steel and explosively bonded metals. We manufacture machined and sheet metal parts and assemblies that are used for primary and secondary flight components within aircraft. We use CNC machining cells to manufacture particularly complex components and assembly housings and also provide value-added services, such as painting and electroplating. We machine and assemble our products either to customer specifications or according to an engineering and tooling design developed by us to suit our customer’s particular needs. We are directly linked by computer to Boeing to allow immediate access to the drawings for Boeing parts. We inspect and test our machined products at various stages of production using non-destructive methods such as X-ray, ultra-sound, manual and computerized measuring instruments, eddy current, and dyes before the products are passed for shipment to the customer. We often supply our precision machined parts on a “just in time to point of use” basis.

We have historically supplied nearly all of our products from this business unit to the commercial aerospace and defense industries. Due to this, our sales and profitability have been significantly affected by fluctuations in the aerospace industry. As a result, we believe it is important to diversify our product offerings. During fiscal 2002, the Machining Components business unit targeted and received orders from other industries that have a need for high technology precision machining, such as the medical and semiconductor equipment industries. We are continuing to look for ways to offer our capabilities to leaders in these and other new markets.

Our operations are DI-9000A Boeing approved. We have also been audited and have received a certificate of registration to the ISO 9002 standard and have received a compliance certificate to the AS 9000 standard. We have won numerous quality and service awards from customers.

European Operations

     Metal Forming

At our Welwyn Garden City and Birmingham facilities in England, our European Operation’s Metal Forming business unit uses hot and cold metal forming technologies to manufacture titanium and aluminum assemblies and details for the commercial aerospace and defense industries. We also perform finishing, welding, brazing and riveting processes on our parts. Testing of products is done using non-destructive techniques and in-house X-ray facilities. Interactive discussions with customers enable us to closely match component design to the most suitable forming process. We are approved to the ISO 9002 standard.

Hot and Superplastic Forming of Titanium. Our Welwyn Garden City facility specializes in hot and superplastic forming of titanium, and we believe it has the largest independent capability in the European Union for that process. Unlike most sheet metal materials, titanium and its alloys are extremely difficult to form in a cold condition. To overcome this, we have developed a variety of hot forming processes, including hot die forming, hot brake press forming, superplastic forming, gas blow forming, and hot circular stretch-forming. These processes maximize weight savings, maintain structural integrity, minimize cost, and enable the designer to manipulate the developing alloys into complex shapes. The forming equipment consists of a range of 21 hot forming and superplastic forming presses with tonnage from 150 to 1,500 tons. Most forming tools are machined from oxidation resistant nickel chrome steel castings weighing up to four tons. We design the necessary tooling using our in-house pattern facility. We also have the capability to chemically mill three-dimensional components in titanium. We market our hot-formed titanium products primarily to the commercial aircraft, helicopter and military aircraft markets. Our titanium products include jet engine nacelle bulkhead components, airframe and engine details, and erosion shields for helicopters. Our titanium products are included on the Airbus model A318-321 and A330/340 aircraft, the Boeing model 737 aircraft, the Dash 8-400 aircraft, the Embraer 135 and 145 aircraft, and the Dornier 728 aircraft.

Cold Forming of Aluminum Alloys. At our Birmingham facility, we specialize in the stretch and cold forming of aluminum alloys used for aircraft skin panels, leading edges and acoustic panel liners. Stretch forming is a process well suited to producing aircraft skin panels and leading edges. Specialized equipment in the Birmingham facility has the capability to form sheets up to 8 feet wide and up to 13 feet long, with stretching loads of up to 700 tons being applied. Most tools are machined from oxidation-resistant stainless steel castings, and forming dies up to four tons can be handled. Together with specialist gripper jaws and rotational platen, this enables the division to stretch-form aluminum alloys into a wide variety of shapes and sizes. Our capabilities extend from design to completion, including tooling design and manufacture, forming, chemical milling, trimming, assembly, and quality control. We market our formed aluminum alloy products primarily to the aerospace industry.

     Metal Casting

In Rochester, Worcester and Sittingbourne, England, our European Operations’ Metal Casting business unit manufactures aluminum investment castings and aluminum and magnesium precision sand castings. We are approved to the ISO 9002 standard.

Precision Investment Casting. At our Worcester, England facility, we manufacture aluminum investment casting products, including aircraft and defense system components such as electronic enclosures, aircraft engine outer guide vanes, navigation lights, wing tip fences, winglet components, duct stators, and heads up display units. At our Rochester, England facility, we manufacture aircraft components such as pressure tight fuel connectors. The versatility, accuracy and replicability of the investment casting process provides many advantages over more traditional methods of machining and fabricating metal products from solid components. The investment casting process uses a metal die manufactured to required specifications. Our precision tooling capabilities permit production of metal dies that incorporate a variety of details and features. A die can be reused to produce the required number of parts without degradation to the original die. Our production of the die gives the customer an incentive to order additional units of the part from us.

Sophia Process Investment Casting. The continual pursuit of product improvement and cost reduction campaigns has led to the installation and efficient utilization of the licensed Sophia casting process at our Worcester facility. We are one of only four licensees of the computerized “Sophia Process,” which we use to manufacture significantly larger, more complex castings than can be made as a single part using more traditional investment casting processes. Using this technology, we can produce components up to 1.3 cubic meters in one piece. This process capability, coupled with the development of new and patented alloys, creates a significant opportunity to provide customers with an additional and economic choice when selecting between a machined, fabricated, composite, or cast structure. Parts made with the Sophia

Process have relatively thin wall thickness but have strength and ductility values comparable to fabricated, forged and machined solid components. The Sophia Process stringently controls the heat level and process parameters to make lighter but stronger components that resist fracture and fatigue. The process reduces machining, fabrication and assembly costs by eliminating both doublers at material interfaces and the weakness and stress associated with riveted assemblies. We use high strength alloys with good castability to ensure that the integrity and enhanced properties from one casting are identical to the next, and to achieve the desired combination of tensile strength, ductility and elongation. Parts made with the Sophia Process are used for the commercial aerospace, defense and transportation industries. Such applications include civil aircraft, military aircraft, missiles and underwater weapons applications and applications for the motorsport industry. We use the Sophia Process to produce components for the Airbus A320, A330 and A340 aircraft, such as navigation light housings and wing tip fences, as a single part, and to produce slat can wing components for Boeing’s 737 aircraft.

Sand Casting. At our Sittingbourne, England facility, we manufacture aluminum and magnesium alloy precision sand castings, including machined and finished parts for the commercial aerospace, defense and motorsport industries. Sand casting is suitable for products that are larger than typical investment casting parts. It is also suitable for products that require heavy wall sections. These products include aircraft engine heat exchangers and air intakes, aircraft engine fuel pump housings, aircraft windscreen canopies, and high performance motorsport engine components and gearboxes. For such customer requirements, sand casting provides an effective method of producing components with strength and uniformity. We have made significant advances in both the process and materials technology for magnesium and aluminum sand castings. Our engineers develop patterns utilizing computer assisted design technologies to achieve repeatable high casting integrity and enhanced mechanical properties. We have complete non-destructive testing and inspection facilities, such as dye penetrant flaw detection and X-ray testing of components, as required by the rigorous standards of the aerospace industry.

Machining. We also have a sophisticated machining center that supports the European Operations casting and forming business units. Our machining facility has the technical capabilities to provide a full range of machining services for complete production and finishing of components, including design, pattern production, casting and final machining of a component. The machining facility also performs specialized machining of small detail components in steel and titanium.

Sales and Marketing; Distribution

We market our products using a combination of direct sales and outside sales representatives. In addition, we maintain internal customer service staff and engineering capabilities to provide technical support to customers. Our U.S. Operations market their products in the United States, Europe and Asia through a network of manufacturer representatives and resellers, generally established on a geographic basis. We also utilize an inside sales force focused on particular regions or customers. Our European Operations utilize their own employee sales force for sales of its products to customers in the United Kingdom. This internal sales force is organized into two groups, one group responsible for sales of precision castings and one group responsible for metal formed products. The European Operations also use independent agents to market its products to customers in countries other than the United Kingdom, including the United States. We believe that we have the opportunity to leverage customer relationships to supply more complete systems by providing products that combine the technologies and manufacturing abilities of our different business units. Consequently, we emphasize cross-selling and coordination of sales and marketing efforts between and among our business units.

Customers

Our top ten customers in terms of revenues during fiscal 2002 were Boeing, Aermacchi, Airbus, Rolls-Royce, BAE Systems, Northrop Grumman, Raytheon, GKN Westland, Vought, and Lockheed Martin. Only the top three customers individually accounted for 5% or more of our revenues, with Boeing at approximately 13.5%, Aermacchi at approximately 7.5%, and Airbus at approximately 7.2%. Together, our top ten customers accounted for approximately 51% of our sales during fiscal 2002. In fiscal 2002, we produced machined and cast metal aircraft components for Boeing, Aermacchi and Airbus. We do not have long-term contracts with most of our major customers, and where we have long-term contracts, they generally permit the customer to cancel their orders. We depend on our customers continuing to place new orders for our products. Because of the relatively small number of customers for most of our products, our largest customers can influence product pricing and other terms of trade. If we were to lose any of our largest customers, or if they reduced or canceled orders, our business and financial performance could be harmed.

Our U.S. Operations and European Operations currently serve substantially different customer bases in similar markets. For example, the U.S. Operations supply components and parts to Boeing for each of Boeing’s 737, 747, 757, 767 and 777 commercial aircraft construction programs. The European Operations supply components and parts for each of Airbus’ A300/310, A320 family, and A330/340 commercial aircraft construction programs. Our sales have historically been divided approximately equally between the United States and Europe. One of our goals has been to take advantage of our position in both the United States and European markets to provide access for our U.S. Operations to customers in Europe, and access for our European Operations to customers in the U.S. Consequently, we have emphasized cross-marketing efforts. One of the outcomes of these efforts has been the success of our European Operations in obtaining work in the U.K. from Boeing.

Backlog

We sell the majority of our products through individual purchase orders. Many of our customers would have the right to terminate orders by paying the cost of work in process plus a related profit factor. Historically, we have not experienced a large number of significant order cancellations. However, from time to time, customers cancel orders as a result of a program being cancelled or for other reasons. As of May 31, 2002, we had purchase orders and contractual arrangements evidencing anticipated future deliveries, which we treat as backlog, through fiscal year 2004 of approximately $48 million. We expect to deliver approximately $40 million of this backlog in fiscal year 2003. As of May 31, 2001, we had backlog through fiscal year 2003 of approximately $65 million. We may not be able to complete all of that backlog and book it as net sales, if we experience cancellations of pending contracts or terminations or reductions of contracts in progress.

Competition

We have substantial competition in many of the markets that we serve. In the electronics markets, our competitors include Amphenol Corporation, Hermetic Seal Corporation, AVX Corporation and Spectrum Control, Inc. In the hot and superplastic forming market, our primary competitor is Barnes Aerospace. Our competitors in the European sand casting market include SFU, Stones, Haleys, Hitchcock and Teledyne. In the investment casting market, our competitors include the Cercast Group, Tital and Tritech. In the precision machining market, we compete with a number of regional machine shops. Many of these competitors have greater financial resources, broader experience, better name recognition and more substantial marketing operations than we have, and they represent substantial long-term competition for us. We intend to use our proprietary technology, our high quality products and our knowledge of the markets and customers we serve to compete against the companies identified above.

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

Raw Materials

Our European Operations obtain approximately 65% of their titanium from one supplier and is subject to a lead time of approximately 26 to 33 weeks to order and obtain titanium. While the European Operations generally have managed the ordering process to obtain titanium when needed, a labor strike at the supplier negatively affected the group’s ability to obtain timely deliveries of titanium during fiscal 1999 and into the 2000 fiscal year. Although the shortage of titanium did not have a material adverse effect on our European Operations or on our overall financial condition, we did lose some business due to customers’ dual sourcing contracts, and some customer orders that were expected to be delivered in fiscal 1999 were delayed into fiscal 2000 and 2001. The effect of the strike emphasizes the fact that a failure to obtain titanium or other raw materials when we need them, or significant cost increases imposed by suppliers of raw materials such as titanium or aluminum, could damage our business and financial performance. We generally have readily available sources of all raw materials and supplies we need to manufacture our products and, where possible, we maintain alternate sources of supply. However, we do not have fixed price contracts or arrangements for all of the raw materials and other supplies we purchase. We have experienced in the past shortages of, or price increases for, raw materials and supplies, and shortages or price increases may occur again in the future. Future shortages or price fluctuations could have a material adverse effect on our ability to manufacture and sell our products in a timely and cost-effective manner.

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

We have 26 U.S. patents, one Canadian patent, one European patent enforceable in the U.K., and six patent applications pending in non-U.S. jurisdictions. We can provide no assurance that the patent applications will result in issued patents, that existing patents or any future patents will give us any competitive advantages for our products or technology, or that, if challenged, these patents will be held valid and enforceable. Most of our issued patents expire at various times over the next 15 years, with five patents expiring over the next three years. These five patents, as well as several other patents that recently expired, relate to products manufactured by our Electronic Components business unit and constituted a small percentage of our consolidated revenue in fiscal 2002. Although we believe that the manufacturing processes of much of our patented technology are sufficiently complex that competing products made with the same technology are unlikely, our competitors may be able to design competing products using the same or similar technology after these patents have expired.

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

We have a policy of obtaining environmental assessment reports in connection with the acquisition of properties at which we believe historical operations could have caused adverse environmental conditions. We are not aware of any historical contamination on our properties or involving neighboring activities that we believe could have a material adverse effect on our results of operations or financial conditions, except that until August 2001, we leased property in Tacoma, Washington that is located within a Superfund site that has been the subject of regulatory action for several years. We have not been named as a potentially liable party for contamination associated with this Superfund site, and we have no reason to believe that we will be so named.

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

Employees

As of May 31, 2002, the Company had approximately 782 employees, of whom approximately 702 were engaged in manufacturing functions, 28 in sales and marketing functions, 47 in administrative functions, and 5 in executive functions. Of the employees, approximately 274 were employed by the U.S. Operations, 487 by the European Operations and 21 by our corporate holding company which includes accounting, information service and human resource personnel. As of May 31, 2002, none of our workforce in the United States was unionized. Certain of the European Operations manufacturing and engineering employees are represented by labor unions, although all negotiations are carried out through employee work committees. We have not experienced any work stoppages, and we believe that our relationships with our employees are good.

Risk Factors

We have reported net losses for recent periods, and we may continue to incur net losses, which could jeopardize our operations and decrease our stock value.

We reported a net loss of $13,049,000 for our fiscal year ended May 31, 2000, a net loss of $75,720,000 for our fiscal year ended May 31, 2001, and a net loss before extraordinary items of $15,793,000 for our fiscal year ended May 31, 2002. We believe that we will continue to incur net losses into fiscal 2003 and that such losses may be substantial. We can offer no assurance that we will achieve profitable operations or that any profitable operations will be sustained. Our ability to achieve a profitable level of operations in the future will depend on many factors, including our ability to finance production and to realize acceptable gross profits on the products we sell. Future profitability will also depend on our ability to develop new products, the degree of market acceptance of our existing and new products, and the level of competition in the markets in which we operate. If we continue to incur net losses, our cash flow position could be further damaged, our operations could be jeopardized and our stock price could decrease.

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

We have significant debt that adversely affects our financial condition.

Our long-term debt includes the PIK Notes issued in the Exchange with an aggregate principal amount as of May 31, 2002 equal to $15.0 million and accrued interest of $300,000, which notes do not require us to make cash interest payments. In addition to the PIK Notes, we have approximately $26.2 million in senior secured debt and capital leases. Although this debt is substantially less than our previous long-term debt totaling approximately $81.9 million, which consisted of $63.7 million in Subordinated Notes, $13.7 million in senior debt and approximately $4.5 million in other senior secured debt and capital leases as of February 28, 2002, our debt still poses a significant financial burden. We must increase our cash flow from operations, so that we will not have difficulty satisfying our debt obligations in the future. Our debt could make us unable to obtain additional financing in the future. It could also divert a significant portion of our cash flow to principal and interest payments and away from operations and necessary capital expenditures. Our debt also may put us at a competitive disadvantage in relation to competitors with less debt and limit our flexibility to adjust to downturns in our business or market conditions.

Our lenders could accelerate the principal owing on our debt, which we do not have the funds to pay.

We have been notified by one of our secured lenders that we are not in compliance with covenants of loans that are secured by a first deed of trust on our headquarters building and a security interest in leasehold improvements on another building that we lease. The lender has agreed to forbear from declaring covenant defaults until May 31, 2003, pursuant to a forbearance agreement dated March 15, 2002 so long as we maintain timely payments on those loans. After the completion of the Exchange, we regained compliance with each of the loan covenants except for those relating to debt service coverage and our debt to net worth ratio. In the event the holders of our debt chose to exercise their remedies, we may be forced to seek protection from creditors under the bankruptcy laws. To date, our secured lenders have not exercised any remedies with respect to any default, but we can provide no assurance that they would not exercise their remedies prior to their repayment or our compliance with the terms of such debt.

We do not have revolving lines of credit that would help us fund our operations.

Due to our continued losses, our revolving line of credit expired on March 5, 2001 and we repaid that line of credit in full on March 2, 2001. Our line of credit in the U.K. expired in November 2000. That line of credit was extended through March 7, 2001, and we repaid it in full on that date. We did not request renewal of that line. Additionally, the New Senior Loan is a term loan rather than a revolving loan. As a result, if we make payments of principal before the New Senior Notes mature, additional loan proceeds will not become available and the New Senior Notes will not provide an additional source of cash to fund our operations or to meet our obligations as they become due.

We must comply with a number of significant debt covenants that limit our flexibility.

The loan agreement that relates to our PIK Notes and the New Senior Notes restrict a number of our activities. Unless we obtain consent from our lenders, we generally cannot dispose of or create liens on assets or create additional indebtedness. We are not permitted to pay dividends to shareholders or repurchase stock. Our debt covenants restrict our ability to acquire new businesses or make investments or loans to others. We are also subject to covenants that limit our ability to make capital expenditures, change the business we conduct, or engage in transactions with related parties. In addition, if we experience a Change of Control, we will be required to repay our debt early. If we breach any of these covenants, the lenders may be able to declare all amounts we owe to be immediately due and payable. If this were to occur, we would likely not have funds available to us to pay off the debt.

The New Senior Notes and the agreements governing our other senior secured indebtedness also require us to meet a number of financial ratios and tests. In fact, we have been notified by one of our secured lenders that we are not in compliance with covenants of loans that are secured by a first deed of trust on our headquarters building and a security interest in leasehold improvements on another building that we lease. The lender has agreed to forbear from declaring covenant defaults until May 31, 2003, pursuant to a forbearance agreement dated March 15, 2002 so long as we maintain timely payments on those loans. Our ability to meet these ratios and tests and to comply with other provisions governing the New Senior Loan and the loans secured by our real property may be adversely affected by changes in economic or business conditions or events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default under the New Senior Notes and the loans secured by our real property.

We have experienced asset impairment, and we may experience additional asset impairment in the future.

We review long-lived assets and intangibles for potential impairment of value whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. An impairment is determined by totaling the estimated net future cash flows derived from the asset and comparing that total to the book value of the asset. When the total of the net future cash flows is lower than the book value, an impairment exists. The amount of the impairment is the difference between the present value of the net future cash flows and the book value of the asset. We will continue to analyze long-lived and identifiable intangible assets in the future to determine possible impairment charges. Future evaluations could result in impairment charges, and those charges could be material.

After the Exchange, the Noteholders own approximately 97.5% of the outstanding voting stock, and thus control all matters requiring a shareholder vote, including the election of directors.

The Noteholders and their affiliates, in the aggregate, beneficially own approximately 97.5% of the outstanding shares of voting stock after the Exchange, calculated on a fully-diluted basis. In addition,

GSCP Recovery, Inc. and its affiliates own approximately 53% of the Company’s common stock on a fully-diluted basis. As such, GSCP Recovery, Inc. and its affiliates and the Noteholders can control the outcome of all shareholders’ votes, including charter and bylaw amendments, possible mergers, corporate control contests, and other significant corporate transactions. Furthermore, they are entitled to nominate and elect all five members of our Board of Directors. As such, they have absolute control over our Board of Directors and its policies, and as a result, could prevent or delay any strategic transaction or other action by us. By virtue of their effective board control, the Noteholders, GSCP Recovery, Inc. and its affiliates will also be able to hire and fire our management team.

Our Company and the Noteholders are subject to Potential Conflicts of Interest.

The Noteholders and their affiliates, in the aggregate, beneficially own approximately 97.5% of our common stock after the Exchange, calculated on a fully-diluted basis. The Noteholders hold the Company’s outstanding PIK Notes in the aggregate principal amount of $15 million. In addition, GSCP Recovery, Inc. and GSC Recovery II, L.P. acquired an aggregate of approximately 53% (on a fully-diluted basis assuming conversion of the Series C Preferred Stock in full) of the Company’s common stock as part of the Company’s restructuring and in exchange for the Subordinated Notes of the Company held by GSCP Recovery, Inc. and GSC Recovery II, L.P. As a result of their stock ownership, GSCP Recovery, Inc. and GSC Recovery II, L.P. have the ability to elect at least a majority of the Board of Directors of the Company. In addition, GSC Recovery II, L.P. and certain of its affiliates, GSC Recovery IIA, L.P., GSC Partners CDO Fund, Limited and GSC Partners CDO Fund II, Limited, together own the Company’s New Senior Notes. The New Senior Notes contain restrictive covenants and default protections that effectively allow GSC Recovery II, L.P. and their affiliates to influence or restrict the ability of the Company to engage in various transactions, including mergers, consolidations and the sale of substantially all of the Company’s assets. The interests of a Noteholder may be inherently different from that of a shareholder.

Our European Operations has had and will continue to have a significant impact on our business.

The acquisition of our European Operations in 1998 doubled our size. For the fiscal year ended May 31, 2002, approximately 50% of our assets and approximately 57% of our revenues were associated with our operations in the United Kingdom. It is more difficult for us to manage a business in the United Kingdom than our other businesses, which are located in the State of Washington. The reasons for the increased difficulty include differences in time, distance, business practices and cultural variations. Our ownership of a business in Europe also subjects us to regulatory, tax, and trade restrictions that we do not face in the United States. If we retain ownership of our European Operations and do not effectively manage those business units, we may not be successful.

Changes in foreign currency exchange rates could negatively affect our financial position.

Since approximately 57% of our transactions are conducted in foreign currency, exchange rate risk could be material. Additionally, we have not engaged in hedging transactions to date. For the fiscal year ended May 31, 2002, we incurred a foreign currency translation gain of $776,000. Because of our European Operations, we may decide to engage in hedging transactions to protect against losses caused by changes in the exchange rate between the U.S. dollar and the British pound sterling. If we decide to engage in hedging transactions, they will require us to incur transaction expenses and will not completely protect against any such losses. Our European Operations have a few contracts that are in European currencies other than British pounds sterling, or in U.S. dollars. We face similar exchange date fluctuation risks on those currencies as well and it is unlikely that enough transactions will be done in those currencies to merit hedging transactions to protect against losses.

We operate in industries that are subject to cyclical downturns that could adversely affect our revenues.

We operate in historically cyclical industries. The aerospace, defense and transportation industries are sensitive to general economic conditions, and past and current recessions have adversely affected these industries. In past years, a number of factors have adversely affected the aerospace industry, including increased fuel and labor costs, and intense price competition. Recently, the commercial aircraft industry experienced a downturn in the rate of its growth due to changing economic conditions and as a result of the ongoing financial crisis in Asia, which caused reductions in production rates for some commercial airline programs. The major aircraft manufacturers responded, in part, by significantly decreasing their inventory levels. In addition, the terrorist attacks of September 11, 2001 and their aftermath dramatically reduced commercial airline travel, thereby reducing aircraft usage of major airlines. This is likely to reduce the number of orders of new aircraft by commercial airlines from our customers. Furthermore, the unprecedented slowdown in air travel, combined with the costs of additional security measures have raised questions about the ongoing financial viability of the airline industry. In the event of bankruptcy or liquidation of one or more of the major airlines, this could lead to additional cancellations or delays in aircraft orders from Boeing or Airbus, two of our largest aerospace customers, which would in turn, reduce demand for our products and would have a material adverse effect on our business and financial performance. As such, cyclical factors and general economic conditions could lead to a downturn in demand for our core products and decrease our revenues.

We may fail to retain our key management and technical personnel, which could negatively affect our business.

We believe that our ability to successfully implement our business strategy and to operate profitably depends significantly on the continued employment of our senior management team, led by our president, Donald A. Wright, and our ability to retain and hire engineers and technical personnel with experience in the aerospace and electronics industries. We have key man life insurance policies on the life of Mr. Wright totaling $8 million. We also have an employment agreement with Mr. Wright. However, our business and financial results could be materially adversely affected if Mr. Wright, other members of the senior management team, or significant engineers or technical personnel become unable or unwilling to continue in their present employment. On February 28, 2002, Sheryl A. Symonds, who served as Vice President and General Counsel, left her employment with the Company. On May 17, 2002, Werner Halfelfinger who served as Vice President of Operations and Chief Operating Officer, left his employment with the Company. Our growth and future success, however, will depend in large part on our ability to retain and attract board members, executives, managers and highly skilled technical personnel with experience in the aerospace and electronics industries. Because our U.S. operations are not located in a large metropolitan area, we may face more difficulty in acquiring and retaining key management and technical personnel than our competitors in major cities. We face similar difficulties in the U.K. Competition for such individuals is intense, and we may not be successful in attracting and retaining them, which could interfere with our ability to manage our business profitably.

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

Many of our customers use our products for applications such as aircraft, satellites, medical devices and other uses in which failure could have serious consequences. We maintain product liability insurance with a maximum coverage of $15 million. However, this insurance may not be sufficient to cover any claims that may arise. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business and financial performance.

We may not be able to convert all of our backlog into revenue.

We sell the majority of our products through individual purchase orders. Many of our customers would have the right to terminate orders by paying the cost of work in process plus a related profit factor. Historically, we have not experienced a large number of significant order cancellations. However, from time to time, customers cancel orders as a result of a program being cancelled or for other reasons. As of May 31, 2002, we had purchase orders and contractual arrangements evidencing anticipated future deliveries, which we treat as backlog, of approximately $48 million. We expect to deliver approximately $40 million of this backlog in fiscal year 2003. We may not be able to complete all of that backlog and record it as net sales, if we experience cancellations of pending contracts or terminations or reductions of contracts in progress.

Our markets are highly competitive, and our competitors’ strengths may prevent us from executing our business strategy.

We have substantial competition in many of the markets that we serve. In the electronics markets, our competitors are generally larger than we are. In the aerospace market, we compete with both regional machine shops and forming business and offshore foundries, which tend to have lower costs. Many of these competitors have greater financial resources, broader experience, better name recognition and more substantial marketing operations than we have, and they represent substantial long-term competition for us. We believe that our manufacturing processes, proprietary technologies and experience provide significant advantages to our customers. These advantages include high quality, more complete solutions, competitive prices, and physical properties that meet stringent demands. However, competitors can use alternative forms of manufacturing to produce many of the components and products that we make. These competing products could be of the same or better quality and price as those we produce. We expect our competitors to continue making new developments, and they could develop products that customers view as more effective or more economical than our products. In addition, our competitors may introduce automation processes and robotics systems that could lower their costs of production substantially. If we cannot compete successfully against current and future competitors, and respond appropriately to changes in industry standards, our business could be seriously harmed.

If we cannot obtain raw materials when needed and at a reasonable cost, we could have difficulty producing cost-effective products and delivering them on time.

Our European Operations obtain approximately 65% of its titanium from one supplier and are subject to a lead time of approximately 26 to 33 weeks to order and obtain titanium. While the European Operations generally has managed the ordering process to obtain titanium when needed, a labor strike at the supplier negatively affected our ability to obtain timely deliveries of titanium during fiscal 1999 and into the 2000 fiscal year. Although the shortage of titanium did not have a material adverse effect on our business or on our overall financial condition, we did lose some business due to customers’ dual sourcing contracts, and some customer orders that were expected to be delivered in fiscal 1999 were delayed into fiscal 2000 and 2001. The effect of the strike emphasizes the fact that a failure to obtain titanium or other raw materials when needed, or significant cost increases imposed by suppliers of raw materials such as titanium or aluminum, could damage our business and financial performance. We generally have readily available sources of all raw materials and supplies we need to manufacture our products and, where possible, we maintain alternate sources of supply. However, we do not have fixed price contracts or arrangements for all of the raw materials and other supplies we purchase. We have experienced in the past shortages of, or price increases for, raw materials and supplies, and shortages or price increases may occur again in the future. Our current cash shortage has resulted in our deliberate efforts to reduce inventories. Reduced inventories could result in even greater raw material shortages in the future. Future shortages or price fluctuations could have a material adverse effect on our ability to manufacture and sell our products in a timely and cost-effective manner.

We need to protect our intellectual property and proprietary rights, and protection may be costly and not always available or effective.

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

We have 26 U.S. patents, one Canadian patent, one European patent enforceable in the U.K., and six patent applications pending in non-U.S. jurisdictions. We can provide no assurance that the patent applications will result in issued patents, that existing patents or any future patents will give us any competitive advantages for our products or technology, or that, if challenged, these patents will be held valid and enforceable. Most of our issued patents expire at various times over the next 15 years, with five patents expiring over the next three years. Although we believe that the manufacturing processes of much of our patented technology are sufficiently complex that competing products made with the same technology are unlikely, our competitors may be able to design competing products using the same or similar technology after these patents have expired.

Despite the precautions we have taken, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Existing intellectual property laws give only limited protection with respect to such actions, and policing violations of these laws is difficult. The laws of other countries in which our products are or may be distributed do not protect products and intellectual property rights to the same extent as do the laws of the United States. We could be required to enter into costly litigation to enforce our intellectual property rights or to defend infringement claims by others, and we might not prevail in any such actions. Infringement claims could require us to license the intellectual property rights of third parties, but licenses may not be available on reasonable terms, or at all.

We must comply with environmental laws, and any failure to do so could subject us to claims or regulatory action.

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

We have a policy of obtaining environmental assessment reports in connection with the acquisition of properties at which we believe historical operations could have caused adverse environmental conditions. We are not aware of any historical contamination on our current properties or involving neighboring activities that we believe could have a material adverse effect on our results of operations or financial condition.

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

As a U. S. Government contractor or subcontractor, if we do not comply with federal laws and regulations we could lose those contracts and incur penalties.

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

We have historically pursued an aggressive acquisition strategy. Although we are currently focusing substantially all of our attention on existing operations. In the future, we may again evaluate and pursue potential strategic acquisitions. We have incurred substantial losses as a result of some of our acquisitions and investments, including approximately $46.7 million in fiscal 2001, approximately $4.6 million in fiscal 2000, and approximately $12.7 million in fiscal 1999. We need to better manage our acquisition strategy. This includes accurately assessing the value, strengths and weaknesses of acquisition candidates, as well as successfully implementing necessary changes at newly acquired subsidiaries. In the past, our aggressive acquisition strategy has diverted management attention from our operations, increased borrowings, disrupted product development cycles and diluted earnings per share. If we do not successfully manage future acquisitions, if any, our financial performance could continue to be negatively impacted by acquisitions. We are not considering any acquisitions at this time.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive and administrative offices are located at 430 Olds Station Road, Wenatchee, Washington. Our headquarters building provides approximately 18,000 square feet of office space, and is owned by the Company.

The location, use and approximate size of the principal owned and leased properties where we conduct our operations (other than our headquarters building) as of May 31, 2002 are as follows:

		Approx.	Own/	Annual	Lease	Mortgage
Group	Location	Area	Lease	Rent	Expiration	Balance

U.S. Operations	Wenatchee, Washington Sequim, Washington Wenatchee, Washington Wenatchee, Washington	54,000 18,355 42,000 41,400	Lease Own Lease Lease	$353,000 N/A $208,000 $166,000	2007 N/A 2005 2006	N/A None N/A N/A
European Operations	Sittingbourne Sittingbourne Rochester Worcester Worcester Welwyn Garden City Birmingham	54,500 7,500 37,345 40,000 15,000 55,000 59,000	Lease Lease Lease Lease Lease Lease Lease	£258,000 £ 50,000 £180,000 £160,000 £ 50,000 £333,000 £236,000	2018 2005 2011 2018 2003 2018 2018	N/A N/A N/A N/A N/A N/A N/A

During the 2002 fiscal year, we also leased properties formerly used by divisions that have been discontinued. These include:

Group / Division	Location	Approx. Area Leased	Annual Rent	Lease Expiration	Disposition

U.S. Aerospace Casting Division	Tacoma, WA	21,700	N/A	N/A	PA&E lease terminated as of August 14, 2001
U.S. Aerospace Engineering & Fabrication Division	Sedro-Woolley, WA	94,600	N/A	N/A	PA&E lease terminated as of May 1, 2002
	Mountlake Terrace, Washington	10,000	$217,000	2005	Fully subleased until December 2002
	Everett, WA	11,500	N/A	N/A	PA&E lease terminated as of December 19, 2001
U.S. Electronics Display Division	Vancouver, Washington	50,000	N/A	N/A	PA&E lease terminated as of May 31, 2002

In January 1999, we executed an agreement with the Port of Chelan County, Washington, giving us an option to purchase three parcels of land at or near our Wenatchee campus for a total of $5.4 million. We purchased the first parcel, which was property next to our Wenatchee campus, for $853,000 in cash, on February 2, 1999. In December 2000, we resold the parcel to the Port of Chelan County for approximately $930,000. In July 2001, we executed a Rescission and Termination Agreement with the Port, which provided for the termination of our option and the return of a $100,000 deposit.

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

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information, Shareholders, and Dividends

Between July 16, 1996 and June 28, 2001, our common stock was traded on the Nasdaq National Market of The Nasdaq Stock Market, Inc. (“Nasdaq”) under the symbol “PCTH”, and our public warrants were traded on the same system under the symbol “PCTHW”. Each public warrant entitles the holder to purchase one share of common stock at an exercise price of $4.6875 per share. After the delisting of our common stock and public warrants from Nasdaq on June 28, 2001, our common stock and public warrants now trade on the NASD Over-the-Counter Bulletin Board (“OTC Bulletin Board”).

The following range of high and low sales prices for our common stock and public warrants for each calendar quarter during the period from January 2000 through May 31, 2002, which covers all of the calendar quarters within the Company’s 2001 and 2002 fiscal years. The prices for our common stock and public warrants were obtained from Nasdaq from January 2000 through the first calendar quarter of 2001. Thereafter, prices for our common stock and public warrants were obtained from the closing price for our common stock and public warrants on the OTC Bulletin Board.

	Common Stock		Public Warrants

Calendar Period	High	Low	High	Low

2000
First Quarter	7.000	1.125	2.438	0.250
Second Quarter	3.000	1.188	1.313	0.406
Third Quarter	2.656	0.781	1.063	0.250
Fourth Quarter	1.438	0.313	0.563	0.094
2001
First Quarter	0.906	0.219	0.313	0.094
Second Quarter	0.313	0.180	0.160	0.080
Third Quarter	0.180	0.050	0.050	0.005
Fourth Quarter	0.150	0.045	0.025	0.002
2002
First Quarter	0.090	0.030	0.011	0.002
Second Quarter (April 1 - May 31, 2002)	0.105	0.050	0.010	0.002

As of August 29, 2002, the closing sales price of our common stock on the OTC Bulletin Board was $0.03 per share, and the closing sales price of our public warrants was $0.002.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund the operations, and we do not anticipate paying dividends on our common stock in the foreseeable future. Our agreements with our senior secured lenders and the indenture governing our PIK Notes restrict our ability to pay dividends.

As of August 26, 2002, there were 1,384 holders of record of 90,734,410 shares of common stock outstanding, and 26 holders of record of 2,295,000 public warrants outstanding, based on the records maintained by our transfer agent.

Summary Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))(1)

Equity compensation plans approved by security holders	3,695,085	$2.44	0
Equity compensation plans not approved by security holders	—	—	—
Total	3,695,085	$2.44	0

(1)  In connection with the Exchange, the Company has agreed to issue no additional awards under any of the Company’s existing equity compensation plans.

Common Stock

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

Preferred Stock

     Series C Convertible Preferred Stock

In March 2002, we completed the Exchange portion of our restructuring. In connection with the Exchange, we issued 1,000 shares of Series C Preferred Stock of the Company to the Noteholders as partial consideration for the cancellation of the Subordinated Notes.

The Series C Preferred Stock is automatically convertible into that number of shares of common stock which, when added to the shares of common stock previously distributed to the Noteholders in the Exchange, would equal approximately 97.5% of our common stock on a fully-diluted basis (an aggregate 4,865,820,023 shares of common stock). The Automatic Conversion of the Series C Preferred Stock into common stock will take place immediately following shareholder approval of an increase in the number of authorized shares of common stock to an amount sufficient to effect the conversion of the Series C Preferred Stock in full. No additional consideration must be paid by the holders of the Series C Preferred Stock for the Automatic Conversation to occur. Until the Automatic Conversion occurs, the Series C Preferred Stock has an aggregate liquidation preference equal to $45 million and a cumulative dividend rate of 10% per annum, which automatically increased to 14% per annum after June 1, 2002 because the Automatic Conversion did not occur on or before June 1, 2002. The Series C Preferred Stock ranks senior to all other classes of our capital stock as to liquidation and distributions. In addition, the Series C Preferred Stock is entitled to vote with the common stock on all matters brought before the common stock for approval (other than as required by law) and is entitled to that number of votes equal to the number of shares of common stock into which the Series C Preferred Stock is then convertible.

     Series B Convertible Preferred Stock

In May and August 1998, we issued a total of 170,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued related warrants, for a total sale price of $17 million, in a private placement to 17 accredited investors. As of June 26, 2000, all of the shares of Series B Preferred Stock had been converted into a total of 10,136,548 shares of common stock. The issuance of the common stock upon conversion of the Series B Preferred Stock was exempt from registration under Section 3(a)(9) of the Securities Act because it was an exchange exclusively with the holders of Series B Preferred Stock where no commission or other remuneration was paid or given for soliciting the exchange.

The Company also issued warrants to purchase 236,109 shares of common stock at an exercise price of $7.20 per share in connection with the sale of the Series B Preferred Stock, which warrants expired on May 15, 2001 unexercised.

     Blank Check Preferred Stock

The Company’s Board of Directors has the authority to issue additional shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative, participating, optional or other rights of any series of preferred stock, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences, sinking fund terms and the number of shares constituting any series, without shareholder approval, unless such approval is required by applicable law or by the rules of any stock exchange or automated quotation system on which securities of the Company may be listed or traded, if any. The rights of any new preferred stock could adversely affect the rights of holders of common stock and the market for the common stock.

Warrants and Options

As of May 31, 2002, we had outstanding exercisable warrants to purchase common stock as follows:

•	publicly traded warrants to purchase 2,295,000 shares of common stock, that (a) were issued as part of the units sold in the Company’s July 1996 registered public offering (“Units”), (b) have an exercise price of $4.6875 per share, and (c) expire in July 2003;

•	warrants and options to purchase a total of 4,816,309 shares of common stock issued to several employees and consultants of the Company, that (a) have exercise prices ranging from $0.22 to $9.50 per share, and (b) have expiration dates that range from July 2002 to May 2011;

•	warrants to purchase 66,630,984 shares of common stock that (a) were issued in connection with a private placement in July 2000, (b) have an exercise price of $0.001 per share, and (c) expire in July 2003. See "— Summer 2000 Private Placement” below.

•	warrants to purchase 15,293,149 shares of common stock that (a) were issued in connection with a private placement in March 2001, (b) have an exercise price of $.001 per share, and (c) expire in March 2006. See "— March 2001 Private Placement” below.

The shares of common stock issuable upon exercise of our outstanding warrants are either registered for issuance or resale, available for resale under Rule 144, or subject to an obligation to register them for resale. Exercise of these warrants would increase the number of shares of our common stock available on the public market and would dilute the interests of existing shareholders. Notwithstanding the foregoing, holders of warrants issued in the Summer 2000 Private Placement and the March 2001 Private Placement have agreed, in connection with the Exchange, not to exercise their warrants until such time as we again have enough authorized common stock to effect such conversions. We have filed a preliminary proxy with the Commission regarding the vote to increase our authorized common stock, among other matters, and expect to hold a meeting for the approval of such increase as soon as possible following receipt of clearance from the Commission to do so.

Summer 2000 Private Placement

On July 27, 2000, we issued 1,142,860 shares of common stock and warrants to purchase additional shares of common stock to two accredited investors, Strong River Investments, Inc. (“Strong River”) and Bay Harbor Investments, Inc. (“Bay Harbor”), for gross proceeds of $2.0 million (the “Summer 2000 Private Placement”). We paid a commission to Rochon Capital Group, Ltd. (“Rochon”) which comprised of $80,000 in cash and warrants to purchase 79,150 shares of common stock, at an exercise price of $1.7688 per share, exercisable through July 27, 2003, for representing the Company in this transaction. After taking into consideration other expenses related to the transaction, we received net proceeds at closing of $1,713,000, which we used to pay down our U.S. credit line. The terms of the transaction, including the terms of the warrants, were determined by arms length negotiations between the Company and the investors. The private placement was made pursuant to the exemption from registration contained in Rule 506 of Regulation D under the Securities Act. Neither the warrants issued to Rochon nor the common stock issuable upon exercise of those warrants may be resold unless registered or exempt from registration under the securities laws. The resale of the common stock and warrants sold to Strong River and Bay Harbor in the Summer 2000 Private Placement is described below.

Adjustable Warrants. In connection with the Summer 2000 Private Placement, we issued to the investors adjustable warrants, which permitted the investors to acquire additional shares of common stock at an exercise price of $.001 per share if the market price of our common stock did not achieve and maintain a specific price during each of three vesting periods. On February 15, 2001, the Company and the investors agreed to amend the adjustable warrants to provide that each of the two investors, upon exercise in full of its adjustable warrant, would be entitled to purchase 2,095,243 shares of common stock. On February 15, 2001, the investors exercised the adjustable warrants in full, as so amended, for the exercise price of $.001 per share. As a result of the exercise, we delivered to the investors a total of 4,190,486 shares of common stock. The resale of these shares was covered by a registration statement on Form S-3 (File No. 333-56884) filed on March 12, 2001.

Vesting Warrants. In connection with the Summer 2000 Private Placement, we also issued vesting warrants to the investors. The vesting warrants expired unexercised on February 28, 2001 in accordance with their terms.

Closing Warrants. On July 27, 2000, we also issued the investors in the Summer 2000 Private Placement closing warrants (the “Closing Warrants”) to purchase originally an aggregate of 385,000 shares of common stock at an exercise price of $2.01 per share. The Closing Warrants were exercisable in full on the date of issuance and remain exercisable until their expiration on July 27, 2003. The Closing Warrants contain weighted-average anti-dilution protection in the event we issue equity securities at a price less than the exercise price of the Closing Warrants then in effect. Our Exchange transaction in March 2002 triggered the anti-dilution provisions of the Closing Warrants, resulting in a significant increase in the number of shares issuable upon exercise of these warrants. Specifically, warrants in favor of Strong River initially exercisable for 192,500 shares of common stock are now exercisable for 33,315,492 shares; and warrants in favor of Bay Harbor initially exercisable for 192,500 shares of common stock are now exercisable for 33,315,492 shares. The exercise price of the Strong River and Bay Harbor warrants was reduced from $2.01 to the per share par value of the common stock by virtue of the anti-dilution adjustment. The resale of the shares issuable upon exercise of the common stock sold and the common stock issuable upon exercise of the Closing Warrants issued in the Summer 2000 Private Placement was registered on a registration statement on Form S-3 (File No. 333-44686), filed on August 28, 2000. Holders of the Closing Warrants have agreed in connection with the Exchange, not to exercise their Closing Warrants until such time as we again have enough authorized common stock to effect such conversions.

March 2001 Private Placement

On March 1, 2001, we borrowed approximately $13.8 million from four lenders for which DDJ Capital Management, LLC served as investment advisor: B III Capital Partners, L.P., B III-A Capital Partners, L.P., DDJ Canadian High Yield Fund and State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust (the “March 2001 Private Placement”). In connection with this secured loan, we issued warrants to purchase an aggregate of 4,036,978 shares of common stock with an exercise price of $.001 per share to the lenders as an incentive for them to make the loan. The warrants are exercisable through March 1, 2006 and contain weighted average anti-dilution protection in the event we issue equity securities at a price less than market price determined in the manner set forth in the Warrant Agreement. The terms of the transaction, including the terms of the warrants, were determined by arms length negotiations between the Company and the lenders. We used approximately $9.5 million of the loan to repay our revolving line of credit in the U.S. and to pay the interest payment on our 111/4% senior subordinated notes that was due on February 1, 2001. The remainder of the proceeds were used to replace our line of credit in the United Kingdom, to pay costs of the secured loan transaction and to provide working capital. We filed a registration statement on Form S-3 for the shares of common stock underlying the warrants (File No. 333-58148) on April 2, 2001.

In March 2002, the Exchange transaction triggered the anti-dilution provisions of the warrants issued in connection with the March 2001 Private Placement, resulting in a significant increase in the number of shares issuable upon exercise of those warrants. Specifically, warrants which were initially exercisable for 4,036,978 shares of common stock are now exercisable for 15,293,149 shares of common stock. The holders of these warrants have agreed, in connection with the Exchange, not to exercise their warrants until such time as we again have enough authorized common stock to effect such conversions.

We also paid a commission of approximately $415,000 to First Albany Corporation (“First Albany”), the placement agent that represented us in the transaction, and issued warrants to purchase up to 692,074 shares of our common stock to First Albany, at an exercise price of $.4062 per share (the “Placement Warrants”). The Placement Warrants are exercisable at any time through April 9, 2006.

The warrants issued in the March 2001 Private Placement were issued pursuant to the exemption from registration contained in Rule 506 of Regulation D under the Securities Act. Neither the Placement Warrants nor the shares of common stock issuable upon exercise of the Placement Warrants may be resold unless registered or exempt from registration under the securities laws. First Albany has piggy-back registration rights with respect to the shares issuable upon exercise of the warrants.

The Exchange

In March 2002, we completed the Exchange portion of our restructuring. In connection with the Exchange, we issued 1,000 shares of Series C Preferred Stock of the Company to the Noteholders as partial consideration for the cancellation of the Subordinated Notes.

The Series C Preferred Stock is automatically convertible into that number of shares of common stock which, when added to the shares of common stock previously distributed to the Noteholders in the Exchange, would equal approximately 97.5% of our common stock on a fully-diluted basis (an aggregate 4,865,820,023 shares of common stock). The Automatic Conversion of the Series C Preferred Stock into common stock will take place immediately following shareholder approval of an increase in the number of authorized shares of common stock to an amount sufficient to effect the conversion of the Series C

Preferred Stock in full. No additional consideration must be paid by the holders of the Series C Preferred Stock for the Automatic Conversation to occur. Until the Automatic Conversion occurs, the Series C Preferred Stock has an aggregate liquidation preference equal to $45 million and a cumulative dividend rate of 10% per annum, which automatically increased to 14% per annum after June 1, 2002 because the Automatic Conversion did not occur on or before June 1, 2002. The Series C Preferred Stock ranks senior to all other classes of our capital stock as to liquidation and distributions. In addition, the Series C Preferred Stock is entitled to vote with the common stock on all matters brought before the common stock for approval (other than as required by law) and is entitled to that number of votes equal to the number of shares of common stock into which the Series C Preferred Stock is then convertible (convertible into 4,865,820,023 shares of common stock). The Series C Preferred Stock will convert into common stock automatically immediately following shareholder approval of an increase in the number of shares of authorized common stock to an amount sufficient to effect the conversion in full.

In addition, in March 2002, we also issued 51,419,604 shares of common stock to the Noteholders as additional consideration for the cancellation of the Subordinated Notes. We did not receive cash proceeds from the issuance of the Series C Preferred Stock or the common stock issued in the Exchange. The Series C Preferred Stock and the common stock issued in the Exchange was exempt from the registration under Section 3(a)(9) of the Securities Act because it was an exchange exclusively with the holders of Subordinated Notes where no commission or other renumeration was paid or given for soliciting the exchange. We have agreed to register for resale such shares of common stock, including those receivable upon conversion of the Series C Preferred Stock, on demand of the Noteholders.

Registration Rights

We are obligated to register the resale of the following shares:

Continental Capital & Equity Corporation has the right, through April 17, 2003, to require us to file a resale registration statement with respect to up to 200,000 shares issuable upon exercise by Continental of warrants held by them.

We are obligated to register for resale up to 79,150 shares issuable upon exercise of warrants held by Rochon in the Summer 2000 Private Placement.

We are obligated to register for resale up to 692,074 shares issuable upon exercise of warrants held by First Albany in our March 2001 Private Placement.

We are obligated to register for resale on demand the 51,419,604 common shares issued in connection with the Exchange and up to 4,865,820,023 shares issuable upon the conversion of the Series C Preferred Stock.

Nasdaq Market Delisting

Until June 28, 2001, our common stock and public warrants were quoted on Nasdaq. In order to remain listed on that market, we were required to meet Nasdaq’s listing maintenance standards. On March 22, 2001, we received a determination letter from Nasdaq staff indicating that, absent a successful appeal by the Company, our securities would be delisted for failure to comply with Marketplace Rule 4450(a)(5), which requires listed stock to maintain a minimum bid price of $1.00. Our common stock had traded below $1.00 since November 7, 2000. Subsequent to the notice, we notified Nasdaq that we also failed to comply with Marketplace Rule 4450(a)(3), which requires an issuer of listed securities to maintain net tangible assets of at least $4 million. We appealed the Nasdaq staff determination before a Nasdaq qualification hearings panel on May 11, 2001, but we were notified on June 27, 2001 that our securities would be delisted on June 28, 2001. The delisting of our securities occurred on that date. Our common stock and public warrants are currently traded on the OTC Bulletin Board.

Indemnification

The Company agreed to indemnify the holders of the Series C Preferred Stock, the Series B Preferred Stock, the investors in the Summer 2000 Private Placement, and the holders of the warrants issued in the March 2001 Private Placement, and those holders and investors agreed to indemnify the Company, against certain liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Anti-Takeover Considerations

The Company, as a Washington corporation, is subject to certain provisions of Washington law regarding significant business transactions and fair price restrictions in addition to those provisions of the Company’s articles of incorporation and bylaws that may have anti-takeover effects. These provisions may have the effect of delaying or deterring a hostile takeover of the Company.

Washington Law. Washington’s “Significant Business Transactions” statute (Chapter 23B.19 of the Washington Business Corporation Act) applies to public companies that are incorporated under Washington law. The statute prohibits, subject to certain exceptions, a corporation from entering into any “significant business transactions” with an “Acquiring Person” (defined generally as a person who or an affiliated group that beneficially owns 10% or more of the outstanding voting securities of a corporation) for a period of five years after such person or affiliated group becomes an Acquiring Person unless the transaction or share acquisition made by the Acquiring Person is approved prior to the share acquisition by a majority of the target corporation’s directors. In addition, this statute prohibits a corporation subject thereto from entering into a significant business transaction with an Acquiring Person unless the consideration to be received by the corporation’s shareholders in connection with the proposed transaction satisfies the “fair price” provisions set forth in the statute.

Articles of Incorporation and Bylaws. A number of provisions in the Company’s articles of incorporation and bylaws concern matters of corporate governance and rights of shareholders. Provisions such as those that grant the Board of Directors the ability to issue shares of preferred stock and to set the voting rights, preferences and other terms thereof may have an anti-takeover effect by discouraging takeover attempts not first approved by the Board of Directors, including takeovers which may be considered by some shareholders to be in their best interests. To the extent takeover attempts are discouraged, temporary fluctuations in the market price of the Company’s common stock, which may result from actual or rumored takeover attempts, may be inhibited, particularly those that might otherwise tend to increase the Company’s stock price. Such provisions also could delay or frustrate the removal of incumbent directors or the assumption of control by shareholders, even if such removal or assumption would be beneficial to the Company’s shareholders. These provisions also could discourage or make more difficult a merger, tender offer or proxy contest, even if they could be favorable to the interests the shareholders, and could potentially depress the market price of the Company’s common stock. The Board of Directors believes that these provisions are appropriate to protect the Company’s interests and the interests of the Company’s shareholders.

The Company’s bylaws provide that annual meetings of shareholders may take place at the time and place established by the Board of Directors. A special meeting of the Company’s shareholders may be called by the Chairman of the Board of Directors, the president, a majority of the Board of Directors or a shareholder or shareholders holding at least 10% of the voting power of the Company. Thus, until a shareholder holds at least 10% of the voting power of the Company he or she may not call a special meeting to take corporate actions that would be required to remove directors or change Company management. In addition, the Company’s bylaws provide that any action required or permitted to be taken at a shareholders’ meeting may be taken without a meeting, without prior notice and without a vote,

Sarbanes-Oxley Act Certifications

Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 accompanied this report. These certifications were filed as correspondence addressed to the Commission. The Company intends to file publicly these certifications as exhibits to a Form 8-K immediately following the filing of this Form 10-K.

if one or more written consents setting forth the action so taken are signed by a number of shareholders entitled to vote thereon equal to the number of shares that must be voted in favor of such an action. The Company’s bylaws may be altered, amended, or repealed by the Board of Directors, subject to the power of the Company’s shareholders to change or repeal the bylaws.

Transfer Agent and Registrar

The Transfer Agent and Registrar for our common stock and publicly traded warrants is Interwest Transfer Company, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data presents selected historical financial data of the Company as of and for the years ended May 31, 1998, 1999, 2000, 2001 and 2002, and is derived from our audited financial statements. This data should be read in conjunction with our Financial Statements and Notes thereto, the independent auditors’ report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The independent auditors’ report contains an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and the following selected financial data do not include any adjustments that might result from the outcome of that uncertainty. The report also states that the Company changed its method of accounting for goodwill and certain intangible assets during the year ended May 31, 2002.

	Years Ended May 31,

	(in thousands, except percentage and per share data)
	1998	1999	2000	2001	2002

Statement of Operations Data:
Net sales(1)	$54,099	$107,366	$112,694	$109,288	$80,191
Cost of sales	39,487	86,302	92,063	101,048	67,761

Gross profit	14,612	21,064	20,631	8,240	12,430
Operating expenses(4)	9,872	22,039	24,533	67,201	15,694

Income (loss) from operations	4,740	(975)	(3,902)	(58,961)	(3,264)
Net interest (expense)	(755)	(8,140)	(9,862)	(10,012)	(12,802)
Other income (expense)	(853)	(6,393)	33	201	78

Income (loss) before taxes and extraordinary item	3,132	(15,508)	(13,731)	(68,772)	(15,988)
Income tax benefit (expense)	482	2,639	(21)	(6,948)	195

Net income (loss) before extraordinary item	3,614	12,869	(13,752)	(75,720)	(15,793)
Extraordinary item, net of tax	—	—	703	—	20,318

Net income (loss)(4)	$3,614	$(12,869)	$(13,049)	$(75,720)	$4,525

Income (loss) before extraordinary item per share:
Basic	.29	(.74)	(.63)	(2.15)	(0.32)
Diluted	.27	(.74)	(.63)	(2.15)	(0.32)
Net income (loss) per share(4):
Basic	.29	(.74)	(.59)	(2.15)	0.09
Diluted	.27	(.74)	(.59)	(2.15)	0.09
Shares used in computation of income (loss) per share:
Basic	12,486	17,359	21,955	35,283	49,585
Diluted	13,606	17,359	21,955	35,283	49,585
Other Financial Data:
Adjusted EBITDA(2)	$6,944	$10,669	$9,004	$(2,681)	$1,777
Adjusted EBITDA margin(3)	12.8%	9.9%	8.0%	(2.5)%	2.2%
Depreciation, amortization, and impairment of long-lived assets	$2,204	$11,644	$12,906	$56,280	$5,041
Capital expenditures	10,290	8,281	4,867	3,710	2,703

	At May 31,

		(in thousands)
	1998	1999	2000	2001	2002

Balance Sheet Data:
Cash and cash equivalents	$11,461	$8,134	$2,154	$4,095	$5,619
Working capital	25,599	38,329	29,181	25,034	24,580
Total assets	78,580	158,727	143,582	80,816	64,669
Long-term debt (including current portion)	11,233	83,410	70,528	82,932	51,920
Series C Preferred Stock	—	—	—	—	18,715
Shareholders’ equity (deficit)	56,142	54,019	49,768	(25,114)	(19,608)

(1)	The increases in net sales from 1998 to 1999 are attributable to acquisitions by the Company and internal growth. The decrease from 2001 to 2002 is primarily attributable to the sale of unprofitable subsidiaries. See “Item 1 — Description of Business” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	“Adjusted EBITDA” represents income (loss) from operations plus depreciation, amortization, and non-cash asset impairment expense. Adjusted EBITDA should not be construed as an alternative to (i) net income (loss), as defined by generally accepted accounting principles, as an indicator of our operating performance or (ii) cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. We report Adjusted EBITDA because it is a cash flow capacity measure commonly used by financial institutions, including holders of our senior subordinated notes. Generally, we consider Adjusted EBITDA as a measure of cash flow capacity to fund interest expense, principal payments on debt, working capital needs and capital expenditures. This measure may not be comparable to similarly titled measures reported by other companies. The adequacy and historical trend of Adjusted EBITDA to support funding requirements is an indication to our management whether cash sources in addition to Adjusted EBITDA may be required to support ongoing operations.

(3)	“Adjusted EBITDA margin” represents Adjusted EBITDA as a percent of net sales. We use Adjusted EBITDA margin as a measure to better evaluate our Adjusted EBITDA capacity trends.

(4)	The Company stopped amortizing goodwill during fiscal year ended May 31, 2002. See “Notes to Consolidated Financial Statements number 2 (o) Change in Accounting Principle.”

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

Pacific Aerospace has struggled financially since late 1998, when the commercial airplane industry suffered a downturn at approximately the same time that we incurred high-cost, high-yield debt to finance the acquisition of our European Aerospace Group. We reported a net loss before extraordinary items of $15,793,000 for our fiscal year ended May 31, 2002. This followed net losses before extraordinary items of $75,720,000 for our fiscal year ended May 31, 2001 and $13,752,000 for our fiscal year ended May 31, 2000.

Over the last year, we have consolidated our U.S. Operations and European Operations through the sale and/or closure of several of our unprofitable divisions. Within our former U.S. Aerospace Group we closed an unprofitable foundry located in Tacoma, Washington and in June 2001, we completed the sale of substantially all of the assets of our Casting operation located in Entiat, Washington. Also, within our former U.S. Aerospace Group we completed the sale of substantially all of the assets related to our Engineering and Fabrication Division. The fabrication assets were sold during May 2001 and the engineering assets were sold in December 2001. We have also shut down our former U.S. Electronics Group’s Display Division in November 2001. We believe that these closures or sales of business units will strengthen and support our core electronics and machining operations.

Additionally, in March 2002, we completed the Exchange. In accordance with the Exchange Agreement, the Noteholders exchanged $63.7 million aggregate principal amount of the Subordinated Notes, together with accrued interest thereon, for shares of our common stock, shares of our Series C Preferred Stock and approximately $15.0 million in aggregate principal amount of PIK Notes. The Series C Preferred Stock will automatically convert into common stock following shareholder approval of an increase in the number of our authorized shares of common stock. We have filed a preliminary proxy with the Commission regarding the vote to increase our authorized common stock, among other matters, and expect to hold a meeting for the approval of such increase as soon as possible following receipt of clearance from the Commission to do so. However, as a result of the Exchange, the Noteholders now hold a majority of our outstanding common stock. By virtue of their common stock and Series C Preferred Stock received in the Exchange, the Noteholders now beneficially own approximately 97.5% of our outstanding shares of common stock on a fully-diluted basis and control 97.5% of our the voting shares.

In addition to exchanging our Subordinated Notes as described above, we also entered into the New Senior Loan represented by the New Senior Notes. The New Senior Notes were issued at a discount so that the proceeds of that loan totaled approximately $22.0 million. The principal amount of the New Senior Notes will accrete through May 1, 2007 to $36.0 million and will bear interest at 5% per annum. We may redeem the New Senior Notes in full or in part at any time prior to their maturity date at a premium over the accreted value of the New Senior Notes, which premium declines over time. We used $16.2 million of the proceeds from the New Senior Notes to pay off principal and accrued interest on our then outstanding 21% senior secured loan (of which $13.7 million in principal was outstanding at May 31, 2001). The remaining proceeds were used for working capital, to pay the fees and costs of the restructuring and for other general corporate purposes. Assuming the New Senior Notes are not redeemed prior to their maturity date, cash payments will be limited to the 5% interest rate on the face value of the New Senior Notes and the repayment of the $36.0 million principal amount due on May 1, 2007.

Critical Accounting Estimates and Policies

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including revenue recognition, the allowance for doubtful accounts, sales returns and allowances, the salability and recoverability of inventory, impairment of long-lived assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions, and such variations may be adverse.

We recognize revenue primarily when products are shipped to customers and when services are performed. In certain instances we recognize revenues from long-term, fixed-price contracts on the percentage of completion method measured by cost. Contract costs for long-term contracts include all direct material and labor costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. When formal customer approval is necessary, we defer revenue recognition until such approval is received. Differences could result in changes to the amount and timing of the recorded revenues if we make different judgments or use different estimates.

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

We value inventories at the lower of cost, primarily determined by the first-in, first-out method, or market (replacement cost for raw materials and fair value for work in progress and finished goods). We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount of timing of write-downs for any period if we make different judgments or use different estimates.

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

We follow the asset and liability method of accounting for income taxes. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Differences could result in the amount of timing our provision for income taxes for any period if we make different judgments or use different estimates.

The Company operates in two segments, US Operations and European Operations. This is based on the fact that the Company’s chief operating decision maker, the Company’s chief executive officer, regularly reviews operating results, assesses performance and makes decisions about resources to be allocated at this level (US Operations and European Operations) and not on any of the underlying divisions or business units that comprise these two segments.

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

	Years Ended May 31,

	1998		1999		2000		2001		2002

Net sales	$54,099	100.0%	$107,366	100.0%	$112,694	100.0%	$109,288	100.0%	$80,191	100.0%
Cost of sales	39,487	73.0	86,302	80.4	92,063	81.7	101,048	92.5	67,761	84.4

Gross profit	14,612	27.0	21,064	19.6	20,631	18.3	8,240	7.5	12,430	15.6
Operating expenses(2)	9,872	18.2	22,039	20.5	24,533	21.8	67,201	61.5	15,694	19.5

Income (loss) from operations	4,740	8.8	(975)	(0.9)	(3,902)	(3.5)	(58,961)	(54.0)	(3,264)	(3.9)
Net interest expense	(755)	(1.4)	(8,140)	(7.6)	(9,862)	(8.8)	(10,012)	(9.2)	(12,802)	(16.0)
Other income (expense)	(853)	(1.6)	(6,393)	(6.0)	33	—	201	0.2	78	—
Extraordinary item	—	—	—	—	703	0.6	—	—	20,318	25.3
Income tax benefit (expense)	482	0.9	2,639	2.5	(21)	—	(6,948)	(6.3)	195	0.2

Net income (loss)(2)	$3,614	6.7%	$(12,869)	12.0%	$(13,049)	(11.6)%	$(75,720)	(69.3)%	$4,525	5.6%

Adjusted EBITDA(1)	$6,944	12.8% %	$10,669	9.9%	$9,004	8.0%	$(2,681)	(2.5)%	$1,777	2.2%

(1)	“Adjusted EBITDA” represents income (loss) from operations plus depreciation, amortization, and non-cash asset impairment expense. Adjusted EBITDA should not be construed as an alternative to (i) net income (loss), as defined by generally accepted accounting principles, as an indicator of our operating performance or (ii) cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. We report Adjusted EBITDA because it is a cash flow capacity measure commonly used by financial institutions, including holders of our senior subordinated notes. Generally, we consider Adjusted EBITDA as a measure of cash flow capacity to fund interest expense, principal payments on debt, working capital needs and capital expenditures. This measure may not be comparable to similarly titled measures reported by other companies. The adequacy and historical trend of Adjusted EBITDA to support funding requirements is an indication to our management whether cash sources in addition to Adjusted EBITDA may be required to support ongoing operations.

(2)	The Company stopped amortizing goodwill during fiscal year ended May 31, 2002. See “Notes to Consolidated Financial Statements number 2 (o) Change in Accounting Principle.”

Year Ended May 31, 2002 Compared to Year Ended May 31, 2001

Net Sales. Net sales decreased by $29.1 million, or 26.6%, to $80.2 million for fiscal 2002 from $109.3 million in fiscal 2001. This decrease was due to a number of factors including the effects of our operational restructuring plan and various events that affected our markets. Our European Operations contributed $45.4 million to net sales during fiscal 2002, down $6.2 million from $51.6 million contributed during the year ended May 31, 2001. Following the tragic events of September 11, the commercial aerospace market both in the U.S. and in Europe saw a significant decline. Boeing and Airbus both announced substantial delays and cuts in their planned commercial aircraft build rates. The decrease in net sales contributed by our European Operations is largely attributable to reduced, postponed, or cancelled orders form commercial aircraft manufacturers.

Our U.S. Operations contributed $33.3 million to net sales during the year ended May 31, 2002, down $1.8 million from the $35.1 million contributed during the year ended May 31, 2001. This decrease was primarily due to fewer ceramic filter sales to the telecommunications market.

The remaining decrease in our consolidated net sales was due to the sale of our Casting Division, Engineering and Fabrication Division and the closure of our Display Division. These discontinued divisions contributed $1.5 million to net sales during the year ended May 31, 2002 but contributed $22.6 million to net sales during the year ended May 31, 2001.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by sales for the year multiplied by 360 days, decreased to 54.9 days for the year ended May 31, 2002 from 62.9 days for the year ended May 31, 2001. This decrease was due to a concerted effort by operations management to increase collection efforts.

Gross Profit. Gross profit increased by $4.2 million, or 51.2%, to $12.4 million for the year ended May 31, 2002, from $8.2 million for the year ended May 31, 2001. As a percentage of net sales, gross profit increased to 15.5% for the year ended May 31, 2002, from 7.5% for the year ended May 31, 2001. The increase in gross margin was primarily related to the disposal of our Casting Division, Engineering and Fabrication Division and Display Division. Each of those Divisions produced substantial negative gross margins during the year ended May 31, 2001.

Due to the downturn in the commercial aerospace industry, in specific, and the economy, in general, we wrote down approximately $1.4 million of inventory related to our U.S. Operations and $0.2 million of inventory related to our European Operations. These write-downs approximate the amount of our inventory that has not been used in more than one year. Without those write-downs our gross profit would have been $14.0 million, or approximately 17.5% of net sales.

Inventory turnover, as calculated by dividing sales for the year by ending inventory, decreased to 4.1 turns for the year ended May 31, 2002 from 4.8 turns for the year ended May 31, 2001. The decrease was due to lower net sales without a corresponding decrease in inventory levels.

Operating Expenses. Operating expenses decreased by $51.5 million, to $15.7 million for the year ended May 31, 2002 from $67.2 million for the year ended May 31, 2001. During the year ended May 31, 2001 we recognized approximately $48.9 million in non-cash impairment charges. Without those charges our operating expenses would have decreased $2.6 million during the year ended May 31, 2002. Operating expenses for the year ended May 31, 2002 included approximately $0.6 million of non-cash impairment charges related to equipment used by our Display Division and Engineering & Fabrication Division. The remaining net decrease in operating expenses was due primarily to the disposal of our Casting Division, Engineering and Fabrication Division and Display Division.

Net Interest Expense. Net interest expense increased $2.8 million to $12.8 million for the year ended May 31, 2002 from $10.0 million for the year ended May 31, 2001. This increase was primarily due to our 21% senior secured notes and accelerated amortization of the related loan costs during the year. Due to the restructuring of our Subordinated Notes and refinancing of our 21% senior secured notes, interest expense will be substantially reduced to approximately $4.0 million for fiscal 2003.

Other Income (Expense). Other income (expense) represents non-recurring and non-operational income and expense for the period. Other income decreased to $78,000 for the year ended May 31, 2002 from income of $201,000 for the year ended May 31, 2001. Other income in the current year primarily represents the gain on the sale of certain assets.

Provision for Income Taxes. Income tax benefit for the year ended May 31, 2002 represents a change in estimated taxes payable in the U.K.

Extraordinary item. In March 2002, the Company completed the Exchange. In accordance with the Exchange Agreement, the Noteholders exchanged $63.7 million aggregate principal amount of the Subordinated Notes, together with accrued interest thereon, for shares of our common stock, shares of our Series C Preferred Stock and approximately $15.0 million in aggregate principal amount of PIK Notes. The Series C Preferred Stock will automatically convert into common stock following shareholder approval of an increase in the number of our authorized shares of common stock.

The Company has followed the provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, in recording the Exchange. These provisions require that the carrying value of the PIK Notes be recorded at the total future cash payments (principal and interest) specified by the PIK notes, therefore the PIK notes have been classified on our balance sheet as long-term liabilities and valued at $25.7 million. As a result, no interest expense related to the PIK Notes will be recognized in future periods. The following table presents the aggregate gain recognized in the Exchange transaction:

Principal amount of Subordinated Notes outstanding	$63,700,000
Unamortized deferred financing costs	(2,417,000)
Accrued interest	8,115,000

Carrying value of debt exchanged	69,398,000
Fair value of equity instruments issued to the Noteholders	(21,200,000)
Maximum future cash payments under the PIK Notes	(25,739,000)
Direct expenses of the Exchange transaction	(2,141,000)

Aggregate gain from Exchange transaction	$20,318,000

Net income (loss). Net income increased to $4.5 million for the year ended May 31, 2002 from a net loss of $75.7 million for the year ended May 31, 2001, primarily as a result of the factors discussed above including the extraordinary gain on our debt restructuring.

Adjusted EBITDA. Adjusted EBITDA increased by $4.5 million to $1.8 million for the year ended May 31, 2002 from negative $2.7 million for the year ended May 31, 2001. The increase in adjusted EBITDA was due primarily due to the disposal of the Casting Division, Engineering and Fabrication Division and the closure of the Display Division. We expect adjusted EBITDA to increase during fiscal year 2003 as a result of cost cutting measures, productivity and lean manufacturing initiatives, and investment in new manufacturing equipment and manufacturing facility upgrades.

Year Ended May 31, 2001 Compared to Year Ended May 31, 2000

Net Sales. Net sales decreased by $3.4 million, or 3.0%, to $109.3 million for fiscal 2001 from $112.7 million in fiscal 2000. Our European Operations contributed $51.6 million, down $5.3 million from the $56.9 million contributed during the year ended May 31, 2000. Our customers in the European aerospace market had been initiating lean manufacturing methods and just-in-time inventory delivery requirements similar to those previously initiated by our customers in the U.S. aerospace market. These initiatives resulted in decreased orders for our European Operations. The lowering of the exchange rate of the British pound sterling versus the U.S. dollar also contributed to lower net sales volumes from our European Operations during fiscal 2001. Had the average exchange rate for fiscal 2001 been equal to the average exchange rate for fiscal 2000, reported net sales for our European Operations would have been approximately $56.0 million, or $4.4 million higher than actual.

Our U.S. Operations contributed $35.1 million during the year ended May 31, 2001, up $3.8 million from the $31.3 million contributed during the year ended May 31, 2000. This increase was due to increased sales ($1.8 million) into the telecommunications market of our ceramic filters and machined components during the year. We also saw increased net sales ($1.6 million) related to our core sealing and materials technologies applied to electronic packaging.

The remaining decrease in our consolidated net sales was related to our Casting Division, Engineering and Fabrication Division and the Display Division. These divisions contributed $22.6 million to net sales during the year ended May 31, 2001, down $1.9 million from the $24.5 million contributed during the year ended May 31, 2000. This decrease was due to lower net sales from the Casting Division related to the slumping transportation market.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by sales for the year multiplied by 360 days, decreased to 62.9 days for the year ended May 31, 2001 from 67.8 days for the year ended May 31, 2000. This decrease was due to a concerted effort by operations management to increase collection efforts.

Gross Profit. Gross profit decreased by $12.4 million, or 60.0%, to $8.2 million for the year ended May 31, 2001, from $20.6 million for the year ended May 31, 2000. As a percentage of net sales, gross profit decreased to 7.5% for the year ended May 31, 2001, from 18.3% for the year ended May 31, 2000. The most significant gross margin decrease occurred in our Casting Division and Engineering and Fabrication Division due to the downturn in the transportation market and commercial aerospace markets. We also had a $1.6 million inventory charge during the year related to the termination of a contract in our Display Division.

Gross margins decreased in our European Operations from 13.5% for the year ended May 31, 2000 to 11.1% for year ended May 31, 2001. This decrease was primarily due to pricing pressure from customers.

Inventory turnover, as calculated by dividing sales for the year by ending inventory, increased to 4.7 turns for the year ended May 31, 2001 from 4.0 turns for the year ended May 31, 2000. The increase was due to lower inventory levels.

Operating Expenses. Operating expenses increased by $42.7 million, to $67.2 million for the year ended May 31, 2001 from $24.5 million for the year ended May 31, 2000. The increase in operating expenses is primarily attributable to non-cash impairment charges totaling approximately $48.9 million. We review long-lived assets and identifiable intangibles for potential impairment of value whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. Based upon preliminary and final offers to purchase our European Operations, we recognized a $37.0 million charge to reduce the $33.0 million carrying value of goodwill and the $13.6 million carrying value of equipment associated with our European Operations, to estimated fair value, approximately $9.6 million. We also recognized an impairment charge of $5.5 million to reduce the $6.4 million carrying value of property and equipment used at the Entiat, Washington location of our Casting Division to estimated fair value, approximately $0.9 million. During the year ended May 31, 2001, we closed a facility located in Tacoma, Washington that was used by our Casting Division. We recognized a $0.8 million impairment charge to reduce the carrying value of the equipment located at the Tacoma location to zero, the estimated fair value. Also, included in operating expenses are non-cash charges of approximately $3.3 million to reduce the $3.5 million carrying value of goodwill and equipment used in the Engineering & Fabrication Division to estimated fair value, approximately $0.2 million. We completed the sale of substantially all of the assets used in the fabrication portion of the Engineering & Fabrication Division during the fourth quarter of fiscal year 2001. We sold the Engineering portion of the Engineering & Fabrication Division in December 2001. Within the Display Division, we recognized a non-cash charge of approximately $0.6 million to reduce the $1.0 million of equipment used to produce low power relays to its estimated fair value, approximately $0.4 million. The equipment, inventory, and intellectual property used to produce low power relays were sold during the fourth quarter of fiscal year 2001. Gross proceeds from the sale were $400,000 compared to a carrying amount of approximately $1.0 million. Operating expenses also include an approximately $320,000 non-cash charge for the loss on the sale of an unused building in Butler, New Jersey that was sold during December 2000. Net proceeds from the sale of the building were approximately $660,000, versus a carrying amount of approximately $980,000. During the fourth quarter of fiscal 2001 we completed our analysis of the value of certain other long-lived assets, including goodwill and patents. Based upon this analysis, we recognized additional impairment charges of approximately $1.0 million to reduce goodwill to estimated fair value, and approximately $0.3 million to reduce patents to estimated fair value.

Without impairment charges during the respective years, operating expenses decreased by $0.9 million to $18.3 million for the year ended May 31, 2001 from $19.2 million for the year ended May 31, 2000. This decrease in operating expenses relates primarily to our cost reduction efforts.

Net Interest Expense. Net interest expense increased $0.1 million to $10.0 million for the year ended May 31, 2001 from $9.9 million for the year ended May 31, 2000. This increase was primarily due to higher average line of credit balances for the first three quarters of the year plus the addition of our 21% senior secured notes and related loan costs during the fourth quarter of the year. The increase in interest from the above items was offset by lower average outstanding balance on our Subordinated Notes during the year.

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

Adjusted EBITDA. Adjusted EBITDA decreased by $11.7 million to negative $2.7 million for the year ended May 31, 2001 from $9.0 million for the year ended May 31, 2000. The decrease in adjusted EBITDA was due primarily to negative adjusted EBITDA generated by the Engineering and Fabrication Division and the Casting Division. Those two Divisions were sold during fiscal year 2002.

Liquidity and Capital Resources

Cash used in operating activities was approximately $319,000 for the year ended May 31, 2002, compared to cash used in operating activities of approximately $1.6 million for the year ended May 31, 2001. The decrease in cash used in operating activities was primarily a result of decreasing inventory levels throughout the year and the sale of our Casting Division, Engineering and Fabrication Division and the closure of the Display Division. Our success as a company will depend heavily on our ability to generate cash from operating activities in the future. We can offer no assurance that we will achieve profitable operations or that any profitable operations will be sustained. We are continuing to focus on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to, staff reductions, selling of excess inventory, and general and administrative cost controls. We continue to reduce staffing at our operating units to better match revenue levels, and we have significantly reduced staff at our corporate headquarters to reduce indirect overhead costs. We have also subleased portions of unused facility space.

Cash generated from financing activities decreased from $5.3 million during the year ended May 31, 2001 to $3.8 million during the year ended May 31, 2002. Cash used in investing activities increased from $1.5 million for the year ended May 31, 2001 to $2.3 million during the year ended May 31, 2002. In fiscal year 2002 we made cash investments for the acquisition of equipment and improvement of facilities of $2.7 million offset by $0.4 million of cash from the sale of assets, primarily the assets used by the Engineering and Fabrication Division. Notwithstanding the foregoing, we do not expect to acquire any new businesses during fiscal year 2003.

In March 2002, we completed the Exchange (which is described in detail under the subheading “Significant Events” below. In accordance with the Exchange Agreement, the Noteholders exchanged all of our then outstanding Subordinated Notes, together with accrued interest thereon, for shares of our common stock, shares of our Series C Preferred Stock and approximately $15.0 million in aggregate principal amount of PIK Notes. The Series C Preferred Stock will automatically convert into common stock following shareholder approval of an increase in the number of our authorized shares of common stock.

In addition to exchanging our Subordinated Notes as described above, we also issued the New Senior Notes. The New Senior Notes were issued at a discount so that the proceeds of the New Senior Notes totaled approximately $22.0 million. The principal amount of the New Senior Notes will accrete through May 1, 2007 to $36.0 million and will bear interest at 5% per annum. We may redeem the new Senior Notes in full or in part at any time prior to their maturity date at a premium over the accreted value of the New Senior Notes, which premium declines over time. We used $16.2 million of the proceeds from the New Senior Notes to pay off principal and accrued interest on our then outstanding 21% senior secured loan (of which $13.7 million in principal was outstanding at May 31, 2001). The remaining proceeds were used for working capital, to pay the fees and costs of the restructuring and for other general corporate purposes. Assuming the New Senior Notes are not redeemed prior to their maturity date, cash payments will be limited to the 5% interest rate on the face value of the New Senior Notes and the repayment of the $36.0 million principal amount due on May 1, 2007.

Prior to the Exchange, our annual interest expense relating to the Subordinated Notes was approximately $7.2 million. Following the Exchange, we had no interest expense and no annual cash outlay with respect to the PIK Notes that were issued in the Exchange due to the accounting treatment of the PIK Notes under the provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” Our annual interest expense on its senior secured debt prior to the issuance of the New Senior Notes was approximately $2.5 million. Following the issuance of the New Senior Notes, our annual interest expense with respect to the New Senior Notes will consist of $1.8 million payable annually in cash and approximately $1.9 million related to the accretion rate of the New Senior Notes, which is not payable prior to the maturity of those notes. Thus, our total cash interest savings following the Exchange and the senior debt refinancing will be approximately $7.9 million per year, and the total interest savings including accretion of the New Senior Notes will be approximately $6.0 million per year. We believe that we will be able to make future payments on our debt and to fund our operations through 2007, until the maturity of the PIK Notes and the New Senior Notes. We anticipate that we will need to raise additional cash in order to repay the PIK Notes and the New Senior Notes at their maturity.

Notwithstanding the foregoing, if we are not successful in increasing cash provided by operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside of the ordinary course of business in order to meet our obligations. There is no assurance that we will be able to sell additional equity securities or that we will be able to sell assets outside the ordinary course of business. In that situation, our inability to obtain sufficient cash if and when needed could have a material adverse effect on our financial position, the results of our operations, and our ability to continue as a going concern.

The New Senior Notes, as described above, are secured by our assets, the assets of our United States subsidiaries, and other intangibles. The New Senior Loan is a term loan rather than a revolving loan. As a result, if we make payments of principal before the New Senior Notes mature, additional proceeds will not become available, and the New Senior Loan will not provide an additional source of cash to fund our operations or to meet our obligations as they become due. We do not currently have a revolving line of credit available to compensate for any short-term cash flow problems we may experience. Our cash and cash equivalents as of May 31, 2002 was approximately $5.6 million, and as of May 31, 2001 was approximately $4.1 million.

Our working capital as of May 31, 2002 was approximately $24.6 million, and as of May 31, 2001 was approximately $25.0 million.

We are not in compliance with certain covenants of loans made by KeyBank in an aggregate principal amount of approximately $1.7 million (at May 31, 2002) that are secured by a deed of trust our headquarters building and improvements on another Company building. As of May 31, 2002, approximately $1.1 million of the principal amount of the loan secured by our headquarters building remained outstanding and $596,000 of the loan secured by improvements on the other building remained outstanding. Pursuant to a forbearance agreement dated March 15, 2002, KeyBank agreed to forbear from declaring covenant defaults until we regain compliance (thereby curing such covenant violations) or May 31, 2003. Under the agreements governing the KeyBank loans, we are required to maintain a minimum debt service coverage ratio of 1.50 and a maximum debt to worth ratio of 0.75. As of May 31, 2002, our debt service ratio was (8.87) and our debt to worth ratio was 1.60. We anticipate obtaining compliance with the debt service ratio by May 31, 2003, but do not anticipate being in compliance with the debt to worth ratio in the foreseeable future.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our independent auditors in their report accompanying our audited consolidated financial statements stated that we have suffered recurring losses from operations and have a net capital deficiency which raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If we are not sufficiently successful in generating cash from operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside the ordinary course of business. If we need to dispose of assets outside of the ordinary course of business to generate cash, we may not be able to realize the carrying value of those assets upon liquidation. If we are unable to generate the necessary cash, we could be unable to continue operations.

The functional currency of our European Operations is the British pound sterling. We translate the activity of our European Operations into U.S. dollars on a monthly basis. The balance sheet of the European Operations is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statement of operations and statement of cash flows we use the average exchange rate for the period. The value of our assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. During the year ended May 31, 2002, the foreign currency translation adjustment was positive $776,000. We have not entered into any hedging activity as of May 31, 2002.

Significant Events

The Restructuring Transaction

     Events Leading up the Restructuring

In July 1998, we issued $75 million of our Subordinated Notes. We used the proceeds of the Subordinated Notes to purchase our European Operations, Aeromet International plc (“Aeromet”). On the day that we closed the Aeromet high-yield debt financing, Boeing announced the first of several record losses and shortly thereafter announced the first of a series of layoffs due to the decrease in commercial airplane orders resulting from the “Asian financial crisis.” At that time, Boeing accounted for approximately 15% of our revenue, largely generated through our U.S. Machining Division. Additionally, although Aeromet in the United Kingdom continued to provide strong results after its acquisition, Airbus announced similar cutbacks and layoffs approximately eight months following Boeing’s original announcement. Thus, in early to mid 1999, the U.K. aerospace market also began to decline and Aeromet’s gross profit margins began to decrease as well. By mid-1999, our former U.S. Aerospace Group was losing money (and thus using cash to continue operations). At that time, our European Operations was continuing to produce cash, but at a much lower rate than had been projected. In addition to the foregoing revenue declines, we acquired our Engineering & Fabrication Division in June of 1999. That division did not perform well largely due to a reduction in and the cancellation of tooling orders from the commercial aerospace industry.

In early 2000, the commercial aerospace industry remained depressed and fuel costs continued to rise. The transportation industry as a whole also began to decline in early 2000 which also contributed to reduced revenues from our Casting Division. Our Casting Division’s primary customers, John Deere and PACCAR, placed fewer orders than had been projected and that division also began using much of our remaining cash to continue operations.

In March of 2000, we entered into four privately-negotiated exchange transactions in order to reduce the total outstanding principal amount of our Subordinated Notes. Altogether, we repurchased an aggregate principal amount of $11.3 million of Subordinated Notes in exchange for 2,902,806 shares of newly issued common stock. However, even after this repurchase, our cash reserves had become so depleted by the end of calendar year 2000 that it became clear to us that we would not be able to make our February 2001 interest payment on the Subordinated Notes. Thus, we began to explore alternatives to restructure our debt. We first explored the sale of Aeromet as a means to generate cash to repurchase the then outstanding Subordinated Notes and reduce our overall debt obligations. However, we were unable to sell Aeromet prior to the February 1, 2001 interest payment due date for the Subordinated Notes.

At that time, our then existing senior secured lender was requesting that we repay and terminate our revolving line of credit (the outstanding balance under the line of credit was approximately $6.3 million at that time). We initially attempted to obtain new senior financing from traditional lending sources to repay our revolving line of credit and to make the February 1, 2001 interest payment on our Notes. When these attempts proved unsuccessful, we turned to DDJ Capital Management, LLC (“DDJ”) to provide the needed financing. On March 1, 2001, prior to expiration of the interest payment cure period under the Notes, we obtained new senior secured financing from DDJ in the principal amount of $13.7 million (the “DDJ Loan”). We used the proceeds from the DDJ Loan to make the February 1, 2001 Subordinated Note interest payment, to repay in full our then existing senior secured loan, and for fees and expenses of the DDJ Loan.

Though we remained focused on the sale of Aeromet, it became apparent in July 2001 that Aeromet would not be sold before the August 1, 2001 Subordinated Note interest payment was due. We ultimately failed to make our August 1, 2001 Subordinated Note interest payment prior to the expiration of the cure period for such payment (a payment default under the Subordinated Note indenture) and, as a result, also defaulted under our DDJ Loan.

During late August 2001, a strategic buyer was identified to purchase Aeromet and we entered into a non-binding letter of intent with that prospective buyer regarding the sale of Aeromet. At that time, we anticipated using the proceeds from the sale of Aeromet to pay down a significant portion of the Subordinated Notes, and then convert the remaining Subordinated Notes into equity and new notes with a longer term.

On September 7, 2001, we entered into a lock-up agreement with the holders of approximately 97.5% of the Subordinated Notes pursuant to which the holders of the Subordinated Notes agreed to restructure our debt and equity. The lock-up agreement, in addition to providing for the restructuring of our debt and equity, contemplated that we would complete the sale of Aeromet and use the proceeds to pay off both the DDJ Loan and other indebtedness to be issued in the exchange, thereby extinguishing a substantial portion of our debt obligations.

However, the terrorist attacks of September 11, 2001 had a significant impact on the marketability of an aerospace company and the prospective buyer of Aeromet ultimately declined to finalize the purchase of Aeromet. We decided to discontinue our efforts to sell Aeromet in early October and instead focused on obtaining alternative senior financing to payoff the DDJ Loan and to restructure the Subordinated Notes. On October 5, 2001, DDJ agreed to forbear defaults on the DDJ Loan through December 31, 2001, in exchange for a cash payment (rolled into the principal of the DDJ Loan) and the acceleration of the DDJ Loan maturity date to December 31, 2001.

In December 2001, a prospective senior lender completed its due diligence and made a financing proposal. However, the proposed amount of funds was insufficient to meet our liquidity needs at that time and negotiations with the prospective lender ended. In the last week of December 2001, GSC Partners (an affiliate of GSCP Recovery, Inc. and GSC Recovery II, L.P.) proposed terms of a new senior secured financing to us in a sufficient amount to meet our liquidity needs. We accepted such terms and proceeded to move forward with the completion of our restructuring.

On January 11, 2002, we entered into an amended lock-up agreement (the “Amended Lock-Up Agreement”) with the holders of approximately 98% of the Subordinated Notes pursuant to which we agreed to undertake a revised transaction to restructure our outstanding debt and equity. The Amended Lock-Up Agreement replaced in full the lock-up agreements that were originally entered into by us and the holders of approximately 97.5% of the Subordinated Notes. The Amended Lock-Up Agreement provided that as part of the restructuring transaction, the holders of the Subordinated Notes would exchange all of their outstanding Subordinated Notes, including accrued interest thereon, for a combination of common stock, newly issued convertible preferred stock and new subordinated pay-in-kind notes, as more fully described in the following section. As of March 19, 2002, the holders of all of the Subordinated Notes tendered their notes in the Exchange and received approximately 97.5% of our common stock on a fully-diluted basis (consisting of common stock and Series C Preferred Stock) and $15 million in PIK Notes. In connection with the Exchange, the board of directors was reconstituted to consist of five directors, each of whom were designated by the holders of the Subordinated Notes.

     The Exchange

The Exchange was consummated as of March 19, 2002. The Noteholders exchanged $63.7 million aggregate principal amount of Subordinated Notes, and accrued interest thereon, for: (i) shares of common stock in an amount sufficient to give the Noteholders a majority of our outstanding common stock (equal to 51,419,604 shares of common stock); (ii) 1000 shares of our Series C Preferred Stock (convertible into 4,865,820,023 shares of common stock), which will be automatically converted into common stock upon an increase in our authorized amount of common stock, and (iii) $15 million in aggregate principal amount of PIK Notes. Upon conversion of the Series C Preferred Stock, the Noteholders will beneficially own approximately 97.5% of our common stock on a fully-diluted basis, as well as the PIK Notes. The terms of the Exchange are set forth in the Exchange Agreement between us and the holders of approximately 98% of our Subordinated Notes.

The Series C Preferred Stock will be automatically converted into that number of shares of common stock which, when added to the shares of common stock previously distributed to the Noteholders in the Exchange, will equal approximately 97.5% of our common stock on a fully-diluted basis. The Automatic Conversion of the Series C Preferred Stock into common stock will take place immediately following shareholder approval of an increase in the number of authorized shares of common stock to an amount sufficient to effect the conversion of the Series C Preferred Stock in full. Until the Automatic Conversion occurs, the Series C Preferred Stock has an aggregate liquidation preference equal to $45 million and a cumulative dividend rate of 10% per annum, which automatically increased to 14% per annum because the Automatic Conversion did not occur on or before June 1, 2002. The Series C Preferred Stock ranks senior to all other classes of our capital stock as to liquidation and distributions. In addition, the Series C Preferred Stock is entitled to vote with the common stock on all matters brought before the common stock for approval (other than as required by law) and is entitled to that number of votes equal to the number of shares of common stock into which the Series C Preferred Stock is then convertible.

The Series C Preferred Stock also entitles the holders thereof to appoint all five members of the Company’s Board of Directors. The Noteholders have agreed that one member of the Board of Directors will continue to be the Company’s Chief Executive Officer.

The PIK Notes bear interest at a rate of 10% per annum, which increased to 14% because the Automatic Conversion did not occur on or before June 1, 2002 (as soon as the Automatic Conversion occurs, however, the interest rate on PIK Notes will decrease back to 10% for the remaining term of the PIK Notes). Interest on the PIK Notes is payable semi-annually only in additional PIK Notes. The PIK Notes will mature in November 2007, but we may pay off or otherwise redeem the PIK Notes in full or in part at any time prior to the maturity date without penalty. The PIK Notes are unsecured senior subordinated obligations and rank junior to all of our senior debt.

In addition to exchanging our Subordinated Notes as described above, the Company also issued the New Senior Notes. The New Senior Notes were issued at a discount so that the proceeds of the New Senior Notes totaled approximately $22.0 million. The principal amount of the New Senior Notes will accrete through May 1, 2007 to $36.0 million and will bear interest at 5% per annum. The Company may redeem the New Senior Notes in full or in part at any time prior to their maturity date at a premium over the accreted value of the New Senior Notes, which premium declines over time. The Company used $16.2 million of the proceeds from the New Senior Notes to pay off principal and accrued interest on the Company’s then outstanding 21% senior secured loan (of which $13.7 million in principal was outstanding at May 31, 2001). The remaining proceeds were used for working capital, to pay the fees and costs of the restructuring and for other general corporate purposes. Assuming the New Senior Notes are not redeemed prior to their maturity date, cash payments will be limited to the 5% interest rate on the face value of the New Senior Notes and the repayment of the $36.0 million principal amount due on May 1, 2007.

     Discontinuance of Efforts to Sell our European Operations

On October 31, 2000, we announced our intention to sell our European Operations in order to reduce our outstanding Subordinated Notes. We entertained several bids for the group. However, on October 5, 2001, after discussions with the majority of the Noteholders, we announced that we would discontinue our efforts to sell our European Operations. We may resume efforts to sell these operations at some point in the future, but we have no current plans to do so.

     Sale of Casting Division

Effective as of June 1, 2001, we sold substantially all of the assets of the former U.S. Aerospace Group’s Casting Division location in Entiat, Washington to two newly formed limited liability companies owned by a private company. The purchase price was approximately $4.5 million, which consisted of approximately $1.4 million cash (a portion of the cash amounting to $160,000 was paid into escrow by the purchaser), a $1.0 million long-term note payable to the Company, units in the newly created limited liability companies valued at $1.0 million and the assumption of $1.1 million in liabilities. We used the cash proceeds to retire certain long-term debt related to the Entiat assets and to pay closing costs related to the transaction. The long-term note bears interest at 7% and is payable in quarterly installments, interest only for the first year and then principal and interest for 5 additional years. Due to the uncertainties of payment under this note we have fully reserved against it as of the closing date. The units in the newly created limited liability companies have certain preferential rights including an accumulating preferred return equal to 5% of the par value of then outstanding units and put rights subject to certain restrictions and limitations. We have recorded the value of the units at $0 which we estimate to be their fair market value. In the purchase agreement relating to the sale of the Casting Division, the parties agreed to adjust the purchase price after closing based on the actual value of accounts receivable and inventory transferred at closing. In December 2001, we agreed with the purchaser to settle differences relating to the post-closing adjustment by returning the escrowed cash to the purchaser, thereby reducing the purchase price by $160,000.

     Sale of Engineering Assets

In December 2001, we completed the sale of substantially all of the engineering assets of our Engineering & Fabrication Division. Gross proceeds of the sale were $350,000. We had previously sold substantially all of the fabrication assets of the division in May 2001. The sale of the engineering assets completed the downsizing and closure of the former U.S. Aerospace Group’s Engineering & Fabrication Division.

Disclosures about contractual obligations and commercial commitments

The following table and narrative gives additional disclosure related to our contractual obligations as of May 31, 2002 and how far in the future such payments are due.

		Less than	1-3	4-5	After 5
Contractual obligations (in thousands)	Total	1 year	years	years	years

Long-term debt	$39,283	799	603	36,380	1,501
Subordinated Notes	25,739	—	—	—	25,739
Capital lease obligations	623	236	343	44	—
Operating lease obligations	33,674	3,574	6,184	4,649	19,267

Total contractual obligations	$99,319	4,609	7,130	41,073	46,507

We also enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At May 31, 2002, we had commercial purchase commitments for raw materials aggregating approximately $733,000. This amount relates to a titanium supply agreement with a fixed price.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted, although poolings initiated prior to June 30, 2001 are grandfathered. The Company adopted the provisions of SFAS No. 141 during the first quarter of fiscal 2002 without a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The

Company is required to adopt the provisions of SFAS No. 143 in the first quarter of fiscal year 2004. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on June 1, 2002. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, this statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses. The statement becomes effective in the first quarter of fiscal 2003 for prospective transactions. Additionally, adoption of the statement will require that the Company reclassify gains previously reported for the years ended May 31, 2000 and 2002 related to debt extinguishments from extraordinary items to income from continuing operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The Company will be required to adopt this statement no later than June 1, 2003. The Company is currently assessing the impact of this statement on our results of operations, financial position and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate. Our fixed-rate debt obligations are generally not callable until maturity and therefore market fluctuations in interest rates will not affect our earnings for the period. Based upon this fact, we do not consider the market risk exposure for interest rates to be material. The fair value of such instruments approximates their face value.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in foreign currencies. Since approximately 57% of our transactions are conducted in foreign currency, the exchange rate risk could be material. During fiscal years 2000 and 2001, the foreign currency translation adjustments were losses of $5.1 million and $2.9 million, net of tax, respectively. During fiscal year 2002 the foreign currency translation adjustment was a gain of $776,000. We have not entered into any hedging activity as of May 31, 2002.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At May 31, 2002, we had purchase commitments for raw materials aggregating approximately $733,000. This amount relates to a titanium supply agreement with a fixed price. This commitment at May 31, 2002 represented less than 2% of our consolidated cost of goods sold for fiscal 2002.

ITEM 8.   FINANCIAL STATEMENTS

Independent Auditors’ Report

The Board of Directors
Pacific Aerospace & Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Pacific Aerospace & Electronics, Inc. as of May 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended May 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Aerospace & Electronics, Inc. as of May 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in the year ended May 31, 2002.

/s/ KPMG LLP

Seattle, Washington
August 23, 2002

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

May 31, 2001 and 2002

	2001	2002

Assets
Current assets:
Cash and cash equivalents	$4,095,000	5,619,000
Accounts receivable, net of allowance for doubtful accounts, sales returns and allowances of $451,000 and $476,000 in 2001 and 2002	19,101,000	12,226,000
Inventories	22,994,000	19,606,000
Deferred income taxes	115,000	118,000
Prepaid expenses and other	666,000	463,000

Total current assets	46,971,000	38,032,000

Property, plant and equipment, net	26,754,000	23,315,000

Other assets:
Goodwill net of accumulated amortization of $202,000 in 2001 and 2002	351,000	351,000
Patents, net of accumulated amortization of $428,000 in 2001 and $517,000 in 2002	735,000	1,598,000
Deferred financing costs, net of accumulated amortization of $2,477,000 in 2001 and $40,000 in 2002	5,597,000	1,147,000
Other	408,000	226,000

Total other assets	7,091,000	3,322,000

	$80,816,000	64,669,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,639,000	8,065,000
Accrued liabilities	5,209,000	4,254,000
Accrued interest	2,831,000	150,000
Current portion of long-term debt	929,000	799,000
Current portion of capital lease obligations	329,000	184,000

Total current liabilities	21,937,000	13,452,000
Long-term liabilities:
Long-term debt, net of current portion	16,969,000	24,831,000
Capital lease obligations, net of current portion	1,005,000	367,000
Senior subordinated notes payable	63,700,000	25,739,000
Deferred income taxes	2,077,000	872,000
Deferred rent and other	242,000	301,000

Total liabilities	105,930,000	65,562,000

Series C convertible preferred stock, $0.001 par value, liquidation preference equal to $45.0 million, 5,000,000 shares authorized, 1,000 shares issued and outstanding at May 31, 2002	—	18,715,000

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,833,151 and 90,734,386 shares issued and outstanding at May 31, 2001 and 2002, respectively	39,000	91,000
Additional paid-in capital	86,917,000	87,070,000
Accumulated other comprehensive loss	(9,165,000)	(8,389,000)
Accumulated deficit	(102,905,000)	(98,380,000)

Total stockholders’ equity (deficit)	(25,114,000)	(19,608,000)
Commitments and contingencies	—	—

	$80,816,000	64,669,000

See accompanying notes to consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years ended May 31, 2000, 2001 and 2002

	2000	2001	2002

Net sales	$112,694,000	109,288,000	80,191,000
Cost of sales	92,063,000	101,048,000	67,761,000

Gross profit	20,631,000	8,240,000	12,430,000
Operating expenses	24,533,000	67,201,000	15,694,000

Loss from operations	(3,902,000)	(58,961,000)	(3,264,000)

Other income (expense):
Interest income	97,000	15,000	95,000
Interest expense	(9,959,000)	(10,027,000)	(12,897,000)
Other	33,000	201,000	78,000

Total other expense	(9,829,000)	(9,811,000)	(12,724,000)

Loss before income tax benefit (expense) and extraordinary item	(13,731,000)	(68,772,000)	(15,988,000)
Income tax benefit (expense)	(21,000)	(6,948,000)	195,000

Loss before extraordinary item	(13,752,000)	(75,720,000)	(15,793,000)
Extraordinary item, net of tax of $362,000 in 2000 and $0 in 2002	703,000	—	20,318,000

Net income (loss)	(13,049,000)	(75,720,000)	4,525,000
Other comprehensive income (loss):
Foreign currency translation	(4,523,000)	(2,915,000)	776,000
Income tax benefit (expense)	(587,000)	—	—

Total other comprehensive income (loss)	(5,110,000)	(2,915,000)	776,000

Comprehensive income (loss)	$(18,159,000)	(78,635,000)	5,301,000

Net income (loss) per share — basic and diluted:
Net loss before extraordinary item	$(0.63)	(2.15)	(0.32)
Extraordinary item — gain on extinguishment of debt	0.04	—	0.41

Net income (loss) per share	$(0.59)	(2.15)	0.09

Shares used in computation of net income (loss) per share — basic and diluted	21,955,473	35,283,347	49,584,968

See accompanying notes to consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Years ended May 31, 2000, 2001 and 2002

	Series B
	convertible preferred stock		Common stock

	Shares	Amount	Shares	Amount

Balance at May 31, 1999	161,035	$—	18,932,779	$19,000
Issuance of common stock under employee stock purchase plan, net of related expenses of $12,000	—	—	142,696	—
Sale of common stock for cash, net of issuance costs of $788,000	—	—	1,598,000	1,000
Issuance of warrants	—	—	—	—
Exercise of warrants for cash, net	—	—	25,000	—
Issuance of common stock in exchange for senior subordinated notes	—	—	2,902,806	3,000
Issuance of common stock on conversion of Series B preferred stock, net of issuance costs of $60,000	(126,506)	—	6,682,340	7,000
Foreign currency translation adjustment, including tax effect of $587,000	—	—	—	—
Net loss	—	—	—	—

Balance at May 31, 2000	34,529	—	30,283,621	30,000
Issuance of common stock under employee stock purchase plan, net of related expenses of $10,000	—	—	407,090	1,000
Issuance of common stock on conversion of Series B preferred stock, net of issuance costs of $18,000	(34,529)	—	2,809,094	3,000
Sale of common stock and warrants for cash, net of issuance costs of $173,000	—	—	1,142,860	1,000
Exercise of warrants for cash, net	—	—	4,190,486	4,000
Issuance of warrants	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Net loss	—	—	—	—

Balance at May 31, 2001	—	—	38,833,151	39,000
Issuance of common stock to corporate officers in lieu of salary increases	—	—	380,952	—
Issuance of common stock under employee stock purchase plan, net of related expenses of $12,000	—	—	100,679	—
Issuance of common stock in exchange for long-term debt, net of issuance costs $77,000	—	—	51,419,604	52,000
Foreign currency translation adjustment	—	—	—	—
Net income	—	—	—	—

Balance at May 31, 2002	—	$—	90,734,386	$91,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated		Total
	Additional	other		stockholders'
	paid-in	comprehensive	Accumulated	equity
	capital	loss	deficit	(deficit)

Balance at May 31, 1999	69,276,000	(1,140,000)	(14,136,000)	54,019,000
Issuance of common stock under employee stock purchase plan, net of related expenses of $12,000	163,000	—	—	163,000
Sale of common stock for cash, net of issuance costs of $788,000	4,005,000	—	—	4,006,000
Issuance of warrants	60,000	—	—	60,000
Exercise of warrants for cash, net	86,000	—	—	86,000
Issuance of common stock in exchange for senior subordinated notes	9,650,000	—	—	9,653,000
Issuance of common stock on conversion of Series B preferred stock, net of issuance costs of $60,000	(67,000)	—	—	(60,000)
Foreign currency translation adjustment, including tax effect of $587,000	—	(5,110,000)	—	(5,110,000)
Net loss	—	—	(13,049,000)	(13,049,000)

Balance at May 31, 2000	83,173,000	(6,250,000)	(27,185,000)	49,768,000
Issuance of common stock under employee stock purchase plan, net of related expenses of $10,000	167,000	—	—	168,000
Issuance of common stock on conversion of Series B preferred stock, net of issuance costs of $18,000	(21,000)	—	—	(18,000)
Sale of common stock and warrants for cash, net of issuance costs of $173,000	1,712,000	—	—	1,713,000
Exercise of warrants for cash, net	—	—	—	4,000
Issuance of warrants	1,886,000	—	—	1,886,000
Foreign currency translation adjustment	—	(2,915,000)	—	(2,915,000)
Net loss	—	—	(75,720,000)	(75,720,000)

Balance at May 31, 2001	86,917,000	(9,165,000)	(102,905,000)	(25,114,000)
Issuance of common stock to corporate officers in lieu of salary increases	64,000	—	—	64,000
Issuance of common stock under employee stock purchase plan, net of related expenses of $12,000	4,000	—	—	4,000
Issuance of common stock in exchange for long-term debt, net of issuance costs $77,000	85,000	—	—	137,000
Foreign currency translation adjustment	—	776,000	—	776,000
Net income	—	—	4,525,000	4,525,000

Balance at May 31, 2002	87,070,000	(8,389,000)	(98,380,000)	(19,608,000)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended May 31, 2000, 2001 and 2002

	2000	2001	2002

Cash flow from operating activities:
Net income (loss)	$(13,049,000)	(75,720,000)	4,525,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,741,000	7,334,000	4,389,000
Amortization of original issue discount on long-term debt	—	—	347,000
Impairment of certain long lived assets	5,304,000	48,946,000	649,000
Writedown of inventories	—	1,600,000	—
Realized loss on investment	19,000	—	—
Gain on troubled debt restructuring	—	—	(20,318,000)
Gain on early extinguishment of debt	(703,000)	—	—
Noncash compensation expense	—	—	64,000
Other nonoperating (income) expenses	(8,000)	(144,000)	—
Income tax expense (benefit)	151,000	5,844,000	(879,000)
Changes in operating assets and liabilities:
Accounts receivable	3,250,000	1,661,000	5,910,000
Inventories	(3,072,000)	2,445,000	2,351,000
Prepaid expenses and other current assets	(137,000)	(347,000)	111,000
Other assets	(2,307,000)	(114,000)	1,225,000
Accounts payable, accrued liabilities and other liabilities	(2,396,000)	6,895,000	1,307,000

Net cash used in operating activities	(5,207,000)	(1,600,000)	(319,000)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(4,867,000)	(3,710,000)	(2,703,000)
Acquisition of subsidiaries	(1,350,000)	—	—
Proceeds from sale of property, plant and equipment	—	2,254,000	432,000
Issuance of notes receivable	(1,505,000)	—	—
Other changes, net	49,000	(20,000)	—

Net cash used in investing activities	(7,673,000)	(1,476,000)	(2,271,000)

Cash flow from financing activities:
Net borrowings (repayments) under line of credit	5,218,000	319,000	—
Proceeds from long-term debt	—	4,802,000	20,832,000
Payments on long-term debt and capital leases	(2,603,000)	(1,698,000)	(15,098,000)
Proceeds from sale of common stock and warrants, net	4,169,000	1,863,000	4,000
Proceeds from sale of preferred stock, net	(60,000)	—	—
Proceeds from exercise of warrants	86,000	4,000	—
Direct costs of restructuring transaction	—	—	(1,948,000)
Other changes, net	24,000	—	—

Net cash provided by financing activities	6,834,000	5,290,000	3,790,000

Net increase (decrease) in cash and cash equivalents	(6,046,000)	2,214,000	1,200,000
Effect of exchange rates on cash	66,000	(273,000)	324,000
Cash and cash equivalents at beginning of year	8,134,000	2,154,000	4,095,000

Cash and cash equivalents at end of year	$2,154,000	4,095,000	5,619,000

Supplemental cash flow information:
Cash paid during the year for:
Interest	$9,563,000	8,524,000	3,918,000
Income taxes	2,232,000	295,000	713,000
Acquisition of subsidiaries:
Fair value of assets acquired and resulting goodwill, excluding cash	9,801,000	—	—
Liabilities assumed	5,814,000	—	—
Noncash investing and financing activities:
Sale of subsidiaries:
Fair value of assets sold	—	—	4,297,000
Liabilities relieved	—	—	(1,100,000)
Satisfaction of long-term debt and related transaction costs	—	—	(1,197,000)
Issuance of common stock in connection with troubled debt restructuring	—	—	137,000
Issuance of preferred stock in connection with troubled debt restructuring	—	—	18,715,000
Conversion of notes and accrued interest to common stock	11,457,000	—	—
Short-term obligations refinanced with long-term debt	—	9,306,000	—
Issuance of warrants in connection with debt	—	1,886,000	—
Purchase of patent	—	—	950,000

See accompanying notes to consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

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
May 31, 2001 and 2002

(d)   Intangible Assets

Patents are amortized using the straight-line method over the estimated useful lives of the patents ranging from 10 to 17 years.

Deferred financing costs were incurred in connection with certain debt instruments and are being amortized using the straight-line method over the original life of the related debt instruments, currently ranging from 5 to 15 years.

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

(f)   Revenue Recognition

Revenue is primarily recognized when products are shipped to customers and when services are performed. In certain instances the Company recognizes revenues from long-term, fixed-price contracts on the percentage of completion method measured by cost. Contract costs for long-term contracts include all direct material and labor costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. When formal customer approval is necessary, the Company defers revenue recognition until such approval is received.

(g)   Research and Development

Research and development costs are expensed as incurred and are included in operating expenses. Research and development costs for the years ended May 31, 2000, 2001 and 2002 were $405,000, $382,000 and $248,000, respectively.

(h)   Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. No provision for additional taxes, which might result form eventual distributions from the UK subsidiaries, has been made since it is managements intention to reinvest earnings or distribute them in a manner in which no significant amount of additional taxes would be incurred.

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

(j)   Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. As the Company had a net loss before extraordinary item for the years ended May 31, 2000, 2001, and 2002, basic and diluted net income (loss) per share are the same for each year.

(k)   Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange during the reporting period. The net gain or loss resulting from translation is shown as a foreign currency translation adjustment and is included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in other income or expense in the consolidated statements of operations. There were no significant foreign currency transaction gains or losses for the years ended May 31, 2000, 2001 and 2002.

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

(m)   Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include assessing the collectibility of accounts receivable, the saleability and recovery of inventory, the adequacy of warranty obligations, the realization of deferred tax assets and useful lives of tangible and intangible assets. Actual results could differ from those estimates.

(n)   Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted, although poolings initiated prior to June 30, 2001 are grandfathered. The Company adopted the provisions of SFAS No. 141 during the first quarter of fiscal 2002 without a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of SFAS No. 143 in the first quarter of fiscal year 2004. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on June 1, 2002. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, this statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses. The statement becomes effective in the first quarter of fiscal 2003 for prospective transactions. Additionally, adoption of the statement will require that the Company reclassify gains previously reported for the years ended May 31, 2000 and 2002 related to debt extinguishments from extraordinary items to income from continuing operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The Company will be required to adopt this statement no later than June 1, 2003. The Company is currently assessing the impact of this statement on our results of operations, financial position and cash flows.

(o)   Change in Accounting Principle

In July 2001 the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 requires that all intangible assets with indefinite lives and goodwill no longer be amortized to earnings, but instead reviewed for impairment. The amortization of intangible assets with indefinite lives and goodwill ceases upon the adoption of the Statement. SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for certain intangible assets and goodwill. After transition, the impairment tests are to be performed annually. The Company adopted SFAS No. 142 during the first quarter of fiscal year 2002. The effect of adoption by the Company was limited to the cessation of amortization of the $351,000 of goodwill recorded on the Company’s books at June 1, 2001. Additionally, the Company completed the transitional impairment test required by SFAS No. 142 without any adjustment necessary to the carrying value of its goodwill or any adjustment to useful lives.

For the years ended May 31, 2000 and 2001, the Company recorded goodwill amortization expense of $1,343,000 and $973,000, respectively. Had the Company adopted the provisions of SFAS No. 142 at the beginning of those periods and ceased amortizing goodwill, it would have reported net loss of $11,706,000, or $0.53 per share, for the year ended May 31, 2000 and a net loss of $74,747,000, or $2.12 per share for the year ended May 31, 2001.

Additionally, during the years ended May 31, 2000 and 2001, the Company recorded goodwill impairment charges of $4,677,000 and $35,635,000, respectively. Had the Company been following the accounting guidance proscribed by SFAS No. 142, the amount and timing of any impairment charges could have been different than the amount actually recorded.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

(p)   Segments

The Company operates in two segments, US Operations and European Operations. This is based on the fact that the Company’s chief operating decision maker, the Company’s chief executive officer, regularly reviews operating results, assesses performance and makes decisions about resources to be allocated at this level (US Operations and European Operations) and not on any of the underlying divisions or business units that comprise these two segments.

(3)   Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency.

Cash used in operating activities was $319,000 for fiscal year 2002 compared to $1,600,000 and $5,207,000 in fiscal years 2001 and 2000, respectively. The Company’s future success will depend heavily on its ability to generate cash from operating activities and to meet its obligations as they become due. The Company is focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to possible staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls. The Company has also downsized, closed, or sold certain of its divisions that produced negative cash flow from operations. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional common stock or sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash flows from operations, to sell additional common stock, or to sell its assets for amounts at or in excess of book value

In March 2002, the Company completed the Exchange. In accordance with the Exchange Agreement, the Noteholders of all of the Company’s then outstanding Subordinated Notes exchanged $63.7 million aggregate principal amount of the Subordinated Notes, together with accrued interest thereon, for shares of common stock, shares of Series C Preferred Stock and approximately $15.0 million in aggregate principal amount of PIK Notes. No cash payments on the PIK Notes are required until November 1, 2007, when $25.7 million is due. The Series C Preferred Stock will automatically convert into common stock following shareholder approval of an increase in the number of our authorized shares of common stock.

In addition to exchanging the Subordinated Notes as described above, the Company also issued the New Senior Notes, secured by substantially all of the Company’s domestic assets, having an aggregate principal amount of $36.0 million. The New Senior Notes were issued at a discount so that the proceeds totaled approximately $22.0 million. The New Senior Notes will accrete over the next five years to the $36.0 million aggregate principal amount and will bear interest at 5% per annum. The Company may redeem the New Senior Notes in full or in part at any time prior to their maturity date at a premium over the accreted value of the New Senior Notes, which premium declines over time. Assuming the New Senior Notes are not redeemed prior to their maturity date, cash payments will be limited to the 5% interest rate on the face value of the New Senior Notes and the repayment of the $36.0 million principal amount due on May 1, 2007.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

The Company’s ability to obtain additional cash if and when needed could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)   Impairment of Long-Lived Assets

Included in operating expenses in the years ended May 31, 2000, 2001 and 2002 are $5.3 million, $48.9 million, and $0.6 million, respectively, in non-cash charges related to the impairment of long-lived assets, primarily goodwill and equipment. The Company reviews long-lived assets and identifiable intangibles for potential impairment of value whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable.

During the year ended May 31, 2000, due to continuing losses, weakness in the commercial aerospace and transportation industries and cancellation and postponement of projects by major customers in our Engineering & Fabrication Division, the Company’s evaluation of long-lived assets resulted in the recognition of a $4.6 million impairment of goodwill and a $600,000 property impairment related to the Company’s former U.S. Aerospace Group. The carrying amount of the goodwill was $6.6 million prior to the impairment charge and $2.0 million after the impairment charge. The carrying amount of the personal property, which consisted of manufacturing equipment, was $600,000 prior to the impairment charge and $0 after the impairment charge.

Based upon estimated fair value of certain assets, the Company recognized the following impairment charges for the year ended May 31, 2001:

Within the European Operations the Company recognized a $37.0 million charge to reduce the $33.0 million carrying value of goodwill and the $13.6 million carrying value of manufacturing equipment associated with the European Operations, to the estimated fair value of the manufacturing equipment, $9.6 million.

The Company recognized an impairment charge of $5.5 million to reduce the $6.4 million carrying value of property and manufacturing equipment used at the Company’s U.S. Casting Division’s Entiat, Washington location to fair value, approximately $0.9 million. The Company recognized a $0.8 million impairment charge to reduce the carrying value of the manufacturing equipment located at its Tacoma casting location to $0, the estimated fair value. The Company also recognized charges of $3.3 million to reduce the $3.5 million carrying value of goodwill and manufacturing equipment used in the Engineering & Fabrication Division to estimated fair value, $0.2 million.

The Company also recognized a charge of $0.6 million to reduce the $1.0 million of manufacturing equipment used to produce low power relays at its’ Display Division to its fair value, $0.4 million. The Company recognized a $320,000 charge to reduce the carrying value of an unused manufacturing facility of $980,000 to fair value, $660,000.

The Company also completed an analysis of the estimated future cash flows of certain other long-lived assets including goodwill and patents. Based upon this analysis the Company recognized additional impairment charges of $1.0 million within the U.S. Operations to reduce goodwill to fair value, and $0.3 million to reduce patents to fair value.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

During the fiscal year ended May 31, 2002, the Company recognized a non-cash charge of approximately $0.6 million to reduce the carrying value of certain assets related to our Display Division and Engineering & Fabrication Division to estimated fair value.

The Company will continue to analyze long-lived and identifiable intangible assets in the future to determine possible impairment charges. Future evaluations could result in additional impairment charges and those charges could be material. At May 31, 2002, the carrying value of long-lived assets, including property, plant and equipment, goodwill, and patents, was $25.3 million.

(5)   Segment Information and Concentration of Risk

Prior to the Company’s restructuring in March 2002, it was organized into three operational segments “U.S. Aerospace Group,” “U.S. Electronics Group” and “European Aerospace Group.” As a result of its, restructuring, it has consolidated its three groups into two operating segments, “U.S. Operations” and “European Operations.” Each of these new operating segments is further divided into two business units, Electronic Components and Machining Components within U.S. Operations and Metal Casting and Metal Forming within European Operations.

The following chart details the new classification of each of the divisions within the Company’s previously reported operating segments.

Previously reported operating
segments and related divisions	New classification

U.S. ELECTRONICS GROUP
Interconnect Division	U.S. Operations — Electronic Components
Filter Division	U.S. Operations — Electronic Components
Bonded Metals Division	U.S. Operations — Electronic Components
Applied Technology Division	U.S. Operations — Electronic Components
Display Division	Division discontinued November 2001

U.S. AEROSPACE GROUP
Machining Division	U.S. Operations — Machining Components
Casting Division	Division discontinued June 2001
Engineering & Fabrication Division	Division discontinued December 2001

EUROPEAN AEROSPACE GROUP
Casting Division	European Operations — Metal Casting
Forming Division	European Operations — Metal Forming

Net sales of the U.S. Operations include sales to customers primarily in the aerospace, defense, medical, and telecommunications industries. Net sales of the European Operations include sales to customers primarily in the aerospace, defense, and transportation industries. Historically, these segments have been cyclical and sensitive to general economic and industry specific conditions. In particular, the aerospace industry, in recent

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

years, has been adversely affected by a number of factors, including reduced demand for commercial aircraft, a decline in military spending, postponement of overhaul and maintenance of aircraft, increased fuel and labor costs, increased regulations, intense price competition and terrorist attacks of September 11, among other factors. In addition, there is no assurance that general economic conditions will not lead to a downturn in demand for core components and products of the Company, in each of its operational segments.

Presented below is the Company’s operational segment information. All operational segments identified as “U.S. Operations” and Corporate are located within the U.S. while the operations and assets of the “European Operations” segment are located within the United Kingdom. Identifiable assets are those assets used in the Company’s operations in each segment, and do not include advances or loans between the business segments. Corporate assets are identified below, and no allocations were necessary for assets used jointly by the segments. For ease of comparison, discontinued or sold business units within the operational segments have been separated and identified as “Discontinued Divisions.”

Year ended May 31, 2000:

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$31,324,000	56,913,000	24,457,000	—	112,694,000
Income (loss) from operations	1,770,000	2,628,000	(1,345,000)	(6,955,000)	(3,902,000)
Identifiable assets	31,137,000	75,585,000	24,434,000	12,426,000	143,582,000
Capital expenditures	1,888,000	1,254,000	930,000	795,000	4,867,000
Depreciation and amortization	1,919,000	3,702,000	1,683,000	437,000	7,741,000
Interest income	—	35,000	—	62,000	97,000
Interest expense	315,000	4,349,000	167,000	5,128,000	9,959,000

Year ended May 31, 2001:

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$35,122,000	51,597,000	22,569,000	—	109,288,000
Income (loss) from operations	3,860,000	(35,010,000)	(20,502,000)	(7,309,000)	(58,961,000)
Identifiable assets	27,676,000	34,419,000	6,603,000	12,118,000	80,816,000
Capital expenditures	881,000	2,111,000	403,000	315,000	3,710,000
Depreciation and amortization	2,012,000	3,180,000	1,586,000	556,000	7,334,000
Interest income	—	8,000	—	7,000	15,000
Interest expense	319,000	3,976,000	204,000	5,528,000	10,027,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

Year ended May 31, 2002:

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$33,286,000	45,413,000	1,492,000	—	80,191,000
Income (loss) from operations	4,114,000	2,046,000	(3,361,000)	(6,063,000)	(3,264,000)
Identifiable assets	25,419,000	32,352,000	8,000	6,890,000	64,669,000
Capital expenditures	382,000	2,072,000	—	249,000	2,703,000
Depreciation and amortization	1,739,000	1,967,000	99,000	587,000	4,392,000
Interest income	—	38,000	—	57,000	95,000
Interest expense	319,000	1,228,000	48,000	11,302,000	12,897,000

We do not disclose foreign net sales by country as it not practicable to do so. The Company had net sales to one customer comprising greater than 10% of each year’s net sales, aggregating 10%, 12.5% and 13.5% in the years ended May 31, 2000, 2001 and 2002, respectively.

The Company had accounts receivable from one customer comprising greater than 10% of accounts receivable, aggregating 11% as of May 31, 2000. The Company had accounts receivable from one customer comprising greater than 10% of accounts receivable, aggregating 10.6% as of May 31, 2001. The Company had accounts receivable from one customer comprising greater than 10% of accounts receivable, aggregating 11.7% as of May 31, 2002.

Credit is extended to customers based on an evaluation of their financial condition and collateral is generally not required.

The Company currently purchases aluminum and other raw materials from a limited number of suppliers. Although there are a limited number of potential suppliers of such raw materials, management believes that other suppliers could provide these raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing, increased costs, and a possible loss of sales, which could have a material adverse effect on the manufacturing and delivery of the Company’s products. The Company purchased $2,656,000, $4,623,000 and $3,613,000 from one supplier during the years ended May 31, 2000, 2001 and 2002, respectively.

The Company purchases other raw materials, of lesser significance, which are available from a limited number of suppliers.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

At May 31, 2002, the Company had purchase commitments for raw materials aggregating $733,000.

(6)   Business Acquisitions And Dispositions

Effective for accounting purposes in June 1999, the Company acquired all of the outstanding stock of Skagit Engineering & Manufacturing, Inc. (“Skagit”) for $1,300,000 in cash.

The purchase price was allocated as follows:

Current assets	$1,551,000
Property, plant and equipment	1,369,000
Cost in excess of net book value	1,683,000
Liabilities assumed	(3,303,000)

Total	$1,300,000

Effective for accounting purposes in May 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Nova-Tech Engineering, Inc. (“Nova-Tech”). The purchase price consisted of $2,500,000 in the forgiveness of a note receivable, intercompany accounts receivable of $137,000, and $50,000 cash for a total of $2,687,000

The purchase price was allocated as follows:

Current assets	$873,000
Furniture and equipment	387,000
Cost in excess of net book value	3,938,000
Liabilities assumed	(2,511,000)

Total	$2,687,000

The business combinations described above have been accounted for using the purchase method. Accordingly, assets and liabilities have been recorded at their fair value at acquisition date. Operating results of these acquired companies are included in the Company’s consolidated statements of operations from the respective acquisition dates. In fiscal year 2001, costs in excess of net book value of acquired subsidiaries in the amount of $1.8 million relating to Skagit, were written off due to impairment. In fiscal year 2000, subsequent to the business combinations, costs in excess of net book value of acquired subsidiaries in the amounts of $1,000,000 relating to Skagit and $2,400,000 relating to Nova-Tech, were written off due to impairment. Amounts written off are included in operating expense.

Effective as of June 1, 2001, we sold substantially all of the assets of the U.S. Aerospace Group’s Casting Division location in Entiat, Washington to two newly formed limited liability companies owned by a private company. The purchase price was approximately $4.5 million, which consisted of approximately $1.4 million cash (a portion of the cash amounting to $160,000 was paid into escrow by the purchaser), a $1.0 million long-term note payable to the Company, units in the newly created limited liability companies valued at $1.0 million and the assumption of $1.1 million in liabilities. We used the cash proceeds to retire certain long-term

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

debt related to the Entiat assets and to pay closing costs related to the transaction. The long-term note bears interest at 7% and is payable in quarterly installments, interest only for the first year and then principal and interest for 5 additional years. Due to the uncertainties of payment under this note we have fully reserved against it as of the closing date. The units in the newly created limited liability companies have certain preferential rights including an accumulating preferred return equal to 5% of the par value of then outstanding units and put rights subject to certain restrictions and limitations. The Company has recorded the units at $0, which it estimates to be their fair market value. In the purchase agreement relating to the sale of the Casting Division, the parties agreed to adjust the purchase price after closing based on the actual value of accounts receivable and inventory transferred at closing. In December 2001, we agreed with the purchaser to settle differences relating to the post-closing adjustment by returning the escrowed cash to the purchaser, thereby reducing the purchase price by $160,000.

(7)   Allowance for Doubtful Accounts, Sales Returns and Allowances

The Company records a provision for accounts receivable that the Company believes may not be collectible and for products that may be returned in the future. Accounts receivable are reported net of an allowance for doubtful accounts, sales returns and allowances in the consolidated balance sheets. The provision for bad debt expense is included in operating expenses on the consolidated statements of operations and comprehensive income (loss), while net sales are shown net of sales returns and allowances. When specific accounts are determined to be uncollectible and when inventories are returned, the Company eliminates the balance from accounts receivable and reduces the allowance by a corresponding amount. A reconciliation of the allowance for doubtful accounts, sales returns and allowances is as follows:

Balance at May 31, 1999	$553,000
Charged to operating expenses	305,500
Charged to net sales	2,500
Specific account balance write-off	(234,000)
Effect of exchange rates	(8,000)

Balance at May 31, 2000	619,000
Charged to operating expense	3,000
Specific account balance write-off	(163,000)
Effect of exchange rates	(8,000)

Balance at May 31, 2001	451,000
Charged to operating expense	141,000
Specific account balance write-off	(120,000)
Effect of exchange rates	4,000

Balance at May 31, 2002	$476,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

(8)   Inventories

Inventories at May 31 consist of the following:

	2001	2002

Raw materials	$5,032,000	3,927,000
Work in progress	10,990,000	10,085,000
Finished goods	6,972,000	5,594,000

	$22,994,000	19,606,000

(9)  Property, Plant and Equipment

Property, plant and equipment, including assets under capital lease arrangements, at May 31 consist of the following:

	Depreciable
	Lives	2001	2002

Land		$1,081,000	700,000
Buildings	20 to 40 years	5,687,000	4,343,000
Leasehold improvements	5 to 15 years	3,693,000	3,678,000
Machinery and equipment	7 to 10 years	28,190,000	31,460,000
Office equipment, furniture and fixtures	3 to 10 years	4,134,000	3,202,000

		$42,785,000	43,383,000
Less accumulated depreciation and amortization		16,071,000	20,153,000

		26,714,000	23,230,000
Construction in progress		40,000	85,000

		$26,754,000	23,315,000

The Company recognized depreciation of property, plant and equipment of $5,942,000, $6,243,000 and $4,302,000 during the years ended May 31, 2000, 2001 and 2002, respectively.

The Company includes computer software and hardware within office equipment, furniture and fixtures. Software is amortized over its estimated useful life, usually three years.

Included in property, plant and equipment are costs of $2,412,000 and $1,191,000 and related accumulated amortization of $1,138,000 and $611,000 recorded under capital leases at May 31, 2001 and 2002, respectively.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

(10)   Long-Term Debt

Long-term debt at May 31 consists of the following:

	2001	2002

Note payable to a related party, GSC Partners and affiliates, net of original issue discount of $13,653,000. Note bears interest of 5% on the face amount of $36,000,000 (16.6% nominal interest rate), payable semi-annually. Principal amount due May 1, 2007	$—	22,347,000
Note payable to an individual, secured by a patent, due in monthly installments of $8,023, including interest at 6.0%, through May 2010	—	751,000
Note payable to a bank, due in monthly installments of $7,000, including interest at LIBOR plus 2% (3.84% at May 31, 2002), with the remaining principal balance due in full in March 2008	628,000	596,000
Notes payable to a financing company for certain equipment in aggregate monthly installments of $48,278, including interest at 9% to 9.75%, with maturity dates through 2004	1,232,000	712,000
Other notes payable for vehicles and certain equipment in aggregate monthly installments of $3,619, including interest at 1.9% to 7.9% with maturity dates through 2006	200,000	121,000
Note payable to a bank in monthly installments of $10,127, including interest at LIBOR plus 2.25% (3.84% at May 31, 2002) through June 2008	1,131,000	1,103,000
Industrial revenue bond payable to a bank, paid in full June, 2001	613,000	—
Subordinated note payable to the City of Entiat, paid in full June, 2001	363,000	—
Note payable to four institutional lenders, paid in full March, 2002	13,731,000	—

	17,898,000	25,630,000
Less current portion	929,000	799,000

Long-term debt, net of current portion	$16,969,000	24,831,000

Certain notes payable require, among other items, that the Company maintain minimum working capital, tangible net worth and debt to tangible net worth ratios. At May 31, 2002, the Company was not in compliance with these covenants. The Company has received a forbearance letter from the lender waiving the violations until May 31, 2003. There can be no assurance that the lender will not require the amounts

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

immediately due and payable if violations of the covenants continue. The amount outstanding under these agreements was approximately $1,700,000 as of May 31, 2002.

Scheduled principal maturities of long-term debt during the next five fiscal years ending May 31, and thereafter, are as follows:

2003	$799,000
2004	423,000
2005	180,000
2006	175,000
2007	36,205,000
Thereafter	1,501,000

39,283,000
Less unamortized original issue discount	13,653,000

Net long-term debt	$25,630,000

Long-term debt is secured by substantially all assets of the Company.

(11)   Subordinated Notes Payable

In July 1998, the Company completed a $75 million debt offering of the Subordinated Notes due in August 2005. The Subordinated Notes were unconditionally guaranteed on a senior subordinated basis by the Company’s U.S. subsidiaries.

In March 2000, the Company exchanged an aggregate of $11.3 million in original principal amount of the Subordinated Notes for a total of 2,902,806 shares of common stock. This exchange was accounted for as an early extinguishment of debt, and as such, a net of tax gain of $703,000 was recorded in the consolidated financial statements as an extraordinary item.

In March 2002, the Company completed the Exchange. In accordance with the Exchange Agreement, the Noteholders exchanged $63.7 million aggregate principal amount of the Subordinated Notes, together with accrued interest thereon, for shares of the Company’s common stock, shares of the Company’s Series C Preferred Stock and $15.0 million in aggregate principal amount of PIK Notes. The Series C Preferred Stock will automatically convert into common stock following shareholder approval of an increase in the number of our authorized shares of common stock. By virtue of their common stock and Series C Preferred Stock received in the Exchange, the Noteholders now beneficially own approximately 97.5% of our outstanding shares of common stock on a fully-diluted, as-converted basis.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

The PIK Notes bear interest at a rate of 10% per annum which increased to 14% because the Automatic Conversion did not occur on or before June 1, 2002 (as soon as the Automatic Conversion occurs, however, the interest rate on PIK Notes will decrease back to 10% for the remaining term of the PIK Notes). Interest is payable semi-annually in the form of additional PIK Notes. The PIK Notes mature in November 2007, but the Company may pay off or otherwise redeem them in full or in part at any time prior to the maturity date without penalty. The PIK Notes are unsecured senior subordinated obligations of the Company.

The Company has followed the provisions of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, in recording the exchange transaction. These provisions require that the carrying value of the PIK Notes be recorded at the total future cash payments (principal and interest) specified by the PIK notes. In accordance with SFAS 15, the PIK notes are classified on the Company’s balance sheet as long-term liabilities valued at $25.7 million, which represents the total future cash payments. As a result, no interest expense related to the PIK Notes will be recognized in future periods.

The following table presents the aggregate gain recognized in the year ended May 31, 2002 as a result of the exchange transaction, shown as an extraordinary item:

Principal amount of Subordinated Notes outstanding	$63,700,000
Unamortized deferred financing costs	(2,417,000)
Accrued interest	8,115,000

Carrying value of debt exchanged	69,398,000
Fair value of equity instruments issued to the Noteholders	(21,200,000)
Maximum future cash payments under the PIK Notes	(25,739,000)
Direct expenses of the Exchange	(2,141,000)

Aggregate gain from Exchange	$20,318,000

Aggregate gain per share	$0.41

No related income tax effect is reflected on the gain from the Exchange, as the Company expects to utilize a portion of its net operating loss carry-forwards to offset any resulting taxable income. Prior to the Exchange, the net operating loss carry-forwards expected to be utilized had a corresponding valuation allowance applied to reduce their carrying value to zero.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

(12)   Leasing Arrangements

(a)   Capital Leases

The Company leases certain property, plant and equipment under capital lease agreements that expire at various dates through 2007. Capital lease obligations are secured by the underlying leased assets. Aggregate minimum payments to be made under these agreements at May 31, 2002 are as follows for each of the following fiscal year-ends:

2003	$236,000
2004	215,000
2005	128,000
2006	31,000
2007	13,000
Thereafter	—

623,000
Less amounts representing interest ranging from 6% to 16%	72,000

Present value of net minimum capital lease obligations	551,000
Less current portion	184,000

Capital lease obligations, less current portion	$367,000

(b) Operating Leases

The Company leases certain property, plant and equipment under operating lease agreements that expire at various dates through 2018. Aggregate minimum rental payments to be made under these agreements at May 31, 2002 are as follows for each of the following fiscal year-ends:

2003	$3,574,000
2004	3,181,000
2005	3,003,000
2006	2,443,000
2007	2,206,000
Thereafter	19,267,000

$33,674,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

Total rent expense during the years ended May 31, 2000, 2001 and 2002 amounted to $4,191,000, $5,917,000 and $5,079,000, respectively. Included in rent expense for the years ended May 31, 2001 and 2002 are accruals of approximately $500,000 and $646,000 respectively, related to the abandonment of certain manufacturing facility operating leases.

(13)   Common Stock

In July 1996, the Company conducted a public offering of 2,250,000 units, each unit composed of one share of the Company’s common stock and a warrant to purchase a share of the Company’s common stock, at a price of $3.125 per unit. At May 31, 2001 and 2002, all of these public warrants were outstanding. In May 2000, the Company extended the expiration date of the public warrants to July 15, 2003. In addition, the Company issued warrants to two underwriters for the purchase of an additional 225,000 units at $3.75 per unit. Each unit is composed of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The warrants entitled the holder to purchase one share of common stock at $4.6875 per share, exercisable any time through July 2001. During the year ended May 31, 1998, 45,000 of the underwriter’s warrants were exercised for 45,000 units. No underwriter warrants were exercised during the years ended May 31, 2000, 2001 or 2002 and the remaining original warrants have expired.

In March 2000, the Company sold 1,598,000 shares of its common stock to 26 accredited investors for $4,794,000 before expenses of $788,000. The Company subsequently filed a registration statement, which was declared effective, registering for resale the 1,598,000 shares of common stock sold in the offering.

In July 2000 the Company closed the first of two proposed installments of a $3.5 million private placement of common stock to two accredited investors. On that date, the Company issued 1,142,860 shares of common stock and warrants to purchase additional shares to the investors for a gross amount of approximately $2.0 million. The Company filed a registration statement on Form S-3 with the Commission to register the resale of the shares of common stock issued or issuable as a result of the transaction (the “Registration Statement”). If the Registration Statement had become effective within 60 days after the first closing a second closing would have occurred and the investors would have paid an additional $1.5 million and received 857,140 additional shares of common stock. However, the Registration Statement did not become effective within 60 days of the first closing and consequently the second installment did not close. In addition the Company also issued to the investors certain adjustable, vesting, and closing warrants to purchase additional shares of the Company’s common stock. The adjustable warrants permitted the investors to acquire additional shares of common stock at an exercise price of $.001 per share if the market price of the Company’s common stock did not achieve and maintain a specific price during each of the three vesting periods. Subsequent to issuance of the adjustable warrants the Company negotiated an amendment to the adjustable warrants, which replaced the variable calculation of shares to be acquired with a fixed number of shares. In February 2001, the investors exercised the adjustable warrants in full, as so amended, for the exercise price of $.001 per share. As a result of the exercise, the Company delivered to the investors a total of 4,190,486 shares of common stock. The vesting warrants issued under the transaction expired unexercised during February 2001. The closing warrants entitled the investors to purchase an additional 385,000 shares of our common stock at an exercise price of $2.01 per share subject to certain anti-dilution rights. In March 2002, the Company completed the Exchange. The Exchange triggered the anti-dilution provisions of the closing warrants, resulting in a significant increase in the number of shares issuable upon exercise of these warrants. Specifically, warrants

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

in favor of Strong River initially exercisable for 192,500 shares of common stock are now exercisable for 33,315,492 shares; and warrants in favor of Bay Harbor initially exercisable for 192,500 shares of common stock are now exercisable for 33,315,492 shares. The exercise price of the Strong River and Bay Harbor warrants was reduced from $2.01 to the per share par value of the common stock of $.001 per share by virtue of the anti-dilution adjustment. The closing warrants expire in July 2003.

Also in connection with the Exchange the Company issued 51,419,604 shares of common stock, an amount sufficient to give the Noteholders a majority of the then outstanding common stock of the Company.

(14)   Convertible Preferred Stock — Series C Preferred Stock

In March 2002, the Company completed the Exchange. In connection with the Exchange, the Company issued 1,000 shares of Series C Preferred Stock of the Company to the Noteholders.

The Series C Preferred Stock will be automatically converted into that number of shares of common stock which, when added to the shares of common stock previously distributed to the Noteholders in the Exchange, will equal approximately 97.5% of the Company’s common stock on a fully-diluted basis (4,865,820,023 shares of common stock). The Automatic Conversion of the Series C Preferred Stock into common stock will take place immediately following shareholder approval of an increase in the number of authorized shares of common stock to an amount sufficient to effect the conversion of the Series C Preferred Stock in full. Until the Automatic Conversion occurs, the Series C Preferred Stock has an aggregate liquidation preference equal to $45 million and a cumulative dividend rate of 10% per annum, which automatically increased to 14% per annum because the Automatic Conversion did not occur on or before June 1, 2002. As of May 31, 2002, the potential cumulative dividend for the Series C Preferred Stock was approximately $900,000. The Series C Preferred Stock ranks senior to all other classes of the Company’s capital stock as to liquidation and distributions. In addition, the Series C Preferred Stock is entitled to vote with the common stock on all matters brought before the common stock for approval (other than as required by law) and is entitled to that number of votes equal to the number of shares of Common into which the Series C Preferred Stock is then convertible.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

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

		Weighted
		average
		exercise
		price of
	Warrants	shares

Balance at May 31, 1999	483,609	$4.240
Granted	200,000	6.500
Exercised	(25,000)	3.450

Balance at May 31, 2000	658,609	4.603
Granted	9,383,688	0.107
Exercised	(4,190,486)	0.001
Canceled	(273,609)	6.870

Balance at May 31, 2001	5,578,202	0.386
Canceled	(35,000)	2.000
Granted under anti-dilution provisions	77,502,155	0.001

Balance at May 31, 2002	83,045,357	$0.026

The following summarizes warrants outstanding, excluding warrants issued in connection with the public offering in July 1996, at May 31, 2002:

	Warrants outstanding and exercisable

		Weighted
		average	Weighted
Range of		remaining	average
Exercise	Number	contractual	exercise
prices	outstanding	life	price

$0.001-1.99	82,695,357	1.69	$0.006
2.00-3.99	200,000	1.86	2.556
4.00-5.99	50,000	0.92	5.500
6.00-7.99	50,000	0.92	7.500
8.00-9.99	50,000	0.92	9.500

	83,045,357

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

In March 2002, the Company completed the Exchange. The Exchange triggered the anti-dilution provisions of certain of the Company’s outstanding warrants, resulting in a significant increase in the number of shares issuable upon exercise of these warrants. Specifically, warrants in favor of DDJ which were initially exercisable for 4,036,978 shares of common stock are now exercisable for 15,293,149 shares; warrants in favor of Strong River initially exercisable for 192,500 shares of common stock are now exercisable for 33,315,492 shares; and warrants in favor of Bay Harbor initially exercisable for 192,500 shares of common stock are now exercisable for 33,315,492 shares. The exercise price of the Strong River and Bay Harbor warrants was reduced from $2.01 to the per share par value of the common stock by virtue of the anti-dilution adjustment, and the exercise price of the DDJ warrants remained unchanged at the per share par value, equal to $.001. Due to these significant increases, the Company does not have enough shares reserved for issuance to accommodate the full exercise of all of its outstanding options and warrants at this time. However, DDJ, Strong River and Bay Harbor have each agreed not to exercise their warrants until the number of authorized shares of common stock of the Company has been increased to an amount sufficient to effect the exercise of their warrants in full.

(16)   Compensation Plans

(a)   Long-Term Investment and Incentive Plan

The Company has two long-term stock investment and incentive plans. The “1996 Plan” awards directors, officers, key employees and other key individuals with stock options, stock appreciation rights, stock and cash bonuses, restricted stock, or performance units. Under the 1996 Plan, the exercise price of options issued is not less than fair-market value at the date of grant. Stock options granted under the plan generally vested upon grant. In October 1999, the Company adopted the “1999 Plan” which effectively reserved an additional 4,000,000 shares of common stock for issuance. The 1999 Plan is identical to the 1996 Plan in form with exception to certain provisions stipulating the expiration of options granted to employees who are subsequently terminated. Options expire ten years from the grant date under both plans.

As of May 31, 2001, the Company had not issued any stock appreciation rights, stock and cash bonuses, restricted stock, or performance units under either plan. In June 2001, the Company issued 380,952 restricted shares of common stock under the 1999 Plan to certain executives in lieu of contractually required increases in their base cash compensation for the fiscal year ended May 31, 2002.

(b)   Independent Director Stock Plan

The Company has an Independent Director Stock Plan under which non-employee directors of the Company are awarded common stock and stock options of the Company for serving on its board of directors. The plan authorizes and reserves for issuance a maximum of 500,000 common shares. At May 31, 2001, 338,304 shares were available for future issuance. At May 31, 2002, no additional shares were available for issuance because the Company agreed, in connection with the Exchange, to issue no additional shares under the Independent Director Stock Plan. During the year ended May 31, 2000, 40,000 options were issued and 10,000 options were canceled under the plan. During the year ended May 31, 2001 and 2002, 42,500 and no options respectively, were issued under the plan. Options issued under the plan during the year ended May 31, 2000 and 2001 vested immediately upon issuance. For the years ended May 31, 2000, 2001 and 2002, 86,637, 129,137 and 129,137, options were outstanding.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

(c)   Retirement Plan

The Company maintains a 401(k) plan covering all eligible employees who meet service requirements as provided in the plan. The Company’s contribution to the profit-sharing plan is determined annually by the Board of Directors. The Company contributed $59,000, $70,000 and $41,000 to the plan during the years ended May 31, 2000, 2001 and 2002, respectively.

(d)   Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan in 1999 under which employees are eligible to purchase shares of the Company’s common stock, through payroll deductions, at the lower of 85% of the Company’s stock price on the first day of an offering period or 100% of the Company’s stock price on the last day of an offering period. The first offering period began in November 1998. During the years ended May 31, 2000, 2001 and 2002, 142,696, 407,090 and 100,679 shares respectively, were purchased by employees under the plan. The plan was terminated in August 2001.

As the Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans and employee stock purchase plans, no compensation costs have been recognized for stock options issued to employees since the option exercise prices were equal to the fair value prices of the underlying stock at the time of grant. Had compensation costs for the stock option and stock purchase plan been determined consistent with SFAS No. 123, the results of the Company would have been adjusted to the pro forma amounts indicated below:

	2000	2001	2002

Net income (loss):
As reported	$(13,049,000)	(75,720,000)	4,525,000
Pro forma	(14,555,000)	(75,848,000)	4,525,000
Net income (loss) per share:
As reported:
Basic	(0.59)	(2.15)	0.09
Diluted	(0.59)	(2.15)	0.09
Pro forma:
Basic	(0.66)	(2.15)	0.09
Diluted	(0.66)	(2.15)	0.09
Shares used in computation of net income (loss) per share:
Basic	21,955,473	35,283,347	49,584,968
Diluted	21,955,473	35,283,347	49,584,968

The fair value per share of the options granted during the years ended May 31, 2000, 2001 is estimated as $1.32, and $0.27, respectively, using the Black-Scholes option-pricing model with the following assumptions on the date of grant: zero percent dividend yield, expected volatility from 24% to 148%, risk-free interest rate from 5.5% to 6.6%, and expected lives ranging from 5 to 10 years. No options were granted during the year ended May 31, 2002.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

Pro forma compensation under the employee stock purchase plan during the years ended May 31, 2000, 2001, and 2002 is $78,000, $30,000, and $0, respectively.

A summary of the activity under the Company’s Long-Term Investment and Incentive Plans and Independent Director Stock Plan is as follows:

	Shares of common stock
			Weighted
	Available	Options	average exercise price
	options	under plans	of shares

Balance at May 31, 1999	928,856	2,513,585	$3.02
Options authorized by new plan	4,000,000	—	—
Options granted	(950,000)	950,000	1.62
Options terminated	5,000	(5,000)	2.53

Balance at May 31, 2000	3,983,856	3,458,585	2.64
Options granted	(366,500)	366,500	.38
Options expired	60,000	(60,000)	2.53
Options terminated	30,500	(30,500)	2.14

Balance at May 31, 2001	3,707,856	3,734,585	2.60
Options granted	—	—	—
Restricted stock issued	(380,952)	—	—
Options expired	39,500	(39,500)	.90
Options terminated	—	—	—

Balance at May 31, 2002	3,366,404	3,695,085	$2.44

The Company has agreed not to grant any additional shares under the plans.

The following summarizes options from both Long-Term Investment and Incentive plans and the Independent Director Stock plan outstanding at May 31, 2002:

		Options outstanding		Options exercisable

		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life	price	exercisable	price

$0.01-1.99	1,296,137	7.65	$1.28	1,293,637	$1.28
2.00-3.99	1,791,388	4.94	2.51	1,791,388	2.51
4.00-6.00	607,560	4.17	4.69	607,560	4.69

	3,695,085			3,692,585

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

(17)   Income Taxes

Total income tax benefit (expense) is as follows for the years ended May 31,

	2000	2001	2002

Current:
Federal	$—	—	—
Foreign	(41,800)	(1,796,000)	250,000
Deferred:
Federal	(8,000)	(4,966,000)	—
Foreign	28,800	(186,000)	(55,000)

Total	$(21,000)	(6,948,000)	(195,000)

The domestic and foreign components of income (loss) before income tax benefit (expense) and extraordinary item were as follows for the years ended May 31,

	2000	2001	2002

Domestic	$(11,421,000)	(29,564,000)	(16,844,000)
Foreign	(2,310,000)	(39,208,000)	856,000

Loss before income tax benefit (expense) and extraordinary item	$(13,731,000)	(68,772,000)	(15,988,000)

There are no undistributed earnings of the Company’s foreign subsidiaries for which no U.S. income taxes have been provided at May 31, 2001 and 2002.

A reconciliation of the U.S. federal statutory tax rate of 34% and the Company’s effective tax rates of 0%, (10)% and 1% during the years ended May 31, 2000, 2001 and 2002, respectively, is as follows:

	2000	2001	2002

Computed expected income tax benefit	$4,669,000	23,382,000	5,436,000
Difference in foreign income tax rate	—	(1,568,000)	(514,000)
Foreign permanent differences	—	(12,353,000)	1,000,000
Change in valuation allowance attributable to income from continuing operations	(4,119,000)	(15,750,000)	(5,727,000)
Other	(571,000)	(659,000)	—

	$(21,000)	(6,948,000)	195,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

Deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Based upon the weight of available evidence, the Company establishes a valuation allowance to reduce the amount of deferred tax assets to the amount it believes will more likely than not be realized in future periods. The change in the valuation allowance for the years ended May 31, 2000, 2001 and 2002, were $4,122,000, $15,750,000 and $(1,849,000), respectively. Significant components of the Company’s deferred tax assets (liabilities) at May 31 are as follows:

	2001	2002

Deferred tax assets:
Net operating loss carryforwards	$11,931,000	8,510,000
Capital loss carryforwards	1,557,000	2,728,000
Goodwill	3,229,000	2,111,000
Property, plant and equipment and Other	4,073,000	710,000
Inventory valuation	1,397,000	1,081,000
Debt restructuring	—	5,201,000

Total deferred tax assets	22,187,000	20,341,000
Valuation allowance	(22,072,000)	(20,223,000)

Net deferred tax assets	115,000	118,000

Deferred tax liabilities:
Casting Division	1,227,000	—
International	850,000	872,000

Total deferred tax liabilities	2,077,000	872,000

Net deferred tax liability	$(1,962,000)	(754,000)

The Company has net operating loss (NOLs) carryforwards for U.S. federal income tax purposes of approximately $25.0 million, the benefits of which expire in the tax year 2012 through the tax year 2022.

As a result of the Exchange transaction and resulting change in ownership of the Company completed in March 2002, pursuant to Section 382 of the Internal Revenue Code, the Company’s ability to utilize NOL’s to off-set future taxable income is limited. As a result of these limitations, approximately $21.3 million of the $25.0 million total NOLs at May 31, 2002 will never become available.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

(18)   Net Income (Loss) Per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding, using the “if-converted” method, and outstanding stock options and warrants, using the “treasury stock” method.

The components of basic and diluted net loss per share at May 31 were as follows:

	2000	2001	2002

Loss before extraordinary item	$(13,752,000)	(75,720,000)	(15,793,000)
Extraordinary item — gain on extinguishment of debt	703,000	—	20,318,000

Net income (loss) available for common stockholders	$(13,049,000)	(75,720,000)	4,525,000

Weighted average outstanding shares of common stock	21,955,473	35,283,347	49,584,968
Dilutive effect of:
Warrants	—	—	—
Stock options	—	—	—
Convertible preferred stock	—	—	—

Common stock and common stock equivalents	21,955,473	35,283,347	49,584,968

Net income (loss) per share — basic and diluted:
Net loss before extraordinary item	$(0.63)	(2.15)	(0.32)
Extraordinary item — gain on extinguishment of debt	0.04	—	0.41

Net income (loss) per share	$(0.59)	(2.15)	0.09

Options, warrants and convertible stock were not included in the calculation of net income (loss) per share as they are anti-dilutive or in the case of May 31, 2002, dilution is determined in relation to loss before extraordinary item and not net income. The total number of anti-dilutive common stock equivalents related to options, warrants and convertible stock as of May 31, 2000, 2001 and 2002 were 9,581,288, 11,607,787, and 4,954,852,965, respectively. The Company however, does not have enough common shares reserved for issuance to accommodate the full exercise of all of its outstanding options, warrants, and convertible stock at this time.

(19)   Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable, accrued liabilities, and short and long-term borrowings. The fair value of these financial instruments approximates their carrying amounts, other than the Company’s PIK Notes which have an estimated fair value of approximately $15.0 million based on current market indicators, such as prevailing interest rates.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

(20)   Legal

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

(21)   Consolidating Condensed Financial Statements

The following statements present consolidating condensed financial information of the Company for the indicated periods. The Company’s senior subordinated notes have been guaranteed by all of the Company’s U.S. wholly owned subsidiaries. The guarantor subsidiaries have fully and unconditionally guaranteed this debt on a joint and several basis. This debt is not guaranteed by the Company’s foreign subsidiaries, which consist of Aeromet and two related holding companies. There are no significant contractual restrictions on the distribution of funds from the guarantor subsidiaries to the parent corporation. The consolidating condensed financial information is presented in lieu of separate financial statements and other disclosures of the guarantor subsidiaries, as management has determined that such information is not material to investors.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 31, 2001 and 2002

(a)  Consolidating condensed balance sheet information at May 31, 2001 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1,134,000	3,000	2,958,000	—	4,095,000
Accounts receivable, net	—	6,423,000	12,839,000	(161,000)	19,101,000
Inventories	—	14,326,000	8,668,000	—	22,994,000
Other	3,975,000	299,000	401,000	(3,894,000)	781,000

Total current assets	5,109,000	21,051,000	24,866,000	(4,055,000)	46,971,000

Property, plant and equipment, net	5,319,000	11,882,000	9,553,000	—	26,754,000

Other assets:
Goodwill	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	41,943,000	72,618,000	—	(114,561,000)	—
Other	5,699,000	1,041,000	—	—	6,740,000

Total other assets	47,642,000	74,010,000	—	(114,561,000)	7,091,000

Total assets	$58,070,000	106,943,000	34,419,000	(118,616,000)	80,816,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$921,000	5,328,000	6,551,000	(161,000)	12,639,000
Current portion of long-term debt	90,000	839,000	—	—	929,000
Other	3,413,000	2,351,000	6,499,000	(3,894,000)	8,369,000

Total current liabilities	4,424,000	8,518,000	13,050,000	(4,055,000)	21,937,000

Long-term liabilities:
Long-term debt, net of current portion	78,635,000	2,034,000	—	—	80,669,000
Intercompany loan payable	—	71,723,000	36,957,000	(108,680,000)	—
Other	125,000	1,880,000	1,319,000	—	3,324,000

Total long-term liabilities	78,760,000	75,637,000	38,276,000	(108,680,000)	83,993,000

Stockholders’ equity (deficit):
Common stock	39,000	56,139,000	33,709,000	(89,848,000)	39,000
Additional paid-in capital	86,917,000	—	—	—	86,917,000
Accumulated other comprehensive loss	(9,165,000)	—	(9,165,000)	9,165,000	(9,165,000)
Accumulated deficit	(102,905,000)	(33,351,000)	(41,451,000)	74,802,000	(102,905,000)

Total stockholders’ equity (deficit)	(25,114,000)	22,788,000	(16,907,000)	(5,881,000)	(25,114,000)

Total liabilities and stockholders’ equity (deficit)	$58,070,000	106,943,000	34,419,000	(118,616,000)	80,816,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 31, 2001 and 2002

(b)  Consolidating condensed balance sheet information at May 31, 2002 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$803,000	3,000	4,813,000	—	5,619,000
Accounts receivable, net	—	3,298,000	9,022,000	(94,000)	12,226,000
Inventories	—	11,249,000	8,357,000	—	19,606,000
Other	3,717,000	159,000	298,000	(3,593,000)	581,000

Total current assets	4,520,000	14,709,000	22,490,000	(3,687,000)	38,032,000

Property, plant and equipment, net	4,899,000	8,554,000	9,862,000	—	23,315,000

Other assets:
Goodwill	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	40,907,000	72,618,000	—	(113,525,000)	—
Other	1,147,000	1,824,000	—	—	2,971,000

Total other assets	42,054,000	74,793,000	—	(113,525,000)	3,322,000

Total assets	$51,473,000	98,056,000	32,352,000	(117,212,000)	64,669,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,849,000	1,844,000	4,466,000	(94,000)	8,065,000
Current portion of long-term debt	65,000	734,000	—	—	799,000
Other	941,000	2,105,000	5,135,000	(3,593,000)	4,588,000

Total current liabilities	2,855,000	4,683,000	9,601,000	(3,687,000)	13,452,000

Long-term liabilities:
Long-term debt, net of current portion	49,223,000	1,347,000	—	—	50,570,000
Intercompany loan payable	—	72,223,000	36,957,000	(109,180,000)	—
Other	288,000	380,000	872,000	—	1,540,000

Total long-term liabilities	49,511,000	73,950,000	37,829,000	(109,180,000)	52,110,000

Series C convertible preferred stock	18,715,000	—	—	—	18,715,000

Stockholders’ equity (deficit):
Common stock	91,000	56,139,000	33,709,000	(89,848,000)	91,000
Additional paid-in capital	87,070,000	—	—	—	87,070,000
Accumulated other comprehensive loss	(8,389,000)	—	(8,389,000)	8,389,000	(8,389,000)
Accumulated deficit	(98,380,000)	(36,716,000)	(40,398,000)	77,114,000	(98,380,000)

Total stockholders’ equity (deficit)	(19,608,000)	19,423,000	(15,078,000)	(4,345,000)	(19,608,000)

Total liabilities and stockholders’ equity (deficit)	$51,473,000	98,056,000	32,352,000	(117,212,000)	64,669,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 31, 2001 and 2002

(c)  Consolidating condensed statement of operations and comprehensive income (loss) information for the year ended May 31, 2000 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Net sales	$—	58,408,000	56,913,000	(2,627,000)	112,694,000
Cost of sales	—	45,433,000	49,257,000	(2,627,000)	92,063,000

Gross profit	—	12,975,000	7,656,000	—	20,631,000
Operating expenses	6,896,000	18,036,000	5,652,000	(6,051,000)	24,533,000

Income (loss) from operations	(6,896,000)	(5,061,000)	2,004,000	6,051,000	(3,902,000)

Other income (expense):
Parent’s share of subsidiaries net loss	(7,738,000)	—	—	7,738,000	—
Interest expense	(9,394,000)	(4,748,000)	(4,349,000)	8,532,000	(9,959,000)
Other	10,284,000	4,394,000	35,000	(14,583,000)	130,000

Total other expense	(6,848,000)	(354,000)	(4,314,000)	1,687,000	(9,829,000)

Income (loss) before income taxes and extraordinary item	(13,744,000)	(5,415,000)	(2,310,000)	7,738,000	(13,731,000)
Income tax benefit (expense)	(8,000)	—	(13,000)	—	(21,000)
Extraordinary item, net of tax	703,000	—	—	—	703,000

Net income (loss)	(13,049,000)	(5,415,000)	(2,323,000)	7,738,000	(13,049,000)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(5,110,000)	—	(5,110,000)	5,110,000	(5,110,000)

Comprehensive income (loss)	$(18,159,000)	(5,415,000)	(7,433,000)	12,848,000	(18,159,000)

(d)  Consolidating condensed statement of operations and comprehensive income (loss) information for the year ended May 31, 2001 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Net sales	$—	59,943,000	51,597,000	(2,252,000)	109,288,000
Cost of sales	—	57,428,000	45,872,000	(2,252,000)	101,048,000

Gross profit	—	2,515,000	5,725,000	—	8,240,000
Operating expenses	7,336,000	25,687,000	40,965,000	(6,787,000)	67,201,000

Income (loss) from operations	(7,336,000)	(23,172,000)	(35,240,000)	6,787,000	(58,961,000)

Other income (expense):
Parent’s share of subsidiaries net loss	(65,172,000)	—	—	65,172,000	—
Interest expense	(9,423,000)	(4,416,000)	(3,976,000)	7,788,000	(10,027,000)
Other	10,536,000	4,247,000	8,000	(14,575,000)	216,000

Total other expense	(64,059,000)	(169,000)	(3,968,000)	58,385,000	(9,811,000)

Loss before income taxes and extraordinary item	(71,395,000)	(23,341,000)	(39,208,000)	65,172,000	(68,772,000)
Income tax expense	(4,325,000)	(641,000)	(1,982,000)	—	(6,948,000)
Extraordinary item, net of tax	—	—	—	—	—

Net loss	(75,720,000)	(23,982,000)	(41,190,000)	65,172,000	(75,720,000)
Other comprehensive loss — foreign currency translation, net of tax	(2,915,000)	—	(2,915,000)	2,915,000	(2,915,000)

Comprehensive loss	$(78,635,000)	(23,982,000)	(44,105,000)	68,087,000	(78,635,000)

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 31, 2001 and 2002

(e)  Consolidating condensed statement of operations and comprehensive income (loss) information for the year ended May 31, 2002 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Net sales	$—	35,689,000	45,413,000	(911,000)	80,191,000
Cost of sales	—	28,942,000	39,730,000	(911,000)	67,761,000

Gross profit	—	6,747,000	5,683,000	—	12,430,000
Operating expenses	6,373,000	10,021,000	3,637,000	(4,337,000)	15,694,000

Income (loss) from operations	(6,373,000)	(3,274,000)	2,046,000	4,337,000	(3,264,000)

Other income (expense):
Parent’s share of subsidiaries net loss	(2,314,000)	—	—	2,314,000	—
Interest expense	(12,502,000)	(1,567,000)	(1,228,000)	2,400,000	(12,897,000)
Other	5,396,000	1,476,000	38,000	(6,737,000)	173,000

Total other expense	(9,420,000)	(91,000)	(1,190,000)	(2,023,000)	(12,724,000)

Income (loss) before income taxes and extraordinary item	(15,793,000)	(3,365,000)	856,000	2,314,000	(15,988,000)
Income tax benefit (expense)	—	—	195,000	—	195,000
Extraordinary item, net of tax	20,318,000	—	—	—	20,318,000

Net income (loss)	4,525,000	(3,365,000)	1,051,000	2,314,000	4,525,000
Other comprehensive income (loss):
Foreign currency translation, net of tax	776,000	—	776,000	(776,000)	776,000

Comprehensive income (loss)	$5,301,000	(3,365,000)	1,827,000	1,538,000	5,301,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 31, 2001 and 2002

(f)  Consolidating condensed statement of cash flows information for the year ended May 31, 2000 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Cash flow from operating activities — net cash provided by (used in) operating activities	$(11,649,000)	1,510,000	(2,806,000)	7,738,000	(5,207,000)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(767,000)	(2,846,000)	(1,254,000)	—	(4,867,000)
Investment in and loans to subsidiaries	(1,311,000)	(39,000)	—	—	(1,350,000)
Other changes, net	2,263,000	21,000	85,000	(3,825,000)	(1,456,000)

Net cash provided by (used in) investing activities	185,000	(2,864,000)	(1,169,000)	(3,825,000)	(7,673,000)

Cash flow from financing activities:
Net borrowings (repayments) under line of credit	5,379,000	(161,000)	—	—	5,218,000
Payments on long-term debt and capital leases	(116,000)	(2,328,000)	(159,000)	—	(2,603,000)
Proceeds from sale of common stock, net	4,169,000	—	—	—	4,169,000
Other changes, net	50,000	3,863,000	50,000	(3,913,000)	50,000

Net cash provided by (used in) financing activities	9,482,000	1,374,000	(109,000)	(3,913,000)	6,834,000

Net change in cash and cash equivalents	(1,982,000)	20,000	(4,084,000)	—	(6,046,000)
Cash and cash equivalents at beginning of year	1,798,000	38,000	6,298,000	—	8,134,000
Effect of exchange rates on cash	—	—	66,000	—	66,000

Cash and cash equivalents at end of year	$(184,000)	58,000	2,280,000	—	2,154,000

Supplemental cash flow:
Noncash operating expenses related to:
Depreciation	$436,000	3,128,000	2,721,000	—	6,285,000
Amortization	—	475,000	981,000	—	1,456,000
Cash paid during the year for:
Interest	8,997,000	3,719,000	7,900,000	(11,053,000)	9,563,000
Income taxes	—	—	2,232,000	—	2,232,000
Noncash investing and financing activities — conversion of notes and accrued interest to common stock	11,457,000	—	—	—	11,457,000
Acquisition of subsidiaries Fair value of assets acquired and resulting goodwill, excluding cash	—	9,801,000	—	—	9,801,000
Liabilities assumed	—	5,814,000	—	—	5,814,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 31, 2001 and 2002

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

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 31, 2001 and 2002

(h)  Consolidating condensed statement of cash flows information for the year ended May 31, 2002 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Cash flow from operating activities — net cash provided by (used in) operating activities	$(5,037,000)	520,000	4,198,000	—	(319,000)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(249,000)	(382,000)	(2,072,000)	—	(2,703,000)
Investment in and loans to subsidiaries	(100,000)	532,000	—	—	432,000
Other changes, net	—	—	—	—	—

Net cash provided by (used in) investing activities	(349,000)	150,000	(2,072,000)	—	(2,271,000)

Cash flow from financing activities:
Payments on long-term debt and capital leases	(13,833,000)	(670,000)	(595,000)	—	(15,098,000)
Proceeds from long-term debt	20,832,000	—	—	—	20,832,000
Proceeds from sale of common stock, net	4,000	—	—	—	4,000
Direct costs of restructuring transaction	(1,948,000)	—	—	—	(1,948,000)

Net cash provided by (used in) financing activities	5,055,000	(670,000)	(595,000)	—	3,790,000

Net change in cash and cash equivalents	(331,000)	—	1,531,000	—	1,200,000
Cash and cash equivalents at beginning of year	1,134,000	3,000	2,958,000	—	4,095,000
Effect of exchange rates on cash	—	—	324,000	—	324,000

Cash and cash equivalents at end of year	$803,000	3,000	4,813,000	—	5,619,000

Supplemental cash flow:
Noncash operating expenses related to:
Depreciation	$587,000	1,748,000	1,967,000	—	4,302,000
Amortization	—	87,000	—	—	87,000
Cash paid during the year for:
Interest	3,521,000	1,868,000	1,529,000	(3,000,000)	3,918,000
Income taxes	—	—	713,000	—	713,000
Noncash investing and financing activities:
Sale of subsidiaries:
Fair value of assets sold	—	4,297,000	—	—	4,297,000
Liabilities relieved	—	(1,100,000)	—	—	(1,100,000)
Satisfaction of related long-term debt and transaction costs	—	(1,197,000)	—	—	(1,197,000)
Issuance of common stock in connection with troubled debt restructuring	137,000	—	—	—	137,000
Issuance of preferred stock in connection with troubled debt restructuring	18,715,000	—	—	—	18,715,000
Purchase of patent	—	950,000	—	—	950,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

     (i)  Inventory information at May 31 is as follows:

	2001	2002

Guarantor subsidiaries:
Raw materials	$3,594,000	2,796,000
Work in progress	4,045,000	3,122,000
Finished goods	6,687,000	5,331,000

	14,326,000	11,249,000

Non-guarantor subsidiaries:
Raw materials	1,438,000	1,131,000
Work in progress	6,945,000	6,963,000
Finished goods	285,000	263,000

	8,668,000	8,357,000

Total inventories	$22,994,000	19,606,000

ITEM 8A. SELECTED QUARTERLY FINANCIAL DATA

The following selected quarterly financial data presents selected historical financial data of the Company as of the quarterly periods ended, as indicated, and is derived from our unaudited consolidated quarterly financial statements. This data should be read in conjunction with our Consolidated Financial Statements and Notes thereto, the Independent Auditor’s Report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Independent Auditor’s Report contains an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements and the following selected quarterly financial data do not include any adjustments that might result from the outcome of that uncertainty. The report also states that the Company changed its method of accounting for goodwill and certain intangible assets during the year ended May 31, 2002.

	August 31,	November 30,	February 28,	May 31,	August 31,	November 30,	February 28,	May 31,
	2000	2000	2001	2001	2001	2001	2002	2002

	(in thousands, except per share data)
Net Sales	$27,643,000	27,437,000	27,068,000	27,140,000	23,429,000	21,579,000	18,322,000	16,861,000
Gross profit	4,922,000	3,086,000	(925,000)	1,157,000	5,075,000	3,299,000	3,617,000	439,000
Loss before extraordinary item	(2,252,000)	(4,943,000)	(40,341,000)	(28,184,000)	(2,044,000)	(5,912,000)	(3,602,000)	(4,235,000)
Net income (loss)	(2,252,000)	(4,943,000)	(40,341,000)	(28,184,000)	(2,044,000)	(5,912,000)	(3,602,000)	16,083,000
Loss before extraordinary item per share:
Basic	(0.07)	(0.14)	(1.32)	(0.73)	(0.05)	(0.15)	(0.09)	(0.05)
Diluted	(0.07)	(0.14)	(1.32)	(0.73)	(0.05)	(0.15)	(0.09)	(0.05)
Net income (loss) per share:
Basic	(0.07)	(0.14)	(1.32)	(0.73)	(0.05)	(0.15)	(0.09)	0.20
Diluted	(0.07)	(0.14)	(1.32)	(0.73)	(0.05)	(0.15)	(0.09)	0.20
Shares used in computation of income (loss) per share:
Basic	33,114,000	34,292,000	35,020,000	38,692,000	39,260,000	39,315,000	39,315,000	80,115,000
Diluted	33,114,000	34,292,000	35,020,000	38,692,000	39,260,000	39,315,000	39,315,000	80,115,000

During the quarter ended November 30, 2000, we recognized a $0.7 million impairment charge to reduce the carrying value of the equipment located at the Tacoma, Washington location of our former U.S. Aerospace Group’s Casting Division to its net estimated fair value. We also recognized a $320,000 non-cash charge for the loss on the sale of an unused building in Butler, New Jersey. Net proceeds from the sale of the building were approximately $660,000, versus a carrying amount of approximately $980,000.

During the quarter ended February 28, 2001, based upon preliminary and final offers to purchase Aeromet, we recognized a $25.0 million charge to reduce the $33.0 million carrying value of goodwill associated with Aeromet to estimated fair value. We also recognized an impairment charge of $3.5 million to reduce the value of property and equipment used at the Entiat, Washington location of our former U.S. Aerospace Group’s Casting Division to fair value. We recognized a non-cash charge of approximately $3.3 million to reduce the carrying value of goodwill and equipment used in the former U.S. Aerospace Group’s Engineering & Fabrication Division to estimated fair value. Finally, within the former

U.S. Electronics Group’s Display Division, we recognized a non-cash charge of approximately $0.6 million to reduce the carrying value of equipment used to produce low power relays to its fair value.

During the quarter ended May 31, 2001, based upon preliminary and final offers to purchase Aeromet, we recognized a additional $12.0 million charge to reduce the carrying value of goodwill and equipment associated with Aeromet to fair value. We also recognized an additional impairment charge of $2.0 million to reduce the value of property and equipment used at the Entiat, Washington location of our former U.S. Aerospace Group’s Casting Division to its estimated fair value and an additional impairment charge of $0.1 million to reduce the carrying value of the equipment located at the division’s Tacoma location to its estimated fair value. During the fourth quarter of fiscal 2001, we also completed our analysis of the value of certain other long-lived assets, including goodwill and patents. Based upon this analysis, we recognized additional impairment charges of approximately $1.0 million to reduce goodwill to estimated fair value, and approximately $0.3 million to reduce patents to estimated fair value.

During the quarter ended November 30, 2001, we recognized a $0.6 million charge to reduce the $0.6 million carrying value of certain equipment used in our Display Division and Engineering & Fabrication Division to its fair value.

During the quarter ended May 31, 2002, we realized an extraordinary gain on our troubled debt restructuring in the amount of $20.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

The Board of Directors of the Company consists of five directors, who were appointed by the holders of our Series C Preferred Stock (assuming the Series C Preferred Stock has been converted into common stock in the Automatic Conversion prior to the next annual meeting of shareholders) serve until their successors are elected at the next annual meeting of shareholders. They are:

Name	Age	Position with Company

Richard W. Detweiler	60	Director
Carl H. Goldsmith	36	Director
Matthew C. Kaufman	31	Director and Chairman
Philip Raygorodetsky	28	Director
Donald A. Wright	50	Director, Chief Executive Officer and President

Richard W. Detweiler. Mr. Detweiler has been a director of the Company since March 19, 2002. Mr. Detweiler has been, since 1996, Managing Director and part owner of Carlisle Enterprises, LLC, a private equity investment firm. Prior to that, Mr. Detweiler was Chairman and CEO of Precision Aerotech, Inc., a publicly traded diversified manufacturing firm, and had general management responsibilities for subsidiaries of Caterpillar Inc., Sundstrand Corporation, and Navistar International Corporation. Mr. Detweiler started his career in finance and served as Chief Financial Officer for Caterpillar’s Solar Turbines subsidiary. He is currently a director of Treesource Industries, Inc. and RBX Corporation.

Carl H. Goldsmith. Mr. Goldsmith has been a director of the Company since March 19, 2002. Mr. Goldsmith is a Managing Director of M.W. Post Advisory Group, LLC (“M.W. Post”), which he joined in 1994. M.W. Post owns approximately 27% of the Company’s common stock on a fully-diluted basis. Prior to 1994, Mr. Goldsmith was an employee of PricewaterhouseCoopers LLP, where he worked on a wide range of assignments in the Valuation and Corporate Recovery departments. He is a director of Imperial Technology, Inc.

Matthew C. Kaufman. Mr. Kaufman has been a director and Chairman of the Board of the Company since March 19, 2002. Mr. Kaufman is a Managing Director with GSC Partners, which he joined in 1997. GSC Partners is an affiliate of GSCP Recovery, Inc. and GSC Recovery II, L.P., which together own approximately 53% of the Company’s common stock on a fully-diluted basis. From 1996 to 1997, Mr. Kaufman was Director of Corporate Finance with NextWave Telecom, Inc. Prior to that, he was with The Blackstone Group, in the Merchant Banking and Mergers & Acquisitions departments. He is a director of Day International Group, Inc., Waddington North America, Inc., Globecom Interactive, Inc., and Woods Equipment Company.

Philip Raygorodetsky. Mr. Raygorodetsky has been a director of the Company since June 1, 2002. Mr. Raygorodetsky is a Vice President with GSC Partners, which he joined in 1997. GSC Partners is an affiliate of GSCP Recovery, Inc. and GSC Recovery II, L.P., which together own approximately 53% of the Company’s common stock on a fully-diluted basis. Mr. Raygorodetsky was previously with Salomon Smith Barney Inc. in the Health Care Group. Prior to joining Salomon Smith Barney Inc., Mr. Raygorodetsky worked at Andersen Consulting. He is a director of Worldtex, Inc.

Donald A. Wright. Mr. Wright has been the Chief Executive Officer and President of the Company since February 1995 and of its predecessors since 1990. Mr. Wright was the Chairman of the Board from 1995 to March 2002. Mr. Wright is also an officer and director of each of the Company’s operating subsidiaries.

Tenure

Directors of the Company hold office until the next annual meeting of the Company’s shareholders and until their successors have been elected and duly qualified. Pursuant to the terms of the Company’s restructuring, at each meeting of shareholders at which the term of office of any director nominated by a Noteholder expires, each such director will be nominated for election to another term as a director of the Company; provided, however, that if the Noteholder that nominated that director so specifies, or if such director declines or is unable to accept the nomination, another individual designated by that Noteholder will be nominated for election as a director of the Company.

EXECUTIVE OFFICERS

The following table sets forth information as of August 29, 2002, regarding the executive officers of the Company.

Name	Age	Position with Company

Donald A. Wright	50	Chief Executive Officer and President
Charles A. Miracle(1)	33	Vice President—Finance, Treasurer, Assistant Secretary, and Chief Financial Officer

(1)  Charles A. Miracle has been the Vice President Finance and Chief Financial Officer of the Company since January 2002. He has been Treasurer since August 2001 and was appointed Interim Chief Financial Officer of the Company in August 2001. Mr. Miracle was appointed as the Company’s Assistant Secretary in March 2002. Prior to his appointment as Treasurer and Interim Chief Financial Officer he was employed as Corporate Controller for the Company since April 1998. Mr. Miracle was previously employed with Cordell, Neher & Company, P.L.L.C, CPA’s from 1992 until 1998. Mr. Miracle is a certified public accountant.

Other Significant Employees

Lewis L. Wear, 61, has been President of Pacific Coast Technologies, Inc. since February 1996. He also has been Vice President of Ceramic Devices, Inc. since October 1997, President of Northwest Technical Industries, Inc. since April 8, 1997, President of Balo Precision Parts, Inc. since February 1998, and President of Electronic Specialty Corporation since October 1998. Prior to joining the Company, Mr. Wear was Vice President of Operations for Vacuum Atmospheres, a division of WEMS, Inc.

John B. Merritt, 50, has been Chief Executive Officer of Aeromet International PLC (“Aeromet”) since February 2002. Prior to his appointment as Chief Executive Officer, he served as Operations Director and Business Development Director of Aeromet since September 1999. Prior to joining Aeromet, Mr. Merritt served as Sales & Marketing Director for Hamble Group.

Tenure

The Board of Directors appoints the Company’s executive officers at the first meeting after each annual meeting of shareholders. Executive officers hold office at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year, and on written representations of the Company’s officers, directors, and principal shareholders (“Reporting Persons”) that no other reports were required, the Company believes that, during the fiscal year ended May 31, 2002, the Reporting Persons complied in all material respects with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth in summary form the compensation paid by the Company to the Chief Executive Officer and to the Company’s three most highly compensated executive officers (the “Named Executives”) for services in all capacities to the Company for the last three fiscal years:

		Annual	Long-Term
		Compensation	Compensation

			Securities
Name and Principal	Fiscal		Underlying	Other Annual
Position	Year	Salary($)	Options/SARs(#)(1)	Compensation($)

Donald A. Wright	2002	325,015	—	43,178	(8)
CEO and President	2001	335,809	75,000	7,316	(3)
	2000	292,008	450,000 (2)	5,800	(3)
Werner Hafelfinger(5)	2002	219,231	—	8,000	(9)
Former COO, V.P	2001	200,000	37,500	2,438	(4)
Operations	2000	175,000	100,000 (2)	2,500	(4)
Nick A. Gerde(6)	2002	155,714	—	8,000	(10)
Former CFO, V.P.Finance,	2001	150,000	37,500	2,438	(4)
Treasurer and Assistant	2000	140,000	100,000 (2)	2,500	(4)
Secretary
Sheryl A. Symonds(7)	2002	231,519	—	8,000	(11)
Former V.P	2001	190,473	37,500	—
Administration,	2000	176,364	100,000 (2)	—
General Counsel and Secretary

(1)	Represents options to purchase shares of common stock.

(2)	One-half of these options were granted in June 1999 with respect to fiscal 1999, and one-half were granted in May 2000 with respect to fiscal 2000.

(3)	Represents estimated value of the personal use of a Company vehicle and premiums on $2 million of key-man life insurance denoting Mr. Wright’s spouse as beneficiary.

(4)	Represents estimated value of the personal use of a Company vehicle.

(5)	Mr. Hafelfinger’s employment with the Company terminated on May 17, 2002.

(6)	Mr. Gerde’s employment with the Company terminated on August 15, 2001.

(7)	Mrs. Symonds employment with the Company terminated on February 28, 2002.

(8)	Represents (i) premiums on $2 million of key-man life insurance denoting Mr. Wright’s spouse as beneficiary and (ii) the issuance of 238,095 shares of common stock in lieu of a portion of Mr. Wright’s annual salary valued at $40,000 at the time of issuance.

(9)	Represents the issuance of 47,619 shares of common stock in lieu of a portion of Mr. Hafelfinger’s annual salary valued at $8,000 at the time of issuance.

(10)	Represents the issuance of 47,619 shares of common stock in lieu of a portion of Mr. Gerde’s annual salary valued at $8,000 at the time of issuance.

(11)	Represents the issuance of 47,619 shares of common stock in lieu of a portion of Ms. Symonds’ annual salary valued at $8,000 at the time of issuance.

Director Compensation

The Company has agreed to pay the reasonable expenses incurred by each of the members of the Board of Directors for participating in Board or committee meetings. In addition, the Company intends to pay Mr. Detweiler $25,000 for his services as a director during fiscal 2003. The Company also expects to grant Mr. Detweiler options to purchase shares of the Company’s common stock as compensation for serving on the Board of Directors after the Company’s proposed 2002 Stock Option Plan has been adopted. No other director receives compensation for serving as a member of the Company’s Board of Directors.

Aggregated Options and Fiscal Year-End Option Values

The following table summarizes the aggregate employee stock options and non-public warrants, and their market values at May 31, 2002, held by the Named Executives:

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at FY-end(#)		at FY-end($)(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Donald A. Wright	2,307,560	—	—	—
Werner Hafelfinger(2)	197,500	—	—	—
Nick A. Gerde	308,556	—	—	—
Sheryl A. Symonds	297,500	—	—	—

(1)	No options or warrants held by the Named Executives had exercise prices of less than $0.07 per share, the closing price of the common stock on May 31, 2002.

(2)	Includes options to purchase 10,000 shares granted to Mr. Hafelfinger in October 1998 under the Amended and Restated Independent Director Stock Plan, when Mr. Hafelfinger was a non-employee director of the Company.

Employment Agreements

Donald A. Wright’s employment agreement provides for an annual base salary of $265,000, with annual increases of 5% of his base annual salary. If Mr. Wright is terminated without cause, or if he resigns with good reason, as those terms are defined in his employment agreement, the Company will be required to make severance payments to him. In addition, the Company and Mr. Wright have agreed that Mr. Wright will be granted new stock options under the 2002 Stock Option Plan once it has been adopted.

On May 17, 2002, Werner Hafelfinger, who had served as Vice President-Operations and Chief Operating Officer, left his employment with the Company. In accordance with the severance and termination letter executed by Mr. Hafelfinger and the Company, Mr. Hafelfinger is receiving severance pay of $210,000, equivalent to one year of his salary, payable on regular payroll days over a 12-month period. Mr. Hafelfinger is also receiving medical benefits for one year.

On February 28, 2002, Sheryl A. Symonds, who had served as Vice President-Administration and General Counsel of the Company, left her employment with the Company. In accordance with a separation letter executed by Ms. Symonds and the Company, Ms. Symonds is receiving severance pay of $205,710, equivalent to one year of her salary, payable on regular payroll days over a 12-month period. Ms. Symonds is also receiving medical benefits for one year.

On August 15, 2001, Nick Gerde, who had served as Vice President — Finance of the Company, as well as Treasurer and Assistant Secretary, left his employment with the Company. In accordance with a separation letter executed by Mr. Gerde and the Company, Mr. Gerde received severance pay of $150,000, equivalent to one year of his salary, payable on regular payroll days over a 12-month period. Mr. Gerde also received medical benefits through August 2002.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee (the “Committee”) is composed of Messrs. Kaufman and Raygorodetsky, neither of whom are or have been employees of the Company. Messrs. Kaufman and Raygorodetsky are employees of GSC Partners, which owns, through certain of its affiliates, approximately 53% of the Company’s common stock on a fully-diluted basis.

Board Compensation Committee Report on Executive Compensation

The Committee. No member of the Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. From time to time officers of the Company attend meetings of the Committee. However, no officer participates in discussions or deliberations regarding his or her own compensation.

Responsibilities of the Committee. The Committee’s purpose is to provide a compensation environment that will support and assist in fulfilling the corporate mission and purpose. The Committee is responsible for developing and making recommendations to the Board with respect to the Company’s compensation policies, reviewing the performance of the Company’s Chief Executive Officer, and determining the level of compensation to be paid to executive officers and certain other key employees of the Company. The Committee also administers the Company’s Amended and Restated Independent Director Stock Plan, the Restated Stock Incentive Plan and the 1999 Stock Incentive Plan (the “Stock Incentive Plans”). In connection with the Exchange, the Company agreed to issue no new awards under any of the Stock Incentive Plans. However, the Company currently intends to adopt a new stock option plan (the “2002 Stock Option Plan”) at the next meeting of the Board. The Committee will determine stock option grants to executive officers and key employees under the Company’s proposed 2002 Stock Option Plan.

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

Compensation of the Chief Executive Officer. Based on a number of criteria, including relevant data from a third party compensation survey, the Committee believes that Mr. Wright’s contractual salary is at approximately the median in terms of base salary for chief executive officers of similarly situated Northwest manufacturing companies.

Annual Salaries. The annual salary for Mr. Wright is set pursuant to the terms of a new employment agreement with Mr. Wright entered into in connection with the Exchange. Annual salary under the new employment agreement is subject to increase on an annual basis in accordance with the terms of that agreement. The new employment agreement was approved by the full Board (including all members of the Committee) when it was first signed. From time to time, the Committee may elect to review the contract.

Adjustment to Annual Salaries for Fiscal 2002. During May 2001, after reviewing the Company’s financial performance and cash position, the Committee determined that the Named Executives should be requested to accept restricted common stock of the Company in lieu of some or all of their contractual salary increases for fiscal 2002. The amount of common stock granted in lieu of salary increases was calculated by dividing the cash compensation not received by the market value of a share of the Company’s common stock. The market value of the Company’s common stock was deemed to be the average of the closing price of the Company’s common stock on Nasdaq for the five trading days prior to issuance. Mr. Wright agreed to forego $50,000 in salary and received 238,095 shares of restricted common stock. Mr. Hafelfinger, Mr. Gerde, and Ms. Symonds each agreed to forego $8,000 in salary and each received 47,619 shares of restricted common stock.

Incentive Compensation Program. The Company has a management incentive compensation program that provides for the payment of cash bonuses to the executive officers and certain other senior managers upon attainment of certain goals. The purpose of the plan is to provide a direct financial incentive to achieve predetermined levels of Company performance. Under this program, the participants can earn a cash bonus of 10% of their annual salary upon achieving budgeted revenue and operating income levels for the year and an additional 5% upon exceeding budgeted revenue and operating income by 10%. The Committee did not consider any of the Named Executives for cash bonuses for fiscal 2002 because of the Company’s financial performance in fiscal 2002.

Long-Term Incentive Compensation. The Stock Incentive Plans are long-term incentive plans for executives, managers, and other employees of the Company. The objective of each of the plans is to align employee and shareholder long-term interests by creating a strong and direct link between compensation and shareholder value. The Stock Incentive Plans authorize the Board of Directors, or a committee of the Board, to award stock options to officers and other employees of the Company, as well as to directors and consultants, although the Company has agreed to issue no new awards under the Stock Incentive Plans after the date of the Exchange. The Committee will administer the Stock Incentive Plans and the 2002 Stock Option Plan (after its approval), and the grant of options to executive officers and key employees under the new 2002 Stock Option Plan. Stock options generally are granted at an exercise price not less than 100% of the fair market value of the Company’s common stock on the date of grant. The amount of stock option grants to an individual depends on the person’s level of responsibility in the Company and the person’s job performance. Stock options granted under the Stock Incentive Plans may contain vesting provisions. No stock options were granted during fiscal year 2002, although the Company has a commitment to issue to Donald A. Wright, the Company’s Chief Executive Officer, new stock options which will be exercisable for five percent (5%) of the Company’s common stock on a fully-diluted basis. The exercise price and other terms of Mr. Wright’s new options will be determined by the Committee at the time of the grant and will be designed to incentivize Mr. Wright’s performance as President and Chief Executive Officer. The new options are to vest over three years (1/3 on each anniversary from the date of the Exchange) and will be outstanding for ten years.

Deductibility. Section 162(m) of the Internal Revenue Code of 1986, as amended, limits to $1 million per person the amount that the Company may deduct for compensation paid to any of its most highly compensated officers unless the compensation is performance based. The levels of compensation paid by the Company have not exceeded this limit. Although it may be possible in any given year for option exercises to cause an officer’s total compensation for that year to exceed $1 million, the Committee believes that any options granted under the Stock Incentive Plan would meet the requirement of being performance-based and would therefore not be subject to the $1 million limit on deductibility.

PERFORMANCE GRAPH

The following graph shows a comparison of the cumulative total return on the Company’s common stock, the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 GICS Aerospace & Defense Sub-industry Index, a published industry index, for the period beginning May 31, 1997 and ending May 31, 2002. The graph assumes that $100 was invested on May 31, 1997, in the Company’s common stock, the S&P 500 Index and the industry index, and that all dividends were reinvested. The stock price information shown on the graph below is not necessarily indicative of future price performance. The Company had previously compared its performance to the S&P Aerospace & Defense Index. The change from the S&P Aerospace & Defense Index to the S&P Aerospace & Defense Sub-industry Index was a result of S&P restructuring their indices into the Global Industry Classification Standard.

Company /Index Name	5/31/97	5/31/98	5/31/99	5/31/00	5/31/01	5/31/02
Pacific Aerospace & Electronics, Inc.	100.00	200.33	55.23	40.85	6.86	1.96
S&P 500	100.00	128.59	153.47	167.47	148.04	125.80
S&P 500 GICS Aerospace & Defense Sub-industry Index	100.00	106.42	112.22	92.24	117.53	111.53

1999 Stock Incentive Plan

The Company’s shareholders adopted the Company’s 1999 Stock Incentive Plan (the “1999 Plan”) in October 1999. The Company had reserved for issuance under the 1999 Plan a maximum of 4,000,000 shares of common stock, subject to certain adjustments. The 1999 Plan provided that the plan administrator could award incentive stock options (“ISOs”) to key employees, and non-qualified stock options (“NSOs”), stock appreciation rights (“SARs”), stock and cash bonus awards, restricted stock, and performance units to employees and certain non-employees (other than non-employee directors) who had important relationships with the Company or its subsidiaries. The 1999 Plan specified that no person could receive options to purchase more than 1,000,000 shares in any one year. As of May 31, 2002, options to purchase an aggregate of 719,500 shares of common stock were outstanding under the 1999 Plan, 380,952 shares of restricted stock had been issued under the 1999 Plan. The Company has agreed, in connection with the Exchange, to issue no new awards under the 1999 Plan after March 19, 2002. Thus, no shares remain reserved for issuance of future grants under the 1999 Plan.

The 1999 Plan is administered by the Committee of the Board of Directors. At the times all awards were granted under the 1999 Plan, the plan was administered by the Company’s former Option Committee that was comprised of disinterested directors in accordance with Rule 16b-3 under the Exchange Act, and of outside directors under Section 162(m) of the Internal Revenue Code. Notwithstanding the foregoing, only the Board of Directors may amend or terminate the 1999 Plan. Unless terminated sooner by the Board of Directors, the 1999 Plan expires in July 2009. The 1999 Plan provides that, in general, a vested option would have to be exercised within three months after the optionee’s employment or service with the Company or a subsidiary terminates. However, options would be exercisable within 24 months following termination of employment because of retirement, disability, or death, and options would terminate automatically if an optionee were terminated for cause. Options, SARs, cash and stock bonus awards and performance units are nonassignable and nontransferable except by will or by the laws of descent and distribution at the time of the recipient’s death. On the date an ISO is granted, the aggregate fair market value of the common stock issuable under ISOs available for exercise during any calendar year, may not exceed $100,000. ISOs must expire ten years from the date of grant, and the exercise price must equal the fair market value of the underlying shares of common stock at the date of grant. ISOs may not be granted to employees holding more than 10% of the Company’s total voting power unless (a) the exercise price is at least 110% of the common stock’s fair market value on the date of grant, and (b) the option is not exercisable until five years after the date of grant.

Amended and Restated Stock Incentive Plan

The Company’s shareholders adopted the Company’s Amended and Restated Stock Incentive Plan (the “1996 Plan”) in October 1996. The Company had reserved for issuance under the 1996 Plan a maximum of 3,000,000 shares of common stock, subject to certain adjustments. As of May 31, 2002, options to purchase an aggregate of 3,144,448 shares of common stock had been granted under the 1996 Plan, of which options for 25,000 shares had been exercised, and options for 273,000 shares had been forfeited. The Company has agreed, in connection with the Exchange, to issue no new awards under the 1996 Plan after March 19, 2002. Thus, no shares remain reserved for issuance of future grants under the 1996 Plan. The terms and administration of the 1996 Plan are substantially similar to those of the 1999 Plan. The primary differences between the 1999 Plan and the 1996 Plan relate to the termination provisions for options. Under the 1996 Plan, options would expire 12 months after the termination of employment by reason of death or disability or within three months after termination for any other reason except for cause.

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

Under the Director Plan, as amended in 1998, each Independent Director was entitled to receive fully-vested, non-qualified options to purchase up to 2,500 shares of common stock upon election to the Board (the “Initial Award”). Each time an Independent Director was elected to the Board (or on the date of each annual shareholders’ meeting during terms longer than one year), each Independent Director received an option to purchase up to 10,000 shares of common stock (the “Annual Award”). However, the Company has agreed, in connection with the Exchange, to issue no awards under the Director Plan after March 19, 2002. Annual Awards vest in full on the first anniversary of grant (the “Vesting Period”) if the Independent Director has attended at least 75% of the regularly scheduled Board meetings during the Vesting Period. Otherwise the Annual Award is forfeited, unless the Board of Directors votes unanimously to waive or modify the vesting requirement.

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

At May 31, 2002, 32,559 shares of common stock had been issued under the Director Plan, and options to purchase an additional 139,137 shares of common stock had been granted, 10,000 of which were forfeited. No shares remain reserved for issuance of future grants under the Director Plan.

Employee Stock Purchase Plan

The Company’s shareholders adopted the Company’s 1997 Employee Stock Purchase Plan in October 1997 (the “Employee Stock Plan”). The Company has reserved for issuance under the Employee Stock Plan a maximum of 1,000,000 shares of common stock, subject to certain adjustments, for issuance to eligible employees of the Company and its subsidiaries. The Company pays all expenses relating to the Employee Stock Plan except expenses related to the resale of shares acquired by employees under the plan. The Employee Stock Plan is administered by the Compensation Committee of the Board of Directors. The plan administrator designated Salomon Smith Barney Inc. as the plan’s custodian to vote the shares pursuant to the participants’ instructions, keep the plan records, and provide periodic statements to participants.

The Company’s Board of Directors terminated the Employee Stock Plan on August 24, 2001. Between June 1, 2001 and August 24, 2001, approximately 83 employees participated in the Employee Stock Plan each month, purchasing stock at prices ranging between $0.1445 per share and $0.1800 per share. During fiscal 2002, a total of 100,679 shares of common stock were issued under the Employee Stock Plan, and a total of 692,409 shares had been issued since inception of the plan.

ITEM 12: SECURITIES OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS

The following table shows, to the best of the Company’s knowledge based on the records of the Company’s transfer agent and the Company’s records on issuances of shares, as adjusted to reflect changes in ownership documented in filings with the Commission made by certain shareholders and provided to the Company pursuant to Section 16 of the Exchange Act, and statements provided to the Company by certain shareholders, the common stock and Series C Preferred Stock owned as of August 15, 2002, by (1) each person known by the Company to own beneficially more than 5% of the outstanding common stock; (2) each of the Company’s current directors; (3) the Named Executives currently employed by the Company; and (4) all executive officers and the current directors of the Company as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the equity securities owned by them.

	Common Stock		Series C Preferred Stock

	Number of shares	Percent of	Number of shares	Percent of	Percent of
	beneficially owned(†)	Class(††)	beneficially owned(†)	Class	Voting Stock(†††)

Matthew C. Kaufman(1) GSCP Recovery, Inc. 500 Campus Drive, Suite 220 Florham Park, NJ 07932	2,644,656,383(2)	97.67%	541 shares (convertible into 2,617,001,472 shares of common stock)	53.78%	53.36%

Philip Raygorodetsky(1) GSCP Recovery, Inc. 500 Campus Drive, Suite 220 Florham Park, NJ 07932	2,644,656,383(2)	97.67%	541 shares (convertible into 2,617,001,472 shares of common stock)	53.78%	53.36%

Richard W. Detweiler Carlisle Enterprises, L.L.C. 7777 Fay Avenue, Suite 200 La Jolla, CA 92037	0	*	0	*	*

GSC Recovery II, L.P.(3) 500 Campus Drive, Suite 220 Florham Park, NJ 07932	2,644,656,383(2)	97.67%	541 shares (convertible into 2,617,001,472 shares of common stock)	53.78%	53.36%

GSCP Recovery, Inc.(3) 500 Campus Drive, Suite 220 Florham Park, NJ 07932	2,644,656,383(2)	97.67%	541 shares (convertible into 2,617,001,472 shares of common stock)	53.78%	53.36%

Carl H. Goldsmith(4) M.W. Post Advisory Group L.L.C. 1880 Century Park East, Suite 820 Los Angeles, CA 90067	1,323,486,097(5)	94.51%	270 shares (convertible into 1,309,646,538 shares of common stock)	26.92%	26.70%

M.W. Post Advisory Group L.L.C.(6) 1880 Century Park East, Suite 820 Los Angeles, CA 90067	1,323,486,097(5)	94.51%	270 shares (convertible into 1,309,646,538 shares of common stock)	26.92%	26.70%

	Common Stock		Series C Preferred Stock

	Number of shares	Percent of	Number of shares	Percent of	Percent of
	beneficially owned(†)	Class(††)	beneficially owned(†)	Class	Voting Stock(†††)

Alliance Capital Management, L.P.(7) 1345 Avenue of the Americas, 39th Floor New York, NY 10105	621,343,397(8)	88.67%	125 shares (convertible into 614,853,455 shares of common stock)	13.34%	13.24%

William E. Simon & Sons Special Situation Partners II, L.P.(9) 10990 Wilshire Blvd., Suite 500 Los Angeles, CA 90024	192,984,266(10)	68.51%	39 shares (convertible into 190,966,249 shares of common stock)	3.92%	3.89%

HBK Investments, L.P.(11) 300 Crescent Court, Suite 700 Dallas, TX 75201	56,087,635(12)	38.26%	4 shares (convertible into 22,534,017 shares of common stock)	*	*

DDJ Capital Management, LLC (13) 141 Linden St., #S-4 Wellesley, MA 02482	15,293,149(14)	*	0	*	*

Strong River Investments, Inc.(15) c/o Gonzales-Ruiz & Aleman (BVI) Limited Wickhams Cay 1, Vanterpool Plaza P.O. Box 873 Road Town, Tortolla — BVI	33,315,492(16)	*	0	*	*

Bay Harbor Investments Inc.(18) c/o Gonzales-Ruiz & Aleman (BVI) Limited Wickhams Cay 1, Vanterpool Plaza P.O. Box 873 Road Town, Tortolla — BVI	33,315,492(17)	*	0	*	*

Donald A. Wright c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	2,985,705(19)	*	0	*	*

Charles Miracle c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	11,121(20)	*	0	*	*

All executive officers and current directors as a group (6 persons)	44,491,295(21)	99.04%	807 shares (convertible into 3,926,648,010 shares of common stock)	80.70%	80.12%

*	Less than 1%.

(†)	Shares that a person has the right to acquire by exercise or conversion within 60 days of the date as shown above are treated as outstanding for determining the amount and percentage of common stock owned by such person, but are not deemed to be outstanding as to any other person or group.

(††)	This figure represents the beneficial ownership percentage of each party assuming that no other party converts its convertible securities of the Company, as required by the Commission. However, the percentages presented under this heading overstate actual ownership significantly because the terms of the Series C Preferred Stock require that all shares thereof be converted at the same time. The actual beneficial ownership percentage of each party owning Series C Preferred Stock (assuming conversion of the entirety of Series C Preferred Stock at the same time) is set forth in the column entitled “Percent of Voting Stock.”

(†††)	Because the terms of the Series C Preferred Stock require that all of such shares be converted at the same time, this column represents the beneficial ownership percentage of each entity assuming (i) that the Series C Preferred Stock converts in full at the same time, and (ii) that no other exercisable or convertible securities are exercised or converted.

(1)	Mr. Kaufman is an officer and Mr. Raygorodetsky is an employee of GSCP Recovery, Inc. and GSC Recovery II, L.P. and each may be deemed to share voting and investment power with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P. Messrs. Kaufman and Raygorodetsky disclaim beneficial ownership with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P.

(2)	Includes (a) 27,654,911 shares of common stock of which 8,072,070 shares are owned of record by GSC Recovery II, L.P. and 19,582,841 shares are owned of record by GSCP Recovery, Inc.; and (b) 541 shares of Series C Preferred Stock convertible into 2,617,001,472 shares of common stock, of which 158 shares of Series C Preferred Stock are owned of record by GSC Recovery II, L.P. and 583 shares of Series C Preferred Stock are owned of record by GSCP Recovery, Inc.

(3)	Each of GSC Recovery II GP, L.P., GSC RII, L.L.C., GSCP (NJ) Holdings, L.P., GSCP (NJ), Inc., Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Street Employees Fund, L.P., Greenwich Fund, L.P., TRV Executive Fund, L.P., Greenwich Street Investments II, L.L.C. and GSCP (NJ), L.P., as affiliated entities, may be deemed to have shared voting and investment power with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P. Each of Keith W. Abell, Alfred C. Eckert III, Robert A. Hamwee, Richard M. Hayden, Thomas V. Inglesby, Matthew C. Kaufman, Sanjay H. Patel and Christine K. Vanden Beukel, as managing members of GSCP (NJ), Inc., may be deemed to have shared voting and investment power with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P. Each of Keith W. Abell, Alfred C. Eckert III, Robert A. Hamwee, Richard M. Hayden, Thomas V. Inglesby, Matthew C. Kaufman, Sanjay H. Patel and Christine K. Vanden Beukel, disclaims beneficial ownership with respect to the shares hold by GSCP Recovery, Inc. and GSC Recovery II, L.P.

(4)	Mr. Goldsmith is a managing director of M.W. Post Advisory Group, L.L.C. (“M.W. Post”) and may be deemed to share voting and investment power with respect to the shares held by M.W. Post. Mr. Goldsmith disclaims beneficial ownership with respect to the shares of the Company held by M.W. Post.

(5)	Includes (a) 13,839,559 shares of common stock and (b) 270 shares of Series C Preferred Stock convertible into 1,309,646,538 shares of common stock.

(6)	Carl H. Goldsmith may be deemed to have shared voting and investment power with respect to the shares held by M.W. Post as a managing director of M.W. Post.

(7)	Alliance Capital Management, L.P. may be deemed to have investment power over the shares held on behalf of Nikko Alliance Compass Fund A, Alliance Capital Management Global Investments — U.S. High Yield Fund, The Alliance High Yield Fund, CGCM High Yield Investments and The Equitable Life Assurance Society of the United States. Alliance Capital Management, L.P. may be deemed to have voting power with respect to the shares held on behalf of Alliance Capital Management Global Investments — U.S. High Yield Fund, The Alliance High Yield Fund and CGCM High Yield Investments. Each of Nikko Alliance Compass Fund A and The Equitable Life Assurance Society of the United State may be deemed to have voting power with respect to the shares held on their behalf by Alliance Capital Management, L.P.

(8)	Includes (a) 6,489,942 shares of common stock and (b) 125 shares of Series C Preferred Stock convertible into 614,853,455 shares of common stock.

(9)	Each of William E. Simon & Sons Special Situations II, L.L.C. and WESKIDS III, LLC, as affiliated entities, may be deemed to have shared voting and investment power with respect to the shares held by William E. Simon & Sons Special Situation Partners II, L.P.

(10)	Includes (a) 2,018,017 shares of common stock and (b) 39 shares of Series C Preferred Stock convertible into 190,966,249 shares of common stock.

(11)	Each of Harlan B. Korenvaes, Kenneth M. Hirsh, Laurence H. Lebowitz, William E. Rose, Richard L. Booth, David C. Haley and Jamiel A. Akhtar may be deemed to have voting and investment control over such securities as the members of HBK Management LLC, the general partner of HBK Partners II L.P., which is the general partner of HBK Investments L.P.

(12)	Includes (a) 238,126 shares of common stock, (b) 4 shares of Series C Preferred Stock convertible into 22,534,017 shares of common stock, and (c) warrants issued to Bay Harbor Investments Inc. which are exercisable for 33,315,492 shares of common stock (HBK Investments L.P. has voting and investment control over the securities of Bay Harbor Investments Inc. pursuant to a management agreement).

(13)	Each of B III Capital Partners, L.P., DDJ Capital III, LLC, B II-A Capital Partners, L.P. and GP III-A, LLC, as affiliates of DDJ Capital Management, LLC, may be deemed to have shared voting and investment power over the shares held by DDJ Capital Management, LLC.

(14)	This figure represents warrants that originally provided for the purchase of 4,036,978 shares of common stock at an exercise price of $0.001 per share are held by affiliates of DDJ Capital Management, LLC, as follows: B III Capital Partners, L.P. — 1,883,923 shares;

DDJ Canadian High Yield Fund — 538,263 shares; B III-A Capital Partners, L.P. — 807,396 shares; State Street Bank & Trust, Custodian — 807,396 shares. The Exchange, however, triggered an anti-dilution adjustment under each of the warrants listed above in this footnote, increasing the number of shares of common stock receivable upon exercise of these warrants to an aggregate of 15,293,149 shares. The exercise price of each of the warrants remains at $0.001 per share, the par value of the common stock.

(15)	Cavallo Capital Corp., may be deemed to have shared voting and investment power over the shares held by Strong River Investments, Inc.

(16)	Represents shares issuable upon exercise of a warrant issued to Strong River Investments, Inc. that originally provided for the purchase of 192,500 shares of common stock at an exercise price of $2.01 per share. The Exchange, however, triggered an anti-dilution adjustment under the warrant, increasing the number of shares of common stock receivable upon exercise of the warrant to an aggregate amount of 33,315,492. The exercise price of the warrant was adjusted downward to equal the per share purchase price of the equity securities issued in the Exchange.

(17)	Represents shares issuable upon exercise of a warrant issued to Bay Harbor Investments, Inc. that originally provided for the purchase of 192,500 shares of common stock at an exercise price of $2.01 per share. The Exchange, however, triggered an anti-dilution adjustment under the warrant, increasing the number of shares of common stock receivable upon exercise of the warrant to an aggregate amount of 33,315,492. The exercise price of the warrant was adjusted downward to equal the per share purchase price of the equity securities issued in the Exchange.

(18)	HBK Investments L.P. has voting and investment control over the securities of Bay Harbor Investments Inc. pursuant to a management agreement. Each of Harlan B. Korenvaes, Kenneth M. Hirsh, Laurence H. Lebowitz, William E. Rose, Richard L. Booth, David C. Haley and Jamiel A. Akhtar may be deemed to have voting and investment control over such securities as the members of HBK Management LLC, the general partner of HBK Partners II L.P., which is the general partner of HBK Investments L.P.

(19)	Includes (a) 674,145 shares of common stock, (b) 4,000 shares issuable upon exercise of public warrants, (c) 100,000 shares issuable upon exercise of a private warrant and (d) 2,207,560 shares issuable upon exercise of vested stock options.

(20)	Includes (a) 3,621 shares of common stock and (b) 7,500 shares issuable upon exercise of vested stock options.

(21)	Includes (a) 42,172,235 shares of common stock, (b) 4,000 shares issuable upon exercise of public warrants, (c) 100,000 shares issuable upon exercise of a private warrant and (d) 2,215,060 shares issuable upon exercise of vested stock options.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Condominium. In November 1998, we entered into a Condominium Purchase and Sale Agreement (the “Condominium Agreement”) with Donald A. Wright, our Chief Executive Officer, President, and, at the time, Chairman of the Board. Pursuant to the Condominium Agreement, Mr. Wright agreed to purchase from the Company a residential condominium unit within our headquarters building for a total purchase price of $175,000. At the time the Condominium Agreement was executed, the condominium had not been completed. Upon completion, the condominium had a value higher than Mr. Wright’s purchase price. As a result, Mr. Wright requested that the purchase be rescinded. The Board of Directors agreed to rescind the purchase, but amended Mr. Wright’s employment agreement to require Mr. Wright to reside in the condominium unit. Mr. Wright pays rent on the condominium unit of $750.00 per month. In addition, the Board of Directors approved an option to purchase, which grants to Mr. Wright the right to purchase the condominium unit. The option became exercisable February 1, 2000. The purchase price to exercise the option to purchase is $250,000. The option terminates ten business days after Mr. Wright’s employment relationship with the Company ceases for any reason other than death.

NCESD Lease. In August 2001, we entered into a lease agreement with North Central Educational Services District (the “NCESD”), pursuant to which the NCESD leased the second floor of our Wenatchee headquarters building from the Company for $6,183 per month for a term of 24 months. In authorizing the lease, the Board of Directors determined that the lease was made for fair market value. Gene C. Sharratt, a director of the Company at the time the lease was negotiated, was Superintendent of the NCESD.

Potential Conflict of Interest. On March 25, 2002, certain affiliates of GSCP Recovery, Inc. and GSC Recovery II, L.P. purchased all of the New Senior Notes for approximately $22.0 million in gross proceeds. In addition, GSCP Recovery, Inc. and GSC Recovery II, L.P. acquired an aggregate of approximately 53% of the Company’s common stock on a fully-diluted basis in exchange for the Subordinated Notes as part of the Company’s restructuring. As a result of their stock ownership, GSCP Recovery, Inc. and GSC Recovery II, L.P. have the ability to elect a majority of the Board of Directors of the Company. In addition, GSC Recovery II, L.P. and certain of its affiliates, GSC Recovery IIA, L.P., GSC Partners CDO Fund, Limited and GSC Partners CDO Fund II, Limited, together own the Company’s New Senior Notes. The New Senior Notes contain restrictive covenants and default protections that effectively allow GSC Recovery II, L.P. and their affiliates to influence or restrict the ability of the Company to engage in various transactions, including mergers, consolidations, and the sale of substantially all of the Company’s assets.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements are included in this Annual Report on Form 10-K:

     Independent Auditors’ Report dated August 23, 2002

     Consolidated Balance Sheets as of May 31, 2001 and 2002

     Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended May 31, 2000, 2001 and 2002

     Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended May 31, 2000, 2001 and 2002

     Consolidated Statements of Cash Flows for the years ended May 31, 2000, 2001 and 2002

     Notes to Consolidated Financial Statements

(a)(2) Financial Schedules

All financial schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.2	Closing Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.3	Asset Purchase Agreement between MCE Technologies Incorporated and Skagit Engineering & Manufacturing, Inc., dated May 4, 2001.(43)
2.4	Agreement for Purchase and Sale of Assets between Teledyne Technologies Incorporated and Electronic Specialty Corporation, dated February 21, 2001.(43)
3.1	Articles of Incorporation of Pacific Aerospace & Electronics, Inc.(6)
3.2	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected.(8)
3.3	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock.(20)
3.4	Bylaws of Pacific Aerospace & Electronics, Inc., as amended.(35)
3.5	Articles of Amendment of Pacific Aerospace & Electronics, Inc. filed March 19, 2002.(44)
3.6	Designation of Rights and Preferences for Series C Voting Convertible Preferred Stock of Pacific Aerospace and Electronics, Inc.(44)
4.1	Form of specimen certificate for common stock.(6)
4.2	Form of specimen certificate for public warrants.(6)
4.3	Form of specimen certificate for the Series A Convertible Preferred Stock.(8)
4.4	Form of specimen certificate for the Series B Convertible Preferred Stock.(20)
4.5	Form of common stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998.(20)
4.6	Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1,

Exhibit
Number	Description

1996.(4)
4.7	Amendment No. 1, dated as of May 26, 2000, to the Warrant Agreement, dated as of July 1, 1996, between Pacific Aerospace & Electronics, Inc., as successor to PCT Holdings, Inc., and Interwest Transfer Co., Inc.(32)
4.8	Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(10)
4.9	Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(10)
4.10	Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996.(10)
4.11	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997.(9)
4.12	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997.(9)
4.13	Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company’s Series B Convertible Preferred Stock.(20)
4.14	Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)
4.15	Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(18)
4.16	Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)
4.17	Form of Global Note by Pacific Aerospace & Electronics, Inc.(18)
4.18	Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc.(25)
4.19	Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.20	Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.21	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.22	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.23	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.24	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.25	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.26	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.27	Letter agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc.

Exhibit
Number	Description

and Bay Harbor Investments, Inc., dated as of February 15, 2001.(40)
4.28	Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000.(34)
4.29	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.30	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.31	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.32	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.33	Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)
4.34	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated March 1, 2001, in the amount of $6,459,361.00.(41)
4.35	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00.(41)
4.36	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00.(41)
4.37	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00.(41)
4.38	Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)
4.39	Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc.,

Exhibit
Number	Description

Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)
4.40	Pledge Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., PA&E International, Inc., Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)
4.41	Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001.(41)
4.42	Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of common stock.(41)
4.43	Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of common stock.(41)
4.44	Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of common stock.(41)
4.45	Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of common stock.(41)
4.46	Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001.(41)
4.47	Warrant Agreement by and among Pacific Aerospace & Electronics, Inc. and First Albany Corporation, dated April 9, 2001.(43)
4.48	Warrant Certificate, dated April 9, 2001, issued to First Albany Corporation, exercisable for 692,074 shares of common stock.(43)
4.49	Indenture dated as of March 19, 2002 among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International Inc., Seismic Safety Products, Inc. and Skagit Engineering and Manufacturing, Inc., each as guarantors, and U.S. Bank National Association as Trustee.(44)
4.50	5.0% Senior Secured Note due May 1, 2007.(44)
4.51	Subsidiary Guaranty Agreement dated March 25, 2002, executed by Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., and Skagit Engineering & Manufacturing, Inc., in favor of the holders of 5% senior secured notes due 2007 and First Union National Bank, as Collateral Agent.(44)
4.52	Security Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., and First Union National Bank, as Collateral Agent.(44)
4.53	Stock Pledge Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., PA&E International, Inc. and First Union National Bank, as collateral agent.(44)
4.54	Exchange Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc.,

Exhibit
Number	Description

Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. and certain holders of the Company’s 111/4% Senior Subordinated Notes due 2005, dated as of March 19, 2002.(44)
4.55	Global 10% Senior Subordinated Pay-In-Kind Note due 2007.(44)
4.56	Subsidiary Guarantee dated March 19, 2002 executed by Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. in favor of the holders of 10% Senior Subordinated Pay-In-Kind Notes due 2007.(44)
4.57	Conversion Adjustment Agreement dated as of March 19, 2002, by and among Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., GSC Recovery II, L.P., Alliance Capital Management L.P., M.W. Post Advisory Group L.L.C., William E. Simon & Sons Special Situation Partners II, L.P. and HBK Master Fund L.P.(44)
10.1	Amended and Restated Stock Incentive Plan.(5)
10.2	Amendment No. 1 to the Amended and Restated Stock Incentive Plan.(19)
10.3	Amended and Restated Independent Director Stock Plan.(21)
10.4	1999 Stock Incentive Plan(30)
10.5	1997 Employee Stock Purchase Plan.(11)
10.6	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)
10.7	Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.8	Amendment No. 2 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(43)
10.9	Employment Agreement between Pacific Aerospace & Electronics, Inc. and Donald A. Wright dated March 19, 2002.(44)
10.10	Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger.(27)
10.11	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger(43)
10.12	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)
10.13	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(43)
10.14	Separation Letter dated August 15, 2001 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde.(43)
10.15	Waiver and Release dated August 17, 2001 from Nick A. Gerde to Pacific Aerospace & Electronics, Inc.(43)
10.16	Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)
10.17	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(43)
10.18	Incentive Compensation Program.(35)
10.19	Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.20	Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.21	Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)

Exhibit
Number	Description

10.22	Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.23	Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)
10.24	Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.25	Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(22)
10.26	Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association(29)
10.27	Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(35)
10.28	Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.29	Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.30	Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.31	Modification and/or Extension Agreement dated February 7, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(39)
10.32	Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of Key Bank Washington.(43)
10.33	Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)
10.34	Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S. Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.35	Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.36	Escrow Note in the original principal amount of $160,000.00, from U.S. Castings, LLC and USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.37	U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.38	First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.39	USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.40	First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.41	General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(31)
10.42	Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(1)(31)
10.43	Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.44	Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(27)
10.45	Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(37)
10.46	Rescission and Termination Agreement, dated July 31, 2001, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(43)
10.47	Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren’s Education Trust.(37)

Exhibit
Number	Description

10.48	Consent executed by KeyBank National Association in favor of the Company and Pacific Coast Technologies, Inc. dated as of March 18, 2002.(44)
10.49	Forbearance Agreement executed by KeyBank National Association in favor of the Company dated as of March 15, 2002.(44)
10.50	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Headquarters building— 430 Olds Station Road).(44)
10.51	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Bonded Metals Division— 2249 Diamond Point Road, Sequim WA).(44)
10.52	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Cashmere Warehouse— 209 Mission Street, Cashmere, WA).(44)
10.53	Note Purchase Agreement by and among Pacific Aerospace & Electronics, Inc., the Initial Purchaser and First Union National Bank dated as of March 19, 2002.(44)
21.1	List of Subsidiaries(45)
23.1	Consent of KPMG LLP(45)

(1)	Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1995.

(3)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on June 19, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1996.

(5)	Incorporated by reference to the Company’s Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.

(7)	Incorporated by reference to the Company’s Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 11, 1997.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.

(12)	Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on December 3, 1997.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on May 1, 1998.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 10, 1998.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 1998.

(19)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 7, 1997.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 1998.

(21)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1998.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 30, 1998.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.

(25)	Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.

(26)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 30, 1999.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.

(30)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1999.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2000.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2000.

(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 28, 2000.

(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.

(36)	Incorporated by reference to the first amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on October 13, 2000.

(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.

(38)	Incorporated by reference to the second amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on January 18, 2001.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2001.

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2001.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2001.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2001.

(43)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, as filed on August 27, 2001.

(44)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(45)	Filed with this report.

(b)  Reports on Form 8-K. Current reports filed during the last quarter of fiscal 2002 were as follows:

     (i)  The Company filed a Current Report on Form 8-K on March 27, 2002, reporting the issuance of a press release relating to the completion of the exchange transaction whereby 100% of the holders of the Company’s 11 1/4% senior subordinated notes exchanged their notes for common stock, preferred stock and new 10% senior subordinated pay-in-kind notes of the Company and the entering by the Company into a new five-year senior secured loan in the principal amount of $36 million which provided proceeds to the Company of $22 million on March 26, 2002.

     (ii)  The Company filed a Current Report on Form 8-K on April 3, 2002, reporting the a change of control event in the Company pursuant to the completion of the exchange transaction on March 19, 2002.

     (iii)  The Company filed a Current Report on Form 8-K on April 24, 2002, reporting a change in the Company’s certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Date: September 10, 2002

PACIFIC AEROSPACE & ELECTRONICS, INC.

By	/s/ DONALD A. WRIGHT
DONALD A. WRIGHT President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on September 10, 2002.

Signatures	Title

/s/ DONALD A. WRIGHT DONALD A. WRIGHT	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES A. MIRACLE CHARLES A. MIRACLE	Vice President Finance, Treasurer, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ MATTHEW C. KAUFMAN MATTHEW C. KAUFMAN	Director and Chairman of the Board

/s/ RICHARD W. DETWEILER RICHARD W. DETWEILER	Director

CARL H. GOLDSMITH	Director

/s/ PHILIP RAYGORODETSKY PHILIP RAYGORODETSKY	Director

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.2	Closing Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.3	Asset Purchase Agreement between MCE Technologies Incorporated and Skagit Engineering & Manufacturing, Inc., dated May 4, 2001.(43)
2.4	Agreement for Purchase and Sale of Assets between Teledyne Technologies Incorporated and Electronic Specialty Corporation, dated February 21, 2001.(43)
3.1	Articles of Incorporation of Pacific Aerospace & Electronics, Inc.(6)
3.2	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected.(8)
3.3	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock.(20)
3.4	Bylaws of Pacific Aerospace & Electronics, Inc., as amended.(35)
3.5	Articles of Amendment of Pacific Aerospace & Electronics, Inc. filed March 19, 2002.(44)
3.6	Designation of Rights and Preferences for Series C Voting Convertible Preferred Stock of Pacific Aerospace and Electronics, Inc.(44)
4.1	Form of specimen certificate for common stock.(6)
4.2	Form of specimen certificate for public warrants.(6)
4.3	Form of specimen certificate for the Series A Convertible Preferred Stock.(8)
4.4	Form of specimen certificate for the Series B Convertible Preferred Stock.(20)
4.5	Form of common stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998.(20)
4.6	Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1,

Exhibit
Number	Description

1996.(4)
4.7	Amendment No. 1, dated as of May 26, 2000, to the Warrant Agreement, dated as of July 1, 1996, between Pacific Aerospace & Electronics, Inc., as successor to PCT Holdings, Inc., and Interwest Transfer Co., Inc.(32)
4.8	Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(10)
4.9	Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(10)
4.10	Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996.(10)
4.11	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997.(9)
4.12	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997.(9)
4.13	Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company’s Series B Convertible Preferred Stock.(20)
4.14	Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)
4.15	Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(18)
4.16	Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)
4.17	Form of Global Note by Pacific Aerospace & Electronics, Inc.(18)
4.18	Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc.(25)
4.19	Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.20	Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.21	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.22	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.23	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.24	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.25	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.26	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.27	Letter agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc.

Exhibit
Number	Description

and Bay Harbor Investments, Inc., dated as of February 15, 2001.(40)
4.28	Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000.(34)
4.29	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.30	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.31	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.32	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.33	Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)
4.34	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated March 1, 2001, in the amount of $6,459,361.00.(41)
4.35	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00.(41)
4.36	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00.(41)
4.37	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00.(41)
4.38	Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)
4.39	Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc.,

Exhibit
Number	Description

Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)
4.40	Pledge Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., PA&E International, Inc., Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)
4.41	Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001.(41)
4.42	Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of common stock.(41)
4.43	Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of common stock.(41)
4.44	Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of common stock.(41)
4.45	Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of common stock.(41)
4.46	Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001.(41)
4.47	Warrant Agreement by and among Pacific Aerospace & Electronics, Inc. and First Albany Corporation, dated April 9, 2001.(43)
4.48	Warrant Certificate, dated April 9, 2001, issued to First Albany Corporation, exercisable for 692,074 shares of common stock.(43)
4.49	Indenture dated as of March 19, 2002 among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International Inc., Seismic Safety Products, Inc. and Skagit Engineering and Manufacturing, Inc., each as guarantors, and U.S. Bank National Association as Trustee.(44)
4.50	5.0% Senior Secured Note due May 1, 2007.(44)
4.51	Subsidiary Guaranty Agreement dated March 25, 2002, executed by Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., and Skagit Engineering & Manufacturing, Inc., in favor of the holders of 5% senior secured notes due 2007 and First Union National Bank, as Collateral Agent.(44)
4.52	Security Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., and First Union National Bank, as Collateral Agent.(44)
4.53	Stock Pledge Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., PA&E International, Inc. and First Union National Bank, as collateral agent.(44)
4.54	Exchange Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc.,

Exhibit
Number	Description

Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. and certain holders of the Company’s 11 1/4% Senior Subordinated Notes due 2005, dated as of March 19, 2002.(44)
4.55	Global 10% Senior Subordinated Pay-In-Kind Note due 2007.(44)
4.56	Subsidiary Guarantee dated March 19, 2002 executed by Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. in favor of the holders of 10% Senior Subordinated Pay-In-Kind Notes due 2007.(44)
4.57	Conversion Adjustment Agreement dated as of March 19, 2002, by and among Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., GSC Recovery II, L.P., Alliance Capital Management L.P., M.W. Post Advisory Group L.L.C., William E. Simon & Sons Special Situation Partners II, L.P. and HBK Master Fund L.P.(44)
10.1	Amended and Restated Stock Incentive Plan.(5)
10.2	Amendment No. 1 to the Amended and Restated Stock Incentive Plan.(19)
10.3	Amended and Restated Independent Director Stock Plan.(21)
10.4	1999 Stock Incentive Plan(30)
10.5	1997 Employee Stock Purchase Plan.(11)
10.6	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)
10.7	Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.8	Amendment No. 2 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(43)
10.9	Employment Agreement between Pacific Aerospace & Electronics, Inc. and Donald A. Wright dated March 19, 2002.(44)
10.10	Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger.(27)
10.11	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger(43)
10.12	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)
10.13	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(43)
10.14	Separation Letter dated August 15, 2001 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde.(43)
10.15	Waiver and Release dated August 17, 2001 from Nick A. Gerde to Pacific Aerospace & Electronics, Inc.(43)
10.16	Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)
10.17	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(43)
10.18	Incentive Compensation Program.(35)
10.19	Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.20	Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.21	Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)

Exhibit
Number	Description

10.22	Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.23	Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)
10.24	Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.25	Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(22)
10.26	Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association(29)
10.27	Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(35)
10.28	Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.29	Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.30	Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.31	Modification and/or Extension Agreement dated February 7, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(39)
10.32	Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of Key Bank Washington.(43)
10.33	Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)
10.34	Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S. Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.35	Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.36	Escrow Note in the original principal amount of $160,000.00, from U.S. Castings, LLC and USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.37	U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.38	First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.39	USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.40	First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.41	General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(31)
10.42	Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(1)(31)
10.43	Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.44	Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(27)
10.45	Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(37)
10.46	Rescission and Termination Agreement, dated July 31, 2001, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(43)
10.47	Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren’s Education Trust.(37)

Exhibit
Number	Description

10.48	Consent executed by KeyBank National Association in favor of the Company and Pacific Coast Technologies, Inc. dated as of March 18, 2002.(44)
10.49	Forbearance Agreement executed by KeyBank National Association in favor of the Company dated as of March 15, 2002.(44)
10.50	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Headquarters building— 430 Olds Station Road).(44)
10.51	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Bonded Metals Division— 2249 Diamond Point Road, Sequim WA).(44)
10.52	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Cashmere Warehouse— 209 Mission Street, Cashmere, WA).(44)
10.53	Note Purchase Agreement by and among Pacific Aerospace & Electronics, Inc., the Initial Purchaser and First Union National Bank dated as of March 19, 2002.(44)
21.1	List of Subsidiaries(45)
23.1	Consent of KPMG LLP(45)

(1)	Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1995.

(3)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on June 19, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1996.

(5)	Incorporated by reference to the Company’s Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.

(7)	Incorporated by reference to the Company’s Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 11, 1997.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.

(12)	Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on December 3, 1997.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on May 1, 1998.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 10, 1998.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 1998.

(19)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 7, 1997.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 1998.

(21)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1998.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 30, 1998.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.

(25)	Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.

(26)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 30, 1999.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.

(30)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1999.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2000.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2000.

(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 28, 2000.

(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.

(36)	Incorporated by reference to the first amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on October 13, 2000.

(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.

(38)	Incorporated by reference to the second amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on January 18, 2001.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2001.

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2001.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2001.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2001.

(43)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, as filed on August 27, 2001.

(44)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(45)	Filed with this report.