Form 10-Q
period 2002-08-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2002-10-15
CIK 790023

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 4, 2002, there were 90,734,386 shares outstanding of the Company’s Common Stock, par value $0.001 per share.

PART 1
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets — August 31, 2002 and May 31, 2002

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) — First Quarters Ended August 31, 2002 and 2001.

Condensed Consolidated Statements of Cash Flow — First Quarters Ended August 31, 2002 and 2001

Management’s Statement and Notes to Unaudited Condensed Consolidated Financial Statements — First Quarter Ended August 31, 2002

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
August 31, 2002 and May 31, 2002
(Unaudited)

	August 31,	May 31,
	2002	2002

Assets
Current assets:
Cash	$3,342,000	5,619,000
Accounts receivable, net	12,543,000	12,226,000
Inventories	19,786,000	19,606,000
Deferred income taxes	125,000	118,000
Prepaid expense and other current assets	1,871,000	463,000

Total current assets	37,667,000	38,032,000

Property, plant and equipment, net	23,055,000	23,315,000

Other assets:
Goodwill, net	351,000	351,000
Patents, net	1,567,000	1,598,000
Deferred financing costs, net	1,095,000	1,147,000
Other assets	202,000	226,000

Total other assets	3,215,000	3,322,000

	$63,937,000	64,669,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,700,000	8,065,000
Accrued liabilities	2,631,000	4,254,000
Accrued interest	600,000	150,000
Current portion of long-term debt	675,000	799,000
Current portion of capital lease obligations	193,000	184,000

Total current liabilities	12,799,000	13,452,000
Long-term liabilities:
Long-term debt, net of current portion	25,062,000	24,831,000
Capital lease obligations, net of current portion	308,000	367,000
Senior subordinated notes payable	25,739,000	25,739,000
Deferred income taxes	922,000	872,000
Deferred rent and other	301,000	301,000

Total liabilities	65,131,000	65,562,000

Series C convertible preferred stock	18,715,000	18,715,000

Stockholders’ equity (deficit):
Common stock	91,000	91,000
Additional paid-in capital	87,070,000	87,070,000
Accumulated other comprehensive loss	(6,924,000)	(8,389,000)
Accumulated deficit	(100,146,000)	(98,380,000)

Total stockholders’ equity (deficit)	(19,909,000)	(19,608,000)

	$63,937,000	64,669,000

See accompanying notes to consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
First Quarters Ended August 31, 2002 and 2001
(Unaudited)

	Quarters Ended

	August 31,	August 31,
	2002	2001

Net sales	$16,056,000	23,429,000
Cost of sales	14,115,000	18,354,000

Gross profit	1,941,000	5,075,000
Operating expenses	3,007,000	3,718,000

Income (loss) from operations	(1,066,000)	1,357,000

Other income (expense):
Interest Income	26,000	8,000
Interest Expense	(972,000)	(3,105,000)
Other	12,000	58,000

Total other income (expense)	(934,000)	(3,039,000)

Net loss before income tax benefit (expense)	(2,000,000)	(1,682,000)
Income tax benefit (expense)	234,000	(362,000)

Net loss	(1,766,000)	(2,044,000)
Other comprehensive loss:
Foreign currency translation	1,465,000	582,000

Comprehensive loss	$(301,000)	(1,462,000)

Net loss per share
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)
Shares used in computation of net loss per share:
Basic	90,734,000	39,260,000
Diluted	90,734,000	39,260,000

See accompanying notes to consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
First Quarters Ended August 31, 2002 and 2001
(Unaudited)

	Quarters Ended

	August 31,	August 31,
	2002	2001

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$(1,975,000)	$1,398,000

Cash flow from investing activities:
Acquisition of property, plant and equipment	(248,000)	(878,000)
Proceeds from sale of property, plant and equipment	14,000	232,000

Net cash used in investing activities	(234,000)	(646,000)

Cash flow from financing activities:
Proceeds from long-term debt	—	38,000
Payments on long term debt and capital leases	(318,000)	(256,000)
Sale of common stock, net of issuance costs	—	68,000

Net cash provided by (used in) financing activities	(318,000)	(150,000)

Net increase (decrease) in cash	(2,527,000)	602,000
Effect of exchange rates on cash	250,000	125,000
Cash at beginning of period	5,619,000	4,095,000

Cash at end of period	$3,342,000	$4,822,000

See accompanying notes to consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
MANAGEMENT’S STATEMENT AND
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Ended August 31, 2002

Management’s Statement

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to fairly present information therein. All significant intercompany transactions have been eliminated in consolidation. These results have been determined on the basis of accounting principles generally accepted in the United States of America applied consistently with those used in the preparation of the Company’s annual financial statements.

Certain information and footnote disclosures normally included in audited annual financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2002.

The results of operations for the quarter ended August 31, 2002 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

(1) Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed on the basis of the weighted average number of common shares outstanding, using the “if-converted” method for convertible preferred stock, and for outstanding stock options and warrants, using the “treasury stock” method. As the Company had a net loss for the periods ended August 31, 2002 and 2001, basic and diluted net loss per share are the same.

The total number of anti-dilutive common stock equivalents related to options, warrants and convertible preferred stock as of August 31, 2002 and 2001 were 4,954,852,965 and 10,800,391, respectively. The Company, however, does not have enough common shares reserved for issuance to accommodate the full exercise of all of its outstanding options, warrants, and convertible stock at this time.

(2) Inventories

Components of inventories are as follows:

	August 31,	May 31,
	2002	2002

Raw materials	$3,525,000	$3,927,000
Work in progress	10,444,000	10,085,000
Finished goods	5,817,000	5,594,000

Total	$19,786,000	$19,606,000

(3) Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the three months ended August 31, 2002, cash used by operating activities was $1,975,000. The Company’s future success will depend heavily on its ability to generate cash from operating activities and to meet its obligations as they become due. The Company is focusing on initiatives that specifically address the need to increase cash provided by operating activities. These initiatives include, but are not limited to, staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls. In previous periods, the Company has also downsized, closed, or sold certain of its operations that had consistently produced negative cash flow. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional common stock or other securities, or sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash from operations, to sell additional common stock or other securities, or to sell its assets for amounts in excess of book value.

The Company’s ability to obtain additional cash if and when needed could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4) Segment Information and Concentration of Risk

The Company operates in two segments, U.S. Operations and European Operations. The Company’s chief operating decision maker, the Company’s chief executive officer, regularly reviews operating results, assesses performance and makes decisions about resources to be allocated at this level (U.S. Operations and European Operations) and not on any of the underlying divisions or business units that comprise these two segments. Presented below is the Company’s operational segment information. All operational segments identified as “U.S. Operations” and “Corporate” are located within the U.S. while the operations and assets of the “European Operations” segment are located within the United Kingdom. Identifiable assets are those assets used in the Company’s operations in each segment, and do not include advances or loans between the business segments. Corporate assets are identified below, and no allocations were necessary for assets used jointly by the segments. For ease of comparison, discontinued or sold business units within the operational segments have been separated and identified as “Discontinued Divisions.”

Three months ended August 31, 2002

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$6,754,000	9,302,000	—	—	16,056,000
Income (loss) from operations	985,000	(847,000)	—	(1,204,000)	(1,066,000)
Identifiable assets	24,853,000	32,323,000	—	6,761,000	63,937,000
Capital expenditures	88,000	160,000	—	—	248,000
Depreciation and amortization	400,000	490,000	—	126,000	1,016,000
Interest income	—	7,000	—	19,000	26,000
Interest expense	57,000	300,000	—	615,000	972,000

Three months ended August 31, 2001

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$9,661,000	12,800,000	968,000	—	23,429,000
Income (loss) from operations	2,613,000	1,151,000	(690,000)	(1,717,000)	1,357,000
Identifiable assets	26,888,000	35,065,000	2,237,000	12,906,000	77,096,000
Capital expenditures	72,000	713,000	—	93,000	878,000
Depreciation and amortization	456,000	490,000	55,000	146,000	1,147,000
Interest income	—	8,000	—	—	8,000
Interest expense	92,000	954,000	18,000	2,041,000	3,105,000

(5) Consolidating Condensed Financial Statements

The following financial statements present consolidating condensed financial information of the Company for the indicated periods. The Company’s senior subordinated notes have been guaranteed by all of the Company’s wholly owned U.S. subsidiaries. The guarantor subsidiaries have fully and unconditionally guaranteed this debt on a joint and several basis. This debt is not guaranteed by the Company’s foreign subsidiaries, which consist of Aeromet and two related holding companies. There are no significant contractual restrictions on the distribution of funds from the guarantor subsidiaries to the parent corporation. The consolidating condensed financial information is presented in lieu of separate financial statements and other disclosures of the guarantor subsidiaries, as management has determined that such information is not material to investors.

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Balance Sheet
August 31, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Cash and cash equivalents	$324,000	$3,000	$3,015,000	$—	$3,342,000
Accounts receivable, net	—	3,267,000	9,289,000	(13,000)	12,543,000
Inventories	—	11,200,000	8,586,000	—	19,786,000
Other	4,160,000	95,000	1,332,000	(3,591,000)	1,996,000

Total current assets	4,484,000	14,565,000	22,222,000	(3,604,000)	37,667,000
Property, plant and equipment, net	4,773,000	8,181,000	10,101,000	—	23,055,000
Other assets:
Goodwill	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	42,594,000	72,618,000	—	(115,212,000)	—
Other	1,095,000	1,769,000	—	—	2,864,000

Total other assets	43,689,000	74,738,000	—	(115,212,000)	3,215,000

Total assets	$52,946,000	$97,484,000	$32,323,000	$(118,816,000)	$63,937,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,012,000	$1,418,000	$4,283,000	$(13,000)	$8,700,000
Current portion of long-term debt	66,000	609,000	—	—	675,000
Other	1,193,000	1,142,000	4,680,000	(3,591,000)	3,424,000

Total current liabilities	4,271,000	3,169,000	8,963,000	(3,604,000)	12,799,000
Long-term liabilities:
Long-term debt, net of current portion	49,582,000	1,219,000	—	—	50,801,000
Intercompany note and loan payable	—	73,335,000	36,957,000	(110,292,000)	—
Other	287,000	322,000	922,000	—	1,531,000

Total long-term liabilities	49,869,000	74,876,000	37,879,000	(110,292,000)	52,332,000
Series C convertible preferred stock	18,715,000	—	—	—	18,715,000
Stockholders’ equity (deficit):
Common stock	91,000	56,139,000	33,709,000	(89,848,000)	91,000
Additional paid-in capital	87,070,000	—	—	—	87,070,000
Accumulated other comprehensive loss	(6,924,000)	—	(6,924,000)	6,924,000	(6,924,000)
Accumulated deficit	(100,146,000)	(36,700,000)	(41,304,000)	78,004,000	(100,146,000)

Total stockholders’ equity (deficit)	(19,909,000)	19,439,000	(14,519,000)	(4,920,000)	(19,909,000)

Total liabilities and stockholders’ equity (deficit)	$52,946,000	$97,484,000	$32,323,000	$(118,816,000)	$63,937,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Balance Sheet
May 31, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Cash and cash equivalents	$803,000	$3,000	$4,813,000	$—	$5,619,000
Accounts receivable, net	—	3,298,000	9,022,000	(94,000)	12,226,000
Inventories	—	11,249,000	8,357,000	—	19,606,000
Other	3,717,000	159,000	298,000	(3,593,000)	581,000

Total current assets	4,520,000	14,709,000	22,490,000	(3,687,000)	38,032,000
Property, plant and equipment, net	4,899,000	8,554,000	9,862,000	—	23,315,000
Other assets:
Goodwill	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	40,907,000	72,618,000	—	(113,525,000)	—
Other	1,147,000	1,824,000	—	—	2,971,000

Total other assets	42,054,000	74,793,000	—	(113,525,000)	3,322,000

Total assets	$51,473,000	$98,056,000	$32,352,000	$(117,212,000)	$64,669,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,849,000	$1,844,000	$4,466,000	$(94,000)	$8,065,000
Current portion of long-term debt	65,000	734,000	—	—	799,000
Other	941,000	2,105,000	5,135,000	(3,593,000)	4,588,000

Total current liabilities	2,855,000	4,683,000	9,601,000	(3,687,000)	13,452,000
Long-term liabilities:
Long-term debt, net of current portion	49,223,000	1,347,000	—	—	50,570,000
Intercompany note and loan payable	—	72,223,000	36,957,000	(109,180,000)	—
Other	288,000	380,000	872,000	—	1,540,000

Total long-term liabilities	49,511,000	73,950,000	37,829,000	(109,180,000)	52,110,000
Series C convertible preferred stock	18,715,000	—	—	—	18,715,000
Stockholders’ equity (deficit):
Common stock	91,000	56,139,000	33,709,000	(89,848,000)	91,000
Additional paid-in capital	87,070,000	—	—	—	87,070,000
Accumulated other comprehensive loss	(8,389,000)	—	(8,389,000)	8,389,000	(8,389,000)
Accumulated deficit	(98,380,000)	(36,716,000)	(40,398,000)	77,114,000	(98,380,000)

Total stockholders’ equity (deficit)	(19,608,000)	19,423,000	(15,078,000)	(4,345,000)	(19,608,000)

Total liabilities and stockholders’ equity (deficit)	$51,473,000	$98,056,000	$32,352,000	$(117,212,000)	$64,669,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Quarter Ended August 31, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$6,858,000	$9,302,000	$(104,000)	$16,056,000
Cost of Sales	—	5,158,000	9,061,000	(104,000)	14,115,000

Gross profit	—	1,700,000	241,000	—	1,941,000
Operating expenses	1,199,000	1,626,000	1,088,000	(906,000)	3,007,000

Income (loss) from operations	(1,199,000)	74,000	(847,000)	906,000	(1,066,000)
Other income (expense):
Parent’s share of subsidiaries net loss	(890,000)	—	—	890,000	—
Interest expense	(916,000)	(356,000)	(300,000)	600,000	(972,000)
Other	1,239,000	298,000	7,000	(1,506,000)	38,000

Total other income (expense)	(567,000)	(58,000)	(293,000)	(16,000)	(934,000)

Income (loss) before income taxes	(1,766,000)	16,000	(1,140,000)	890,000	(2,000,000)
Income tax benefit (expense)	—	—	234,000	—	234,000

Net income (loss)	(1,766,000)	16,000	(906,000)	890,000	(1,766,000)
Other comprehensive income (loss)
Foreign currency translation, net of tax	1,465,000	—	1,465,000	(1,465,000)	1,465,000

Comprehensive income (loss)	$(301,000)	$16,000	$559,000	$(575,000)	$(301,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Quarter Ended August 31, 2001

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$10,829,000	$12,800,000	$(200,000)	$23,429,000
Cost of Sales	—	7,666,000	10,888,000	(200,000)	18,354,000

Gross profit	—	3,163,000	1,912,000	—	5,075,000
Operating expenses	1,660,000	2,522,000	761,000	(1,225,000)	3,718,000

Income (loss) from operations	(1,660,000)	641,000	1,151,000	1,225,000	1,357,000
Other income (expense):
Parent’s share of subsidiaries net loss	416,000	—	—	(416,000)	—
Interest expense	(2,984,000)	(1,055,000)	(954,000)	1,888,000	(3,105,000)
Other	2,184,000	986,000	9,000	(3,113,000)	66,000

Total other income (expense)	(384,000)	(69,000)	(945,000)	(1,641,000)	(3,039,000)

Income (loss) before income taxes	(2,044,000)	572,000	206,000	(416,000)	(1,682,000)
Income tax benefit (expense)	—	—	(362,000)	—	(362,000)

Net income (loss)	(2,044,000)	572,000	(156,000)	(416,000)	(2,044,000)
Other comprehensive income (loss)
Foreign currency translation, net of tax	592,000	—	592,000	(592,000)	592,000

Comprehensive income (loss)	$(1,452,000)	$572,000	$436,000	$(1,008,000)	$(1,452,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Cash Flows
For the Quarter Ended August 31, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$249,000	$(336,000)	$(1,888,000)	$—	$(1,975,000)
Cash flow from investing activities:
Acquisition of property, plant and equipment	—	(88,000)	(160,000)	—	(248,000)
Proceeds from sale of property, plant and equipment	—	14,000	—	—	14,000
Investment in and loans to subsidiaries	(713,000)	713,000		—	—

Net cash provided by (used in) investing activities	(713,000)	639,000	(160,000)	—	(234,000)
Cash flow from financing activities:
Payments on long-term debt and capital leases	(15,000)	(303,000)	—	—	(318,000)
Other changes, net	—	—	—	—	—

Net cash provided by (used in) financing activities	(15,000)	(303,000)	—	—	(318,000)
Net change in cash and cash equivalents	(479,000)	—	(2,048,000)	—	(2,527,000)
Cash and cash equivalents at beginning of period	803,000	3,000	4,813,000	—	5,619,000
Effect of exchange rates on cash	—	—	250,000		250,000

Cash and cash equivalents at end of period	$324,000	$3,000	$3,015,000	$—	$3,342,000

Supplemental cash flow:
Noncash operating expenses related to:
Depreciation	$126,000	$369,000	$490,000	$—	$985,000
Amortization	—	31,000	—	—	31,000
Cash paid during the period for:
Interest	$38,000	$357,000	$300,000	$(600,000)	$95,000
Income taxes	—	—	168,000	—	168,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Cash Flows
For the Quarter Ended August 31, 2001

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$(844,000)	$421,000	$1,821,000	$—	$1,398,000
Cash flow from investing activities:
Acquisition of property, plant and equipment	(94,000)	(71,000)	(713,000)	—	(878,000)
Proceeds from sale of property, plant and equipment	52,000	180,000	—	—	232,000
Investment in and loans to subsidiaries	313,000	(313,000)	—	—	—

Net cash provided by (used in) investing activities	271,000	(204,000)	(713,000)	—	(646,000)
Cash flow from financing activities:
Payments on long-term debt and capital leases	(73,000)	(172,000)	(11,000)	—	(256,000)
Proceeds from sale of common stock, net	68,000	—	—	—	68,000
Other changes, net	38,000	—	—	—	38,000

Net cash provided by (used in) financing activities	33,000	(172,000)	(11,000)	—	(150,000)
Net change in cash and cash equivalents	(540,000)	45,000	1,097,000	—	602,000
Cash and cash equivalents at beginning of period	1,134,000	3,000	2,958,000	—	4,095,000
Effect of exchange rates on cash	—	—	125,000		125,000

Cash and cash equivalents at end of period	$594,000	$48,000	$4,180,000	$—	$4,822,000

Supplemental cash flow:
Noncash operating expenses related to:
Depreciation	$146,000	$494,000	$490,000	$—	$1,130,000
Amortization	—	17,000	—	—	17,000
Cash paid during the period for:
Interest	$605,000	$652,000	$552,000	$(1,084,000)	$725,000
Income taxes	—	—	—	—	—

Inventories consist of the following:

	August 31,	May 31,
	2002	2002

Guarantor subsidiaries
Raw materials	$2,433,000	$2,796,000
Work in progress	3,198,000	3,122,000
Finished goods	5,569,000	5,331,000

	$11,200,000	$11,249,000

Non-guarantor subsidiaries
Raw materials	$1,092,000	$1,131,000
Work in progress	7,246,000	6,963,000
Finished goods	248,000	263,000

	$8,586,000	$8,357,000

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. Actual results could differ materially from those projected in the forward-looking statements set forth in this report. The factors that may cause results to differ materially from those projected include the overall economic decline in the aerospace industry due to both the recent economic downturn and the September 11 attacks, and the Company’s dependence on the success of its European Operations. Additional factors may also cause results to differ materially from those projected, however. A comprehensive list of additional factors has been included in our most recent Form 10-K filed via Edgar with the Securities and Exchange Commission on September 10, 2002, under the heading entitled “Risk Factors.” We urge you to read such information and the Company’s other recent filings with the Commission in detail. Information contained in this quarterly report was prepared by management based on the best information available to it as of the date of filing of this report, and management does not plan to update forward-looking statements to reflect new events or changing circumstances occurring after this report was filed.

Overview

Pacific Aerospace & Electronics, Inc., is an engineering and manufacturing company with operations in the United States and the United Kingdom. We design, manufacture and sell components and subassemblies used in technically demanding environments. Products that we produce primarily for the defense, electronics, telecommunications, energy and medical industries include components such as hermetically sealed electrical and fiber optic connectors and instrument packages and ceramic capacitors, filters and feed-throughs. Products that we produce primarily for the aerospace, transportation, and medical industries include machined, cast, and formed metal parts and subassemblies, using aluminum, titanium, magnesium, and other metals. Our customers include global leaders in all of these industries. We are organized into two operational groups: U.S. Operations and European Operations.

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

We value inventories at the lower of cost, primarily determined by the first-in, first-out method, or market (replacement cost for raw materials and net realizable value for work in progress and finished goods). We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount or timing of write-downs for any period if we make different judgments or use different estimates.

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. Differences could result in the amount or timing of write-downs for any period if we make different judgments or use different estimates.

We follow the asset and liability method of accounting for income taxes. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Differences could result in the amount of our provision for income taxes for any period if we make different judgments or use different estimates.

The Company operates in two segments, U.S. Operations and European Operations. The Company’s chief operating decision maker, the Company’s chief executive officer, regularly reviews operating results, assesses performance and makes decisions about resources to be allocated at this level (U.S. Operations and European Operations) and not on any of the underlying divisions or business units that comprise these two segments.

Results of Operations

Quarter Ended August 31, 2002 Compared to Quarter Ended August 31, 2001

Net Sales. Net sales decreased by $7.4 million, or 31.6%, to $16.0 million for the quarter ended August 31, 2002, from $23.4 million for the quarter ended August 31, 2001. This decrease was due to a number of factors including the effects of our operational restructuring plan and various events that affected our markets. The European Operations contributed $9.3 million of net sales during the quarter ended August 31, 2002, down $3.5 million from the $12.8 million contributed during the quarter ended August 31, 2001. Following the tragic events of September 11, the commercial aerospace market in the U.S. and Europe saw a significant decline. Boeing and Airbus have both announced substantial cuts in their planned commercial aircraft build rates. The decrease in net sales contributed by our European Aerospace Group is largely attributable to reduced, postponed, or cancelled orders from commercial aircraft manufacturers.

The U.S. Operations contributed $6.8 million to net sales during the quarter ended August 31, 2002, down $3.8 million from $10.6 million contributed during the quarter ended August 31, 2001. This decrease was primarily due to the reduction in orders from commercial aircraft manufacturers which was caused by the same market conditions experienced by the European Operations. The decrease in net sales also relates to divisions that have been discontinued. Those divisions collectively had contributed $1.0 million to net sales for the quarter ended August 31, 2001, but did not contribute any net sales during the quarter ended August 31, 2002.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the quarter multiplied by 360 days, increased to 70.3 days for the quarter ended August 31, 2002, from 64.3 days for the quarter ended August 31, 2001. This increase was primarily due to revenue decreases during the first quarter ended August 31, 2002.

Gross Profit. Gross profit decreased by $3.2 million, or 62.7%, to $1.9 million for the quarter ended August 31, 2002, from $5.1 million for the quarter ended August 31, 2001. As a percentage of net sales, gross profit decreased to 12.1% for the quarter ended August 31, 2002, from 21.7% for the quarter ended August 31, 2001. This decrease was due to the reduction in revenue associated with the commercial aerospace industry, while many of our costs are fixed.

Inventory turnover, as calculated by dividing annualized sales for the quarter by ending inventory, decreased to 3.3 turns for the quarter ended August 31, 2002 from 4.3 turns for the quarter ended August 31, 2001. The decrease was due to lower average sales volumes without a significant decrease in inventory levels.

Operating Expenses. Operating expenses decreased by $0.7 million, to $3.0 million for the quarter ended August 31, 2002, from $3.7 million for the quarter ended August 31, 2001. This decrease was primarily due to the disposition of our Engineering & Fabrication and Display Divisions. In an effort to reduce operating expenses further, as well as increasing our gross profit, we have significantly reduced our corporate overhead including reduction in corporate executive salaries, eliminating several executive positions, and other headcount reductions. We have also reduced headcount at our operating facilities in the U.S. and in the U.K. We are in process of consolidating our manufacturing sites and have sold or are in process of selling excess machinery. We are also outsourcing certain operating functions along with implementing lean production processes.

Interest Expense. Interest expense decreased by $2.1 million, or 67.7%, to $1.0 million for the quarter ended August 31, 2002, from $3.1 million for the quarter ended August 31, 2001. This decrease was due to our March 2002 debt restructuring.

Other Income (Expense). Other income represents non-operational income and expense for the quarter ended August 31, 2002, primarily interest income.

Provision for Income Tax Benefit (Expense). Income tax benefit for the quarter ended August 31, 2002 was derived from taxable losses in our foreign subsidiaries, no provision or benefit was recorded for U.S. income tax during the quarter.

Net Income (Loss). Net loss decreased by $0.2 million to a net loss of $1.8 million for the quarter ended August 31, 2002, from a net loss of $2.0 million for the quarter ended August 31, 2001, due to the factors listed above.

Liquidity and Capital Resources

Cash used by operating activities was $2.0 million during the three months ended August 31, 2002 compared to cash provided by operating activities of $1.4 million during the three months ended August 31, 2001. The change in cash provided by operating activities was due to cash used for prepaid insurance premiums and cash used to pay down accounts payable. Our future success as a company will depend heavily on our ability to generate cash from operating activities. We are focusing on cost reduction initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls.

Cash used in investing activities decreased from $0.6 million during the three months ended August 31, 2001 to $0.2 million during the three months ended August 31, 2002. This decrease was due to lower amounts of investment in manufacturing equipment and manufacturing facility improvements. We currently do not have any material commitments for capital equipment purchases.

Cash used in financing activities increased from $0.2 million during the three months ended August 31, 2001 to cash used of $0.3 million during the three months ended August 31, 2002. Cash used in financing activities was used for debt payments during the three months ended August 31, 2002.

We translate the activity of our European Operations, whose functional currency is the British Pound Sterling, into US Dollars on a monthly basis. The balance sheet of the European Operations is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statement of operations and statement of cash flows we use the weighted average exchange rate for the period. As a result, the value of our assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. We had not entered into any hedging arrangements as of August 31, 2002.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our independent auditors in their report accompanying our May 31, 2002 audited consolidated financial statements stated that we have suffered recurring losses from operations which raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If we are not sufficiently successful in generating cash from operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside the ordinary course of business. Current market conditions, coupled with our current stock price, may pose difficulties in closing a securities offering on acceptable terms, or at all. Moreover, if we need to dispose of assets outside of the ordinary course of business to generate cash, we may not be able to realize the carrying value of those assets upon liquidation. If we are unable to generate the necessary cash, we could be unable to continue operations.

Recent Accounting Pronouncements

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

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company was required to adopt SFAS No. 144 on June 1, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, this statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses. The statement became effective for us on June 1, 2002 for prospective transactions. Additionally, adoption of the statement requires that the Company reclassify gains previously reported for the years ended May 31, 2000 and 2002 related to debt extinguishments from extraordinary items to income from continuing operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The Company will be required to adopt this statement for exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of this statement on our results of operations, financial position and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments including debt obligations issued at a fixed rate which generally are not callable until maturity and therefore market fluctuations in interest rates will not affect our earnings for the period. Based upon this fact, we do not consider the market risk exposure for interest rates to be material. The fair value of such instruments approximates their face value, except for our senior subordinated notes which have an estimated fair value of approximately $15.0 million based on current market indicators, such as prevailing interest rates.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in foreign currencies. Since approximately 58% of our transactions are conducted in foreign currency, the exchange rate risk could be material. During the three months ended August 31, 2002, we incurred other comprehensive income relating to a foreign currency translation gain of $1,465,000. We have not entered into any hedging activity as of August 31, 2002.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At August 31, 2002, we had purchase commitments for raw materials aggregating approximately $0.7 million. This amount relates to a titanium supply agreement with a fixed price.

ITEM 4. CONTROLS AND PROCEDURES.

Our executive officers including our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for Pacific Aerospace & Electronics, Inc and its’ subsidiaries. They have designed such controls to ensure that all material information relating to Pacific Aerospace & Electronics, Inc. and its’ subsidiaries is made known to them by others within the organization.

On October 10, 2002, our executive officers completed an evaluation of our disclosure controls and procedures and have determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification.

Since the completion of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is involved in legal proceedings relating to claims arising out of operations in the normal course of business. We are not aware of any material legal proceedings pending or threatened against the Company or any of its subsidiaries or properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Dividend Payment Restrictions.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund the operations, and we do not anticipate paying dividends on our common stock in the foreseeable future. Our agreements with our senior secured lenders and the indenture governing our Subordinated Notes restrict our ability to pay dividends.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We were notified by one of our secured lenders that we are not in compliance with certain covenants of loans that are secured by a deed of trust on our headquarters building and other assets. Pursuant to a forbearance agreement dated March 15, 2002, our secured lender will forbear from declaring covenant defaults until the earlier of the date on which we regain compliance (thereby curing such covenant violations) or May 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number	Description

3.1	Articles of Incorporation of Skagit Engineering & Manufacturing, Inc.(3)
3.2	Bylaws of Skagit Engineering & Manufacturing, Inc., as amended.(3)
3.3	Articles of Amendment of Pacific Aerospace & Electronic, Inc. filed March 19, 2002. (1)
3.4	Designation of Rights and Preferences for Series C Convertible Preferred Stock of Pacific Aerospace & Electronics, Inc. (1)

Exhibit
Number	Description

4.1	Indenture dated as of March 19, 2002, among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc., each as guarantors, and U.S. Bank National Association. (1)
10.1	Termination and Severance Agreement of Sheryl A. Symonds dated October 31, 2001.(3)
10.2	Termination and Severance Agreement of Werner Hafelfinger dated February 27, 2002.(3)
10.3	Settlement Agreement with Herman Jones dated February 28, 2002.(3)
10.4	Consent executed by KeyBank National Association in favor of the Company and Pacific Coast Technologies, Inc. dated as of March 18, 2002. (1)
10.5	Forbearance Agreement executed by KeyBank National Association in favor of the Company dated as of March 15, 2002. (1)
10.6	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Headquarters building— 430 Olds Station Road). (1)
10.7	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Bonded Metals Division— 2249 Diamond Point Road, Sequim WA). (1)
10.8	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Cashmere Warehouse— 209 Mission Street, Cashmere, WA).(1)
10.9	Employment Agreement by and between Donald A. Wright and Pacific Aerospace & Electronics, Inc. dated March 19, 2002. (1)
10.10	Note Purchase Agreement by and among Pacific Aerospace & Electronics, Inc., the Initial Purchaser and First Union National Bank dated as of March 19, 2002. (1)
10.11	5.0% Senior Secured Note due May 1, 2007. (1)
10.12	Subsidiary Guaranty Agreement dated March 25, 2002, executed by Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., and Skagit Engineering & Manufacturing, Inc., in favor of the holders of 5% senior secured notes due 2007 and First Union National Bank, as Collateral Agent. (1)
10.13	Security Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., and First Union National Bank, as Collateral Agent. (1)
10.14	Stock Pledge Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., PA&E International, Inc. and First Union National Bank, as collateral agent.(1)
10.15	Exchange Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. and certain holders of the Company’s 111/4% Senior Subordinated Notes due 2005, dated as of March 19, 2002. (1)

Exhibit
Number	Description

10.16	Global 10% Senior Subordinated Pay-In-Kind Note due 2007. (1)
10.17	Subsidiary Guarantee dated March 19, 2002 executed by Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. in favor of the holders of 10% Senior Subordinated Pay-In-Kind Notes due 2007. (1)
10.18	Conversion Adjustment Agreement dated as of March 19, 2002, by and among Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., GSC Recovery II, L.P., Alliance Capital Management L.P., M.W. Post Advisory Group L.L.C., William E. Simon & Sons Special Situation Partners II, L.P. and HBK Master Fund L.P. (1)
10.19	Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association. (2)
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 2002.

b. Reports on Form 8-K.

     (i)  The Company filed a Current Report on Form 8-K on September 10, 2002, reporting its certifications of each of the Company’s Chief Executive Officer and its Chief Financial Officer as to the matters required by Rules 13a-14 and 15d-14.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC AEROSPACE & ELECTRONICS, INC.

Date: October 15, 2002	/s/ Donald A. Wright

Donald A. Wright President and Chief Executive Officer (Principal Executive Officer)

Date: October 15, 2002	/s/ Charles A. Miracle

Charles A. Miracle Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Donald A. Wright, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pacific Aerospace & Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Donald A. Wright

Donald A. Wright
Chief Executive Officer

CERTIFICATION

I, Charles A. Miracle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pacific Aerospace & Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Charles A. Miracle

Charles A. Miracle
Chief Financial Officer

EXHIBIT INDEX

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number	Description

3.1	Articles of Incorporation of Skagit Engineering & Manufacturing, Inc.(3)
3.2	Bylaws of Skagit Engineering & Manufacturing, Inc., as amended.(3)
3.3	Articles of Amendment of Pacific Aerospace & Electronic, Inc. filed March 19, 2002. (1)
3.4	Designation of Rights and Preferences for Series C Convertible Preferred Stock of Pacific Aerospace & Electronics, Inc. (1)
4.1	Indenture dated as of March 19, 2002, among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc., each as guarantors, and U.S. Bank National Association. (1)
10.1	Termination and Severance Agreement of Sheryl A. Symonds dated October 31, 2001.(3)
10.2	Termination and Severance Agreement of Werner Hafelfinger dated February 27, 2002.(3)
10.3	Settlement Agreement with Herman Jones dated February 28, 2002.(3)
10.4	Consent executed by KeyBank National Association in favor of the Company and Pacific Coast Technologies, Inc. dated as of March 18, 2002. (1)
10.5	Forbearance Agreement executed by KeyBank National Association in favor of the Company dated as of March 15, 2002. (1)
10.6	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Headquarters building— 430 Olds Station Road). (1)
10.7	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Bonded Metals Division— 2249 Diamond Point Road, Sequim WA). (1)
10.8	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Cashmere Warehouse— 209 Mission Street, Cashmere, WA).(1)
10.9	Employment Agreement by and between Donald A. Wright and Pacific Aerospace & Electronics, Inc. dated March 19, 2002. (1)
10.10	Note Purchase Agreement by and among Pacific Aerospace & Electronics, Inc., the Initial Purchaser and First Union National Bank dated as of March 19, 2002. (1)
10.11	5.0% Senior Secured Note due May 1, 2007. (1)
10.12	Subsidiary Guaranty Agreement dated March 25, 2002, executed by Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., and Skagit Engineering & Manufacturing, Inc., in favor of the holders of 5% senior secured notes due 2007 and First Union National Bank, as Collateral Agent. (1)

Exhibit
Number	Description

10.13	Security Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., and First Union National Bank, as Collateral Agent. (1)
10.14	Stock Pledge Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., PA&E International, Inc. and First Union National Bank, as collateral agent.(1)
10.15	Exchange Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. and certain holders of the Company’s 111/4% Senior Subordinated Notes due 2005, dated as of March 19, 2002. (1)
10.16	Global 10% Senior Subordinated Pay-In-Kind Note due 2007. (1)
10.17	Subsidiary Guarantee dated March 19, 2002 executed by Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. in favor of the holders of 10% Senior Subordinated Pay-In-Kind Notes due 2007. (1)
10.18	Conversion Adjustment Agreement dated as of March 19, 2002, by and among Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., GSC Recovery II, L.P., Alliance Capital Management L.P., M.W. Post Advisory Group L.L.C., William E. Simon & Sons Special Situation Partners II, L.P. and HBK Master Fund L.P. (1)
10.19	Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association. (2)
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 2002.