Form 10-K/A
period 2002-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2002-11-15
CIK 790023

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Additionally, in March 2002, we completed the exchange portion of a capital restructuring (the “Exchange”). In accordance with an exchange agreement (the “Exchange Agreement”), holders (the “Noteholders”) of all of our then outstanding 11-1/4% senior subordinated notes due 2005 (the “Subordinated Notes”) exchanged $63.7 million aggregate principal amount of the Subordinated Notes, together with accrued interest thereon, for shares of our common stock, shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) and approximately $15.0 million in aggregate principal amount of 10% pay-in-kind senior subordinated notes (the “PIK Notes”). The Series C Preferred Stock will automatically convert (the “Automatic Conversion”) into common stock following shareholder approval of an increase in the number of our authorized shares of common stock. We have filed a preliminary proxy with the Securities and Exchange Commission (the “Commission”) regarding the vote to increase our authorized common stock, among other matters, and expect to hold a meeting for the approval of such increase as soon as possible following the staff of the Commission’s indication that it has no further comment on the proxy. However, as a result of the Exchange, the Noteholders now hold a majority of our outstanding common stock and we expect at least a majority of the Noteholders to approve the Automatic Conversion. Accordingly, we anticipate that the amendment will be approved and that all of the Series C Preferred Stock will be converted to common stock. By virtue of their common stock and Series C Preferred Stock received in the Exchange, the Noteholders now beneficially own approximately 97.5% of our outstanding shares of common stock on a fully-diluted basis. In addition to exchanging our Subordinated Notes as described above, we also entered into a new five-year senior secured loan (the “New Senior Loan”) represented by new senior secured notes (the “New Senior Notes”). The New Senior Notes were issued at a discount so that the proceeds of that loan totaled approximately $22.0 million. The New Senior Notes will accrete through May 1, 2007 to $36.0 million and will bear interest at 5% per annum. We used $16.2 million of the proceeds from the New Senior Notes to pay off principal and accrued interest on our then outstanding 21% senior secured loan (of which $13.7 million was still outstanding at May 31, 2001). The remaining proceeds were used for working capital, to pay the fees and costs of the restructuring and for other general corporate purposes. A more detailed description of our restructuring, the Exchange and the New Senior Loan has been included in the “Significant Events” portion of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Manufacturing
Segment	Business Unit	Processes	Sample Products

U. S. E U R O P E A N	O P E R A T I O N S O P E R A T I O N S	Electronic Components Machining Components Metal Forming Metal Casting	Design and manufacture
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

The location, use and approximate size of the principal owned and leased properties where we conduct our operations (other than our headquarters building) as of May 31, 2002 are as follows:

		Approx.	Own/	Annual	Lease	Mortgage
Group	Location	Area	Lease	Rent	Expiration	Balance

U.S. Operations	Wenatchee, Washington Sequim, Washington	54,000 18,355	Lease Own	$353,000 N/A	2007 N/A	N/A None
	Wenatchee, Washington	42,000	Lease	$208,000	2005	N/A
	Wenatchee, Washington	41,400	Lease	$166,000	2006	N/A

European Operations	Sittingbourne Sittingbourne	54,500 7,500	Lease Lease	£258,000 £50,000	2018 2005	N/A N/A
	Rochester	37,345	Lease	£180,000	2011	N/A
	Worcester	40,000	Lease	£160,000	2018	N/A
	Worcester	15,000	Lease	£50,000	2003	N/A
	Welwyn Garden City	55,000	Lease	£333,000	2018	N/A
	Birmingham	59,000	Lease	£236,000	2018	N/A

During the 2002 fiscal year, we also leased properties formerly used by divisions that have been discontinued. These include:

		Approx. Area	Annual	Lease
Group/Division	Location	Leased	Rent	Expiration	Disposition

U.S. Aerospace Casting Division	Tacoma, WA	21,700	N/A	N/A	PA&E lease terminated as of August 14, 2001

U.S. Aerospace Engineering & Fabrication Division	Sedro-Woolley, WA Mountlake Terrace, Washington	94,600 10,000	N/A $217,000	N/A 2005	PA&E lease terminated as of May 1, 2002 Fully subleased until December 2002

	Everett, WA	11,500	N/A	N/A	PA&E lease terminated as of December 19, 2001

U.S. Electronics Display Division	Vancouver, Washington	50,000	N/A	N/A	PA&E lease terminated as of May 31, 2002

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

	Common Stock		Public Warrants

Calendar Period	High	Low	High	Low

2000
First Quarter	7.000	1.125	2.438	0.250
Second Quarter	3.000	1.188	1.313	0.406
Third Quarter	2.656	0.781	1.063	0.250
Fourth Quarter	1.438	0.313	0.563	0.094
2001
First Quarter	0.906	0.219	0.313	0.094
Second Quarter	0.313	0.180	0.160	0.080
Third Quarter	0.180	0.050	0.050	0.005
Fourth Quarter	0.150	0.045	0.025	0.002
2002
First Quarter	0.090	0.030	0.011	0.002
Second Quarter (April 1 — May 31, 2002)	0.105	0.050	0.010	0.002

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

Summary Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan category	warrants and rights	warrants and rights	(a))(1)

Equity compensation plans approved by security holders	3,695,085	$2.44	0
Equity compensation plans not approved by security holders	—	—	—
Total	3,695,085	$2.44	0

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

Warrants and Options

As of May 31, 2002, we had outstanding exercisable warrants to purchase common stock as follows:

•	publicly traded warrants to purchase 2,295,000 shares of common stock, that (a) were issued as part of the units sold in the Company’s July 1996 registered public offering (“Units”), (b) have an exercise price of $4.6875 per share, and (c) expire in July 2003;

•	warrants and options to purchase a total of 4,816,309 shares of common stock issued to several employees and consultants of the Company, that (a) have exercise prices ranging from $0.22 to $9.50 per share, and (b) have expiration dates that range from July 2002 to May 2011;

•	warrants to purchase 66,630,984 shares of common stock that (a) were issued in connection with a private placement in July 2000, (b) have an exercise price of $0.001 per share, and (c) expire in July 2003. See "— Summer 2000 Private Placement” below.

•	warrants to purchase 15,293,149 shares of common stock that (a) were issued in connection with a private placement in March 2001, (b) have an exercise price of $.001 per share, and (c) expire in March 2006. See "—March 2001 Private Placement” below.

The shares of common stock issuable upon exercise of our outstanding warrants are either registered for issuance or resale, available for resale under Rule 144, or subject to an obligation to register them for resale. Exercise of these warrants would increase the number of shares of our common stock available on the public market and would dilute the interests of existing shareholders. Notwithstanding the foregoing, holders of warrants issued in the Summer 2000 Private Placement and the March 2001 Private Placement have agreed, in connection with the Exchange, not to exercise their warrants until such time as we again have enough authorized common stock to effect such conversions. We have filed a preliminary proxy with the Commission regarding the vote to increase our authorized common stock, among other matters, and expect to hold a meeting for the approval of such increase as soon as possible following the staff of the Commission’s indication that it has no further comment on the proxy.

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

March 2001 Private Placement

On March 1, 2001, we borrowed approximately $13.8 million from four lenders for which DDJ Capital Management, LLC served as investment advisor: B III Capital Partners, L.P., B III-A Capital Partners, L.P., DDJ Canadian High Yield Fund and State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust (the “March 2001 Private Placement”). In connection with this secured loan, we issued warrants to purchase an aggregate of 4,036,978 shares of common stock with an exercise price of $.001 per share to the lenders as an incentive for them to make the loan. The warrants are exercisable through March 1, 2006 and contain weighted average anti-dilution protection in the event we issue equity securities at a price less than market price determined in the manner set forth in the Warrant Agreement. The terms of the transaction, including the terms of the warrants, were determined by arms length negotiations between the Company and the lenders. We used approximately $9.5 million of the loan to repay our revolving line of credit in the U.S. and to pay the interest payment on our 11-1/4% senior subordinated notes that was due on February 1, 2001. The remainder of the proceeds were used to replace our line of credit in the United Kingdom, to pay costs of the secured loan transaction and to provide working capital. We filed a registration statement on Form S-3 for the shares of common stock underlying the warrants (File No. 333-58148) on April 2, 2001.

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

Sarbanes-Oxley Act Certifications

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are set forth following the signature block of this Form 10-K/A. Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached hereto as Exhibits 99.1 and 99.2.

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

	Years Ended May 31,

	(in thousands, except percentage and per share data)
	1998	1999	2000	2001	2002

Statement of Operations Data:
Net sales(1)	$54,099	$107,366	$112,694	$109,288	$80,191
Cost of sales	39,487	86,302	92,063	101,048	67,761

Gross profit	14,612	21,064	20,631	8,240	12,430
Operating expenses(4)	9,872	22,039	24,533	67,201	15,694

Income (loss) from operations	4,740	(975)	(3,902)	(58,961)	(3,264)
Net interest (expense)	(755)	(8,140)	(9,862)	(10,012)	(12,802)
Other income (expense)	(853)	(6,393)	33	201	78

Income (loss) before taxes and extraordinary item	3,132	(15,508)	(13,731)	(68,772)	(15,988)
Income tax benefit (expense)	482	2,639	(21)	(6,948)	195

Net income before extraordinary item	3,614	12,869	(13,752)	(75,720)	(15,793)
Extraordinary item, net of tax	—	—	703	—	20,318

Net income (loss)(4)	$3,614	$(12,869)	$(13,049)	$(75,720)	$4,525

Income (loss) before extraordinary item per share:
Basic	.29	(.74)	(.63)	(2.15)	(0.32)
Diluted	.27	(.74)	(.63)	(2.15)	(0.32)
Net income (loss) per share(4):
Basic	.29	(.74)	(.59)	(2.15)	0.09
Diluted	.27	(.74)	(.59)	(2.15)	0.09
Shares used in computation of income (loss) per share:
Basic	12,486	17,359	21,955	35,283	49,585
Diluted	13,606	17,359	21,955	35,283	49,585
Cash Flow Data:
Cash flow from operating activities	$1,594	$(372)	$(5,207)	$(1,600)	$(319)
Cash flow from investing activities	(16,705)	(79,274)	(7,673)	(1,476)	(2,271)
Cash flow from financing activities	23,524	76,425	6,834	5,290	3,790

	At May 31,

	(in thousands)
	1998	1999	2000	2001	2002

Balance Sheet Data:
Cash and cash equivalents	$11,461	$8,134	$2,154	$4,095	$5,619
Working capital	25,599	38,329	29,181	25,034	24,580
Total assets	78,580	158,727	143,582	80,816	64,669
Long-term debt (including current portion)	11,233	83,410	70,528	82,932	51,920
Series C Preferred Stock	—	—	—	—	18,715
Shareholders’ equity (deficit)	56,142	54,019	49,768	(25,114)	(19,608)
Other Financial Data:
Adjusted EBITDA(2)	$6,944	$10,669	$9,004	$(2,681)	$1,777
Adjusted EBITDA margin(3)	12.8%	9.9%	8.0%	(2.5)%	2.2%
Depreciation, amortization, and impairment of long-lived assets	$2,204	$11,644	$12,906	$56,280	$5,041
Capital expenditures	10,290	8,281	4,867	3,710	2,703

(1)	The increases in net sales from 1998 to 1999 are attributable to acquisitions by the Company and internal growth. The decrease from 2001 to 2002 is primarily attributable to the sale of unprofitable subsidiaries. See “Item 1 — Description of Business” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	“Adjusted EBITDA” represents income (loss) from operations plus depreciation, amortization, and non-cash asset impairment expense. Adjusted EBITDA should not be construed as an alternative to (i) net income (loss), as defined by generally accepted accounting principles, as an indicator of our operating performance or (ii) cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. We report Adjusted EBITDA because it is a cash flow capacity measure commonly used by financial institutions, including holders of our senior subordinated notes. Generally, we consider Adjusted EBITDA as a measure of cash flow capacity to fund interest expense, principal payments on debt, working capital needs and capital expenditures. This measure may not be comparable to similarly titled measures reported by other companies. The adequacy and historical trend of Adjusted EBITDA to support funding requirements is an indication to our management whether cash sources in addition to Adjusted EBITDA may be required to support ongoing operations.

(3)	“Adjusted EBITDA margin” represents Adjusted EBITDA as a percent of net sales. We use Adjusted EBITDA margin as a measure to better evaluate our Adjusted EBITDA capacity trends.

(4)	The Company stopped amortizing goodwill during fiscal year ended May 31, 2002. See “Notes to Consolidated Financial Statements number 2 (o) Change in Accounting Principle.”

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

Additionally, in March 2002, we completed the Exchange. In accordance with the Exchange Agreement, the Noteholders exchanged $63.7 million aggregate principal amount of the Subordinated Notes, together with accrued interest thereon, for shares of our common stock, shares of our Series C Preferred Stock and approximately $15.0 million in aggregate principal amount of PIK Notes. The Series C Preferred Stock will automatically convert into common stock following shareholder approval of an increase in the number of our authorized shares of common stock. We have filed a preliminary proxy with the Commission regarding the vote to increase our authorized common stock, among other matters, and expect to hold a meeting for the approval of such increase as soon as possible following the staff of the Commission’s indication that it has no further comment on the proxy. However, as a result of the Exchange, the Noteholders now hold a majority of our outstanding common stock. By virtue of their common stock and Series C Preferred Stock received in the Exchange, the Noteholders now beneficially own approximately 97.5% of our outstanding shares of common stock on a fully-diluted basis and control 97.5% of our the voting shares.

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

We recognize revenue primarily when products are shipped to customers and when services are performed. In certain instances we recognize revenues from long-term, fixed-price contracts on the percentage of completion method measured by cost. Contract costs for long-term contracts include all direct material and labor costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Contract costs are estimated at the beginning of each contract which establishes our estimated profitability related to the contract. Our initial estimates of cost are uncertain and may need to be revised due to changes in job performance, job conditions, contract penalty provisions, and final contract settlements. Revisions to costs and income are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. When formal customer approval is necessary, we defer revenue recognition until such approval is received. Differences could result in changes to the amount and timing of the recorded revenues if we make different judgments or use different estimates.

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

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Cash flows expected to be generated by an asset are estimated based upon historical cash flows from the asset, current and expected market conditions related to products produced by the asset and the asset’s disposal value. Those estimates may not be accurate if actual market conditions or disposal value are different than expected. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Fair value of an asset is estimated to be the present value of its expected future cash flows. Present value of expected future cash flows is dependent upon identifying the appropriate interest rate to use in the calculation. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. Differences could result in the amount or timing of write-downs for any period if we make different judgments or use different estimates.

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

	Years Ended May 31,

	1998		1999		2000		2001		2002

Net sales	$54,099	100.0%	$107,366	100.0%	$112,694	100.0%	$109,288	100.0%	$80,191	100.0%
Cost of sales	39,487	73.0	86,302	80.4	92,063	81.7	101,048	92.5	67,761	84.4

Gross profit	14,612	27.0	21,064	19.6	20,631	18.3	8,240	7.5	12,430	15.6
Operating expenses(2)	9,872	18.2	22,039	20.5	24,533	21.8	67,201	61.5	15,694	19.5

Income (loss) from operations	4,740	8.8	(975)	(0.9)	(3,902)	(3.5)	(58,961)	(54.0)	(3,264)	(3.9)

	Years Ended May 31,

	1998		1999		2000		2001		2002

Net interest expense	(755)	(1.4)	(8,140)	(7.6)	(9,862)	(8.8)	(10,012)	(9.2)	(12,802)	(16.0)
Other income (expense)	(853)	(1.6)	(6,393)	(6.0)	33	—	201	0.2	78	—
Extraordinary item	—	—	—	—	703	0.6	—	—	20,318	25.3
Income tax benefit (expense)	482	0.9	2,639	2.5	(21)	—	(6,948)	(6.3)	195	0.2

Net income (loss)(2)	$3,614	6.7%	$(12,869)	12.0%	$(13,049)	(11.6)%	$(75,720)	(69.3)%	$4,525	5.6%

Adjusted EBITDA(1)	$6,944	12.8%	$10,669	9.9%	$9,004	8.0%	$(2,681)	(2.5)%	$1,777	2.2%

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

Management determined the value of the equity instruments issued to the Noteholders based upon a number of factors including the Company’s estimated future cash flows and current market conditions. The valuation could be materially different if different estimates were used.

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

In March 2002, we completed the Exchange (which is described in detail under the subheading “Significant Events” below). In accordance with the Exchange Agreement, the Noteholders exchanged all of our then outstanding Subordinated Notes, together with accrued interest thereon, for shares of our common stock, shares of our Series C Preferred Stock and approximately $15.0 million in aggregate principal amount of PIK Notes. The Series C Preferred Stock will automatically convert into common stock following shareholder approval of an increase in the number of our authorized shares of common stock.

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

At that time, the outstanding balance under our then existing senior secured line of credit was approximately $6.3 million and the lender was unwilling to extend the revolving line’s maturity date. Thus, we needed to locate new senior financing. We initially attempted to obtain new senior financing from traditional lending sources to repay our revolving line of credit and to make the February 1, 2001 interest payment on our Notes. When these attempts proved unsuccessful, we turned to DDJ Capital Management, LLC (“DDJ”) to provide the needed financing. On March 1, 2001, prior to expiration of the interest payment cure period under the Notes, we obtained new senior secured financing from DDJ in the principal amount of $13.8 million (the “DDJ Loan”). We used the proceeds from the DDJ Loan to make the February 1, 2001 Subordinated Note interest payment, to repay in full our then existing senior secured loan, and for fees and expenses of the DDJ Loan. The remainder of the loan was used for general corporate purposes.

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

However, the terrorist attacks of September 11, 2001 had a significant impact on the marketability of an aerospace company and the prospective buyer of Aeromet ultimately declined to finalize the purchase of Aeromet. We decided to discontinue our efforts to sell Aeromet in early October and instead focused on obtaining alternative senior financing to payoff the DDJ Loan and to restructure the Subordinated Notes. On October 5, 2001, DDJ agreed to forbear defaults on the DDJ Loan through December 31, 2001, in exchange for a cash payment of approximately $288,000 (rolled into the principal of the DDJ Loan) and the acceleration of the DDJ Loan maturity date to December 31, 2001 (from March 1, 2003).

In December 2001, the prospective senior lender completed its due diligence and made a financing proposal. However, the proposed amount of funds of approximately $16 million that would be available under the loan was insufficient to meet our liquidity needs at that time and negotiations with the prospective lender ended. In the last week of December 2001, GSC Partners (an affiliate of GSCP Recovery, Inc. and GSC Recovery II, L.P.) proposed terms of a new senior secured financing to us in a sufficient amount to meet our liquidity needs. We accepted such terms and proceeded to move forward with the completion of our restructuring.

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

The Series C Preferred Stock also entitles the holders thereof to appoint all five members of the Company’s Board of Directors. The Noteholders have agreed that one member of the Board of Directors will continue to be the Company’s Chief Executive Officer. In addition, Mr. Wright and the Company subsequently have agreed that Mr. Wright’s existing stock options will not be cancelled because the exercise price of his existing options ($.22-$4.69) is significantly above the Company’s current per share price ($.03 on October 24, 2002). In addition, the cancellation of Mr. Wright’s existing stock options coupled with the grant of his new options could result in adverse accounting consequences to the Company, including a charge to earnings for compensation expense over the life of the new options. This compensation expense could vary over time if the price of the Company’s common stock fluctuates.

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

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in currencies other than the functional currencies in which our business segments operate (the US Dollar and the British Pound Sterling). Although we have significant foreign operations, transactions in currencies other than our functional currencies are not significant. We also do not have significant transactions between our US and European Operations. Historically, we have not experienced significant foreign currency transaction gains and losses and do not anticipate any significant foreign currency transaction gains or losses in the future. Therefore, we have not entered into any hedging or other activities to manage our foreign currency exchange rate risk as of May 31, 2002. However, the value of our assets, liabilities, revenue and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates between the British Pound Sterling and the US Dollar. For example, British Pound Sterling was worth $1.4180 on May 31, 2001 but one British Pound Sterling was worth $1.4625 on May 31, 2002. As a result, we incurred a positive foreign currency translation adjustment of $776,000 during the year ended May 31, 2002.

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

Patents are amortized using the straight-line method over the estimated useful lives of the patents ranging from 10 to 17 years. Costs capitalized as patents include costs to purchase patents from third parties or external costs to obtain internally developed patents such as legal fees. Costs related to developing the patent such as salaries, are expensed as incurred and are classified as operating expenses. During the year ended May 31, 2002, the Company purchased a patent from a third party for $950,000. The amount was entirely financed by a note payable to the third party. The patent will be amortized over its 17-year estimated useful life and will have no residual value.

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

Revenue is primarily recognized when products are shipped to customers and when services are performed (when the revenue cycle is completed). The parts that are shipped by the Company are made to customer specifications or to specifications approved by the customer. In certain instances, if the Company unintentionally ships parts that do not conform to the specifications or that contain a defect, these parts may be returned to the Company by the customer. The Company records an allowance for estimated product returns which has the effect of reducing recognized revenue and net accounts receivable. The Company only warrants that parts it produces meet specifications. The Company does not warrant the parts it produces with fitness to perform. Therefore, no warranty liability has been recorded.

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

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

The impairment test for goodwill is performed in two steps: (1) potential impairment is identified by comparing the fair value of the Company’s reporting units with their carrying value (including goodwill); and (2) if fair value is less than the carrying amount, an impairment loss is estimated as the excess of the carrying amount of the goodwill over its implied fair value. The Company’s reporting units are Electronic Components and Machining Components within the U.S. Operations segment and Metal Forming and Metal Casting within the European Operations.

The Company adopted SFAS No. 142 during the first quarter of fiscal year 2002. The effect of adoption by the Company was limited to the cessation of amortization of the $351,000 of goodwill recorded on the Company’s books at June 1, 2001. Additionally, the Company completed the transitional impairment test required by SFAS No. 142 without any adjustment necessary to the carrying value of its goodwill or any adjustment to useful lives, since the estimated fair value of the Electronic Components reporting unit was more than the carrying value of its related assets including goodwill. The fair value of the Electronic Components unit was determined by estimating the purchase price that an unrelated third party may be willing to pay for the Electronic Components reporting unit as determined by Company management based upon prevailing market conditions.

The impact on net loss for the years ended May 31, 2000 and 2001, if goodwill had not been amortized, is as follows:

	For the years ended May 31,

	2000	2001

Reported net loss	$(13,049,000)	(75,720,000)
Add back: Goodwill amortization	1,343,000	973,000

Adjusted net income	$(11,706,000)	(74,747,000)

Basic earnings per share
Reported net loss	$(0.59)	(2.15)
Goodwill amortization	0.06	0.03

Adjusted net loss	$(0.53)	(2.12)

     A summary of intangibles subject to amortization is as follows:

	For the year ended May 31, 2001

	U.S.	European	Discontinued
	Operations	Operations	Divisions	Total

Intangibles subject to amortization:
Patents:
Gross carrying amount	$1,163,000	—	—	1,163,000
Accumulated amortization	(428,000)	—	—	(428,000)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

	For the year ended May 31, 2001

	U.S.	European	Discontinued
	Operations	Operations	Divisions	Total

Net carrying amount	$735,000	—	—	735,000

Actual amortization expense for the year ended May 31, 2001	$105,000	—	—	105,000

	For the year ended May 31, 2002

	U.S.	European	Discontinued
	Operations	Operations	Divisions	Total

Patents:
Gross carrying amount	$2,115,000	—	—	2,115,000
Accumulated amortization	(517,000)	—	—	(517,000)

Net carrying amount	$1,598,000	—	—	1,598,000

Actual amortization expense for the year ended May 31, 2002	$89,000	—	—	89,000

Estimated amortization expense for each of the next five years is as follows:

2003	$124,000
2004	124,000
2005	124,000
2006	124,000
2007	124,000

A summary of intangibles not subject to amortization is as follows:

	For the year ended May 31, 2001

	U.S.	European	Discontinued
	Operations	Operations	Divisions	Total

Goodwill:
Carrying value — beginning of year	$1,381,000	34,995,000	1,915,000	38,291,000
Goodwill amortization and impairment losses recognized	(1,030,000)	(34,995,000)	(1,915,000)	(37,940,000)

Carrying value — end of year	$351,000	—	—	351,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

	For the year ended May 31, 2002

	U.S.	European	Discontinued
	Operations	Operations	Divisions	Total

Goodwill:
Carrying value — beginning of year	$351,000	—	—	351,000
Goodwill amortization and impairment

Carrying value — end of year	$351,000	—	—	351,000

(p)	Segments

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

During the year ended May 31, 2000, due to continuing losses, weakness in the commercial aerospace and transportation industries and cancellation and postponement of projects by major customers in our Engineering & Fabrication Division, the Company’s evaluation of long-lived assets resulted in the recognition of a $4.6 million impairment of goodwill ($3.4 million related to the Company’s former Engineering & Fabrication Division, $0.8 million related to the Company’s former Casting Division, and $0.4 million related to the Company’s Machining Components unit) and a $600,000 property impairment related to the Company’s former U.S. Aerospace Group. The carrying amount of the goodwill was $6.6 million prior to the impairment charge and $2.0 million after the impairment charge. The carrying amount of the personal property, which consisted of manufacturing equipment, was $600,000 prior to the impairment charge and $0 after the impairment charge. The fair value of the goodwill and property were based upon the present value of the estimated future cash flows from those assets on a held for use basis.

Based upon estimated fair value of certain assets, the Company recognized the following impairment charges for the year ended May 31, 2001:

Within the European Operations the Company recognized a $37.0 million charge to reduce the $33.0 million carrying value of goodwill and the $13.6 million carrying value of manufacturing equipment associated with the European Operations, to the estimated fair value of the manufacturing equipment, $9.6 million. The estimated fair value of the goodwill and manufacturing equipment were based upon preliminary and final offers from unrelated third parties to purchase the European Operations on a held for use basis.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

The Company recognized an impairment charge of $5.5 million to reduce the $6.4 million carrying value of property and manufacturing equipment used at the Company’s U.S. Casting Division’s Entiat, Washington location to fair value, approximately $0.9 million. The Company recognized a $0.8 million impairment charge to reduce the carrying value of the manufacturing equipment located at its Tacoma casting location to $0, the estimated fair value. The Company also recognized charges of $3.3 million to reduce the $3.5 million carrying value of goodwill and manufacturing equipment used in the Engineering & Fabrication Division to estimated fair value, $0.2 million. Fair value of assets related to the Casting Division and Engineering & Fabrication Divisions were based upon offers to purchase the assets from unrelated third parties on a held for use basis. The Casting Division was sold in June 2001, the Fabrication portion of the Engineering & Fabrication Division was sold in May 2001 and the Engineering portion of the Engineering and Fabrication Division was sold in December 2001.

The Company also recognized a charge of $0.6 million to reduce the $1.0 million of manufacturing equipment used to produce low power relays at its’ Display Division to its fair value, $0.4 million. The Company recognized a $320,000 charge to reduce the carrying value of an unused manufacturing facility of $980,000 to fair value, $660,000. Fair value of the equipment used to produce low power relays and the unused manufacturing facility were based upon offers to purchase the assets from unrelated third parties on a held for use basis. The equipment used to produce low power relays was sold in February 2001 and the unused manufacturing facility was sold in December 2000.

The Company also completed an analysis of the estimated future cash flows of certain other long-lived assets including goodwill and patents. Based upon this analysis the Company recognized additional impairment charges of $1.0 million within the U.S. Operations to reduce goodwill to fair value, and $0.3 million to reduce patents to fair value.

During the fiscal year ended May 31, 2002, the Company recognized a non-cash charge of approximately $0.6 million to reduce the carrying value of certain assets related to our Display Division and Engineering & Fabrication Division to estimated fair value. The fair value of these assets was based upon the present value of the estimated future cash flows of those assets on a held for use basis.

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

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

     Year ended May 31, 2000:

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$31,324,000	56,913,000	24,457,000	—	112,694,000
Income (loss) from operations	1,770,000	2,628,000	(1,345,000)	(6,955,000)	(3,902,000)
Identifiable assets	31,137,000	75,585,000	24,434,000	12,426,000	143,582,000
Asset impairments	970,000	—	4,195,000	—	5,165,000
Capital expenditures	1,888,000	1,254,000	930,000	795,000	4,867,000
Depreciation and amortization	1,919,000	3,702,000	1,683,000	437,000	7,741,000
Interest income	—	35,000	—	62,000	97,000
Interest expense	315,000	4,349,000	167,000	5,128,000	9,959,000

Year ended May 31, 2001:

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$35,122,000	51,597,000	22,569,000	—	109,288,000
Income (loss) from operations	3,860,000	(35,010,000)	(20,502,000)	(7,309,000)	(58,961,000)
Identifiable assets	27,676,000	34,419,000	6,603,000	12,118,000	80,816,000
Capital expenditures	881,000	2,111,000	403,000	315,000	3,710,000
Asset impairments	1,665,000	37,000,000	10,281,000	—	48,946,000
Depreciation and amortization	2,012,000	3,180,000	1,586,000	556,000	7,334,000
Interest income	—	8,000	—	7,000	15,000
Interest expense	319,000	3,976,000	204,000	5,528,000	10,027,000

     Year ended May 31, 2002:

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$33,286,000	45,413,000	1,492,000	—	80,191,000
Income (loss) from operations	4,114,000	2,046,000	(3,361,000)	(6,063,000)	(3,264,000)
Identifiable assets	25,419,000	32,352,000	8,000	6,890,000	64,669,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Capital expenditures	382,000	2,072,000	—	249,000	2,703,000
Asset impairments	—	—	649,000	—	649,000
Depreciation and amortization	1,739,000	1,967,000	99,000	587,000	4,392,000
Interest income	—	38,000	—	57,000	95,000
Interest expense	319,000	1,228,000	48,000	11,302,000	12,897,000

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

The business combinations described above have been accounted for using the purchase method. Accordingly, assets and liabilities have been recorded at their fair value at acquisition date. Operating results of these acquired companies are included in the Company’s consolidated statements of operations from the respective acquisition dates. In fiscal year 2001, costs in excess of net book value of acquired subsidiaries in the amount of $1.8 million relating to Skagit and Nova-Tech, were written off due to impairment. In fiscal year 2000, subsequent to the business combinations, costs in excess of net book value of acquired subsidiaries in the amounts of $3,400,000 relating to Skagit and Nova-Tech, were written off due to impairment. Amounts written off are included in operating expense. The goodwill impairments for both Skagit and Nova-Tech were based upon the present value of future estimated cash flows for those entities, as compared to their carrying value. Estimated cash flows had significantly decreased between the acquisition dates of the entities and the impairment dates due to continuing losses and continued weakness in the commercial aerospace and transportation industries, as well as recently cancelled or postponed orders.

Effective as of June 1, 2001, the Company sold substantially all of the assets of the U.S. Aerospace Group’s Casting Division location in Entiat, Washington to two newly formed limited liability companies owned by a private company. The purchase price was approximately $4.5 million, which consisted of approximately $1.4 million cash (a portion of the cash amounting to $160,000 was paid into escrow by the purchaser), a $1.0 million long-term note payable to the Company, units in the newly created limited liability companies valued at $1.0 million and the assumption of $1.1 million in liabilities. We used the cash proceeds to retire certain long-term debt related to the Entiat assets and to pay closing costs related to the transaction. The long-term note bears interest at 7% and is payable in quarterly installments, interest only for the first year and then principal and interest for 5 additional years. Due to the uncertainties of payment under this note based upon the Company’s knowledge of the industry and internal financial projections prepared by Company management, the Company has fully reserved against the note as of the closing date. The units in the newly created limited liability companies have certain preferential rights including an accumulating preferred return equal to 5% of the par value of then outstanding units and put rights subject to certain restrictions and limitations. We have recorded the units at $0, which we estimate to be their fair market value due to lack of

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

marketability, the Company’s knowledge of the industry and internal financial projections prepared by Company management. In the purchase agreement relating to the sale of the Casting Division, the parties agreed to adjust the purchase price after closing based on the actual value of accounts receivable and inventory transferred at closing. In December 2001, we agreed with the purchaser to settle differences relating to the post-closing adjustment by returning the escrowed cash to the purchaser, thereby reducing the purchase price by $160,000.

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

Management determined the value of the equity instruments issued to the Noteholders through a number of factors including the Company’s estimated future cash flows and current market conditions.

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

The Series C Preferred Stock will be automatically converted into that number of shares of common stock which, when added to the shares of common stock previously distributed to the Noteholders in the Exchange, will equal approximately 97.5% of the Company’s common stock on a fully-diluted basis (4,865,820,023 shares of common stock). The Automatic Conversion of the Series C Preferred Stock into common stock will take place immediately following shareholder approval of an increase in the number of authorized shares of common stock to an amount sufficient to effect the conversion of the Series C Preferred Stock in full. Until the Automatic Conversion occurs, the Series C Preferred Stock has an aggregate liquidation preference equal to $45 million and a cumulative dividend rate of 10% per annum, which automatically increased to 14% per annum because the Automatic Conversion did not occur on or before June 1, 2002. As of May 31, 2002, the potential cumulative dividend for the Series C Preferred Stock, the cumulative dividend that would be due if the Series C Preferred Stock was not eventually converted, was approximately $900,000. The Series C Preferred Stock ranks senior to all other classes of the Company’s capital stock as to liquidation and distributions. In addition, the Series C Preferred Stock is entitled to vote with the common stock on all matters brought before the common stock for approval (other than as required by law) and is entitled to that number of votes equal to the number of shares of Common into which the Series C Preferred Stock is then convertible.

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

	83,045,357

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

In July 2000, the Company issued 4,654,636 warrants to purchase common stock in connection with a private placement of its common stock. The value of the warrants was included in the purchase price of the common stock and was recorded as equity. In March 2001, the Company issued 4,729,052 warrants to purchase common stock in connection with a private placement of notes. The warrants were valued using the Black Scholes method of determining fair value and were classified on the balance sheet as deferred financing costs. The assumptions used under the Black Scholes method were volatility 135.71%, risk free rate of return 6%, dividend yield 0% and life of 5 years.

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
Shares used in computation of net income (loss) per share:

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

	2000	2001	2002

Basic	21,955,473	35,283,347	49,584,968
Diluted	21,955,473	35,283,347	49,584,968

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

A summary of the activity under the Company’s Long-Term Investment and Incentive Plans and Independent Director Stock Plan is as follows:

	Shares of common stock		Weighted average

	Available	Options	exercise price
	options	under plans	of shares

Balance at May 31, 1999	928,856	2,513,585	$3.02
Options authorized by new plan	4,000,000	—	—
Options granted	(950,000)	950,000	1.62
Options terminated	5,000	(5,000)	2.53

Balance at May 31, 2000	3,983,856	3,458,585	2.64
Options granted	(366,500)	366,500	.38
Options expired	60,000	(60,000)	2.53
Options terminated	30,500	(30,500)	2.14

Balance at May 31, 2001	3,707,856	3,734,585	2.60
Options granted	—	—	—
Restricted stock issued	(380,952)	—	—
Options expired	39,500	(39,500)	.90
Options terminated	—	—	—

Balance at May 31, 2002	3,366,404	3,695,085	$2.44

The Company has agreed not to grant any additional shares under the plans.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

The following summarizes options from both Long-Term Investment and Incentive plans and the Independent Director Stock plan outstanding at May 31, 2002:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise prices	outstanding	life	price	exercisable	price

$0.01-1.99	1,296,137	7.65	$1.28	1,293,637	$1.28
2.00 - 3.99	1,791,388	4.94	2.51	1,791,388	2.51
4.00 - 6.00	607,560	4.17	4.69	607,560	4.69

	3,695,085			3,692,585

     The Company has a commitment to issue to Donald A. Wright, the Chief Executive Officer, new stock options which will be exercisable for five percent (5%) of the Company’s common stock on a fully-diluted basis. The exercise price and other terms of Mr. Wright’s new options will be determined by the Company at the time of the grant and will be designed to incentivize Mr. Wright’s performance as President and Chief Executive Officer. The new options are to vest over three years (1/3 on each anniversary from the date of the Exchange) and will be outstanding for ten years.

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

	2000	2001	2002

Domestic	$(11,421,000)	(29,564,000)	(16,844,000)
Foreign	(2,310,000)	(39,208,000)	856,000

Loss before income tax benefit (expense) and extraordinary item	(13,731,000)	(68,772,000)	$(15,988,000)

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

Foreign permanent differences are primarily comprised of the tax effect of nondeductible goodwill impairment losses recognized during the year ended May 31, 2001, and the favorable resolution concerning the deductibility of foreign interest expense during the year ended May 31, 2002.

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

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

	2001	2002

Deferred tax liabilities:
Casting Division	1,227,000	—
International	850,000	872,000

Total deferred tax liabilities	2,077,000	872,000

Net deferred tax liability	$(1,962,000)	(754,000)

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

The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable, accrued liabilities, and short and long-term borrowings. The fair value of these financial instruments approximates in most instances their carrying amounts. However, it is not practicable to estimate the fair value of the Company’s long-term borrowings due to our history of losses and debt defaults, among other factors.

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

Guarantor subsidiaries
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

(in thousands, except per share data)

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

Gross profit decreased significantly during the quarters ended February 28, 2001 and May 31, 2001 due to the downturn in commercial aerospace and heavy trucking industries. The most significant gross margin decreases occurred in our former U.S. Aerospace Group’s Casting Division and Engineering & Fabrication Division.

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

Net sales decreased during fiscal year 2002 due to the sale of our Casting Division and Engineering & Fabrication Division, and the shut down of our Displays Division. Net sales decreased considerably during the third and fourth quarters of fiscal 2002 due to the downturn in the commercial aerospace industry following the terrorist attacks of September 11, 2001.

Gross profit fell significantly during the quarter ended May 31, 2002, due to reduced net sales and due to a $1.6 million write down of inventory. Inventory was written down because of the effects of the downturn in the commercial aerospace industry and the economy in general on the net realizable value of our inventories.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

The Board of Directors of the Company consists of five directors, who were appointed by the holders of our Series C Preferred Stock (assuming the Series C Preferred Stock has been converted into common stock in the Automatic Conversion prior to the next annual meeting of shareholders) serve until their successors are elected at the next annual meeting of shareholders. They are:

Name	Age	Position with Company

Richard W. Detweiler	60	Director
Carl H. Goldsmith	36	Director
Matthew C. Kaufman	32	Director and Chairman
Philip Raygorodetsky	29	Director
Donald A. Wright	50	Director, Chief Executive Officer and President

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

Philip Raygorodetsky. Mr. Raygorodetsky has been a director of the Company since June 1, 2002. Mr. Raygorodetsky is a Vice President with GSC Partners, which he joined in 1997. GSC Partners is an affiliate of GSCP Recovery, Inc. and GSC Recovery II, L.P., which together own approximately 53% of the Company’s common stock on a fully-diluted basis. Mr. Raygorodetsky was previously with Salomon Smith Barney Inc. in the Health Care Group. Prior to joining Salomon Smith Barney, Inc., Mr. Raygorodetsky worked at Andersen Consulting. He is a director of Worldtex, Inc. and Simcala, Inc.

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

EXECUTIVE OFFICERS

The following table sets forth information as of August 29, 2002, regarding the executive officers of the Company.

Name	Age	Position with Company

Donald A. Wright	50	Chief Executive Officer and President
Charles A. Miracle(1)	33	Vice President —Finance, Treasurer, Assistant Secretary, and Chief Financial Officer

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth in summary form the compensation paid by the Company to the Chief Executive Officer and to the Company’s three most highly compensated executive officers (the “Named Executives”) for services in all capacities to the Company for the last three fiscal years:

			Long-Term
	Annual		Compensation
	Compensation
			Securities	Restricted		Other Annual
Name and	Fiscal		Underlying	Stock		Compensation
Principal Position	Year	Salary($)	Options/SARs(#)(1)	Awards		($)

Donald A. Wright	2002	325,015	—	238,095	(10)(13)	43,178	(8)
CEO and President	2001	335,809	75,000	—		7,316	(3)
	2000	292,008	450,000 (2)	—		5,800	(3)
Werner Hafelfinger(5)	2002	219,231	—	47,619	(11)(13)	—
Former COO, V.P	2001	200,000	37,500	—		2,438	(4)
Operations	2000	175,000	100,000 (2)	—		2,500	(4)
Nick A. Gerde(6)	2002	155,714	—	47,619	(12)(13)	—
Former CFO, VP Finance,	2001	150,000	37,500	—		2,438	(4)
Treasurer and Assistant	2000	140,000	100,000 (2)	—		2,500	(4)
Secretary
Sheryl A. Symonds(7)	2002	231,519	—	47,619	(9)(13)	—
Former V.P	2001	190,473	37,500	—		—
Administration,	2000	176,364	100,000 (2)	—		—
General Counsel and Secretary

(1)	Represents options to purchase shares of Common Stock.

(2)	One-half of these options were granted in June 1999 with respect to fiscal 1999, and one-half were granted in May 2000 with respect to fiscal 2000.

(3)	Represents estimated value of the personal use of a Company vehicle and premiums on $2 million of key-man life insurance denoting Mr. Wright’s spouse as beneficiary.

(4)	Represents estimated value of the personal use of a Company vehicle.

(5)	Mr. Hafelfinger’s employment with the Company terminated on May 17, 2002.

(6)	Mr. Gerde’s employment with the Company terminated on August 15, 2001.

(7)	Mrs. Symonds employment with the Company terminated on February 28, 2002.

(8)	Represents premiums on $2 million of key-man life insurance denoting Mr. Wright’s spouse as beneficiary.

(9)	Represents the issuance of 47,619 shares of common stock in lieu of a portion of Ms. Symonds’ annual salary valued at $8,000 at the time of issuance.

(10)	Represents the issuance of 238,095 shares of common stock in lieu of a portion of Mr. Wright’s annual salary valued at $40,000 at the time of issuance.

(11)	Represents the issuance of 47,619 shares of common stock in lieu of a portion of Mr. Hafelfinger’s annual salary valued at $8,000 at the time of issuance.

(12)	Represents the issuance of 47,619 shares of common stock in lieu of a portion of Mr. Gerde’s annual salary valued at $8,000 at the time of issuance.

(13)	The value of the common stock was valued using the average closing price of the stock for the five days immediately preceding June 1, 2001 and applying a 20% discount to the result of that calculation because of the lack of marketability of the restricted common stock granted.

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

Employment Agreements

Donald A. Wright’s employment agreement provides for an annual base salary of $265,000, with annual increases of 5% of his base annual salary. If Mr. Wright is terminated without cause, or if he resigns with good reason, as those terms are defined in his employment agreement, the Company will be required to make severance payments to him. The severance payment consists of either 12 or 24 months of Mr.

Wright’s base salary, depending on the date of his termination, as well as 12 months of health and medical benefits. In addition, the Company and Mr. Wright have agreed that Mr. Wright will be granted new stock options under the 2002 Stock Option Plan once it has been adopted and the Company has completed its restructuring.

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

ITEM 12. SECURITIES OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS

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

	Common Stock			Series C Preferred Stock

	Number of shares		Percent of	Number of shares		Percent of
	beneficially		Class	beneficially	Percent of	Voting
	owned(†)		(††)	owned(†)	Cass	Stock(†††)

Matthew C. Kaufman(1) GSCP Recovery, Inc. GSC Recovery II, L.P. 500 Campus Drive, Suite 220 Florham Park, NJ 07932	2,644,656,383	(2)	97.67%	541 shares (convertible into 2,617,001,472 shares of Common Stock)	53.78%	53.36%

Philip Raygorodetsky(1) GSCP Recovery, Inc. GSC Recovery II, L.P. 500 Campus Drive, Suite 220 Florham Park, NJ 07932	2,644,656,383	(2)	97.67%	541 shares (convertible into 2,617,001,472 shares of Common Stock)	53.78%	53.36%

Richard W. Detweiler Carlisle Enterprises, L.L.C. 7777 Fay Avenue, Suite 200 La Jolla, CA 92037	0		*	0	*	*

GSCP Recovery, Inc.(3) GSC Recovery II, L.P. 500 Campus Drive, Suite 220 Florham Park, NJ 07932	2,644,656,383	(2)	97.67%	541 shares (convertible into 2,617,001,472 shares of Common Stock)	53.78%	53.36%

Carl H. Goldsmith(4) M.W. Post Advisory Group L.L.C. 1880 Century Park East, Suite 820 Los Angeles, CA 90067	1,323,486,097	(5)	94.51%	270 shares (convertible into 1,309,646,538 shares of Common Stock)	26.92%	26.70%

M.W. Post Advisory Group L.L.C.(6) 1880 Century Park East, Suite 820 Los Angeles, CA 90067	1,323,486,097	(5)	94.51%	270 shares (convertible into 1,309,646,538 shares of Common Stock)	26.92%	26.70%

Alliance Capital Management, L.P.(7) 1345 Avenue of the Americas, 39th Floor New York, NY 10105	621,343,397	(8)	88.67%	125 shares (convertible into 614,853,455 shares of Common Stock)	13.34%	13.24%

William E. Simon & Sons Special Situation Partners II, L.P.(9) 10990 Wilshire Blvd., Suite 500 Los Angeles, CA 90024	192,984,266	(10)	68.51%	39 shares (convertible into 190,966,249 shares of Common Stock)	3.92%	3.89%

HBK Investments, L.P.(11) 300 Crescent Court, Suite 700 Dallas, TX 75201	56,087,635	(12)	38.26%	4 shares (convertible into 22,534,017 shares of Common Stock)	*	*

	Common Stock			Series C Preferred Stock

	Number of shares		Percent of	Number of shares		Percent of
	beneficially		Class	beneficially	Percent of	Voting
	owned(†)		(††)	owned(†)	Class	Stock(†††)

DDJ Capital Management, LLC(13) 141 Linden St., #S-4 Wellesley, MA 02482 Strong River Investments, Inc.(15)	15,293,149	(14)	*	0	*	*

Strong River Investments, Inc.(15) c/o Gonzales-Ruiz & Aleman (BVI) Limited Wickhams Cay 1, Vanterpool Plaza P.O. Box 873 Road Town, Tortolla — BVI	33,315,492	(16)	*	0	*	*

Bay Harbor Investments Inc.(18) c/o Gonzales-Ruiz & Aleman (BVI) Limited Wickhams Cay 1, Vanterpool Plaza P.O. Box 873 Road Town, Tortolla — BVI	33,315,492	(17)	*	0	*	*

Donald A. Wright President and Chief Executive Officer c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	2,985,705	(19)	*	0	*	*

Charles Miracle Chief Financial Officer c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	11,121	(20)	*	0	*	*

Werner Hafelfinger Former Chief Operating Officer c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	409,780	(22)	*	0	*	*

Nick A. Gerde Former Chief Financial Officer c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	369,225	(23)	*	0	*	*

Sheryl A. Symonds Former Secretary and General Counsel c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	352,463	(24)	*	0	*	*

All executive officers and current directors as a group (6 persons)	45,622,764	(21)	99.02%	807 shares (convertible into 3,926,648,010 shares of Common Stock)	80.70%	80.12%

*	Less than 1%.

(†)	Shares that a person has the right to acquire by exercise or conversion within 60 days of the date of this Proxy Statement are treated as outstanding for determining the amount and percentage of Common Stock owned by such person, but are not deemed to be outstanding as to any other person or group.

(††)	This figure represents the beneficial ownership percentage of each party assuming that no other party converts its convertible securities of the Company, as required by the Commission. However, the percentages presented under this heading overstate actual ownership significantly because the terms of the Series C Preferred Stock require that all shares thereof be converted at the same time. The actual beneficial ownership percentage of each party owning Series C Preferred Stock (assuming conversion of the entirety of Series C Preferred Stock at the same time) is set forth in the column entitled “Percent of Voting Stock.”

(†††)	Because the terms of the Series C Preferred Stock require that all of such shares be converted at the same time, this column represents the beneficial ownership percentage of each entity assuming (i) that the Series C Preferred Stock converts in full at the same time, and (ii) that no other exercisable or convertible securities are exercised or converted.

(1)	Mr. Kaufman is an officer and Mr. Raygorodetsky is an employee of GSCP Recovery, Inc. and GSC Recovery II, L.P. and each may be deemed to share voting and investment power with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P. Messrs. Kaufman and Raygorodetsky disclaim beneficial ownership with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P.

(2)	Includes (a) 27,654,911 shares of Common Stock of which 8,072,070 shares are owned of record by GSC Recovery II, L.P. and 19,582,841 shares are owned of record by GSCP Recovery, Inc.; and (b) 541 shares of Series C Preferred Stock convertible into 2,617,001,472 shares of Common Stock, of which 158 shares of Series C Preferred Stock are owned of record by GSC Recovery II, L.P. and 583 shares of Series C Preferred Stock are owned of record by GSCP Recovery, Inc.

(3)	Each of GSC Recovery II GP, L.P., GSC RII, L.L.C., GSCP (NJ) Holdings, L.P., GSCP (NJ), Inc., Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Street Employees Fund, L.P., Greenwich Fund, L.P., TRV Executive Fund, L.P., Greenwich Street Investments II, L.L.C. and GSCP (NJ), L.P., as affiliated entities, may be deemed to have shared voting and investment power with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P. Each of Keith W. Abell, Alfred C. Eckert III, Robert A. Hamwee, Richard M. Hayden, Thomas V. Inglesby, Matthew C. Kaufman, Sanjay H. Patel and Christine K. Vanden Beukel, as managing members of GSCP (NJ), Inc., may be deemed to have shared voting and investment power with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P. Each of Keith W. Abell, Alfred C. Eckert III, Robert A. Hamwee, Richard M. Hayden, Thomas V. Inglesby, Matthew C. Kaufman, Sanjay H. Patel and Christine K. Vanden Beukel, disclaims beneficial ownership with respect to the shares hold by GSCP Recovery, Inc. and GSC Recovery II, L.P.

(4)	Mr. Goldsmith is a managing director of M.W. Post Advisory Group, L.L.C. (“M.W. Post”) and may be deemed to share voting and investment power with respect to the shares held by M.W. Post. Mr. Goldsmith disclaims beneficial ownership with respect to the shares of the Company held by M.W. Post.

(5)	Includes (a) 13,839,559 shares of Common Stock and (b) 270 shares of Series C Preferred Stock convertible into 1,309,646,538 shares of Common Stock.

(6)	Carl H. Goldsmith may be deemed to have shared voting and investment power with respect to the shares held by M.W. Post as a managing director of M.W. Post. Mr. Goldsmith disclaims beneficial ownership with respect to the shares of the Company held by M.W. Post. As set forth in the Schedule 13D filed with the Commission on May 31, 2002, M.W. Post reports (i) shared voting power with respect to 4,161,126,746 shares of the Company in connection with its association with certain GSC entities, and (ii) shared dispositive power with respect to 1,323,486,097 shares.

(7)	Alliance Capital Management, L.P. may be deemed to have investment power over the shares held on behalf of Nikko Alliance Compass Fund A, Alliance Capital Management Global Investments — U.S. High Yield Fund, The Alliance High Yield Fund, CGCM High Yield Investments and The Equitable Life Assurance Society of the United States. Alliance Capital Management, L.P. may be deemed to have voting power with respect to the shares held on behalf of Alliance Capital Management Global Investments — U.S. High Yield Fund, The Alliance High Yield Fund and CGCM High Yield Investments. Each of Nikko Alliance Compass Fund A and The Equitable Life Assurance Society of the United State may be deemed to have voting power with respect to the shares held on their behalf by Alliance Capital Management, L.P. Alliance Capital is an investment adviser registered under the Investment Advisors Act of 1940. In its fiduciary capacity as an investment adviser, Alliance Capital has been granted authority to vote proxies on behalf of its discretionary client accounts. Alliance exercises this voting authority solely for the best interests of its clients.

(8)	Includes (a) 6,489,942 shares of Common Stock and (b) 125 shares of Series C Preferred Stock convertible into 614,853,455 shares of Common Stock.

(9)	Each of William E. Simon & Sons Special Situations II, L.L.C. and WESKIDS III, LLC, as affiliated entities, may be deemed to have shared voting and investment power with respect to the shares held by William E. Simon & Sons Special Situation Partners II, L.P. This information was obtained from the 13D filed May 31, 2002 by WESKIDS III, L.L.C.

(10)	Includes (a) 2,018,017 shares of Common Stock and (b) 39 shares of Series C Preferred Stock convertible into 190,966,249 shares of Common Stock.

(11)	Each of Harlan B. Korenvaes, Kenneth M. Hirsh, Laurence H. Lebowitz, William E. Rose, Richard L. Booth, David C. Haley and Jamiel A. Akhtar may be deemed to have voting and investment control over such securities as the members of HBK Management LLC, the general partner of HBK Partners II L.P., which is the general partner of HBK Investments L.P.

(12)	Includes (a) 238,126 shares of Common Stock, (b) 4 shares of Series C Preferred Stock convertible into 22,534,017 shares of Common Stock, and (c) warrants issued to Bay Harbor Investments Inc. which are exercisable for 33,315,492 shares of Common Stock (HBK Investments L.P. has voting and investment control over the securities of Bay Harbor Investments Inc. pursuant to a management agreement).

(13)	Each of B III Capital Partners, L.P., DDJ Capital III, LLC, B II-A Capital Partners, L.P. and GP III-A, LLC, as affiliates of DDJ Capital Management, LLC, may be deemed to have shared voting and investment power over the shares held by DDJ Capital Management, LLC. This information was obtained from the Schedule 13D/A filed by the foregoing entities with the Commission on September 4, 2002.

(14)	This figure represents warrants that originally provided for the purchase of 4,036,978 shares of Common Stock at an exercise price of $0.001 per share are held by affiliates of DDJ Capital Management, LLC, as follows: B III Capital Partners, L.P. — 1,883,923 shares; DDJ Canadian High Yield Fund — 538,263 shares; B III-A Capital Partners, L.P. — 807,396 shares; State Street Bank & Trust, Custodian — 807,396 shares. The Exchange, however, triggered an anti-dilution adjustment under each of the warrants listed above in this footnote, increasing the number of shares of Common Stock receivable upon exercise of these warrants to an aggregate of 15,293,149 shares. The exercise price of each of the warrants remains at $0.001 per share, the par value of the Common Stock. The magnitude of the increase results directly from the price of the new shares issued in the Exchange. Because the per share consideration for the these shares was far less than either the market price of the Company’s common stock, in the case of the warrant issued to DDJ, and the exercise price of the warrants, in the case of the warrants issued to Strong River and Bay Harbor, the adjustments to the warrants were sizeable.

(15)	Cavallo Capital Corp., may be deemed to have shared voting and investment power over the shares held by Strong River Investments, Inc.

(16)	Represents shares issuable upon exercise of a warrant issued to Strong River Investments, Inc. that originally provided for the purchase of 192,500 shares of Common Stock at an exercise price of $2.01 per share. The Exchange, however, triggered an anti-dilution adjustment under the warrant, increasing the number of shares of Common Stock receivable upon exercise of the warrant to an aggregate amount of 33,315,492. The exercise price of the warrant was adjusted downward to equal the per share purchase price of the equity securities issued in the Exchange. The magnitude of this increase results directly from the price of the new shares issued in the Exchange. Because the per share consideration for the these shares was far less than either the market price of the Company’s common stock, in the case of the warrant issued to DDJ, and the exercise price of the warrants, in the case of the warrants issued to Strong River Investments, Inc. and Bay Harbor Investments Inc., the adjustments to the warrants were sizeable. This information was obtained from the Schedule 13G filed with the Commission May 15, 2001 by Strong River Investments, Inc.

(17)	Represents shares issuable upon exercise of a warrant issued to Bay Harbor Investments, Inc. that originally provided for the purchase of 192,500 shares of Common Stock at an exercise price of $2.01 per share. The Exchange, however, triggered an anti-dilution adjustment under the warrant, increasing the number of shares of Common Stock receivable upon exercise of the warrant to an aggregate amount of 33,315,492. The exercise price of the warrant was adjusted downward to equal the per share purchase price of the equity securities issued in the Exchange. The magnitude of this increase results directly from the price of the new shares issued in the Exchange. Because the per share consideration for the these shares was far less than either the market price of the Company’s common stock, in the case of the warrant issued to DDJ, and the exercise price of the warrants, in the case of the warrants issued to Strong River Investments, Inc. and Bay Harbor Investments Inc., the adjustments to the warrants were sizeable.

(18)	HBK Investments L.P. has voting and investment control over the securities of Bay Harbor Investments Inc. pursuant to a management agreement. Each of Harlan B. Korenvaes, Kenneth M. Hirsh, Laurence H. Lebowitz, William E. Rose, Richard L. Booth, David C. Haley and Jamiel A. Akhtar may be deemed to have voting and investment control over such securities as the members of HBK Management LLC, the general partner of HBK Partners II L.P., which is the general partner of HBK Investments L.P.

(19)	Includes (a) 674,145 shares of Common Stock, (b) 4,000 shares issuable upon exercise of public warrants, (c) 100,000 shares issuable upon exercise of a private warrant and (d) 2,207,560 shares issuable upon exercise of vested stock options.

(20)	Includes (a) 3,621 shares of Common Stock and (b) 7,500 shares issuable upon exercise of vested stock options.

(21)	Includes (a) 42,525,148 shares of Common Stock, (b) 4,000 shares issuable upon exercise of public warrants, (c) 100,000 shares issuable upon exercise of a private warrant and (d) 2,993,616 shares issuable upon exercise of vested stock options.

(22)	Includes (a) 212,280 shares of common stock and (b) 197,500 shares issuable upon exercise of vested stock options, as reported on such former officer’s Form 4 filed July 19, 2001 and stock option records of the Company.

(23)	Includes (a) 85,669 shares of common stock and (b) 283,556 shares issuable on exercise of vested stock options, as reported on such officer’s Form 4 filed June 7, 2001 and stock option records of the Company.

(24)	Includes (a) 54,963 shares of common stock and (b) 297,500 shares issuable on exercise of vested stock options, as reported on such officer’s Form 4 filed June 7, 2001 and stock option records of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Condominium. In November 1998, we entered into a Condominium Purchase and Sale Agreement (the “Condominium Agreement”) with Donald A. Wright, our Chief Executive Officer, President, and, at the time, Chairman of the Board. Pursuant to the Condominium Agreement, Mr. Wright agreed to purchase from the Company a residential condominium unit within our headquarters building for a total purchase price of $175,000. At the time the Condominium Agreement was executed, the condominium had not been completed. Upon completion, the condominium had a value higher than Mr. Wright’s purchase price. As a result, Mr. Wright requested that the purchase be rescinded. The Board of Directors agreed to rescind the purchase, but amended Mr. Wright’s employment agreement to require Mr. Wright to reside in the condominium unit. Mr. Wright pays rent on the condominium unit of $750.00 per month, which amount the Company believes represents the fair market value of such condominium unit. In addition, the Board of Directors approved an option to purchase, which grants to Mr. Wright the right to purchase the condominium unit for $250,000, the fair market rental value of the condominium unit on the date of grant. The option became exercisable February 1, 2000. The option terminates ten business days after Mr. Wright’s employment relationship with the Company ceases for any reason other than death.

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

(a)(3)	Exhibits

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.2	Closing Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.3	Asset Purchase Agreement between MCE Technologies Incorporated and Skagit Engineering & Manufacturing, Inc., dated May 4, 2001.(43)
2.4	Agreement for Purchase and Sale of Assets between Teledyne Technologies Incorporated and Electronic Specialty Corporation, dated February 21, 2001.(43)
3.1	Articles of Incorporation of Pacific Aerospace & Electronics, Inc.(6)
3.2	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected.(8)
3.3	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock.(20)
3.4	Bylaws of Pacific Aerospace & Electronics, Inc., as amended.(35)
3.5	Articles of Amendment of Pacific Aerospace & Electronics, Inc. filed March 19, 2002.(44)
3.6	Designation of Rights and Preferences for Series C Voting Convertible Preferred Stock of Pacific Aerospace and Electronics, Inc.(44)
4.1	Form of specimen certificate for common stock.(6)
4.2	Form of specimen certificate for public warrants.(6)
4.3	Form of specimen certificate for the Series A Convertible Preferred Stock.(8)
4.4	Form of specimen certificate for the Series B Convertible Preferred Stock.(20)
4.5	Form of common stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998.(20)
4.6	Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1,

Exhibit
Number	Description

1996.(4)
4.7	Amendment No. 1, dated as of May 26, 2000, to the Warrant Agreement, dated as of July 1, 1996, between Pacific Aerospace & Electronics, Inc., as successor to PCT Holdings, Inc., and Interwest Transfer Co., Inc.(32)

4.8	Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(10)
4.9	Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(10)
4.10	Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996.(10)
4.11	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997.(9)
4.12	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997.(9)
4.13	Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company’s Series B Convertible Preferred Stock.(20)
4.14	Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

4.15	Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(18)

4.16	Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

4.17	Form of Global Note by Pacific Aerospace & Electronics, Inc.(18)
4.18	Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc.(25)
4.19	Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.20	Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.21	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.22	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.23	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.24	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.25	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.26	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.27	Letter agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc.

Exhibit
Number	Description

and Bay Harbor Investments, Inc., dated as of February 15, 2001.(40)
4.28	Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000.(34)
4.29	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.30	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.31	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.32	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.33	Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

4.34	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated March 1, 2001, in the amount of $6,459,361.00.(41)

4.35	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00.(41)

4.36	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00.(41)

4.37	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00.(41)

4.38	Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

Exhibit
Number	Description

4.39	Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

4.40	Pledge Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., PA&E International, Inc., Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

4.41	Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001.(41)
4.42	Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of common stock.(41)
4.43	Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of common stock.(41)
4.44	Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of common stock.(41)
4.45	Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of common stock.(41)
4.46	Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001.(41)
4.47	Warrant Agreement by and among Pacific Aerospace & Electronics, Inc. and First Albany Corporation, dated April 9, 2001.(43)
4.48	Warrant Certificate, dated April 9, 2001, issued to First Albany Corporation, exercisable for 692,074 shares of common stock.(43)
4.49	Indenture dated as of March 19, 2002 among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International Inc., Seismic Safety Products, Inc. and Skagit Engineering and Manufacturing, Inc., each as guarantors, and U.S. Bank National Association as Trustee.(44)

4.50	5.0% Senior Secured Note due May 1, 2007.(44)
4.51	Subsidiary Guaranty Agreement dated March 25, 2002, executed by Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., and Skagit Engineering & Manufacturing, Inc., in favor of the holders of 5% senior secured notes due 2007 and First Union National Bank, as Collateral Agent.(44)

4.52	Security Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., and First Union National Bank, as Collateral Agent.(44)

4.53	Stock Pledge Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., PA&E International, Inc. and First Union National Bank, as collateral agent.(44)

Exhibit
Number	Description

4.54	Exchange Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. and certain holders of the Company’s 111/4% Senior Subordinated Notes due 2005, dated as of March 19, 2002.(44)

4.55	Global 10% Senior Subordinated Pay-In-Kind Note due 2007.(44)
4.56	Subsidiary Guarantee dated March 19, 2002 executed by Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. in favor of the holders of 10% Senior Subordinated Pay-In-Kind Notes due 2007.(44)

4.57	Conversion Adjustment Agreement dated as of March 19, 2002, by and among Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., GSC Recovery II, L.P., Alliance Capital Management L.P., M.W. Post Advisory Group L.L.C., William E. Simon & Sons Special Situation Partners II, L.P. and HBK Master Fund L.P.(44)

10.1	Amended and Restated Stock Incentive Plan.(5)
10.2	Amendment No. 1 to the Amended and Restated Stock Incentive Plan.(19)
10.3	Amended and Restated Independent Director Stock Plan.(21)
10.4	1999 Stock Incentive Plan(30)
10.5	1997 Employee Stock Purchase Plan.(11)
10.6	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)
10.7	Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.8	Amendment No. 2 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(43)
10.9	Employment Agreement between Pacific Aerospace & Electronics, Inc. and Donald A. Wright dated March 19, 2002.(44)
10.10	Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger.(27)
10.11	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger(43)
10.12	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)
10.13	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(43)
10.14	Separation Letter dated August 15, 2001 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde.(43)
10.15	Waiver and Release dated August 17, 2001 from Nick A. Gerde to Pacific Aerospace & Electronics, Inc.(43)
10.16	Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)
10.17	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(43)
10.18	Incentive Compensation Program.(35)
10.19	Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.20	Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.21	Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)

Exhibit
Number	Description

10.22	Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.23	Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)
10.24	Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.25	Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(22)
10.26	Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association(29)
10.27	Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(35)
10.28	Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.29	Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.30	Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.31	Modification and/or Extension Agreement dated February 7, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(39)
10.32	Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of Key Bank Washington.(43)
10.33	Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)
10.34	Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S. Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.35	Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.36	Escrow Note in the original principal amount of $160,000.00, from U.S. Castings, LLC and USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.37	U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.38	First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.39	USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.40	First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.41	General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc.(U.S. Aerospace Group and European Aerospace Group).(31)
10.42	Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(1)(31)
10.43	Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.44	Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(27)
10.45	Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(37)
10.46	Rescission and Termination Agreement, dated July 31, 2001, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(43)
10.47	Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren’s Education Trust.(37)

Exhibit
Number	Description

10.48	Consent executed by KeyBank National Association in favor of the Company and Pacific Coast Technologies, Inc. dated as of March 18, 2002.(45)
10.49	Forbearance Agreement executed by KeyBank National Association in favor of the Company dated as of March 15, 2002.(45)
10.50	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Headquarters building— 430 Olds Station Road).(45)

10.51	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Bonded Metals Division— 2249 Diamond Point Road, Sequim WA).(45)

10.52	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Cashmere Warehouse— 209 Mission Street, Cashmere, WA).(45)

10.53	Note Purchase Agreement by and among Pacific Aerospace & Electronics, Inc., the Initial Purchaser and First Union National Bank dated as of March 19, 2002.(45)
10.54	Employment Agreement by and between the Company and Donald A. Wright dated as of March 19, 2002.(46)
10.55	Termination and Severance Agreement of Werner Hafelfinger.(44)
10.56	Termination and Severance Agreement of Sheryl A. Symonds.(44)
10.57	Separation Letter to Nick A. Gerde.(43)
21.1	List of Subsidiaries(46)
23.1	Consent of KPMG LLP(47)
99.1	Certification of Donald A. Wright pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(47)
99.2	Certification of Charles A. Miracle pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(47)

(1)	Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1995.

(3)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on June 19, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1996.

(5)	Incorporated by reference to the Company’s Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.

(7)	Incorporated by reference to the Company’s Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 11, 1997.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.

(12)	Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on December 3, 1997.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on May 1, 1998.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 10, 1998.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 1998.

(19)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 7, 1997.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 1998.

(21)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1998.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 30, 1998.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.

(25)	Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.

(26)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 30, 1999.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.

(30)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1999.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2000.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2000.

(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 28, 2000.

(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.

(36)	Incorporated by reference to the first amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on October 13, 2000.

(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.

(38)	Incorporated by reference to the second amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on January 18, 2001.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2001.

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2001.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2001.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2001.

(43)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, as filed on August 27, 2001.

(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 2002.

(45)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(46)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, as filed on September 10, 2002.

(47)	Filed with this report.

(b)	Reports on Form 8-K. Current reports filed during the last quarter of fiscal 2002 were as follows:

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

Date: November 14, 2002	PACIFIC AEROSPACE & ELECTRONICS, INC.
	By	/s/ DONALD A. WRIGHT

DONALD A. WRIGHT President and Chief Executive Officer

CERTIFICATIONS

Pursuant to the requirements of Section 302 of the Sarbanes-Oxley Act of 2002,

I, Donald A. Wright, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Pacific Aerospace & Electronics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 14, 2002
/s/ Donald A. Wright

Donald A. Wright Director, President and Chief Executive Officer

Pursuant to the requirements of Section 302 of the Sarbanes-Oxley Act of 2002,

I, Charles A. Miracle, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Pacific Aerospace & Electronics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 14, 2002	/s/ Charles A. Miracle

Charles A. Miracle Vice President Finance, Treasurer, Chief Financial Officer and Assistant Secretary

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.2	Closing Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.3	Asset Purchase Agreement between MCE Technologies Incorporated and Skagit Engineering & Manufacturing, Inc., dated May 4, 2001.(43)
2.4	Agreement for Purchase and Sale of Assets between Teledyne Technologies Incorporated and Electronic Specialty Corporation, dated February 21, 2001.(43)
3.1	Articles of Incorporation of Pacific Aerospace & Electronics, Inc.(6)
3.2	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected.(8)
3.3	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock.(20)
3.4	Bylaws of Pacific Aerospace & Electronics, Inc., as amended.(35)
3.5	Articles of Amendment of Pacific Aerospace & Electronics, Inc. filed March 19, 2002.(44)
3.6	Designation of Rights and Preferences for Series C Voting Convertible Preferred Stock of Pacific Aerospace and Electronics, Inc.(44)
4.1	Form of specimen certificate for common stock.(6)
4.2	Form of specimen certificate for public warrants.(6)
4.3	Form of specimen certificate for the Series A Convertible Preferred Stock.(8)
4.4	Form of specimen certificate for the Series B Convertible Preferred Stock.(20)
4.5	Form of common stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998.(20)
4.6	Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996.(4)

Exhibit
Number	Description

4.7	Amendment No. 1, dated as of May 26, 2000, to the Warrant Agreement, dated as of July 1, 1996, between Pacific Aerospace & Electronics, Inc., as successor to PCT Holdings, Inc., and Interwest Transfer Co., Inc.(32)

4.8	Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(10)
4.9	Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(10)
4.10	Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996.(10)
4.11	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997.(9)
4.12	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997.(9)
4.13	Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company’s Series B Convertible Preferred Stock.(20)
4.14	Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

4.15	Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(18)

4.16	Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

4.17	Form of Global Note by Pacific Aerospace & Electronics, Inc.(18)
4.18	Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc.(25)
4.19	Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.20	Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.21	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.22	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.23	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.24	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.25	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.26	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.27	Letter agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc. and Bay Harbor Investments, Inc., dated as of February 15, 2001.(40)

Exhibit
Number	Description

4.28	Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000.(34)
4.29	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.30	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.31	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.32	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.33	Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

4.34	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated March 1, 2001, in the amount of $6,459,361.00.(41)

4.35	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00.(41)

4.36	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00.(41)

4.37	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00.(41)

4.38	Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

4.39	Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc.,

Exhibit
Number	Description

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
11-1/4% Senior Subordinated Notes due 2005, dated as of March 19, 2002.(44)

4.55	Global 10% Senior Subordinated Pay-In-Kind Note due 2007.(44)
4.56	Subsidiary Guarantee dated March 19, 2002 executed by Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. in favor of the holders of 10% Senior Subordinated Pay-In-Kind Notes due 2007.(44)

4.57	Conversion Adjustment Agreement dated as of March 19, 2002, by and among Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., GSC Recovery II, L.P., Alliance Capital Management L.P., M.W. Post Advisory Group L.L.C., William E. Simon & Sons Special Situation Partners II, L.P. and HBK Master Fund L.P.(44)

10.1	Amended and Restated Stock Incentive Plan.(5)
10.2	Amendment No. 1 to the Amended and Restated Stock Incentive Plan.(19)
10.3	Amended and Restated Independent Director Stock Plan.(21)
10.4	1999 Stock Incentive Plan(30)
10.5	1997 Employee Stock Purchase Plan.(11)
10.6	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)
10.7	Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.8	Amendment No. 2 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(43)
10.9	Employment Agreement between Pacific Aerospace & Electronics, Inc. and Donald A. Wright dated March 19, 2002.(44)
10.10	Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger.(27)
10.11	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger(43)
10.12	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)
10.13	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(43)
10.14	Separation Letter dated August 15, 2001 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde.(43)
10.15	Waiver and Release dated August 17, 2001 from Nick A. Gerde to Pacific Aerospace & Electronics, Inc.(43)
10.16	Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)
10.17	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(43)
10.18	Incentive Compensation Program.(35)
10.19	Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.20	Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.21	Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)

Exhibit
Number	Description

10.22	Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.23	Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)
10.24	Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.25	Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(22)
10.26	Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association(29)
10.27	Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(35)
10.28	Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.29	Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.30	Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.31	Modification and/or Extension Agreement dated February 7, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(39)
10.32	Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of Key Bank Washington.(43)
10.33	Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)
10.34	Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S. Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.35	Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.36	Escrow Note in the original principal amount of $160,000.00, from U.S. Castings, LLC and USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.37	U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.38	First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.39	USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.40	First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.41	General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc.(U.S. Aerospace Group and European Aerospace Group).(31)
10.42	Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(1)(31)
10.43	Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.44	Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(27)
10.45	Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(37)
10.46	Rescission and Termination Agreement, dated July 31, 2001, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(43)
10.47	Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren’s Education Trust.(37)

Exhibit
Number	Description

10.48	Consent executed by KeyBank National Association in favor of the Company and Pacific Coast Technologies, Inc. dated as of March 18, 2002.(45)
10.49	Forbearance Agreement executed by KeyBank National Association in favor of the Company dated as of March 15, 2002.(45)
10.50	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Headquarters building— 430 Olds Station Road).(45)

10.51	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Bonded Metals Division— 2249 Diamond Point Road, Sequim WA).(45)

10.52	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Cashmere Warehouse— 209 Mission Street, Cashmere, WA).(45)

10.53	Note Purchase Agreement by and among Pacific Aerospace & Electronics, Inc., the Initial Purchaser and First Union National Bank dated as of March 19, 2002.(45)
10.54	Employment Agreement by and between the Company and Donald A. Wright dated as of March 19, 2002.(46)
10.55	Termination and Severance Agreement of Werner Hafelfinger.(44)
10.56	Termination and Severance Agreement of Sheryl A. Symonds.(44)
10.57	Separation Letter to Nick A. Gerde.(43)
21.1	List of Subsidiaries(46)
23.1	Consent of KPMG LLP(47)
99.1	Certification of Donald A. Wright pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(47)
99.2	Certification of Charles A. Miracle pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(47)

(1)	Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1995.

(3)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on June 19, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1996.

(5)	Incorporated by reference to the Company’s Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.

(7)	Incorporated by reference to the Company’s Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 11, 1997.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.

(12)	Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on December 3, 1997.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on May 1, 1998.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 10, 1998.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 1998.

(19)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 7, 1997.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 1998.

(21)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1998.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 30, 1998.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.

(25)	Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.

(26)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 30, 1999.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.

(30)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1999.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2000.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2000.

(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 28, 2000.

(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.

(36)	Incorporated by reference to the first amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on October 13, 2000.

(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.

(38)	Incorporated by reference to the second amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on January 18, 2001.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2001.

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2001.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2001.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2001.

(43)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, as filed on August 27, 2001.

(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 2002.

(45)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(46)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, as filed on September 10, 2002.

(47)	Filed with this report.