Form 10-K/A
period 2002-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2002-12-06
CIK 790023

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

Amendment No. 2

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

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Cash flows expected to be generated by an asset are estimated based upon historical cash flows from the asset, current and expected market conditions related to products produced by the asset and the asset’s disposal value. Those estimates may not be accurate if actual market conditions or disposal value are different than expected. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value of an asset is estimated to be the present value of its expected future cash flows. Present value of expected future cash flows is dependent upon identifying the appropriate interest rate to use in the calculation commensurate with the risks involved. We determine the appropriate interest rate for the calculation based upon the rate that would be required for a similar investment with like risks for the assets being evaluated. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. Differences could result in the amount or timing of write-downs for any period if we make different judgments or use different estimates.

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

Management determined the value of the equity instruments issued to the Noteholders to be 97.5% of the midpoint of the total estimated equity value range of the Company as determined by a valuation analysis performed by management. The total equity value range, on a post-conversion basis, was approximately $14.2 million to $29.2 million.

The valuation analysis included estimates of equity value based upon market multiple methodology, comparable transaction methodology and discounted cash flow methodology. The results were adjusted to reflect current assets, including certain tax benefit assets and marketability discounts. Some of the major assumptions used in the valuation analysis included projections of our future cash flows, appropriate comparable companies in both the electronics and aerospace industries and applicable discount rates. The results of our valuation could have been materially different if different assumptions had been used.

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

Management determined the value of the equity instruments issued to the Noteholders to be 97.5% of the midpoint of the total estimated equity value range of the Company as determined by a valuation analysis performed by management. The total equity value range, on a post-conversion basis, was approximately $14.2 million to $29.2 million.

The valuation analysis included estimates of equity value based upon market multiple methodology, comparable transaction methodology and discounted cash flow methodology. The results were adjusted to reflect current assets, including certain tax benefit assets and marketability discounts. Some of the major assumptions used in the valuation analysis included projections of our future cash flows, appropriate comparable companies in both the electronics and aerospace industries and applicable discount rates. The results of our valuation could have been materially different if different assumptions had been used.

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

	83,045,357

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2001 and 2002

In July 2000, the Company issued 4,654,636 warrants to purchase common stock in connection with a private placement of its common stock. The value of the warrants was included in the purchase price of the common stock and was recorded as equity. In March 2001, the Company issued 4,729,052 warrants to purchase common stock in connection with a private placement of notes. The warrants were valued at $1,886,000 using the Black Scholes method of determining fair value and were classified on the balance sheet as deferred financing costs. The assumptions used under the Black Scholes method were volatility 135.71%, risk free rate of return 6%, dividend yield 0% and life of 5 years.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth in summary form the compensation paid by the Company to the Chief Executive Officer and to the Company’s three most highly compensated executive officers (the “Named Executives”) for services in all capacities to the Company for the last three fiscal years:

		Annual	Long-Term
		Compensation	Compensation
			Securities	Restricted		Value of		Other Annual
Name and	Fiscal		Underlying	Stock		Restricted		Compensation
Principal Position	Year	Salary($)	Options/SARs(#)(1)	Awards		Stock		($)

Donald A. Wright	2002	325,015	—	238,095	(9)(12)	$50,000	(13)	43,178	(3)
CEO and President	2001	335,809	75,000	—				7,316	(3)
	2000	292,008	450,000 (2)	—				5,800	(3)
Werner Hafelfinger(5)	2002	219,231	—	47,619	(10)(12)	$10,000	(14)	—
Former COO, V.P.	2001	200,000	37,500	—				2,438	(4)
Operations	2000	175,000	100,000 (2)	—				2,500	(4)
Nick A. Gerde(6)	2002	155,714	—	47,619	(11)(12)	$10,000	(15)	—
Former CFO, VP Finance,	2001	150,000	37,500	—				2,438	(4)
Treasurer and Assistant	2000	140,000	100,000 (2)	—				2,500	(4)
Secretary
Sheryl A. Symonds(7)	2002	231,519	—	47,619	(8)(12)	$10,000	(16)	—
Former V.P.	2001	190,473	37,500	—				—
Administration,	2000	176,364	100,000 (2)	—				—
General Counsel and Secretary

(1)	Represents options to purchase shares of Common Stock.

(2)	One-half of these options were granted in June 1999 with respect to fiscal 1999, and one-half were granted in May 2000 with respect to fiscal 2000.

(3)	Represents estimated value of the personal use of a Company vehicle and premiums on $2 million of key-man life insurance denoting Mr. Wright’s spouse as beneficiary.

(4)	Represents estimated value of the personal use of a Company vehicle.

(5)	Mr. Hafelfinger’s employment with the Company terminated on May 17, 2002.

(6)	Mr. Gerde’s employment with the Company terminated on August 15, 2001.

(7)	Mrs. Symonds’ employment with the Company terminated on February 28, 2002.

(8)	Represents the issuance of 47,619 shares of common stock in lieu of a portion of Ms. Symonds’ annual salary valued at $10,000 at the time of issuance.

(9)	Represents the issuance of 238,095 shares of common stock in lieu of a portion of Mr. Wright’s annual salary valued at $50,000 at the time of issuance.

(10)	Represents the issuance of 47,619 shares of common stock in lieu of a portion of Mr. Hafelfinger’s annual salary valued at $10,000 at the time of issuance.

(11)	Represents the issuance of 47,619 shares of common stock in lieu of a portion of Mr. Gerde’s annual salary valued at $10,000 at the time of issuance.

(12)	The value of the common stock was valued using the average closing price of the stock for the five days immediately preceding June 1, 2001.

(13)	At the end of the last fiscal year, Mr. Wright held 238,095 shares of restricted stock valued at $14,285, based on the last reported trading price of the Common Stock as of May 31, 2002. The restricted stock is fully vested and does not pay any dividends.

(14)	At the end of the last fiscal year, Mr. Hafelfinger held 47,619 shares of restricted stock valued at $2,857, based on the last reported trading price of the Common Stock as of May 31, 2002. The restricted stock is fully vested and does not pay any dividends.

(15)	At the end of the last fiscal year, Mr. Gerde held 47,619 shares of restricted stock valued at $2,857, based on the last reported trading price of the Common Stock as of May 31, 2002. The restricted stock is fully vested and does not pay any dividends.

(16)	At the end of the last fiscal year, Ms. Symonds held 47,619 shares of restricted stock valued at $2,857, based on the last reported trading price of the Common Stock as of May 31, 2002. The restricted stock is fully vested and does not pay any dividends.

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

	Common Stock			Series C Preferred Stock

	Number of shares		Percent of	Number of shares		Percent of
	beneficially		Class	beneficially	Percent of	Voting
	owned(†)		(††)	owned(†)	Cass	Stock(†††)

Matthew C. Kaufman(1) GSCP Recovery, Inc. GSC Recovery II, L.P. 500 Campus Drive, Suite 220 Florham Park, NJ 07932	2,644,656,383	(2)	97.67%	541 shares (convertible into 2,617,001,472 shares of Common Stock)	53.78%	53.36%

Philip Raygorodetsky(1) GSCP Recovery, Inc. GSC Recovery II, L.P. 500 Campus Drive, Suite 220 Florham Park, NJ 07932	2,644,656,383	(2)	97.67%	541 shares (convertible into 2,617,001,472 shares of Common Stock)	53.78%	53.36%

Richard W. Detweiler Carlisle Enterprises, L.L.C. 7777 Fay Avenue, Suite 200 La Jolla, CA 92037	0		*	0	*	*

GSCP Recovery, Inc.(3) GSC Recovery II, L.P. 500 Campus Drive, Suite 220 Florham Park, NJ 07932	2,644,656,383	(2)	97.67%	541 shares (convertible into 2,617,001,472 shares of Common Stock)	53.78%	53.36%

Carl H. Goldsmith(4) M.W. Post Advisory Group L.L.C. 1880 Century Park East, Suite 820 Los Angeles, CA 90067	4,161,126,746	(5)	99.06%	852 shares (convertible into 4,161,126,746 shares of Common Stock)	84.94%	83.95%

M.W. Post Advisory Group L.L.C.(6) 1880 Century Park East, Suite 820 Los Angeles, CA 90067	4,161,126,746	(5)	99.06%	852 shares (convertible into 4,161,126,746 shares of Common Stock)	84.94%	83.95%

Alliance Capital Management, L.P.(7) 1345 Avenue of the Americas, 39th Floor New York, NY 10105	621,343,397	(8)	88.67%	125 shares (convertible into 614,853,455 shares of Common Stock)	13.34%	13.24%

William E. Simon & Sons Special Situation Partners II, L.P.(9) 10990 Wilshire Blvd., Suite 500 Los Angeles, CA 90024	192,984,266	(10)	68.51%	39 shares (convertible into 190,966,249 shares of Common Stock)	3.92%	3.89%

HBK Investments, L.P.(11) 300 Crescent Court, Suite 700 Dallas, TX 75201	56,087,635	(12)	38.26%	4 shares (convertible into 22,534,017 shares of Common Stock)	*	*

	Common Stock			Series C Preferred Stock

	Number of shares		Percent of	Number of shares		Percent of
	beneficially		Class	beneficially	Percent of	Voting
	owned(†)		(††)	owned(†)	Class	Stock(†††)

DDJ Capital Management, LLC(13) 141 Linden St., #S-4 Wellesley, MA 02482 Strong River Investments, Inc.(15)	15,293,149	(14)	*	0	*	*

Strong River Investments, Inc.(15) c/o Gonzales-Ruiz & Aleman (BVI) Limited Wickhams Cay 1, Vanterpool Plaza P.O. Box 873 Road Town, Tortolla — BVI	33,315,492	(16)	*	0	*	*

Bay Harbor Investments Inc.(18) c/o Gonzales-Ruiz & Aleman (BVI) Limited Wickhams Cay 1, Vanterpool Plaza P.O. Box 873 Road Town, Tortolla — BVI	33,315,492	(17)	*	0	*	*

Donald A. Wright President and Chief Executive Officer c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	2,985,705	(19)	*	0	*	*

Charles Miracle Chief Financial Officer c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	11,121	(20)	*	0	*	*

Werner Hafelfinger Former Chief Operating Officer c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	409,780	(22)	*	0	*	*

Nick A. Gerde Former Chief Financial Officer c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	369,225	(23)	*	0	*	*

Sheryl A. Symonds Former Secretary and General Counsel c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	352,463	(24)	*	0	*	*

All executive officers and current directors as a group (6 persons)	45,622,764	(21)	99.02%	807 shares (convertible into 3,926,648,010 shares of Common Stock)	80.70%	80.12%

*	Less than 1%.

(†)	Shares that a person has the right to acquire by exercise or conversion within 60 days of the date of this Proxy Statement are treated as outstanding for determining the amount and percentage of Common Stock owned by such person, but are not deemed to be outstanding as to any other person or group.

(††)	This figure represents the beneficial ownership percentage of each party assuming that no other party converts its convertible securities of the Company, as required by the Commission. However, the percentages presented under this heading overstate actual ownership significantly because the terms of the Series C Preferred Stock require that all shares thereof be converted at the same time. The actual beneficial ownership percentage of each party owning Series C Preferred Stock (assuming conversion of the entirety of Series C Preferred Stock at the same time) is set forth in the column entitled “Percent of Voting Stock.”

(†††)	Because the terms of the Series C Preferred Stock require that all of such shares be converted at the same time, this column represents the beneficial ownership percentage of each entity assuming (i) that the Series C Preferred Stock converts in full at the same time, and (ii) that no other exercisable or convertible securities are exercised or converted.

(1)	Mr. Kaufman is an officer and Mr. Raygorodetsky is an employee of GSCP Recovery, Inc. and GSC Recovery II, L.P. and each may be deemed to share voting and investment power with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P. Messrs. Kaufman and Raygorodetsky disclaim beneficial ownership with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P.

(2)	Includes (a) 27,654,911 shares of Common Stock of which 8,072,070 shares are owned of record by GSC Recovery II, L.P. and 19,582,841 shares are owned of record by GSCP Recovery, Inc.; and (b) 541 shares of Series C Preferred Stock convertible into 2,617,001,472 shares of Common Stock, of which 158 shares of Series C Preferred Stock are owned of record by GSC Recovery II, L.P. and 583 shares of Series C Preferred Stock are owned of record by GSCP Recovery, Inc.

(3)	Each of GSC Recovery II GP, L.P., GSC RII, L.L.C., GSCP (NJ) Holdings, L.P., GSCP (NJ), Inc., Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Street Employees Fund, L.P., Greenwich Fund, L.P., TRV Executive Fund, L.P., Greenwich Street Investments II, L.L.C. and GSCP (NJ), L.P., as affiliated entities, may be deemed to have shared voting and investment power with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P. Each of Keith W. Abell, Alfred C. Eckert III, Robert A. Hamwee, Richard M. Hayden, Thomas V. Inglesby, Matthew C. Kaufman, Sanjay H. Patel and Christine K. Vanden Beukel, as managing members of GSCP (NJ), Inc., may be deemed to have shared voting and investment power with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P. Each of Keith W. Abell, Alfred C. Eckert III, Robert A. Hamwee, Richard M. Hayden, Thomas V. Inglesby, Matthew C. Kaufman, Sanjay H. Patel and Christine K. Vanden Beukel, disclaims beneficial ownership with respect to the shares hold by GSCP Recovery, Inc. and GSC Recovery II, L.P.

(4)	Mr. Goldsmith is a managing director of M.W. Post Advisory Group, L.L.C. (“M.W. Post”) and may be deemed to share voting and investment power with respect to the shares held by M.W. Post. Mr. Goldsmith disclaims beneficial ownership with respect to the shares of the Company held by M.W. Post.

(5)	As set forth in the Schedule 13D filed with the Commission on May 31, 2002, M.W. Post reports (i) shared voting power with respect to 4,161,126,746 shares of the Company in connection with its association with a voting group of certain Noteholders, and (ii) shared dispositive power with respect to 1,323,486,097 shares. However, M.W. Post claims beneficial ownership only with respect to 3,968,142,480 shares over which it and the certain GSC entities have shared voting power. In connection with the Exchange, M.W. Post received (i) 13,839,559 shares of Common Stock and (ii) 271 shares of Series C Preferred Stock convertible into 1,309,646,538 shares of Common Stock.

(6)	Carl H. Goldsmith may be deemed to have shared voting and investment power with respect to the shares held by M.W. Post as a managing director of M.W. Post. Mr. Goldsmith disclaims beneficial ownership with respect to the shares of the Company held by M.W. Post. As set forth in the Schedule 13D filed with the Commission on May 31, 2002, M.W. Post reports (i) shared voting power with respect to 4,161,126,746 shares of the Company in connection with its association with certain GSC entities, and (ii) shared dispositive power with respect to 1,323,486,097 shares. However, M.W. Post claims beneficial ownership only with respect to 3,968,142,480 shares over which it and the certain GSC entities have shared voting power. In connection with the Exchange, M.W. Post received (i) 13,839,559 shares of Common Stock and (ii) 271 shares of Series C Preferred Stock convertible into 1,309,646,538 shares of Common Stock.

(7)	Alliance Capital Management, L.P. may be deemed to have investment power over the shares held on behalf of Nikko Alliance Compass Fund A, Alliance Capital Management Global Investments — U.S. High Yield Fund, The Alliance High Yield Fund, CGCM High Yield Investments and The Equitable Life Assurance Society of the United States. Alliance Capital Management, L.P. may be deemed to have voting power with respect to the shares held on behalf of Alliance Capital Management Global Investments — U.S. High Yield Fund, The Alliance High Yield Fund and CGCM High Yield Investments. Each of Nikko Alliance Compass Fund A and The Equitable Life Assurance Society of the United State may be deemed to have voting power with respect to the shares held on their behalf by Alliance Capital Management, L.P. Alliance Capital is an investment adviser registered under the Investment Advisors Act of 1940. In its fiduciary capacity as an investment adviser, Alliance Capital has been granted authority to vote proxies on behalf of its discretionary client accounts. Alliance exercises this voting authority solely for the best interests of its clients.

(8)	Includes (a) 6,489,942 shares of Common Stock and (b) 125 shares of Series C Preferred Stock convertible into 614,853,455 shares of Common Stock.

(9)	Each of William E. Simon & Sons Special Situations II, L.L.C. and WESKIDS III, LLC, as affiliated entities, may be deemed to have shared voting and investment power with respect to the shares held by William E. Simon & Sons Special Situation Partners II, L.P. This information was obtained from the 13D filed May 31, 2002 by WESKIDS III, L.L.C.

(10)	Includes (a) 2,018,017 shares of Common Stock and (b) 39 shares of Series C Preferred Stock convertible into 190,966,249 shares of Common Stock.

(11)	Each of Harlan B. Korenvaes, Kenneth M. Hirsh, Laurence H. Lebowitz, William E. Rose, Richard L. Booth, David C. Haley and Jamiel A. Akhtar may be deemed to have voting and investment control over such securities as the members of HBK Management LLC, the general partner of HBK Partners II L.P., which is the general partner of HBK Investments L.P.

(12)	Includes (a) 238,126 shares of Common Stock, (b) 4 shares of Series C Preferred Stock convertible into 22,534,017 shares of Common Stock, and (c) warrants issued to Bay Harbor Investments Inc. which are exercisable for 33,315,492 shares of Common Stock (HBK Investments L.P. has voting and investment control over the securities of Bay Harbor Investments Inc. pursuant to a management agreement).

(13)	Each of B III Capital Partners, L.P., DDJ Capital III, LLC, B II-A Capital Partners, L.P. and GP III-A, LLC, as affiliates of DDJ Capital Management, LLC, may be deemed to have shared voting and investment power over the shares held by DDJ Capital Management, LLC. This information was obtained from the Schedule 13D/A filed by the foregoing entities with the Commission on September 4, 2002.

(14)	This figure represents warrants that originally provided for the purchase of 4,036,978 shares of Common Stock at an exercise price of $0.001 per share are held by affiliates of DDJ Capital Management, LLC, as follows: B III Capital Partners, L.P. — 1,883,923 shares; DDJ Canadian High Yield Fund — 538,263 shares; B III-A Capital Partners, L.P. — 807,396 shares; State Street Bank & Trust, Custodian — 807,396 shares. The Exchange, however, triggered an anti-dilution adjustment under each of the warrants listed above in this footnote, increasing the number of shares of Common Stock receivable upon exercise of these warrants to an aggregate of 15,293,149 shares. The exercise price of each of the warrants remains at $0.001 per share, the par value of the Common Stock. The magnitude of the increase results directly from the price of the new shares issued in the Exchange. Because the per share consideration for the these shares was far less than either the market price of the Company’s common stock, in the case of the warrant issued to DDJ, and the exercise price of the warrants, in the case of the warrants issued to Strong River and Bay Harbor, the adjustments to the warrants were sizeable.

(15)	As set forth in Schedule 13G filed by Strong River Investments, Inc. with the Commission on May 15, 2001, Cavallo Capital Corp., may be deemed to have shared voting and shared dispositive power over the shares held by Strong River Investments, Inc.

(16)	Represents shares issuable upon exercise of a warrant issued to Strong River Investments, Inc. that originally provided for the purchase of 192,500 shares of Common Stock at an exercise price of $2.01 per share. The Exchange, however, triggered an anti-dilution adjustment under the warrant, increasing the number of shares of Common Stock receivable upon exercise of the warrant to an aggregate amount of 33,315,492. The exercise price of the warrant was adjusted downward to equal the per share purchase price of the equity securities issued in the Exchange. The magnitude of this increase results directly from the price of the new shares issued in the Exchange. Because the per share consideration for the these shares was far less than either the market price of the Company’s common stock, in the case of the warrant issued to DDJ, and the exercise price of the warrants, in the case of the warrants issued to Strong River Investments, Inc. and Bay Harbor Investments Inc., the adjustments to the warrants were sizeable. This information was obtained from the Schedule 13G filed with the Commission May 15, 2001 by Strong River Investments, Inc.

(17)	Represents shares issuable upon exercise of a warrant issued to Bay Harbor Investments, Inc. that originally provided for the purchase of 192,500 shares of Common Stock at an exercise price of $2.01 per share. The Exchange, however, triggered an anti-dilution adjustment under the warrant, increasing the number of shares of Common Stock receivable upon exercise of the warrant to an aggregate amount of 33,315,492. The exercise price of the warrant was adjusted downward to equal the per share purchase price of the equity securities issued in the Exchange. The magnitude of this increase results directly from the price of the new shares issued in the Exchange. Because the per share consideration for the these shares was far less than either the market price of the Company’s common stock, in the case of the warrant issued to DDJ, and the exercise price of the warrants, in the case of the warrants issued to Strong River Investments, Inc. and Bay Harbor Investments Inc., the adjustments to the warrants were sizeable.

(18)	HBK Investments L.P. has voting and investment control over the securities of Bay Harbor Investments Inc. pursuant to a management agreement. Each of Harlan B. Korenvaes, Kenneth M. Hirsh, Laurence H. Lebowitz, William E. Rose, Richard L. Booth, David C. Haley and Jamiel A. Akhtar may be deemed to have voting and investment control over such securities as the members of HBK Management LLC, the general partner of HBK Partners II L.P., which is the general partner of HBK Investments L.P.

(19)	Includes (a) 674,145 shares of Common Stock, (b) 4,000 shares issuable upon exercise of public warrants, (c) 100,000 shares issuable upon exercise of a private warrant and (d) 2,207,560 shares issuable upon exercise of vested stock options.

(20)	Includes (a) 3,621 shares of Common Stock and (b) 7,500 shares issuable upon exercise of vested stock options.

(21)	Includes (a) 42,525,148 shares of Common Stock, (b) 4,000 shares issuable upon exercise of public warrants, (c) 100,000 shares issuable upon exercise of a private warrant and (d) 2,993,616 shares issuable upon exercise of vested stock options.

(22)	Includes (a) 212,280 shares of common stock and (b) 197,500 shares issuable upon exercise of vested stock options, as reported on such former officer’s Form 4 filed July 19, 2001 and stock option records of the Company.

(23)	Includes (a) 85,669 shares of common stock and (b) 283,556 shares issuable on exercise of vested stock options, as reported on such officer’s Form 4 filed June 7, 2001 and stock option records of the Company.

(24)	Includes (a) 54,963 shares of common stock and (b) 297,500 shares issuable on exercise of vested stock options, as reported on such officer’s Form 4 filed June 7, 2001 and stock option records of the Company.

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

(a)(3)	Exhibits

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.2	Closing Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.3	Asset Purchase Agreement between MCE Technologies Incorporated and Skagit Engineering & Manufacturing, Inc., dated May 4, 2001.(43)
2.4	Agreement for Purchase and Sale of Assets between Teledyne Technologies Incorporated and Electronic Specialty Corporation, dated February 21, 2001.(43)
3.1	Articles of Incorporation of Pacific Aerospace & Electronics, Inc.(6)
3.2	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected.(8)
3.3	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock.(20)
3.4	Bylaws of Pacific Aerospace & Electronics, Inc., as amended.(35)
3.5	Articles of Amendment of Pacific Aerospace & Electronics, Inc. filed March 19, 2002.(44)
3.6	Designation of Rights and Preferences for Series C Voting Convertible Preferred Stock of Pacific Aerospace and Electronics, Inc.(45)
4.1	Form of specimen certificate for common stock.(6)
4.2	Form of specimen certificate for public warrants.(6)
4.3	Form of specimen certificate for the Series A Convertible Preferred Stock.(8)
4.4	Form of specimen certificate for the Series B Convertible Preferred Stock.(20)
4.5	Form of common stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998.(20)
4.6	Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1,

Exhibit
Number	Description

1996.(4)
4.7	Amendment No. 1, dated as of May 26, 2000, to the Warrant Agreement, dated as of July 1, 1996, between Pacific Aerospace & Electronics, Inc., as successor to PCT Holdings, Inc., and Interwest Transfer Co., Inc.(32)

4.8	Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(10)
4.9	Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(10)
4.10	Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996.(10)
4.11	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997.(9)
4.12	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997.(9)
4.13	Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company’s Series B Convertible Preferred Stock.(20)
4.14	Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

4.15	Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(18)

4.16	Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

4.17	Form of Global Note by Pacific Aerospace & Electronics, Inc.(18)
4.18	Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc.(25)
4.19	Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.20	Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.21	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.22	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.23	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.24	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.25	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.26	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.27	Letter agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc.

Exhibit
Number	Description

and Bay Harbor Investments, Inc., dated as of February 15, 2001.(40)
4.28	Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000.(34)
4.29	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.30	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.31	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.32	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.33	Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

4.34	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated March 1, 2001, in the amount of $6,459,361.00.(41)

4.35	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00.(41)

4.36	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00.(41)

4.37	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00.(41)

4.38	Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

Exhibit
Number	Description

4.39	Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

4.40	Pledge Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., PA&E International, Inc., Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

4.41	Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001.(41)
4.42	Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of common stock.(41)
4.43	Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of common stock.(41)
4.44	Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of common stock.(41)
4.45	Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of common stock.(41)
4.46	Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001.(41)
4.47	Warrant Agreement by and among Pacific Aerospace & Electronics, Inc. and First Albany Corporation, dated April 9, 2001.(43)
4.48	Warrant Certificate, dated April 9, 2001, issued to First Albany Corporation, exercisable for 692,074 shares of common stock.(43)
4.49	Indenture dated as of March 19, 2002 among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International Inc., Seismic Safety Products, Inc. and Skagit Engineering and Manufacturing, Inc., each as guarantors, and U.S. Bank National Association as Trustee.(45)

4.50	5.0% Senior Secured Note due May 1, 2007.(45)
4.51	Subsidiary Guaranty Agreement dated March 25, 2002, executed by Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., and Skagit Engineering & Manufacturing, Inc., in favor of the holders of 5% senior secured notes due 2007 and First Union National Bank, as Collateral Agent.(45)

4.52	Security Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., and First Union National Bank, as Collateral Agent.(45)

4.53	Stock Pledge Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., PA&E International, Inc. and First Union National Bank, as collateral agent.(45)

Exhibit
Number	Description

4.54	Exchange Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. and certain holders of the Company’s 111/4% Senior Subordinated Notes due 2005, dated as of March 19, 2002.(45)

4.55	Global 10% Senior Subordinated Pay-In-Kind Note due 2007.(45)
4.56	Subsidiary Guarantee dated March 19, 2002 executed by Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. in favor of the holders of 10% Senior Subordinated Pay-In-Kind Notes due 2007.(45)

4.57	Conversion Adjustment Agreement dated as of March 19, 2002, by and among Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., GSC Recovery II, L.P., Alliance Capital Management L.P., M.W. Post Advisory Group L.L.C., William E. Simon & Sons Special Situation Partners II, L.P. and HBK Master Fund L.P.(45)

10.1	Amended and Restated Stock Incentive Plan.(5)
10.2	Amendment No. 1 to the Amended and Restated Stock Incentive Plan.(19)
10.3	Amended and Restated Independent Director Stock Plan.(21)
10.4	1999 Stock Incentive Plan(30)
10.5	1997 Employee Stock Purchase Plan.(11)
10.6	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)
10.7	Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.8	Amendment No. 2 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(43)
10.9	Employment Agreement between Pacific Aerospace & Electronics, Inc. and Donald A. Wright dated March 19, 2002.(45)
10.10	Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger.(27)
10.11	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger(43)
10.12	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)
10.13	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(43)
10.14	Separation Letter dated August 15, 2001 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde.(43)
10.15	Waiver and Release dated August 17, 2001 from Nick A. Gerde to Pacific Aerospace & Electronics, Inc.(43)
10.16	Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)
10.17	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(43)
10.18	Incentive Compensation Program.(35)
10.19	Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.20	Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.21	Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)

Exhibit
Number	Description

10.22	Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.23	Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)
10.24	Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.25	Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(22)
10.26	Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association(29)
10.27	Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(35)
10.28	Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.29	Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.30	Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.31	Modification and/or Extension Agreement dated February 7, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(39)
10.32	Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of Key Bank Washington.(43)
10.33	Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)
10.34	Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S. Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.35	Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.36	Escrow Note in the original principal amount of $160,000.00, from U.S. Castings, LLC and USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.37	U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.38	First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.39	USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.40	First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.41	General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc.(U.S. Aerospace Group and European Aerospace Group).(31)
10.42	Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(1)(31)
10.43	Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.44	Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(27)
10.45	Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(37)
10.46	Rescission and Termination Agreement, dated July 31, 2001, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(43)
10.47	Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren’s Education Trust.(37)

Exhibit
Number	Description

10.48	Consent executed by KeyBank National Association in favor of the Company and Pacific Coast Technologies, Inc. dated as of March 18, 2002.(45)
10.49	Forbearance Agreement executed by KeyBank National Association in favor of the Company dated as of March 15, 2002.(45)
10.50	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Headquarters building— 430 Olds Station Road).(45)

10.51	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Bonded Metals Division— 2249 Diamond Point Road, Sequim WA).(45)

10.52	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Cashmere Warehouse— 209 Mission Street, Cashmere, WA).(45)

10.53	Note Purchase Agreement by and among Pacific Aerospace & Electronics, Inc., the Initial Purchaser and First Union National Bank dated as of March 19, 2002.(45)
10.54	Termination and Severance Agreement of Werner Hafelfinger.(44)
10.55	Termination and Severance Agreement of Sheryl A. Symonds.(44)
21.1	List of Subsidiaries(46)
23.1	Consent of KPMG LLP(48)
99.1	Certification of Donald A. Wright pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(47)
99.2	Certification of Charles A. Miracle pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(47)

(1)	Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1995.

(3)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on June 19, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1996.

(5)	Incorporated by reference to the Company’s Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.

(7)	Incorporated by reference to the Company’s Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 11, 1997.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.

(12)	Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on December 3, 1997.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on May 1, 1998.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 10, 1998.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 1998.

(19)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 7, 1997.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 1998.

(21)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1998.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 30, 1998.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.

(25)	Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.

(26)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 30, 1999.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.

(30)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1999.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2000.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2000.

(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 28, 2000.

(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.

(36)	Incorporated by reference to the first amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on October 13, 2000.

(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.

(38)	Incorporated by reference to the second amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on January 18, 2001.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2001.

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2001.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2001.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2001.

(43)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, as filed on August 29, 2001.

(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 2002, as filed on April 15, 2002.

(45)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(46)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, as filed on September 10, 2002.

(47)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2002, as filed on November 15, 2002.

(48)	Filed with this report.

(b)	Reports on Form 8-K. Current reports filed during the last quarter of fiscal 2002 were as follows:

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

Date: December 6, 2002	PACIFIC AEROSPACE & ELECTRONICS, INC.
	By	/s/ DONALD A. WRIGHT

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

Date: December 6, 2002
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

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 6, 2002	/s/ Charles A. Miracle

Charles A. Miracle Vice President Finance, Treasurer, Chief Financial Officer and Assistant Secretary

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.2	Closing Agreement between Aeromet America, Inc., Pacific Aerospace & Electronics, Inc., U.S. Castings, LLC, USCRE Properties, LLC, and Advanced Aluminum, LLC, dated June 14, 2001.(42)
2.3	Asset Purchase Agreement between MCE Technologies Incorporated and Skagit Engineering & Manufacturing, Inc., dated May 4, 2001.(43)
2.4	Agreement for Purchase and Sale of Assets between Teledyne Technologies Incorporated and Electronic Specialty Corporation, dated February 21, 2001.(43)
3.1	Articles of Incorporation of Pacific Aerospace & Electronics, Inc.(6)
3.2	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected.(8)
3.3	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock.(20)
3.4	Bylaws of Pacific Aerospace & Electronics, Inc., as amended.(35)
3.5	Articles of Amendment of Pacific Aerospace & Electronics, Inc. filed March 19, 2002.(44)
3.6	Designation of Rights and Preferences for Series C Voting Convertible Preferred Stock of Pacific Aerospace and Electronics, Inc.(45)
4.1	Form of specimen certificate for common stock.(6)
4.2	Form of specimen certificate for public warrants.(6)
4.3	Form of specimen certificate for the Series A Convertible Preferred Stock.(8)
4.4	Form of specimen certificate for the Series B Convertible Preferred Stock.(20)
4.5	Form of common stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998.(20)
4.6	Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996.(4)

Exhibit
Number	Description

4.7	Amendment No. 1, dated as of May 26, 2000, to the Warrant Agreement, dated as of July 1, 1996, between Pacific Aerospace & Electronics, Inc., as successor to PCT Holdings, Inc., and Interwest Transfer Co., Inc.(32)

4.8	Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(10)
4.9	Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(10)
4.10	Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996.(10)
4.11	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997.(9)
4.12	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997.(9)
4.13	Securities Purchase Agreement, dated May 15, 1998, between Pacific Aerospace & Electronics, Inc. and the purchasers of the Company’s Series B Convertible Preferred Stock.(20)
4.14	Purchase Agreement dated as of July 23, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

4.15	Indenture dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and IBJ Schroder Bank & Trust Company.(18)

4.16	Registration Rights Agreement, dated as of July 30, 1998, between Pacific Aerospace & Electronics, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Morel Industries, Inc., Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., PA&E International, Inc. and Friedman, Billings, Ramsey & Co., Inc. and BancBoston Securities Inc.(18)

4.17	Form of Global Note by Pacific Aerospace & Electronics, Inc.(18)
4.18	Form of Subsidiary Guaranty from the U.S. subsidiaries of Pacific Aerospace & Electronics, Inc.(25)
4.19	Securities Purchase Agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.20	Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.21	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.22	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.23	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.24	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.25	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000.(33)
4.26	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000.(33)
4.27	Letter agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc. and Bay Harbor Investments, Inc., dated as of February 15, 2001.(40)

Exhibit
Number	Description

4.28	Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000.(34)
4.29	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.30	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.31	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.32	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(34)
4.33	Loan Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc., as Borrowers, Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, the Foreign Subsidiaries, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

4.34	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III Capital Partners, L.P., dated March 1, 2001, in the amount of $6,459,361.00.(41)

4.35	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of B III-A Capital Partners, L.P., dated March 1, 2001, in the amount of $2,768,298.00.(41)

4.36	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of DDJ Canadian High Yield Fund, dated March 1, 2001, in the amount of $1,845,531.00.(41)

4.37	Term Loan Note, executed by Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. in favor of State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, dated March 1, 2001, in the amount of $2,768,298.00.(41)

4.38	Security Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc. and PA&E International, Inc. and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

4.39	Intellectual Property Security Agreement, by and among Pacific Aerospace & Electronics, Inc.,

Exhibit
Number	Description

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

4.40	Pledge Agreement, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., PA&E International, Inc., Pacific A&E Limited, Pacific Aerospace & Electronics (UK) Limited, Aeromet International PLC, and DDJ Capital Management, LLC, as Agent for the Lenders, dated March 1, 2001.(41)

4.41	Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001.(41)
4.42	Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of common stock.(41)
4.43	Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of common stock.(41)
4.44	Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of common stock.(41)
4.45	Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of common stock.(41)
4.46	Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001.(41)
4.47	Warrant Agreement by and among Pacific Aerospace & Electronics, Inc. and First Albany Corporation, dated April 9, 2001.(43)
4.48	Warrant Certificate, dated April 9, 2001, issued to First Albany Corporation, exercisable for 692,074 shares of common stock.(43)
4.49	Indenture dated as of March 19, 2002 among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International Inc., Seismic Safety Products, Inc. and Skagit Engineering and Manufacturing, Inc., each as guarantors, and U.S. Bank National Association as Trustee.(45)

4.50	5.0% Senior Secured Note due May 1, 2007.(45)
4.51	Subsidiary Guaranty Agreement dated March 25, 2002, executed by Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., and Skagit Engineering & Manufacturing, Inc., in favor of the holders of 5% senior secured notes due 2007 and First Union National Bank, as Collateral Agent.(45)

4.52	Security Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., and First Union National Bank, as Collateral Agent.(45)

4.53	Stock Pledge Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., PA&E International, Inc. and First Union National Bank, as collateral agent.(45)
4.54	Exchange Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc.,

Exhibit
Number	Description

Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. and certain holders of the Company’s
11-1/4% Senior Subordinated Notes due 2005, dated as of March 19, 2002.(45)

4.55	Global 10% Senior Subordinated Pay-In-Kind Note due 2007.(45)
4.56	Subsidiary Guarantee dated March 19, 2002 executed by Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. in favor of the holders of 10% Senior Subordinated Pay-In-Kind Notes due 2007.(45)

4.57	Conversion Adjustment Agreement dated as of March 19, 2002, by and among Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., GSC Recovery II, L.P., Alliance Capital Management L.P., M.W. Post Advisory Group L.L.C., William E. Simon & Sons Special Situation Partners II, L.P. and HBK Master Fund L.P.(45)

10.1	Amended and Restated Stock Incentive Plan.(5)
10.2	Amendment No. 1 to the Amended and Restated Stock Incentive Plan.(19)
10.3	Amended and Restated Independent Director Stock Plan.(21)
10.4	1999 Stock Incentive Plan(30)
10.5	1997 Employee Stock Purchase Plan.(11)
10.6	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(9)
10.7	Amendment No. 1 to Employment Agreement, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.8	Amendment No. 2 to Employment Agreement, dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(43)
10.9	Employment Agreement between Pacific Aerospace & Electronics, Inc. and Donald A. Wright dated March 19, 2002.(45)
10.10	Employment Agreement, dated March 1, 1999, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger.(27)
10.11	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Werner Hafelfinger(43)
10.12	Employment Agreement, dated June 1, 1997, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(9)
10.13	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Nick A. Gerde.(43)
10.14	Separation Letter dated August 15, 2001 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde.(43)
10.15	Waiver and Release dated August 17, 2001 from Nick A. Gerde to Pacific Aerospace & Electronics, Inc.(43)
10.16	Employment Agreement, dated September 1, 1997, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(12)
10.17	Amendment No. 1 to Employment Agreement dated June 1, 2001, between Pacific Aerospace & Electronics, Inc. and Sheryl A. Symonds.(43)
10.18	Incentive Compensation Program.(35)
10.19	Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.20	Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(15)
10.21	Loan Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)

Exhibit
Number	Description

10.22	Promissory Note, dated September 22, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.23	Commercial Security Agreement, dated September 7, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(29)
10.24	Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(22)
10.25	Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(22)
10.26	Modification and/or Extension Agreement, dated October 6, 1999, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association(29)
10.27	Modification and/or Extension Agreement, dated September 6, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(35)
10.28	Modification and/or Extension Agreement, dated November 13, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.29	Modification and/or Extension Agreement dated November 28, 2000, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.30	Modification and/or Extension Agreement dated January 5, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(37)
10.31	Modification and/or Extension Agreement dated February 7, 2001, between Pacific Aerospace & Electronics, Inc. and KeyBank National Association.(39)
10.32	Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of Key Bank Washington.(43)
10.33	Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(20)
10.34	Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S. Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.35	Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.36	Escrow Note in the original principal amount of $160,000.00, from U.S. Castings, LLC and USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001.(42)
10.37	U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.38	First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.39	USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001.(42)
10.40	First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14, 2001.(42)
10.41	General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc.(U.S. Aerospace Group and European Aerospace Group).(31)
10.42	Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(1)(31)
10.43	Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright.(27)
10.44	Real Estate Agreement, dated January 15, 1999, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(27)
10.45	Real Estate Purchase and Sale Agreement dated December 29, 2000, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(37)
10.46	Rescission and Termination Agreement, dated July 31, 2001, between Pacific Aerospace & Electronics, Inc. and the Port of Chelan County.(43)
10.47	Agreement of Sale, dated October 23, 2000 between Balo Precision Parts, Inc. and D&G Group II, LLC, Louis E. and Mary E. Giresi Grandchildren’s Education Trust.(37)

Exhibit
Number	Description

10.48	Consent executed by KeyBank National Association in favor of the Company and Pacific Coast Technologies, Inc. dated as of March 18, 2002.(45)
10.49	Forbearance Agreement executed by KeyBank National Association in favor of the Company dated as of March 15, 2002.(45)
10.50	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Headquarters building— 430 Olds Station Road).(45)

10.51	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Bonded Metals Division— 2249 Diamond Point Road, Sequim WA).(45)

10.52	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan — Douglas County, Inc., and First Union National Bank (Cashmere Warehouse— 209 Mission Street, Cashmere, WA).(45)

10.53	Note Purchase Agreement by and among Pacific Aerospace & Electronics, Inc., the Initial Purchaser and First Union National Bank dated as of March 19, 2002.(45)
10.54	Termination and Severance Agreement of Werner Hafelfinger.(44)
10.55	Termination and Severance Agreement of Sheryl A. Symonds.(44)
21.1	List of Subsidiaries(46)
23.1	Consent of KPMG LLP(48)
99.1	Certification of Donald A. Wright pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(47)
99.2	Certification of Charles A. Miracle pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(47)

(1)	Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1995.

(3)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on June 19, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1996.

(5)	Incorporated by reference to the Company’s Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.

(7)	Incorporated by reference to the Company’s Registration Statement of Certain Successor Issuers on Form 8-B filed on February 6, 1997.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 11, 1997.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.

(12)	Incorporated by reference to the Post-Effective Amendment No. 1 to Form SB-2, filed on November 3, 1997.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 1997.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on December 3, 1997.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on May 1, 1998.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 10, 1998.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 1998.

(19)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 7, 1997.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 1998.

(21)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1998.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 30, 1998.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 1998.

(25)	Incorporated by reference to Registration Statement on Form S-4 filed on November 25, 1998.

(26)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on January 20, 1999.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 30, 1999.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 1999.

(30)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1999.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2000.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2000.

(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 28, 2000.

(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.

(36)	Incorporated by reference to the first amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on October 13, 2000.

(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2000.

(38)	Incorporated by reference to the second amendment on Form 10-K/A to the Company’s Annual Report for the fiscal year ended May 31, 2000, as filed on January 18, 2001.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2001.

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2001.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2001.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2001.

(43)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, as filed on August 29, 2001.

(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 2002, as filed on April 15, 2002.

(45)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(46)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, as filed on September 10, 2002.

(47)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2002, as filed on November 15, 2002.

(48)	Filed with this report.