Form 10-Q
period 2002-11-30
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2003-01-14
CIK 790023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [     ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan confirmed by court. Yes [     ] No [     ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 10, 2003, there were 90,734,386 shares outstanding of the Company’s Common Stock, par value $0.001 per share.

PART 1
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets – November 30, 2002 and May 31, 2002

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – Second Quarters and Six Months Ended November 30, 2002 and 2001.

Condensed Consolidated Statements of Cash Flow – Six Months Ended November 30, 2002 and 2001

Management’s Statement and Notes to Unaudited Condensed Consolidated Financial Statements – Second Quarter and Six Months Ended November 30, 2002

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
November 30, 2002 and May 31, 2002
(Unaudited)

	November 30,	May 31,
Assets	2002	2002

Current assets:
Cash	$4,558,000	5,619,000
Accounts receivable, net	10,559,000	12,226,000
Inventories	19,936,000	19,606,000
Deferred income taxes	—	118,000
Prepaid expense and other current assets	1,909,000	463,000

Total current assets	36,962,000	38,032,000

Property, plant and equipment, net	22,361,000	23,315,000

Other assets:
Goodwill, net	351,000	351,000
Patents, net	1,536,000	1,598,000
Deferred financing costs, net	1,042,000	1,147,000
Other assets	180,000	226,000

Total other assets	3,109,000	3,322,000

	$62,432,000	64,669,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,664,000	8,065,000
Accrued liabilities	1,959,000	4,254,000
Accrued interest	150,000	150,000
Current portion of long-term debt	570,000	799,000
Current portion of capital lease obligations	202,000	184,000

Total current liabilities	12,545,000	13,452,000
Long-term liabilities:
Long-term debt, net of current portion	25,346,000	24,831,000
Capital lease obligations, net of current portion	260,000	367,000
Senior subordinated notes payable	25,739,000	25,739,000
Deferred income taxes	734,000	872,000
Deferred rent and other	14,000	301,000

Total liabilities	64,638,000	65,562,000

Series C convertible preferred stock	18,715,000	18,715,000

Stockholders’ equity (deficit):
Common stock	91,000	91,000
Additional paid-in capital	87,070,000	87,070,000
Accumulated other comprehensive loss	(6,790,000)	(8,389,000)
Accumulated deficit	(101,292,000)	(98,380,000)

Total stockholders’ equity (deficit)	(20,921,000)	(19,608,000)

	$62,432,000	64,669,000

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Second Quarters and Six Months Ended November 30, 2002 and 2001
(Unaudited)

	Quarters Ended		Six Months Ended

	November 30,	November 30,	November 30,	November 30,
	2002	2001	2002	2001

Net sales	$16,453,000	21,579,000	32,509,000	45,008,000
Cost of sales	14,127,000	18,280,000	28,242,000	36,634,000

Gross profit	2,326,000	3,299,000	4,267,000	8,374,000
Operating expenses	2,611,000	3,716,000	5,618,000	7,434,000

Income (loss) from operations	(285,000)	(417,000)	(1,351,000)	940,000

Other income (expense):
Interest Income	38,000	33,000	64,000	41,000
Interest Expense	(1,002,000)	(4,423,000)	(1,974,000)	(7,528,000)
Other	60,000	(619,000)	72,000	(561,000)

Total other income (expense)	(904,000)	(5,009,000)	(1,838,000)	(8,048,000)

Net loss before income tax benefit (expense)	(1,189,000)	(5,426,000)	(3,189,000)	(7,108,000)
Income tax benefit (expense)	43,000	(486,000)	277,000	(848,000)

Net loss	(1,146,000)	(5,912,000)	(2,912,000)	(7,956,000)
Other comprehensive income (loss):
Foreign currency translation	134,000	(444,000)	1,599,000	138,000

Comprehensive loss	$(1,012,000)	(6,356,000)	(1,313,000)	(7,818,000)

Net loss per share
Basic	$(0.01)	(0.15)	(0.03)	(0.20)
Diluted	(0.01)	(0.15)	(0.03)	(0.20)
Shares used in computation of net loss per share:
Basic	90,734,000	39,315,000	90,734,000	39,287,000
Diluted	90,734,000	39,315,000	90,734,000	39,287,000

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended November 30, 2002 and 2001
(Unaudited)

	Six Months Ended

	November 30,	November 30,
	2002	2001

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$(281,000)	$823,000

Cash flow from investing activities:
Acquisition of property, plant and equipment	(541,000)	(2,031,000)
Proceeds from sale of property, plant and equipment	100,000	73,000

Net cash used in investing activities	(441,000)	(1,958,000)

Cash flow from financing activities:
Proceeds from long-term debt	—	45,000
Payments on long term debt and capital leases	(597,000)	(533,000)
Sale of common stock, net of issuance costs	—	68,000

Net cash used in financing activities	(597,000)	(420,000)

Net decrease in cash	(1,319,000)	(1,555,000)
Effect of exchange rates on cash	258,000	73,000
Cash at beginning of period	5,619,000	4,095,000

Cash at end of period	$4,558,000	$2,613,000

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
MANAGEMENT’S STATEMENT AND
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Second Quarter and Six Months Ended November 30, 2002

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

Certain information and footnote disclosures normally included in audited annual financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the year ended May 31, 2002.

The results of operations for the quarter and six months ended November 30, 2002 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

(1)  Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed on the basis of the weighted average number of common shares outstanding, using the “if-converted” method for convertible preferred stock, and for outstanding stock options and warrants, using the “treasury stock” method. As the Company had a net loss for the periods ended November 30, 2002 and 2001, basic and diluted net loss per share are the same.

The total number of anti-dilutive common stock equivalents related to options, warrants and convertible preferred stock as of November 30, 2002 and 2001 were 4,954,852,965 and 10,800,391, respectively. The Company, however, does not have enough common shares reserved for issuance to accommodate the full exercise of all of its outstanding options, warrants, and convertible stock at this time.

(2)  Inventories

Components of inventories are as follows:

		May 31,
	November 30, 2002	2002

Raw materials	$3,902,000	$3,927,000
Work in progress	10,236,000	10,085,000
Finished goods	5,798,000	5,594,000

Total	$19,936,000	$19,606,000

(3)  Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the six months ended November 30, 2002, cash used by operating activities was $281,000. The Company’s future success will depend heavily on its ability to generate cash from operating activities and to meet its obligations as they become due. The Company is focusing on initiatives that specifically address the need to increase cash provided by operating activities. These initiatives include, but are not limited to, staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls. In previous periods, the Company has also downsized, closed, or sold certain of its operations that had consistently produced negative cash flow. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional common stock or other securities, or sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash from operations, to sell additional common stock or other securities, or to sell its assets for amounts in excess of book value.

We were notified by one of our secured lenders that we are not in compliance with certain covenants of loans that are secured by a deed of trust on our headquarters building and other assets. Pursuant to a forbearance agreement dated December 19, 2002, our secured lender will forbear from declaring covenant defaults until the earlier of the date on which we regain compliance (thereby curing such covenant violations) or December 31, 2003.

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

Second quarter ended November 30, 2002

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$6,755,000	9,698,000	—	—	16,453,000
Income (loss) from operations	1,010,000	(222,000)	—	(1,073,000)	(285,000)
Identifiable assets	23,322,000	32,169,000	—	6,941,000	62,432,000
Capital expenditures	18,000	207,000	—	68,000	293,000
Depreciation and amortization	400,000	490,000	—	113,000	1,003,000
Interest income	—	13,000	—	25,000	38,000
Interest expense	44,000	300,000	—	658,000	1,002,000

Second quarter ended November 30, 2001

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$8,338,000	12,954,000	287,000	—	21,579,000
Income (loss) from operations	1,063,000	1,560,000	(1,895,000)	(1,145,000)	(417,000)
Identifiable assets	28,354,000	35,298,000	353,000	10,062,000	74,067,000
Capital expenditures	136,000	943,000	—	74,000	1,153,000
Depreciation and amortization	431,000	506,000	44,000	148,000	1,129,000
Interest income	—	13,000	—	20,000	33,000
Interest expense	114,000	976,000	(13,000)	3,346,000	4,423,000

Six months ended November 30, 2002

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$13,509,000	19,000,000	—	—	32,509,000
Income (loss) from operations	1,995,000	(1,069,000)	—	(2,277,000)	(1,351,000)
Identifiable assets	23,322,000	32,169,000	—	6,941,000	62,432,000
Capital expenditures	106,000	367,000	—	68,000	541,000
Depreciation and amortization	800,000	980,000	—	239,000	2,019,000
Interest income	—	20,000	—	44,000	64,000
Interest expense	101,000	600,000	—	1,273,000	1,974,000

Six months ended November 30, 2001

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$17,999,000	25,754,000	1,255,000	—	45,008,000
Income (loss) from operations	3,676,000	2,711,000	(2,585,000)	(2,862,000)	940,000
Identifiable assets	28,354,000	35,298,000	353,000	10,062,000	74,067,000
Capital expenditures	208,000	1,656,000	—	167,000	2,031,000
Depreciation and amortization	887,000	996,000	99,000	294,000	2,276,000
Interest income	—	21,000	—	20,000	41,000
Interest expense	206,000	1,930,000	5,000	5,387,000	7,528,000

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

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Balance Sheet
November 30, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Cash	$662,000	$3,000	$3,893,000	$—	$4,558,000
Accounts receivable, net	—	2,924,000	7,669,000	(34,000)	10,559,000
Inventories		10,553,000	9,383,000	—	19,936,000
Other	3,221,000	104,000	1,359,000	(2,775,000)	1,909,000

Total current assets	3,883,000	13,584,000	22,304,000	(2,809,000)	36,962,000
Property, plant and equipment, net	4,699,000	7,797,000	9,865,000	—	22,361,000
Other assets:
Goodwill	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	41,830,000	72,618,000	—	(114,448,000)	—
Other	1,042,000	1,716,000	—	—	2,758,000

Total other assets	42,872,000	74,685,000	—	(114,448,000)	3,109,000

Total assets	$51,454,000	$96,066,000	$32,169,000	$(117,257,000)	$62,432,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,102,000	$1,075,000	$5,521,000	$(34,000)	$9,664,000
Current portion of long-term debt	61,000	509,000	—	—	570,000
Other	520,000	758,000	3,808,000	(2,775,000)	2,311,000

Total current liabilities	3,683,000	2,342,000	9,329,000	(2,809,000)	12,545,000
Long-term liabilities:
Long-term debt, net of current portion	49,977,000	1,108,000	—	—	51,085,000
Intercompany note and loan payable	—	72,810,000	36,957,000	(109,767,000)	—
Other	—	274,000	734,000	—	1,008,000

Total long-term liabilities	49,977,000	74,192,000	37,691,000	(109,767,000)	52,093,000
Series C convertible preferred stock	18,715,000	—	—	—	18,715,000
Stockholders’ equity (deficit):
Common stock	91,000	56,139,000	33,709,000	(89,848,000)	91,000
Additional paid-in capital	87,070,000	—	—	—	87,070,000
Accumulated other comprehensive loss	(6,790,000)	—	(6,790,000)	6,790,000	(6,790,000)
Accumulated deficit	(101,292,000)	(36,607,000)	(41,770,000)	78,377,000	(101,292,000)

Total stockholders’ equity (deficit)	(20,921,000)	19,532,000	(14,851,000)	(4,681,000)	(20,921,000)

Total liabilities and stockholders’ equity (deficit)	$51,454,000	$96,066,000	$32,169,000	$(117,257,000)	$62,432,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Balance Sheet
May 31, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Cash	$803,000	$3,000	$4,813,000	$—	$5,619,000
Accounts receivable, net	—	3,298,000	9,022,000	(94,000)	12,226,000
Inventories	—	11,249,000	8,357,000	—	19,606,000
Other	3,717,000	159,000	298,000	(3,593,000)	581,000

Total current assets	4,520,000	14,709,000	22,490,000	(3,687,000)	38,032,000
Property, plant and equipment, net	4,899,000	8,554,000	9,862,000	—	23,315,000
Other assets:
Goodwill	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	40,907,000	72,618,000	—	(113,525,000)	—
Other	1,147,000	1,824,000	—	—	2,971,000

Total other assets	42,054,000	74,793,000	—	(113,525,000)	3,322,000

Total assets	$51,473,000	$98,056,000	$32,352,000	$(117,212,000)	$64,669,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,849,000	$1,844,000	$4,466,000	$(94,000)	$8,065,000
Current portion of long-term debt	65,000	734,000	—	—	799,000
Other	941,000	2,105,000	5,135,000	(3,593,000)	4,588,000

Total current liabilities	2,855,000	4,683,000	9,601,000	(3,687,000)	13,452,000
Long-term liabilities:
Long-term debt, net of current portion	49,223,000	1,347,000	—	—	50,570,000
Intercompany note and loan payable	—	72,223,000	36,957,000	(109,180,000)	—
Other	288,000	380,000	872,000	—	1,540,000

Total long-term liabilities	49,511,000	73,950,000	37,829,000	(109,180,000)	52,110,000
Series C convertible preferred stock	18,715,000	—	—	—	18,715,000
Stockholders’ equity (deficit):
Common stock	91,000	56,139,000	33,709,000	(89,848,000)	91,000
Additional paid-in capital	87,070,000	—	—	—	87,070,000
Accumulated other comprehensive loss	(8,389,000)	—	(8,389,000)	8,389,000	(8,389,000)
Accumulated deficit	(98,380,000)	(36,716,000)	(40,398,000)	77,114,000	(98,380,000)

Total stockholders’ equity (deficit)	(19,608,000)	19,423,000	(15,078,000)	(4,345,000)	(19,608,000)

Total liabilities and stockholders’ equity (deficit)	$51,473,000	$98,056,000	$32,352,000	$(117,212,000)	$64,669,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Quarter Ended November 30, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$6,949,000	$9,698,000	$(194,000)	$16,453,000
Cost of Sales	—	5,291,000	9,030,000	(194,000)	14,127,000

Gross profit	—	1,658,000	668,000	—	2,326,000
Operating expenses	1,078,000	1,548,000	890,000	(905,000)	2,611,000

Income (loss) from operations	(1,078,000)	110,000	(222,000)	905,000	(285,000)
Other income (expense):
Parent’s share of subsidiaries net loss	(373,000)	—	—	373,000	—
Interest expense	(957,000)	(345,000)	(300,000)	600,000	(1,002,000)
Other	1,262,000	328,000	13,000	(1,505,000)	98,000

Total other income (expense)	(68,000)	(17,000)	(287,000)	(532,000)	(904,000)

Income (loss) before income taxes	(1,146,000)	93,000	(509,000)	373,000	(1,189,000)
Income tax benefit (expense)	—	—	43,000	—	43,000

Net income (loss)	(1,146,000)	93,000	(466,000)	373,000	(1,146,000)
Other comprehensive income (loss) Foreign currency translation, net of tax	134,000	—	134,000	(134,000)	134,000

Comprehensive income (loss)	$(1,012,000)	$93,000	$(332,000)	$239,000	$(1,012,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Quarter Ended November 30, 2001

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$8,783,000	$12,954,000	$(158,000)	$21,579,000
Cost of Sales	—	7,959,000	10,479,000	(158,000)	18,280,000

Gross profit	—	824,000	2,475,000	—	3,299,000
Operating expenses	1,203,000	2,823,000	915,000	(1,225,000)	3,716,000

Income (loss) from operations	(1,203,000)	(1,999,000)	1,560,000	1,225,000	(417,000)
Other income (expense)
Parent’s share of subsidiaries net loss	(2,460,000)	—	—	2,460,000	—
Interest expense	(4,314,000)	(1,065,000)	(976,000)	1,932,000	(4,423,000)
Other	2,065,000	494,000	12,000	(3,157,000)	(586,000)

Total other income (expense)	(4,709,000)	(571,000)	(964,000)	1,235,000	(5,009,000)

Income (loss) before income taxes	(5,912,000)	(2,570,000)	596,000	2,460,000	(5,426,000)
Income tax benefit (expense)	—	—	(486,000)	—	(486,000)

Net income (loss)	(5,912,000)	(2,570,000)	110,000	2,460,000	(5,912,000)
Other comprehensive income (loss) Foreign currency translation	(444,000)	—	(444,000)	444,000	(444,000)

Comprehensive income (loss)	$(6,356,000)	$(2,570,000)	$(334,000)	$2,904,000	$(6,356,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended November 30, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$13,807,000	$19,000,000	$(298,000)	$32,509,000
Cost of Sales	—	10,449,000	18,091,000	(298,000)	28,242,000

Gross profit	—	3,358,000	909,000	—	4,267,000
Operating expenses	2,277,000	3,174,000	1,978,000	(1,811,000)	5,618,000

Income (loss) from operations	(2,277,000)	184,000	(1,069,000)	1,811,000	(1,351,000)
Other income (expense):
Parent’s share of subsidiaries net loss	(1,263,000)	—	—	1,263,000	—
Interest expense	(1,873,000)	(701,000)	(600,000)	1,200,000	(1,974,000)
Other	2,501,000	626,000	20,000	(3,011,000)	136,000

Total other income (expense)	(635,000)	(75,000)	(580,000)	(548,000)	(1,838,000)

Income (loss) before income taxes	(2,912,000)	109,000	(1,649,000)	1,263,000	(3,189,000)
Income tax benefit (expense)	—	—	277,000	—	277,000

Net income (loss)	(2,912,000)	109,000	(1,372,000)	1,263,000	(2,912,000)
Other comprehensive income (loss) Foreign currency translation, net of tax	1,599,000	—	1,599,000	(1,599,000)	1,599,000

Comprehensive income (loss)	$(1,313,000)	$109,000	$227,000	$(336,000)	$(1,313,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended November 30, 2001

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$19,612,000	$25,754,000	$(358,000)	$45,008,000
Cost of Sales	—	15,625,000	21,367,000	(358,000)	36,634,000

Gross profit	—	3,987,000	4,387,000	—	8,374,000
Operating expenses	2,821,000	5,387,000	1,676,000	(2,450,000)	7,434,000

Income (loss) from operations	(2,821,000)	(1,400,000)	2,711,000	2,450,000	940,000
Other income (expense)
Parent’s share of subsidiaries net loss	(2,086,000)	—	—	2,086,000	—
Interest expense	(7,298,000)	(2,120,000)	(1,930,000)	3,820,000	(7,528,000)
Other	4,249,000	1,480,000	21,000	(6,270,000)	(520,000)

Total other income (expense)	(5,135,000)	(640,000)	(1,909,000)	(364,000)	(8,048,000)

Income (loss) before income taxes	(7,956,000)	(2,040,000)	802,000	2,086,000	(7,108,000)
Income tax benefit (expense)	—	—	(848,000)	—	(848,000)

Net income (loss)	(7,956,000)	(2,040,000)	(46,000)	2,086,000	(7,956,000)
Other comprehensive income (loss)
Foreign currency translation	138,000	—	138,000	(138,000)	138,000

Comprehensive income (loss)	$(7,818,000)	$(2,040,000)	$92,000	$1,948,000	$(7,818,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Cash Flows
For the Six Months Ended November 30, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$120,000	$410,000	$(811,000)	$—	$(281,000)
Cash flow from investing activities:
Acquisition of property, plant and equipment	(68,000)	(106,000)	(367,000)	—	(541,000)
Proceeds from sale of property, plant and equipment	25,000	75,000	—	—	100,000
Investment in and loans to subsidiaries	(172,000)	172,000	—	—	—

Net cash provided by (used in) investing activities	(215,000)	141,000	(367,000)	—	(441,000)
Cash flow from financing activities:
Payments on long-term debt and capital leases	(46,000)	(551,000)	—	—	(597,000)
Other changes, net	—	—	—	—	—

Net cash provided by (used in) financing activities	(46,000)	(551,000)	—	—	(597,000)
Net change in cash and cash equivalents	(141,000)	—	(1,178,000)	—	(1,319,000)
Effect of exchange rates on cash	—	—	258,000	—	258,000
Cash at beginning of period	803,000	3,000	4,813,000	—	5,619,000

Cash at end of period	$662,000	$3,000	$3,893,000	$—	$4,558,000

Supplemental cash flow:
Noncash operating expenses related to:
Depreciation	$239,000	$738,000	$980,000	$—	$1,957,000
Amortization	—	62,000	—	—	62,000
Cash paid during the period for:
Interest	$974,000	$101,000	$1,400,000	$(1,400,000)	$1,075,000
Income taxes	—	—	168,000	—	168,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Cash Flows
For the Six Months Ended November 30, 2001

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOW FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(656,000)	$252,000	$1,227,000	$—	$823,000
CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(167,000)	(208,000)	(1,656,000)	—	(2,031,000)
Proceeds from sale of property, plant and equipment	52,000	21,000	—	—	73,000
Investment in and loans to subsidiaries	(275,000)	—	—	275,000	—

Net cash provided by (used in) investing activities	(390,000)	(187,000)	(1,656,000)	275,000	(1,958,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital leases	(108,000)	(316,000)	(109,000)	—	(533,000)
Proceeds from sale of common stock, net	68,000	—	—	—	68,000
Other changes, net	65,000	255,000	—	(275,000)	45,000

Net cash provided by (used in) financing activities	25,000	(61,000)	(109,000)	(275,000)	(420,000)
Net change in cash and cash equivalents	(1,021,000)	4,000	(538,000)	—	(1,555,000)
Effect of exchange rates on cash	—	—	73,000	—	73,000
Cash at beginning of period	1,134,000	3,000	2,958,000	—	4,095,000

Cash at end of period	$113,000	$7,000	$2,493,000	$—	$2,613,000

SUPPLEMENTAL CASH FLOW:
Noncash operating expenses related to:
Depreciation	$294,000	$952,000	$996,000	$—	$2,242,000
Amortization	—	34,000	—	—	34,000
Cash paid during the period for:
Interest	$641,000	$211,000	$1,121,000	$(1,101,000)	$872,000
Income taxes	—	—	375,000	—	375,000

Inventories consist of the following:

	November 30,	May 31,
	2002	2002

Guarantor subsidiaries
Raw materials	$2,496,000	$2,796,000
Work in progress	2,559,000	3,122,000
Finished goods	5,498,000	5,331,000

	$10,553,000	$11,249,000

Non-guarantor subsidiaries
Raw materials	$1,406,000	$1,131,000
Work in progress	7,677,000	6,963,000
Finished goods	300,000	263,000

	$9,383,000	$8,357,000

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. Actual results could differ materially from those projected in the forward-looking statements set forth in this report. Some of the factors that may cause results to differ materially from those projected include the overall economic decline in the aerospace industry due to both the recent economic downturn and the September 11 attacks, and the Company’s dependence on the success of its European Operations. Additional factors may also cause results to differ materially from those projected. We have included a more complete list of additional factors that could adversely impact our results of operations and our financial condition in our most recent Form 10-K/A filed via Edgar with the Securities and Exchange Commission on December 6, 2002, under the heading entitled “Risk Factors.” We urge you to read such information and the Company’s other recent filings with the Commission in detail. Information contained in this quarterly report was prepared by management based on the best information available to it as of the date of filing of this report, and management does not plan to update forward-looking statements to reflect new events or changing circumstances occurring after this report was filed.

Overview

Pacific Aerospace & Electronics, Inc., is an engineering and manufacturing company with operations in the United States and the United Kingdom. We design, manufacture and sell components and subassemblies used in technically demanding environments. For the defense, electronics, telecommunications, energy and medical industries we produce such components as hermetically sealed electrical and fiber optic connectors and instrument packages and ceramic capacitors, filters and feed-throughs. We also produce machined, cast, and formed metal parts and subassemblies, using aluminum, titanium, magnesium, and other metals for the aerospace, transportation and medical device industries. Our customers include global leaders in all of these industries. We are organized into two operational groups: U.S. Operations and European Operations.

Critical Accounting Estimates and Policies

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including revenue recognition, the allowance for doubtful accounts, sales returns and allowances, the salability and recoverability of inventory, impairment of long-lived assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions, and such variations may be adverse.

We recognize revenue primarily when products are shipped to customers and when services are performed. In certain instances we recognize revenues from long-term, fixed-price contracts on the percentage of completion method measured by cost. Contract costs for long-term contracts include all direct material and labor costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Contract costs are estimated at the beginning of each contract which establishes our estimated profitability related to the contract. Our initial estimates of cost are uncertain and may need to be revised due to changes in job performance, job conditions, contract forfeiture provisions, and final contract settlements. Revisions to costs and income are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. When formal customer approval is necessary, we defer revenue recognition until such approval is received. Differences could result in changes to the amount and timing of the recorded revenues if we make different judgments or use different estimates.

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

We value inventories at the lower of cost, primarily determined by the first-in, first-out method, or market (replacement cost for raw materials and fair value for work in progress and finished goods). We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, as well as industry and general economic conditions. Differences could result in the amount of timing of write-downs for any period if we make different judgments or use different estimates.

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Cash flows expected to be generated by an asset are estimated based upon historical cash flows from the asset, current and expected market conditions related to products produced by the asset and the asset’s disposal value. Those estimates may not be accurate if actual market conditions or disposal values are different than expected. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value of an asset is estimated to be the present value of its expected future cash flows. Present value of expected future cash flows is dependent upon identifying the appropriate interest rate to use in the calculation commensurate with the risks involved. We determine the appropriate interest rate for the calculation based upon the rate that would be required for a similar investment with like risks for the assets being evaluated. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. Differences could result in the amount or timing of write-downs for any period if we make different judgments or use different estimates.

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

Results of Operations

Quarter Ended November 30, 2002 Compared to Quarter Ended November 30, 2001

Net Sales. Net sales decreased by $5.2 million, or 24.1%, to $16.4 million for the quarter ended November 30, 2002, from $21.6 million for the quarter ended November 30, 2001. This decrease was due to a number of factors including the effects of our operational restructuring plan and various events that affected our markets. The European Operations contributed $9.7 million of net sales during the quarter ended November 30, 2002, down $3.3 million from the $13.0 million contributed during the quarter ended November 30, 2001. Following the tragic events of September 11, the commercial aerospace market in the U.S. and Europe saw a significant decline. Boeing and Airbus have both announced substantial cuts in their planned commercial aircraft build rates. The decrease in net sales contributed by our European Aerospace Group is largely attributable to reduced, postponed, or cancelled orders from commercial aircraft manufacturers.

The U.S. Operations contributed $6.8 million to net sales during the quarter ended November 30, 2002, down $1.8 million from $8.6 million contributed during the quarter ended November 30, 2001. This decrease was primarily due to the reduction in orders from commercial aircraft manufacturers which was caused by the same market conditions experienced by the European Operations. We also experienced decreases in net sales because of our operational restructuring, in which we discontinued some operations that previously had been unprofitable or that had contributed only nominal profits. Those divisions collectively had contributed $0.3 million to net sales for the quarter ended November 30, 2001, but did not contribute any net sales during the quarter ended November 30, 2002.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the quarter multiplied by 360 days, decreased to 57.8 days for the quarter ended November 30, 2002, from 72.8 days for the quarter ended November 30, 2001. This decrease was primarily due to a concerted focus by management to increase collection efforts, primarily within the European Operations.

Gross Profit. Gross profit decreased by $1.0 million, or 30.3%, to $2.3 million for the quarter ended November 30, 2002, from $3.3 million for the quarter ended November 30, 2001. As a percentage of net sales, gross profit decreased to 14.1% for the quarter ended November 30, 2002, from 15.3% for the quarter ended November 30, 2001. This decrease was due to the reduction in revenue associated with the commercial aerospace industry, while many of our costs are fixed.

Inventory turnover, as calculated by dividing annualized sales for the quarter by ending inventory, decreased to 3.3 turns for the quarter ended November 30, 2002 from 4.0 turns for the quarter ended November 30, 2001. The decrease was due to lower average sales volumes without a significant decrease in inventory levels.

Operating Expenses. Operating expenses decreased by $1.1 million, to $2.6 million for the quarter ended November 30, 2002, from $3.7 million for the quarter ended November 30, 2001. This decrease was primarily due to the disposition of our Engineering & Fabrication and Display Divisions. In an effort to reduce operating expenses further and to increase our gross profit, we have significantly reduced our corporate overhead by reducing corporate executive salaries, eliminating several executive positions, and other headcount reductions. We have also reduced headcount at our operating facilities in the U.S. and in the U.K. We are in process of consolidating our manufacturing sites and have sold or are in process of selling excess machinery. We are also outsourcing certain operating functions along with implementing production processes we expect to be more efficient.

Interest Expense. Interest expense decreased by $3.4 million, or 77.3%, to $1.0 million for the quarter ended November 30, 2002, from $4.4 million for the quarter ended November 30, 2001. This decrease was due to our March 2002 debt restructuring, which is detailed in our related and subsequent filings with the Securities and Exchange Commission.

Other Income (Expense). Other income represents non-operational income and expense for the quarter ended November 30, 2002, primarily interest income and gain on the sale of certain assets.

Provision for Income Tax Benefit (Expense). Income tax benefit for the quarter ended November 30, 2002 was derived from taxable losses in our foreign subsidiaries, no provision or benefit was recorded for U.S. income tax during the quarter.

Net Income (Loss). Net loss decreased by $4.8 million to a net loss of $1.1 million for the quarter ended November 30, 2002, from a net loss of $5.9 million for the quarter ended November 30, 2001, due to the factors listed above, primarily reduced interest expense due to our March 2002 debt restructuring.

Six Months Ended November 30, 2002 Compared to Six Months Ended November 30, 2001

Net Sales. Net sales decreased by $12.5 million, or 27.8%, to $32.5 million for the six months ended November 30, 2002, from $45.0 million for the six months ended November 30, 2001. This decrease was due to a number of factors including the effects of our operational restructuring plan and various events that affected our markets. The European Operations contributed $19.0 million of net sales during the six months ended November 30, 2002, down $6.8 million from the $25.8 million contributed during the six months ended November 30, 2001. Following the tragic events of September 11, the commercial aerospace market in the U.S. and Europe saw a significant decline. Boeing and Airbus have both announced substantial cuts in their planned commercial aircraft build rates. The decrease in net sales contributed by our European Aerospace Group is largely attributable to reduced, postponed, or cancelled orders from commercial aircraft manufacturers.

The U.S. Operations contributed $13.5 million to net sales during the six months ended November 30, 2002, down $5.8 million from $19.3 million contributed during the six months ended November 30, 2001. This decrease was primarily due to the reduction in orders from commercial aircraft manufacturers which was caused by the same market conditions experienced by the European Operations. Some of the decrease in net sales also relates to divisions that have been discontinued. Those divisions collectively had contributed $1.3 million to net sales for the six months ended November 30, 2001, but did not contribute any net sales during the six months ended November 30, 2002.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the six months multiplied by 360 days, decreased to 58.5 days for the six months ended November 30, 2002, from 69.8 days for the six months ended November 30, 2001. This decrease was primarily due to a concerted focus by management to increase collection efforts, primarily within the European Operations.

Gross Profit. Gross profit decreased by $4.1 million, or 48.8%, to $4.3 million for the six months ended November 30, 2002, from $8.4 million for the six months ended November 30, 2001. As a percentage of net sales, gross profit decreased to 13.1% for the six months ended November 30, 2002, from 18.6% for the six months ended November 30, 2001. This decrease was due to the reduction in revenue associated with the commercial aerospace industry, while many of our costs are fixed.

Inventory turnover, as calculated by dividing annualized sales for the six months by ending inventory, decreased to 3.3 turns for the six months ended November 30, 2002 from 4.2 turns for the six months ended November 30, 2001. The decrease was due to lower average sales volumes without a significant decrease in inventory levels.

Operating Expenses. Operating expenses decreased by $1.8 million, to $5.6 million for the six months ended November 30, 2002, from $7.4 million for the six months ended November 30, 2001. This decrease was primarily due to the disposition of our Engineering & Fabrication and Display Divisions. In an effort to reduce operating expenses further, as well as increasing our gross profit, we have significantly reduced our corporate overhead including reduction in corporate executive salaries, eliminating several executive positions, and other headcount reductions. We have also reduced headcount at our operating facilities in the U.S. and in the U.K. We are in process of consolidating our manufacturing sites and have sold or are in process of selling excess machinery. We are also outsourcing certain operating functions along with implementing production processes we believe will be more efficient.

Interest Expense. Interest expense decreased by $5.5 million, or 73.3%, to $2.0 million for the six months ended November 30, 2002, from $7.5 million for the six months ended November 30, 2001. This decrease was due to our March 2002 debt restructuring.

Other Income (Expense). Other income represents non-operational income and expense for the six months ended November 30, 2002, primarily interest income and gain on the sale of certain assets.

Provision for Income Tax Benefit (Expense). Income tax benefit for the six months ended November 30, 2002 was derived from taxable losses in our foreign subsidiaries, no provision or benefit was recorded for U.S. income tax during the six months ended November 30, 2002.

Net Income (Loss). Net loss decreased by $5.1 million to a net loss of $2.9 million for the six months ended November 30, 2002, from a net loss of $8.0 million for the six months ended November 30, 2001, due to the factors listed above, primarily lower interest expense due to our March 2002 debt restructuring.

Liquidity and Capital Resources

Cash used by operating activities was $0.3 million during the six months ended November 30, 2002 compared to cash provided by operating activities of $0.8 million during the six months ended November 30, 2001. The change in cash provided by operating activities was due to cash used for prepaid insurance premiums and cash used to pay down accrued liabilities. Our future success as a company will depend heavily on our ability to generate cash from operating activities. We are continuing to focus on cost reduction initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls.

Cash used in investing activities decreased from $2.0 million during the six months ended November 30, 2001 to $0.4 million during the six months ended November 30, 2002. This decrease was due to lower amounts of investment in manufacturing equipment and manufacturing facility improvements. We currently do not have any material commitments for capital equipment purchases.

Cash used in financing activities increased from $0.4 million during the six months ended November 30, 2001 to cash used of $0.6 million during the six months ended November 30, 2002. Cash used in financing activities was used for debt payments during the six months ended November 30, 2002.

We translate the activity of our European Operations, whose functional currency is the British Pound Sterling, into U.S. Dollars on a monthly basis. The balance sheet of the European Operations is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statement of operations and statement of cash flows we use the weighted average exchange rate for the period. As a result, the value of our assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. We had not entered into any hedging arrangements as of November 30, 2002.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, this statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses. The statement became effective for us on June 1, 2002 for prospective transactions. Additionally, adoption of the statement requires that the Company reclassify gains previously reported for the years ended May 31, 2000 and 2002 related to debt extinguishments from extraordinary items to income from continuing operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The Company will be required to adopt this statement for exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of this statement on our results of operations, financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The guarantor may not revise or restate its previous accounting for guarantees issued before the date of the Interpretation’s initial application to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The guidance on indirect guarantees of the indebtedness of others, which previously was included in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, continues to apply to financial statements for fiscal years ended after June 15, 1981. The Company is required to adopt the provisions of FASB Interpretation No. 45 for the quarter ending February 28, 2003. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments including debt obligations issued at a fixed rate which generally are not callable until maturity and therefore market fluctuations in interest rates will not affect our earnings for the period. Based upon this fact, we do not consider the market risk exposure for interest rates to be material. It is not practicable to estimate the fair value of our long-term debt due to our history of losses and debt defaults, among other factors.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in currencies other than the functional currencies in which our business segments operate (the U.S. Dollar and the British Pound Sterling). Although we have significant foreign operations, transactions in currencies other than our functional currencies are not significant. We also do not have significant transactions between our U.S. and European Operations. Historically, we have not experienced significant foreign currency transaction gains and losses and do not anticipate any significant foreign currency transaction gains or losses in the future. Therefore, we have not entered into any hedging or other transactions to manage our foreign currency exchange rate risk as of November 30, 2002. However, the value of our assets, liabilities, revenue and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates between the British Pound Sterling and the U.S. Dollar. For example, British Pound Sterling was worth $1.4625 on May 31, 2002 but one British Pound Sterling was worth $1.5553 on November 30, 2002. As a result, we incurred a positive foreign currency translation adjustment of $1,599,000 during the six months ended November 30, 2002.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At November 30, 2002, we had purchase commitments for raw materials aggregating approximately $1.5 million. This amount relates to a titanium supply agreement with a fixed price.

ITEM 4. CONTROLS AND PROCEDURES.

Our executive officers, including our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for Pacific Aerospace & Electronics, Inc and its’ subsidiaries. Those executives have designed such controls to ensure that all material information relating to Pacific Aerospace & Electronics, Inc. and its’ subsidiaries is made known to them by others within the organization.

On January 9, 2003, our executive officers completed an evaluation of our disclosure controls and procedures and have determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification.

Since the completion of that evaluation, management has noted no significant changes in internal controls or in other factors that could significantly affect internal controls.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is involved in legal proceedings relating to claims arising out of operations in the normal course of business. We are not aware of any material legal proceedings pending or threatened against the Company or any of its subsidiaries or properties.

On November 26, 2002 the Company filed a complaint in the United States District Court for the Eastern District of Washington against Edward Taylor, James Petri, their spouses, and RAAD Technologies, a Washington corporation. In the compliant we seek to enjoin the defendants from continuing infringement of certain intellectual property rights and against certain conduct we contend represents unfair competition. We also seek damages, attorney fees, court costs and other equitable relief.

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

(c)  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We were notified by one of our secured lenders that we are not in compliance with certain covenants of loans that are secured by a deed of trust on our headquarters building and other assets. Pursuant to a forbearance agreement dated December 19, 2002, our secured lender will forbear from declaring covenant defaults until the earlier of the date on which we regain compliance (thereby curing such covenant violations) or December 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number	Description

3.1	Articles of Amendment of Pacific Aerospace & Electronic, Inc. filed March 19, 2002.(1)
3.2	Designation of Rights and Preferences for Series C Convertible Preferred Stock of Pacific Aerospace & Electronics, Inc.(1)
4.1	Indenture dated as of March 19, 2002, among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc.,

Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc., each as guarantors, and U.S. Bank National Association.(1)
4.2	Note Purchase Agreement dated as of March 25, 2002, , among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc., each as guarantors, and FirstUnion National Bank, as collateral agent, relating to our 5% senior secured notes due 2007.(1)
4.3	Security Agreement dated as of March 25, 2002, among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc., each as guarantors, and FirstUnion National Bank, as collateral agent, relating to our 5% senior secured notes due 2007.(1)
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.
(2)	Submitted herewith.

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

PACIFIC AEROSPACE & ELECTRONICS, INC

Date: January 14, 2003
/s/ Donald A. Wright

Donald A. Wright President and Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2003
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

Date: January 14, 2003

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

Date: January 14, 2003

/s/ Charles A. Miracle
Charles A. Miracle
Chief Financial Officer

EXHIBIT INDEX

     The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number	Description

3.1	Articles of Amendment of Pacific Aerospace & Electronic, Inc. filed March 19, 2002.(1)
3.2	Designation of Rights and Preferences for Series C Convertible Preferred Stock of Pacific Aerospace & Electronics, Inc.(1)
4.1	Indenture dated as of March 19, 2002, among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc., each as guarantors, and U.S. Bank National Association.(1)
4.2	Note Purchase Agreement dated as of March 25, 2002, , among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc., each as guarantors, and FirstUnion National Bank, as collateral agent, relating to our 5% senior secured notes due 2007.(1)
4.3	Security Agreement dated as of March 25, 2002, among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc., each as guarantors, and FirstUnion National Bank, as collateral agent, relating to our 5% senior secured notes due 2007.(1)
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(2)	Submitted herewith.