Form 10-Q
period 2003-02-28
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2003-04-15
CIK 790023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

Commission File Number: 0-26088

PACIFIC AEROSPACE & ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1744587 (I.R.S. Employer Identification No.)

430 Olds Station Road, Third Floor, Wenatchee, Washington 98801
(Address of Principal Executive Offices; Zip Code)

509-667-9600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      No X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan confirmed by court. Yes     No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 4, 2003, there were 24,779,209 shares outstanding of the Company’s Common Stock, par value $0.001 per share.

PART 1
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets – February 28, 2003 and May 31, 2002

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – Third Quarters and Nine Months Ended February 28, 2003 and 2002.

Condensed Consolidated Statements of Cash Flows – Nine Months Ended February 28, 2003 and 2002

Management’s Statement and Notes to Unaudited Condensed Consolidated Financial Statements – Third Quarter and Nine Months Ended February 28, 2003

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
February 28, 2003 and May 31, 2002
(Unaudited)

	February 28,	May 31,
	2003	2002

Assets
Current assets:
Cash	$2,270,000	5,619,000
Accounts receivable, net	11,302,000	12,226,000
Inventories	19,107,000	19,606,000
Deferred income taxes	—	118,000
Prepaid expense and other current assets	1,458,000	463,000

Total current assets	34,137,000	38,032,000

Property, plant and equipment, net	21,343,000	23,315,000

Other assets:
Goodwill, net	351,000	351,000
Patents, net	1,505,000	1,598,000
Deferred financing costs, net	990,000	1,147,000
Other assets	156,000	226,000

Total other assets	3,002,000	3,322,000

	$58,482,000	64,669,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,503,000	8,065,000
Accrued liabilities	1,723,000	4,254,000
Accrued interest	846,000	150,000
Current portion of long-term debt	451,000	799,000
Current portion of capital lease obligations	156,000	184,000

Total current liabilities	11,679,000	13,452,000
Long-term liabilities:
Long-term debt, net of current portion	25,883,000	24,831,000
Capital lease obligations, net of current portion	172,000	367,000
Senior subordinated notes payable	25,739,000	25,739,000
Deferred income taxes	743,000	872,000
Deferred rent and other	14,000	301,000

Total liabilities	64,230,000	65,562,000

Series C convertible preferred stock	—	18,715,000

Stockholders’ equity (deficit):
Common stock	25,000	91,000
Additional paid-in capital	105,845,000	87,070,000
Accumulated other comprehensive loss	(6,497,000)	(8,389,000)
Accumulated deficit	(105,121,000)	(98,380,000)

Total stockholders’ equity (deficit)	(5,748,000)	(19,608,000)

	$58,482,000	64,669,000

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Third Quarters and Nine Months Ended February 28, 2003 and 2002
(Unaudited)

	Quarters Ended		Nine Months Ended

	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002

Net sales	$15,663,000	18,322,000	48,172,000	63,330,000
Cost of sales	14,547,000	14,705,000	42,789,000	51,339,000

Gross profit	1,116,000	3,617,000	5,383,000	11,991,000
Operating expenses	3,304,000	3,569,000	8,922,000	11,483,000

Income (loss) from operations	(2,188,000)	48,000	(3,539,000)	508,000

Other income (expense):
Interest income	24,000	19,000	88,000	60,000
Interest expense	(1,349,000)	(3,887,000)	(3,323,000)	(11,415,000)
Other	(316,000)	241,000	(244,000)	160,000

Total other income (expense)	(1,641,000)	(3,627,000)	(3,479,000)	(11,195,000)

Net loss before income tax benefit (expense)	(3,829,000)	(3,579,000)	(7,018,000)	(10,687,000)
Income tax benefit (expense)	—	(23,000)	277,000	(871,000)

Net loss	(3,829,000)	(3,602,000)	(6,741,000)	(11,558,000)
Other comprehensive income (loss):
Foreign currency translation	293,000	(219,000)	1,892,000	(81,000)

Comprehensive loss	$(3,536,000)	(3,821,000)	(4,849,000)	(11,639,000)

Net loss per share
Basic	$(0.42)	(18.38)	(2.05)	(58.97)
Diluted	(0.42)	(18.38)	(2.05)	(58.97)
Shares used in computation of net loss per share:
Basic	9,100,000	196,000	3,291,000	196,000
Diluted	9,100,000	196,000	3,291,000	196,000

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended February 28, 2003 and 2002
(Unaudited)

	Nine Months Ended

	February 28,	February 28,
	2003	2002

Cash flow from operating activities:
Net cash (used in) provided by operating activities	$(2,310,000)	2,727,000

Cash flow from investing activities:
Acquisition of property, plant and equipment	(1,148,000)	(2,429,000)
Proceeds from sale of property, plant and equipment	492,000	423,000

Net cash used in investing activities	(656,000)	(2,006,000)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	143,000	57,000
Payments on long term debt and capital leases	(965,000)	(778,000)
Redemption of common stock	(7,000)	—
Sale of common stock, net of issuance costs	—	68,000

Net cash used in financing activities	(829,000)	(653,000)

Net (decrease) increase in cash	(3,795,000)	68,000
Effect of exchange rates on cash	446,000	55,000
Cash at beginning of period	5,619,000	4,095,000

Cash at end of period	$2,270,000	4,218,000

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
MANAGEMENT’S STATEMENT AND
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Third Quarter and Nine Months Ended February 28, 2003

Management’s Statement

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to fairly present the information therein. All significant intercompany transactions have been eliminated in consolidation. These results have been determined on the basis of accounting principles generally accepted in the United States of America applied consistently with those used in the preparation of the Company’s annual financial statements.

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

The results of operations for the quarter and nine months ended February 28, 2003 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

(1)	Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed on the basis of the weighted average number of common shares outstanding, using the “if-converted” method for convertible preferred stock, and for outstanding stock options and warrants, using the “treasury stock” method. As the Company had a net loss for the periods ended February 28, 2003 and 2002, basic and diluted net loss per share are the same.

The total number of anti-dilutive common stock equivalents related to options, warrants and convertible preferred stock as of February 28, 2003 and 2002 were 445,165 and 54,002, respectively.

All share and per share information has been retroactively adjusted for the effect of the reverse stock split described in note 5 to these unaudited condensed consolidated financial statements.

(2)	Inventories

Components of inventories are as follows:

		May 31,
	February 28, 2003	2002

Raw materials	$3,358,000	$3,927,000
Work in progress	10,998,000	10,085,000
Finished goods	4,751,000	5,594,000

Total	$19,107,000	$19,606,000

(3)	Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the nine months ended February 28, 2003, cash used by operating activities was $2,310,000, and at February 28, 2003, the Company’s cash on hand totaled $2,270,000. The Company’s future success will depend heavily on its ability to generate cash from operating activities and to meet its obligations as they become due. The Company is focusing on initiatives that specifically address the need to increase cash provided by operating activities. These initiatives include, but are not limited to, staff reductions, reductions in product line offerings, sale of excess inventory, and general and administrative cost controls. In previous periods, the Company has also downsized, closed, or sold certain of its operations that had consistently produced negative cash flow. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional common stock or other securities, or sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash from operations, to sell additional common stock or other securities, or to sell its assets for amounts in excess of book value.

We were notified by certain of our secured lenders that we are not in compliance with certain covenants of loans that are secured by a deed of trust on our headquarters building and substantially all of our other assets. Pursuant to forbearance agreements, our secured lenders have agreed to forbear from declaring covenant defaults until the earlier of the date on which we regain compliance (thereby curing such covenant violations) or March 1, 2004.

The Company’s ability to obtain additional cash if and when needed could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)	Segment Information and Concentration of Risk

The Company operates in two segments, U.S. Operations and European Operations. The Company’s chief operating decision maker, the Company’s chief executive officer, regularly reviews operating results, assesses performance and makes decisions about resources to be allocated at this level (U.S. Operations and European Operations) and not on any of the underlying divisions or business units that comprise these two segments. Presented below is the Company’s operational segment information. All operational segments identified as “U.S. Operations” and “Corporate” are located within the U.S. while the operations and assets of the “European Operations” segment are located within the United Kingdom. Identifiable assets are those assets used in the Company’s operations in each segment, and do not include advances or loans between the business segments. Corporate assets are identified below, and no allocations were necessary for assets used jointly by the segments. For ease of comparison, discontinued or sold business units within the operational segments have been separated and identified as “Discontinued Divisions.” There are no significant inter-segment sales.

Third quarter ended February 28, 2003

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$6,380,000	9,283,000	—	—	15,663,000
Income (loss) from operations	455,000	(1,167,000)	—	(1,476,000)	(2,188,000)
Identifiable assets	21,484,000	30,365,000	—	6,633,000	58,482,000
Capital expenditures	217,000	390,000	—	—	607,000
Depreciation and amortization	390,000	505,000	—	106,000	1,001,000
Interest income	—	7,000	—	17,000	24,000
Interest expense	49,000	300,000	—	1,000,000	1,349,000

Third quarter ended February 28, 2002

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$8,132,000	9,953,000	237,000	—	18,322,000
Income (loss) from operations	1,999,000	29,000	(296,000)	(1,684,000)	48,000
Identifiable assets	29,920,000	33,092,000	39,000	9,001,000	72,052,000
Capital expenditures	131,000	184,000	—	83,000	398,000
Depreciation and amortization	426,000	491,000	—	152,000	1,069,000
Interest income	—	—	—	19,000	19,000
Interest expense	51,000	960,000	43,000	2,833,000	3,887,000

Nine months ended February 28, 2003

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$19,889,000	28,283,000	—	—	48,172,000
Income (loss) from operations	2,450,000	(2,236,000)	—	(3,753,000)	(3,539,000)
Identifiable assets	21,484,000	30,365,000	—	6,633,000	58,482,000
Capital expenditures	323,000	757,000	—	68,000	1,148,000
Depreciation and amortization	1,190,000	1,485,000	—	345,000	3,020,000
Interest income	—	27,000	—	61,000	88,000
Interest expense	150,000	900,000	—	2,273,000	3,323,000

Nine months ended February 28, 2002

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$26,131,000	35,707,000	1,492,000	—	63,330,000
Income (loss) from operations	5,675,000	2,740,000	(3,361,000)	(4,546,000)	508,000
Identifiable assets	29,920,000	33,092,000	39,000	9,001,000	72,052,000
Capital expenditures	339,000	1,840,000	—	250,000	2,429,000
Depreciation and amortization	1,313,000	1,487,000	99,000	446,000	3,345,000
Interest income	—	21,000	—	39,000	60,000
Interest expense	257,000	2,890,000	48,000	8,220,000	11,415,000

(5)	Conversion of Series C Convertible Preferred Stock and Reverse Stock Split

On January 27, 2003, following approval by a majority of our shareholders, we increased the number of our authorized shares of common stock from 100,000,000 to 20,000,000,000 shares without affecting per share par value. Upon the increase in authorized shares the holders of all of our Series C Convertible Preferred Stock converted their preferred shares into 4,865,819,000 shares of common stock. On the same day, following approval by a majority of our shareholders, we completed a 1 for 200 reverse split of our outstanding shares of common stock, as well as a proportionate reduction in our shares of authorized but un-issued common stock. At February 28, 2003, as a result of the reverse split, we had 100,000,000 authorized shares of common stock with 24,779,209 common shares outstanding.

(6)	Revolving Invoice Funding Facility

In February 2003, the Company entered into a revolving invoice funding facility with a national bank. Under the facility the Company may borrow up to 80% of acceptable domestic United States accounts receivable, up to a maximum amount of $3,000,000. The facility is secured by all domestic United States accounts receivable and all domestic United States inventories. The facility bears interest at the bank’s prime rate plus 5.5% and expires in February 2004. There were no amounts borrowed under this facility at February 28, 2003.

(7)	Consolidating Condensed Financial Statements

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

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Balance Sheet
February 28, 2003

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Cash	$790,000	$1,000	$1,479,000	$—	$2,270,000
Accounts receivable, net	—	3,278,000	8,053,000	(29,000)	11,302,000
Inventories	—	9,279,000	9,828,000	—	19,107,000
Other	3,232,000	84,000	1,133,000	(2,991,000)	1,458,000

Total current assets	4,022,000	12,642,000	20,493,000	(3,020,000)	34,137,000
Property, plant and equipment, net	4,614,000	6,857,000	9,872,000	—	21,343,000
Other assets:
Goodwill	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	38,879,000	72,618,000	—	(111,497,000)	—
Other	990,000	1,661,000	—	—	2,651,000

Total other assets	39,869,000	74,630,000	—	(111,497,000)	3,002,000

Total assets	$48,505,000	$94,129,000	$30,365,000	$(114,517,000)	$58,482,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,566,000	$1,082,000	$4,884,000	$(29,000)	$8,503,000
Current portion of long-term debt	72,000	379,000	—	—	451,000
Other	1,138,000	779,000	3,799,000	(2,991,000)	2,725,000

Total current liabilities	3,776,000	2,240,000	8,683,000	(3,020,000)	11,679,000
Long-term liabilities:
Long-term debt, net of current portion	50,477,000	1,145,000	—	—	51,622,000
Intercompany note and loan payable	—	71,903,000	36,957,000	(108,860,000)	—
Other	—	186,000	743,000	—	929,000

Total long-term liabilities	50,477,000	73,234,000	37,700,000	(108,860,000)	52,551,000
Series C convertible preferred stock	—	—	—	—	—
Stockholders’ equity (deficit):
Common stock	25,000	56,139,000	33,709,000	(89,848,000)	25,000
Additional paid-in capital	105,845,000	—	—	—	105,845,000
Accumulated other comprehensive loss	(6,497,000)	—	(6,497,000)	6,497,000	(6,497,000)
Accumulated deficit	(105,121,000)	(37,484,000)	(43,230,000)	80,714,000	(105,121,000)

Total stockholders’ equity (deficit)	(5,748,000)	18,655,000	(16,018,000)	(2,637,000)	(5,748,000)

Total liabilities and stockholders’ equity (deficit)	$48,505,000	$94,129,000	$30,365,000	$(114,517,000)	$58,482,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Balance Sheet
May 31, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Cash	$803,000	$3,000	$4,813,000	$—	$5,619,000
Accounts receivable, net	—	3,298,000	9,022,000	(94,000)	12,226,000
Inventories	—	11,249,000	8,357,000	—	19,606,000
Other	3,717,000	159,000	298,000	(3,593,000)	581,000

Total current assets	4,520,000	14,709,000	22,490,000	(3,687,000)	38,032,000
Property, plant and equipment, net	4,899,000	8,554,000	9,862,000	—	23,315,000
Other assets:
Goodwill	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	40,907,000	72,618,000	—	(113,525,000)	—
Other	1,147,000	1,824,000	—	—	2,971,000

Total other assets	42,054,000	74,793,000	—	(113,525,000)	3,322,000

Total assets	$51,473,000	$98,056,000	$32,352,000	$(117,212,000)	$64,669,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,849,000	$1,844,000	$4,466,000	$(94,000)	$8,065,000
Current portion of long-term debt	65,000	734,000	—	—	799,000
Other	941,000	2,105,000	5,135,000	(3,593,000)	4,588,000

Total current liabilities	2,855,000	4,683,000	9,601,000	(3,687,000)	13,452,000
Long-term liabilities:
Long-term debt, net of current portion	49,223,000	1,347,000	—	—	50,570,000
Intercompany note and loan payable	—	72,223,000	36,957,000	(109,180,000)	—
Other	288,000	380,000	872,000	—	1,540,000

Total long-term liabilities	49,511,000	73,950,000	37,829,000	(109,180,000)	52,110,000
Series C convertible preferred stock	18,715,000	—	—	—	18,715,000
Stockholders’ equity (deficit):
Common stock	91,000	56,139,000	33,709,000	(89,848,000)	91,000
Additional paid-in capital	87,070,000	—	—	—	87,070,000
Accumulated other comprehensive loss	(8,389,000)	—	(8,389,000)	8,389,000	(8,389,000)
Accumulated deficit	(98,380,000)	(36,716,000)	(40,398,000)	77,114,000	(98,380,000)

Total stockholders’ equity (deficit)	(19,608,000)	19,423,000	(15,078,000)	(4,345,000)	(19,608,000)

Total liabilities and stockholders’ equity (deficit)	$51,473,000	$98,056,000	$32,352,000	$(117,212,000)	$64,669,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Quarter Ended February 28, 2003

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$6,460,000	$9,283,000	$(80,000)	$15,663,000
Cost of Sales	—	5,361,000	9,266,000	(80,000)	14,547,000

Gross profit	—	1,099,000	17,000	—	1,116,000
Operating expenses	1,476,000	1,550,000	1,184,000	(906,000)	3,304,000

Loss from operations	(1,476,000)	(451,000)	(1,167,000)	906,000	(2,188,000)
Other income (expense):
Parent’s share of subsidiaries net loss	(2,337,000)	—	—	2,337,000	—
Interest expense	(1,300,000)	(349,000)	(300,000)	600,000	(1,349,000)
Other	1,284,000	(77,000)	7,000	(1,506,000)	(292,000)

Total other income (expense)	(2,353,000)	(426,000)	(293,000)	1,431,000	(1,641,000)

Loss before income taxes	(3,829,000)	(877,000)	(1,460,000)	2,337,000	(3,829,000)
Income tax benefit (expense)	—	—	—	—	—

Net loss	(3,829,000)	(877,000)	(1,460,000)	2,337,000	(3,829,000)
Other comprehensive income (loss)
Foreign currency translation	293,000	—	293,000	(293,000)	293,000

Comprehensive income (loss)	$(3,536,000)	$(877,000)	$(1,167,000)	$2,044,000	$(3,536,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Quarter Ended February 28, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$8,710,000	$9,953,000	$(341,000)	$18,322,000
Cost of Sales	—	5,938,000	9,108,000	(341,000)	14,705,000

Gross profit	—	2,772,000	845,000	—	3,617,000
Operating expenses	1,629,000	2,124,000	816,000	(1,000,000)	3,569,000

Income (loss) from operations	(1,629,000)	648,000	29,000	1,000,000	48,000
Other income (expense)
Parent’s share of subsidiaries net loss	(169,000)	—	—	169,000	—
Interest expense	(3,786,000)	(1,049,000)	(960,000)	1,908,000	(3,887,000)
Other	1,985,000	1,183,000	—	(2,908,000)	260,000

Total other income (expense)	(1,970,000)	134,000	(960,000)	(831,000)	(3,627,000)

Income (loss) before income taxes	(3,599,000)	782,000	(931,000)	169,000	(3,579,000)
Provision for income taxes	—	—	(23,000)	—	(23,000)

Net income (loss)	(3,599,000)	782,000	(954,000)	169,000	(3,602,000)
Other comprehensive income (loss)
Foreign currency translation	(219,000)	—	(219,000)	219,000	(219,000)

Comprehensive income (loss)	$(3,818,000)	$782,000	$(1,173,000)	$388,000	$(3,821,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended February 28, 2003

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$20,267,000	$28,283,000	$(378,000)	$48,172,000
Cost of Sales	—	15,810,000	27,357,000	(378,000)	42,789,000

Gross profit	—	4,457,000	926,000	—	5,383,000
Operating expenses	3,753,000	4,724,000	3,162,000	(2,717,000)	8,922,000

Loss from operations	(3,753,000)	(267,000)	(2,236,000)	2,717,000	(3,539,000)
Other income (expense):
Parent’s share of subsidiaries net loss	(3,600,000)	—	—	3,600,000	—
Interest expense	(3,173,000)	(1,050,000)	(900,000)	1,800,000	(3,323,000)
Other	3,785,000	549,000	27,000	(4,517,000)	(156,000)

Total other income (expense)	(2,988,000)	(501,000)	(873,000)	883,000	(3,479,000)

Loss before income taxes	(6,741,000)	(768,000)	(3,109,000)	3,600,000	(7,018,000)
Income tax benefit (expense)	—	—	277,000	—	277,000

Net loss	(6,741,000)	(768,000)	(2,832,000)	3,600,000	(6,741,000)
Other comprehensive income (loss)
Foreign currency translation	1,892,000	—	1,892,000	(1,892,000)	1,892,000

Comprehensive income (loss)	$(4,849,000)	$(768,000)	$(940,000)	$1,708,000	$(4,849,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended February 28, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$28,322,000	$35,707,000	$(699,000)	$63,330,000
Cost of Sales	—	21,563,000	30,475,000	(699,000)	51,339,000

Gross profit	—	6,759,000	5,232,000	—	11,991,000
Operating expenses	4,450,000	7,991,000	2,492,000	(3,450,000)	11,483,000

Income (loss) from operations	(4,450,000)	(1,232,000)	2,740,000	3,450,000	508,000
Other income (expense)
Parent’s share of subsidiaries net loss	(2,258,000)	—	—	2,258,000	—
Interest expense	(11,084,000)	(3,169,000)	(2,890,000)	5,728,000	(11,415,000)
Other	6,234,000	3,143,000	21,000	(9,178,000)	220,000

Total other income (expense)	(7,108,000)	(26,000)	(2,869,000)	(1,192,000)	(11,195,000)

Loss before income taxes	(11,558,000)	(1,258,000)	(129,000)	2,258,000	(10,687,000)
Provision for income taxes	—	—	(871,000)	—	(871,000)

Net loss	(11,558,000)	(1,258,000)	(1,000,000)	2,258,000	(11,558,000)
Other comprehensive income (loss)
Foreign currency translation	(81,000)	—	(81,000)	81,000	(81,000)

Comprehensive income (loss)	$(11,639,000)	$(1,258,000)	$(1,081,000)	$2,339,000	$(11,639,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Cash Flows
For the Nine Months Ended February 28, 2003

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$(618,000)	$1,331,000	$(3,023,000)	$—	$(2,310,000)
Cash flow from investing activities:
Acquisition of property, plant and equipment	(68,000)	(323,000)	(757,000)	—	(1,148,000)
Proceeds from sale of property, plant and equipment	25,000	467,000	—	—	492,000
Investment in and loans to subsidiaries	715,000	(715,000)	—	—	—

Net cash provided by (used in) investing activities	672,000	(571,000)	(757,000)	—	(656,000)
Cash flow from financing activities:
Payments on long-term debt and capital leases	(60,000)	(905,000)	—	—	(965,000)
Other changes, net	(7,000)	143,000	—	—	136,000

Net cash used in financing activities	(67,000)	(762,000)	—	—	(829,000)
Net change in cash and cash equivalents	(13,000)	(2,000)	(3,780,000)	—	(3,795,000)
Effect of exchange rates on cash	—	—	446,000	—	446,000
Cash at beginning of period	803,000	3,000	4,813,000	—	5,619,000

Cash at end of period	$790,000	$1,000	$1,479,000	$—	$2,270,000

Supplemental cash flow:
Noncash operating expenses related to:
Depreciation	$345,000	$1,097,000	$1,485,000	$—	$2,927,000
Amortization	—	93,000	—	—	93,000
Cash paid during the period for:
Interest	$1,016,000	$150,000	$1,500,000	$(1,500,000)	$1,166,000
Income taxes	—	—	198,000	—	198,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Cash Flows
For the Nine Months Ended February 28, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$(722,000)	$373,000	$3,076,000	$—	$2,727,000
Cash flow from investing activities:
Acquisition of property, plant and equipment	(250,000)	(339,000)	(1,840,000)	—	(2,429,000)
Proceeds from sale of property, plant and equipment	52,000	371,000	—	—	423,000
Investment in and loans to subsidiaries	(144,000)	—	—	144,000	—

Net cash provided by (used in) investing activities	(342,000)	32,000	(1,840,000)	144,000	(2,006,000)
Cash flow from financing activities:
Payments on long-term debt and capital leases	(120,000)	(549,000)	(109,000)	—	(778,000)
Sale of common stock, net of issuance costs	68,000	—	—	—	68,000
Other changes, net	57,000	144,000	—	(144,000)	57,000

Net cash provided by (used in) financing activities	5,000	(405,000)	(109,000)	(144,000)	(653,000)
Net change in cash and cash equivalents	(1,059,000)	—	1,127,000	—	68,000
Effect of exchange rates on cash	—	—	55,000	—	55,000
Cash at beginning of period	1,134,000	3,000	2,958,000	—	4,095,000

Cash at end of period	$75,000	$3,000	$4,140,000	$—	$4,218,000

Supplemental cash flow:
Noncash operating expenses related to:
Depreciation	$446,000	$1,356,000	$1,487,000	$—	$3,289,000
Amortization	—	56,000	—	—	56,000
Noncash investing activities:
Seller financed acquisition of patent	$—	$950,000	$—	$—	$950,000
Cash paid during the period for:
Interest	$902,000	$258,000	$1,227,000	$(1,201,000)	$1,186,000
Income taxes	—	—	490,000	—	490,000

Inventories consist of the following:

	February 28,	May 31,
	2003	2002

Guarantor subsidiaries
Raw materials	$2,088,000	$2,796,000
Work in progress	2,684,000	3,122,000
Finished goods	4,507,000	5,331,000

	$9,279,000	$11,249,000

Non-guarantor subsidiaries
Raw materials	$1,270,000	$1,131,000
Work in progress	8,314,000	6,963,000
Finished goods	244,000	263,000

	$9,828,000	$8,357,000

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. Actual results could differ materially from those projected in the forward-looking statements set forth in this report. Some of the factors that may cause results to differ materially from those projected include the overall economic decline in the aerospace industry due to both the recent economic downturn and the September 11 attacks, and the Company’s dependence on the success of its European Operations. Additional factors may also cause results to differ materially from those projected. We have included a more complete list of additional factors that could adversely impact our results of operations and our financial condition in our most recent Amended Annual Report on Form 10-K/A filed via Edgar with the Securities and Exchange Commission on December 6, 2002, under the heading entitled “Risk Factors.” We urge you to read such information and the Company’s other recent filings with the Commission in detail; those filings are available at the Commission’s website, http;//www.sec.gov. Information contained in this quarterly report was prepared by management based on the best information available to it as of the date of filing of this report, and management does not plan to update forward-looking statements to reflect new events or changing circumstances occurring after this report was filed.

Overview

Pacific Aerospace & Electronics, Inc., is an engineering and manufacturing company with operations in the United States and the United Kingdom. We design, manufacture and sell components and subassemblies used in technically demanding environments. For the defense, electronics, telecommunications, energy and medical industries we produce such components as hermetically sealed electrical and fiber optic connectors and instrument packages as well as ceramic capacitors, filters and feed-throughs. We also produce machined, cast, and formed metal parts and subassemblies, using aluminum, titanium, magnesium, and other metals for the aerospace, transportation and medical device industries. Our customers include global leaders in all of these industries. We are organized into two operational groups: U.S. Operations and European Operations.

Critical Accounting Estimates and Policies

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including revenue recognition, the allowance for doubtful accounts, sales returns and allowances, the salability and recoverability of inventory, impairment of long-lived assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions, and such variations may be adverse.

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

Results of Operations

Quarter Ended February 28, 2003 Compared to Quarter Ended February 28, 2002

Net Sales. Net sales decreased by $2.6 million, or 14.2%, to $15.7 million for the quarter ended February 28, 2003, from $18.3 million for the quarter ended February 28, 2002. This decrease was due to a number of factors including the effects of our operational restructuring plan and various events that affected our markets. The European Operations contributed $9.3 million of net sales during the quarter ended February 28, 2003, down $0.7 million, or 7.0%, from the $10.0 million contributed during the quarter ended February 28, 2002. Following the tragic events of September 11, the commercial aerospace market in the U.S. and Europe saw a significant decline. Boeing and Airbus have announced substantial cuts in their planned commercial aircraft build rates and domestic and foreign air carriers have cut aircraft orders and flight schedules in efforts to reduce their costs. The decrease in net sales contributed by our European Aerospace Group is largely attributable to reduced, postponed, or cancelled orders from commercial aircraft manufacturers. All of these trends are likely to have an adverse long-term and short-term impact on our commercial aerospace revenues.

The U.S. Operations contributed $6.4 million to net sales during the quarter ended February 28, 2003, down $1.7 million from $8.1 million contributed during the quarter ended February 28, 2002. This decrease was primarily due to the reduction in orders from commercial aircraft manufacturers which was caused by the same market conditions experienced by the European Operations. We also experienced decreases in net sales because of our operational restructuring, in which we discontinued some operations that previously had been unprofitable or that had contributed only nominal profits. Those divisions collectively had contributed $0.2 million to net sales for the quarter ended February 28, 2002, but did not contribute any net sales during the quarter ended February 28, 2003.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the quarter multiplied by 360 days, decreased to 64.9 days for the quarter ended February 28, 2003, from 70.0 days for the quarter ended February 28, 2002. This decrease was primarily due to a concerted focus by management to increase collection efforts, primarily within the European Operations.

Gross Profit. Gross profit decreased by $2.5 million, or 69.4%, to $1.1 million for the quarter ended February 28, 2003, from $3.6 million for the quarter ended February 28, 2002. As a percentage of net sales, gross profit decreased to 7.1% for the quarter ended February 28, 2003, from 19.7% for the quarter ended February 28, 2002. This decrease was due to the reduction in revenue associated with the commercial aerospace industry, while many of our costs are fixed. We also increased our inventory reserves by $400,000 during the quarter related to certain inventory that, based upon our current estimates of usage, would not be utilized. The increase in slow moving inventory during the quarter was due primarily to reduced sales volumes. Without the increase in inventory reserves our gross profit as a percentage of sales would have been 9.7% for the quarter ended February 28, 2003. In an effort to increase our gross profit, we have significantly reduced staffing levels at our operating facilities in the United States and in the United Kingdom. We are also in the process of consolidating our manufacturing sites and have sold or are in process of selling excess machinery. We are also outsourcing certain operating functions along with implementing production processes which we expect to be more efficient.

Inventory turnover, as calculated by dividing annualized sales for the quarter by ending inventory, remained relatively unchanged at 3.3 turns for the quarter ended February 28, 2003 compared to 3.4 turns for the quarter ended February 28, 2002.

Operating Expenses. Operating expenses decreased by $0.3 million, to $3.3 million for the quarter ended February 28, 2003, from $3.6 million for the quarter ended February 28, 2002. This decrease was primarily due to the 2002 disposition of our Engineering & Fabrication and Display Divisions. In an effort to reduce operating expenses further, we have significantly reduced our corporate overhead by reducing corporate executive salaries, eliminating several executive positions, and other headcount reductions. Interest Expense. Interest expense decreased by $2.6 million, or 66.7%, to $1.3 million for the quarter ended February 28, 2003, from $3.9 million for the quarter ended February 28, 2002. This decrease was due to our March 2002 debt restructuring, which is detailed in our Current Reports on Form 8-K dated March 27, 2002 and April 3, 2002 as filed with the Securities and Exchange Commission.

Other Income (Expense). Other income represents non-operational income and expense for the quarter ended February 28, 2003.

Income Tax Benefit (Expense). No income tax benefit was recorded during the quarter ended February 28, 2003 due to uncertainties related to realization of the tax benefit.

Net Loss. Net loss increased to $3.8 million for the quarter ended February 28, 2003 primarily due to the lower gross profit percentages offset by lower interest expense.

Nine Months Ended February 28, 2003 Compared to Nine Months Ended February 28, 2002

Net Sales. Net sales decreased by $15.1 million, or 23.9%, to $48.2 million for the nine months ended February 28, 2003, from $63.3 million for the nine months ended February 28, 2002. This decrease was due to a number of factors including the effects of our operational restructuring plan and various events that affected our markets. The European Operations contributed $28.3 million of net sales during the nine months ended February 28, 2003, down $7.4 million, or 20.7%, from the $35.7 million contributed during the nine months ended February 28, 2002. Following the tragic events of September 11, the commercial aerospace market in the United States and Europe saw a significant decline, and those markets have continued to decline owing in part to continuing uncertainties about the global economy and international political tensions. Boeing and Airbus have announced substantial cuts in their planned commercial aircraft build rates, and domestic and foreign air carriers have cut aircraft orders and flight schedules in efforts to reduce their costs. The decrease in net sales contributed by our European Aerospace Group is largely attributable to reduced, postponed, or cancelled orders from commercial aircraft manufacturers. All of these trends are likely to have an adverse long-term and short-term impact on our commercial aerospace revenues.

The U.S. Operations contributed $19.9 million to net sales during the nine months ended February 28, 2003, down $6.2 million from $26.1 million contributed during the nine months ended February 28, 2002. This decrease was primarily due to the reduction in orders from commercial aircraft manufacturers which was caused by the same market conditions experienced by the European Operations. Some of the decrease in net sales also relates to divisions that have been discontinued. Those divisions collectively had contributed $1.5 million to net sales for the nine months ended February 28, 2002, but did not contribute any net sales during the nine months ended February 28, 2003.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the nine months multiplied by 360 days, increased to 63.3 days for the nine months ended February 28, 2003, from 60.8 days for the nine months ended February 28, 2002. This increase was due to slightly slower payments from some of our larger customers, primarily commercial aerospace customers.

Gross Profit. Gross profit decreased by $6.6 million, or 55.0%, to $5.4 million for the nine months ended February 28, 2003, from $12.0 million for the nine months ended February 28, 2002. As a percentage of net sales, gross profit decreased to 11.2% for the nine months ended February 28, 2002, from 18.9% for the nine months ended February 28, 2002. This decrease was due to the reduction in revenue associated with the commercial aerospace industry, while many of our costs are fixed.

Inventory turnover, as calculated by dividing annualized sales for the nine months by ending inventory, decreased to 3.4 turns for the nine months ended February 28, 2003 from 3.9 turns for the nine months ended February 28, 2002. The decrease was due to lower average sales volumes without a significant decrease in inventory levels.

Operating Expenses. Operating expenses decreased by $2.6 million, to $8.9 million for the nine months ended February 28, 2003, from $11.5 million for the nine months ended February 28, 2002. This decrease was primarily due to the disposition of our Engineering & Fabrication and Display Divisions. In

a further effort to reduce operating expenses, as well as increasing our gross profit, we have significantly reduced our corporate overhead including reduction in corporate executive salaries, elimination of several executive positions, and other headcount reductions. We have also reduced headcount at our operating facilities in the United States and in the United Kingdom. We are in the process of consolidating our manufacturing sites and have sold or are in process of selling excess machinery. We are also outsourcing certain operating functions along with implementing production processes which we believe will be more efficient.

Interest Expense. Interest expense decreased by $8.1 million, or 71.1%, to $3.3 million for the nine months ended February 28, 2003, from $11.4 million for the nine months ended February 28, 2002. This decrease was primarily due to our March 2002 debt restructuring.

Other Income (Expense). Other income represents non-operational income and expense for the nine months ended February 28, 2003.

Income Tax Benefit (Expense). Income tax benefit for the nine months ended February 28, 2003 was derived from taxable losses in our foreign subsidiaries.

Net Loss. Net loss decreased by $4.9 million to a net loss of $6.7 million for the nine months ended February 28, 2003, from a net loss of $11.6 million for the nine months ended February 28, 2002, due to the factors listed above, primarily lower interest expense due to our March 2002 debt restructuring.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our independent auditors in their report accompanying our May 31, 2002 audited consolidated financial statements stated that we have suffered recurring losses from operations and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If we are not sufficiently successful in generating cash from operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside the ordinary course of business. Current market conditions, coupled with our current stock price, may pose difficulties in closing a securities offering on acceptable terms, or at all. Moreover, if we need to dispose of assets outside of the ordinary course of business to generate cash, we may not be able to realize the carrying value of those assets upon liquidation. If we are unable to generate the necessary cash, we could be unable to continue in existence.

At February 28, 2003 our total cash on hand was $2.3 million, compared with cash on hand of $5.6 million at May 31, 2002. Cash used by operating activities was $2.3 million during the nine months ended February 28, 2003 compared to cash flows from operating activities of $2.7 million during the nine months ended February 28, 2002. The change in cash flows from operating activities was primarily due to our loss from operations and cash used to pay down accrued liabilities. Our future success as a company will depend heavily on our ability to generate cash from operating activities. We are continuing to focus on cost reduction initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include staff reductions, reduction of product line offerings, sale of excess inventory, and general and administrative cost controls.

Cash used in investing activities decreased from $2.0 million during the nine months ended February 28, 2002 to $0.7 million during the nine months ended February 28, 2003. This decrease was due to lower amounts of investment in manufacturing equipment and manufacturing facility improvements. We currently do not have any material commitments for capital equipment purchases.

Cash used in financing activities increased from $0.7 million during the nine months ended February 28, 2002 to $0.8 million during the nine months ended February 28, 2003. Cash used in financing activities was used primarily for debt payments during the nine months ended February 28, 2003.

We were notified by certain of our secured lenders that we are not in compliance with certain covenants of loans that are secured by a deed of trust on our headquarters building and substantially all of our other assets. Pursuant to forbearance agreements, our secured lenders have agreed to forbear from declaring covenant defaults until the earlier of the date on which we regain compliance (thereby curing such covenant violations) or March 1, 2004.

We translate the activity of our European Operations, whose functional currency is the British Pound Sterling, into U.S. Dollars on a monthly basis. The balance sheet of the European Operations is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statement of operations and statement of cash flows we use the weighted average exchange rate for the period. As a result, the value of our assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. We had not entered into any hedging arrangements as of February 28, 2003.

Significant Events During The Quarter

Conversion of Series C Convertible Preferred Stock and Reverse Stock Split

On January 27, 2003, following approval by a majority of our shareholders, we increased the number of our authorized shares of common stock from 100,000,000 to 20,000,000,000 shares without affecting per share par value. Upon the increase in authorized shares the holders of all of our Series C Convertible Preferred Stock converted their preferred shares into 4,865,819,000 shares of common stock. On the same day, following approval by a majority of our shareholders, we completed a 1 for 200 reverse split of our outstanding shares of common stock, as well as a proportionate reduction in our shares of authorized but un-issued common stock. At February 28, 2003, as a result of the reverse split, we had 100,000,000 authorized shares of common stock with 24,779,209 common shares outstanding.

Revolving Invoice Funding Facility

In February 2003, the Company entered into a revolving invoice funding facility with a national bank. Under the facility the Company may borrow up to 80% of acceptable domestic United States accounts receivable, up to a maximum amount of $3,000,000. The facility is secured by all domestic United States accounts receivable and all domestic United States inventories. The facility bears interest at the bank’s prime rate plus 5.5% and expires in February 2004. There were no amounts borrowed under this facility at February 28, 2003.

Sale of U.S. Operations’ Boeing Statement of Work

On January 31, 2003, the Company sold its rights and responsibilities for the U.S. Operations’ Boeing Statement of Work to an independent third party. The Company also sold inventory, tooling and certain intangible assets related to the Boeing Statement of Work. The sale price was $400,000 payable as follows: $181,250 due at closing and seven quarterly payments of $31,250. There was no significant gain or loss resulting from the transaction.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of SFAS No. 143 in the first quarter of fiscal year 2004. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, this statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses. The statement became effective for the Company on June 1, 2002 for prospective transactions. Additionally, adoption of the statement requires that the Company reclassify gains previously reported for the years ended May 31, 2000 and 2002 related to debt extinguishments from extraordinary items to income from continuing operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The Company adopted this statement for exit or disposal activities that were initiated after December 31, 2002, and the adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure — an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No.148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The amendments to the transition and disclosure provisions is effective for fiscal years ending after December 15, 2002. The amendment to APB Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We are currently evaluating the impact of SFAS No. 148. We will adopt the disclosure provisions of SFAS No. 148 in our Annual Report on Form 10-K for the year ending May 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The guarantor may not revise or restate its previous accounting for guarantees issued before the date of the Interpretation’s initial application to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The guidance on indirect guarantees of the indebtedness of others, which previously was included in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, continues to apply to financial statements for fiscal years ended after June 15, 1981. The adoption of this interpretation did not have a material impact on the Company’s results of operations, consolidated financial position or cash flows and has been considered in formulating disclosures for the third quarter of fiscal year 2003 condensed consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, Revenue Arrangements with Multiple Deliverables, with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of this consensus will have a material impact on the Company’s consolidated results of operations or financial position.

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

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in currencies other than the functional currencies in which our business segments operate (the U.S. Dollar and the British Pound Sterling). Although we have significant foreign operations, transactions in currencies other than our functional currencies are not significant. We also do not have significant transactions between our U.S. and European Operations. Historically, we have not experienced material foreign currency transaction gains and losses and do not anticipate any material foreign currency transaction gains or losses in the future. Therefore, we have not entered into any hedging or other transactions to manage our foreign currency exchange rate risk as of February 28, 2003. However, the value of our assets, liabilities, revenue and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates between the British Pound Sterling and the U.S. Dollar. For example, British Pound Sterling was worth $1.4625 on May 31, 2002 but one British Pound Sterling was worth $1.5737 on February 28, 2003. As a result, we incurred a positive foreign currency translation adjustment of $1,892,000 during the nine months ended February 28, 2003.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At February 28, 2003, we had purchase commitments for raw materials aggregating approximately $1.4 million. This amount relates to a titanium supply agreement with a fixed price.

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

On April 4, 2003, our executive officers completed an evaluation of our disclosure controls and procedures and have determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification.

Since the completion of that evaluation, management has noted no significant changes in internal controls or in other factors that could significantly affect internal controls.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is involved in legal proceedings relating to claims arising out of operations in the normal course of business.

On November 26, 2002 the Company filed a complaint in the United States District Court for the Eastern District of Washington against Edward Taylor, James Petri, their spouses, and RAAD Technologies, a Washington corporation. In the compliant we seek to enjoin the defendants from continuing infringement of certain intellectual property rights and against certain conduct we contend represents unfair competition. We also seek damages, attorney fees, court costs and other equitable relief. The defendants filed a lawsuit in the United States District Court for the Western District of Washington on February 18, 2003 seeking a declaratory judgment that infringement has not occurred on certain related technologies. The Company plans either to seek to dismiss the second action or to consolidate it with the original claim.

Other than as described above, the Company is not aware of any suits or proceedings that, if decided adversely to the Company, would have a material adverse effect upon the Company or its assets.

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

(c) None.

(d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We were notified by certain of our secured lenders that we are not in compliance with certain covenants of loans that are secured by a deed of trust on our headquarters building and substantially all of our other assets. Pursuant to forbearance agreements, our secured lenders have agreed to forbear from declaring covenant defaults until the earlier of the date on which we regain compliance (thereby curing such covenant violations) or March 1, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 27, 2003, we held a special meeting of shareholders in lieu of our 2001 annual meeting of shareholders. The shareholders voted upon the following matters at the meeting:

(a)  Election of the following five individuals to serve as directors of the Company:

				BROKER
DIRECTOR	FOR	AGAINST	ABSTAIN	NON-VOTES

Richard W. Detweiler	80,399,631	29,001	1,465,820
Carl H. Goldsmith	80,373,582	55,050	1,465,820
Matthew C. Kaufman	80,357,666	70,966	1,465,820
Philip Raygorodetsky	80,334,482	94,150	1,465,820
Donald A. Wright	79,788,049	640,583	1,465,820

(b)  Approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from one hundred million (100,000,000) shares to twenty billion (20,000,000,000) shares (without affecting par value):

For	48,261,710
Against	3,017,797
Abstain	142,815
Broker Non-Votes	30,472,130
TOTAL	81,894,452

(c)  Approval of a 1-for-200 reverse stock split of the Company’s authorized, issued and outstanding shares of Common Stock:

For	48,196,948
Against	3,142,352
Abstain	83,022
Broker Non-Votes	30,472,130
TOTAL	81,894,452

(d)  Approval of a new Stock Option Plan for the Company providing for non-qualified stock option grants to employees, directors and consultants:

For	47,712,458
Against	3,439,974
Abstain	269,890
Broker Non-Votes	30,472,130
TOTAL	81,894,452

(e)  Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ended May 31, 2002:

For	81,058,074
Against	641,938
Abstain	194,440
Broker Non-Votes	—
TOTAL	81,894,452

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number	Description
10.56	Asset Purchase Agreement dated January 31, 2003, among Cashmere Manufacturing Co., Inc. as Seller and Damar Machine Company, Inc. as Buyer.
10.57	Contract of Sale and Security Agreement between CAPCO Financial, Inc., a subsidiary of Cupertino National Bank, the registrant and certain of the registrant's subsidiaries dated February 12, 2003.
10.58	Subordination Agreement dated February 12, 2003 among CAPCO Financial, Inc., a division of Cupertino National Bank, Wachovia Bank, N.A. (f/k/a First Union National Bank), the registrant and its wholly owned subsidiaries, Cashmere Manufacturing Co., Inc., Northwest Technologies, Inc., and Pacific Coast Technologies, Inc.
10.59	Cross Guaranty and Collateral Agreement dated February 12, 2003 among CAPCO Financial, Inc., a division of Cupertino National Bank, the registrant and its wholly owned subsidiaries, Cashmere Manufacturing Co., Inc., Northwest Technologies, Inc., and Pacific Coast Technologies, Inc.
10.60	Guaranty dated February 12, 2003 among CAPCO Financial, Inc., a division of Cupertino National Bank, the registrant and Cashmere Manufacturing Co., Inc.
10.61	Security Agreement dated February 12, 2003 among CAPCO Financial, Inc., a division of Cupertino National Bank, the registrant and its wholly owned subsidiaries, Cashmere Manufacturing Co., Inc., Northwest Technologies, Inc., and Pacific Coast Technologies, Inc.
10.62	Amendment No. 1 to Security Agreement dated February 12, 2003 between CAPCO Financial, Inc., the registrant and its wholly owned subsidiaries, Cashmere Manufacturing Co., Inc., Northwest Technologies, Inc., and Pacific Coast Technologies, Inc.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on February 17, 2003, reporting a 1-for-200 reverse split of its outstanding shares of common stock, as well as a proportionate reduction in its shares of authorized but unissued common stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC AEROSPACE & ELECTRONICS, INC

/s/ Donald A. Wright
Date: April 14, 2003
Donald A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Charles A. Miracle
Date: April 14, 2003
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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Charles A. Miracle

Charles A. Miracle

Chief Financial Officer

EXHIBIT INDEX

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number	Description
10.56	Asset Purchase Agreement dated January 31, 2003, among Cashmere Manufacturing Co., Inc. as Seller and Damar Machine Company, Inc. as Buyer.
10.57	Contract of Sale and Security Agreement between CAPCO Financial, Inc., a subsidiary of Cupertino National Bank, the registrant and certain of the registrant's subsidiaries dated February 12, 2003.
10.58	Subordination Agreement dated February 12, 2003 among CAPCO Financial, Inc., a division of Cupertino National Bank, Wachovia Bank, N.A. (f/k/a First Union National Bank), the registrant and its wholly owned subsidiaries, Cashmere Manufacturing Co., Inc., Northwest Technologies, Inc., and Pacific Coast Technologies, Inc.
10.59	Cross Guaranty and Collateral Agreement dated February 12, 2003 among CAPCO Financial, Inc., a division of Cupertino National Bank, the registrant and its wholly owned subsidiaries, Cashmere Manufacturing Co., Inc., Northwest Technologies, Inc., and Pacific Coast Technologies, Inc.
10.60	Guaranty dated February 12, 2003 among CAPCO Financial, Inc., a division of Cupertino National Bank, the registrant and Cashmere Manufacturing Co., Inc.
10.61	Security Agreement dated February 12, 2003 among CAPCO Financial, Inc., a division of Cupertino National Bank, the registrant and its wholly owned subsidiaries, Cashmere Manufacturing Co., Inc., Northwest Technologies, Inc., and Pacific Coast Technologies, Inc.
10.62	Amendment No. 1 to Security Agreement dated February 12, 2003 between CAPCO Financial, Inc., the registrant and its wholly owned subsidiaries, Cashmere Manufacturing Co., Inc., Northwest Technologies, Inc., and Pacific Coast Technologies, Inc.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.