Form 10-K
period 2003-05-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2003-08-22
CIK 790023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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
common stock, $0.001 par value
(Title of class)

Common Stock Purchase Warrants
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity on the NASD Over-the-Counter Bulletin Board as of November 29, 2002, was approximately $8,537,000.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The number of shares outstanding of the Registrant’s common stock, $0.001 par value per share, as of August 21, 2003 was 24,779,209 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

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

In March 2002, we completed the exchange portion of a capital restructuring (the “Exchange”). In accordance with an exchange agreement (the “Exchange Agreement”), holders (the “Noteholders”) of all of our then outstanding 11 1/4% senior subordinated notes due 2005 (the “Subordinated Notes”) exchanged $63.7 million aggregate principal amount of the Subordinated Notes, together with accrued interest thereon, for shares of our common stock, shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) and approximately $15.0 million in aggregate principal amount of 10% pay-in-kind senior subordinated notes (the “PIK Notes”). The Series C Preferred Stock automatically converted (the “Automatic Conversion”) into 4,865,820,023 shares of our common stock following shareholder approval of an increase in the number of our authorized shares of common stock. Following the conversion of the Series C Preferred Stock, the Company’s shareholders approved an amendment to the Articles of Incorporation providing for a 200 to 1 reverse split of the Company’s common stock, with a proportionate reduction in the Company’s authorized common stock (the “Reverse Split”). The Reverse Split did not affect the par value of the common stock.

As a result of the Exchange, the Noteholders now beneficially own approximately 97.5% of our outstanding shares of common stock on a fully-diluted basis. In addition to exchanging our Subordinated Notes as described above, we also entered into a new five-year senior secured loan (the “Senior Loan”) represented by new senior secured notes (the “Senior Notes”, and the holder thereof, the “Senior Noteholders). The Senior Notes were issued at a discount so that the proceeds of that loan totaled approximately $22.0 million. The Senior Notes will accrete through May 1, 2007 to a principal amount of $36.0 million and will bear interest on the fully accreted amount at 5% per annum beginning on the date of the exchange. We used $16.2 million of the proceeds from the Senior Notes to pay off principal and accrued interest on our then outstanding 21% senior secured loan. The remaining proceeds were used for working capital, to pay the fees and costs of the restructuring and for other general corporate purposes.

References in this Form 10-K to the Company include Pacific Aerospace & Electronics, Inc., and its subsidiaries. Our headquarters is located at 430 Olds Station Road, Third Floor, Wenatchee, Washington 98801, and our telephone number is (509) 667-9600. This Annual Report on Form 10-K relates to the fiscal year ended May 31, 2003. The description of the Company’s business in this report focuses on the operations as they were organized as of May 31, 2003. Pacific Aerospace & Electronics, Inc.’s predecessor, PCT Holdings, Inc., a Nevada corporation (“PCTH”) was incorporated in 1995. In 1996, PCTH merged into the Company, with the Company as the surviving entity, in order to reincorporate under the laws of the State of Washington.

Our Internet website address is http://www.pcth.com. We make our periodic reports and other filings available through our website, free of charge, as soon as practical after they are filed with or furnished to the Securities and Exchange Commission. Readers should note that the contents of our website are not incorporated into our Securities and Exchange Commission reports, nor should any part of that website be considered a part of any such report for any purpose.

Business Strengths

Significant Customer Base

We have a diverse international customer base, which includes many of the world’s leading companies in their industries. Our customers over the past year have included Advanced Bionics Corporation, Aeronautical Macchi Manufacturing Corporation (“Aermacchi”), Agilent Technologies, Inc., BAE SYSTEMS plc (“BAE Systems”), Goodrich Corporation’s Aerostructures Group (“Goodrich,” formerly known as BFGoodrich Company), The Boeing Company (“Boeing”), European Aeronautic Defence and Space Company N.V. (“EADS”), GKN Westland Aerospace, Inc. (“GKN Westland”), Honeywell International Inc., Lockheed Martin Corporation, Northrup Grumman Corporation (“Northrup”), Vought Aircraft Industries, Inc. (“Vought,” formerly Northrup Grumman Corporation’s commercial aerostructures group), Parker Hannifan Corporation, Raytheon Company (“Raytheon”), Rolls-Royce plc (“Rolls-Royce”), and TRW Inc.

Strong Technology Position

We utilize specialized manufacturing techniques, advanced materials science, integrated design, process engineering, and proprietary technologies or processes in the design and manufacture of our products. We currently own 23 U.S. patents, 4 non-U.S. patents, and 4 pending patent applications in non-U.S. jurisdictions, and we use a combination of patented technology, trade secrets and other proprietary technology in the manufacture of our state-of-the-art electronic components and packages. We also have a broad base of expertise in precision machining. Our European Operations have specialized expertise in casting aluminum and magnesium products using sand and investment casting techniques and its licensed “Sophia Process” casting technology. We also have expertise in superplastic forming of titanium sheet and stretch forming of aluminum sheet. We are continually working to develop new proprietary technologies, and, in addition to the numerous patents that we own or have pending, we maintain an ongoing program of evaluating and protecting our proprietary rights and processes.

Strong Position in Major Aerospace and Defense Programs

We supply components, parts and assemblies to Boeing for various commercial aircraft construction programs and to members of the Airbus consortium for Airbus’ A318-A321, A330/340, and A380 commercial aircraft construction programs. In addition, we participate in major defense and military aircraft programs in the U.S. and Europe including components for the U.S. made F-15, F-18, F-22 and Apache Longbow and the European made Eurofighter.

Diversity of Product Offerings and Capabilities

We design and manufacture a broad range of precision cast, formed, machined, finished, and fabricated metal products, as well as a broad range of specialized electronics components and sub-assemblies. We collaborate with many of our customers to develop products that meet specific design or customization requests. We believe that one of our key strengths is our ability to provide integrated design and manufacturing solutions to our customers. We also believe that our experience and capabilities in providing specialty processes and working with the changing needs of our customers will allow us to respond to changing market trends in the industries that we already serve and responding to the needs of customers in new markets.

Strategies

Our objective is to be a world class aerospace and electronics component manufacturer that generates profitable growth by integrating manufacturing processes, introducing new products and technologies, and developing new customers in targeted markets. We believe that pursuing the following business strategies will enable us to increase market penetration, create operating efficiencies, and enhance our competitive position.

Offer Complete Solutions

We have continued to vertically consolidate our manufacturing processes, with the goal of improving operating efficiencies and increasing profit margins. A key component of this strategy is to use our expertise in advanced materials science and in the manufacture and assembly of precision products to identify new products, services, technologies and markets and to provide customers with integrated design and assembly capabilities. We believe commercial aircraft manufacturers, defense contractors, and leading manufacturers in other industries will continue to move toward purchasing from a smaller number of suppliers that can supply more integrated systems and pre-assembled parts. By producing products that integrate our various areas of expertise, we hope to improve our profit margins and position ourselves to capture a larger share of our customers’ total product requirements.

Diversify Customer Base

We believe that two keys to our long-term success will be diversification of our customer base and expansion of our proprietary technologies into new markets. We have always believed that our proprietary technologies give us advantages that many of our competitors do not have. We do not just make parts based on a drawing – we are able to provide design, modeling and prototyping services to our customers as well. We are expanding outside of our historical markets into new industries, such as the fuel cell, fiber optic, power supply and advanced medical products industries. As a result of these efforts, we have reduced our reliance on the cyclical aerospace industry, allowing us to become an important part of emerging industries.

Industry Overview

Aerospace

The airline industry is in the middle of the worst downturn in recent aviation history. The industry experienced negative growth in 2001 and no growth in 2002. For several of the preceding years, the commercial aerospace industry had been in decline as airlines sought to reduce costs, and the defense industry had experienced substantial force reductions and corresponding declines in military spending. The commercial aerospace trend is expected to continue in 2003 due to the current political climate and threat of contagious viruses. Demand for aerospace components is closely related to delivery and use rates for commercial aircraft. Delivery and use rates are in turn directly related to the actual and projected volume of passenger and freight traffic, average aircraft age, and global fleet size. The Boeing 2003 Current Market Outlook forecasts that worldwide economic growth will average 3.2% per year over the next 20 years, this economic growth will translate into 5.1% per year in airline passenger traffic growth and 6.4% per year in cargo traffic growth. Boeing also forecasts that this growth will create a demand that will more than double the world aircraft fleet over the next 20 years, where one-fourth of the market for new commercial jets can be thought of as replacement for older in-service airplanes, and the remaining three-quarters for accommodation of both passenger and cargo traffic growth.

As in other transportation segments, aircraft manufacturers and defense contractors have been aggressively searching for ways to improve the quality and reduce the cost of their manufactured products. One major area of focus has been the manner in which they work with their supply base. Aircraft manufacturers and defense contractors have increasingly become product designers and assemblers rather than vertically integrated manufacturers. As a result, these manufacturers are outsourcing component manufacturing to independent suppliers, seeking to benefit from an independent supplier’s lower cost structure and specialized manufacturing knowledge. Suppliers that demonstrate an ability to effectively deliver a high quality product on the required delivery schedule at a reasonable cost will benefit from this shift. In addition, commercial aircraft manufacturers are tending, and defense contractors are being strongly encouraged by the U.S. Department of Defense, to purchase from suppliers that can supply more integrated systems and pre-assembled parts. These shifts are leading to a consolidation in the supply base. Certain segments of the aerospace supply base are already consolidated, such as engines, avionics and landing gear. Other segments, however, including structural components and electronics, remain fragmented. We believe that this trend toward consolidation presents an opportunity for suppliers with the financial and management resources to meet their customers’ needs.

Electronics

Growth in the high reliability electronics industry has historically been fueled by several factors, including the rapid pace of technological advancement and development of new defense and satellite products. The growth in demand by these sophisticated customers has induced manufacturers to create more complex designs of lighter, more efficient configurations and higher levels of performance. Additionally, international demand for advanced electronics components is growing rapidly as these new developments enter the arena of available solutions.

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

Products, Processes and Markets

Our products, manufacturing processes and markets in fiscal 2003, and the industry segments in which we operated during fiscal 2003, are summarized below.

For financial information about operational segments and geographic areas, see “Notes to Consolidated Financial Statements – Note 5” in the Company’s consolidated financial statements for May 31, 2003.

Manufacturing
Segment		Business Unit	Processes	Sample Products

U. S.	O P E R A T I O N S	Electronic Components	Design and manufacture of electronic components Explosive forming and bonding of dissimilar metals	Electronic connectors, packages and assemblies with ceramic or glass hermetic seals

Ceramic discoidal electromagnetic filters and capacitors

Explosively bonded metals for use in electronic connectors, assemblies and marine products

		Machining Components	Precision machining and assembly	Aircraft parts; medical products; industrial products

E U R O P E A N	O P E R A T I O N S	Metal Forming Metal Casting	Hot and superplastic titanium forming; cold stretch aluminum forming Sand casting; investment casting; Sophia casting; machining	Jet engine bulkhead components; airframe and engine details; aircraft skin panels; leading edges Aircraft parts; aircraft engine parts; high performance motorsport engine and gearbox parts

The following chart shows the percentage of total revenue from each business unit for the past three fiscal years.

		Years Ended May 31,

Segment	Business Unit	2001	2002	2003

U.S. Operations	Electronic Components	20.99%	24.86%	29.4%
	Machining Components	11.15%	16.64%	*
European Operations	Metal Forming	21.50%	25.13%	28.5%
	Metal Casting	25.70%	31.51%	32.5%
Discontinued Divisions	Display Division	*	*	N/A
	U.S. Casting Division	*	N/A	N/A
	Engineering & Fabrication Division	*	*	N/A

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

Utilizing our proprietary and patented ceramic joining technologies, we have developed and continue to develop innovative solutions for components used in a number of medical applications. For example, we make components that are used in implantable neuro-stimulators for the management of such maladies as incontinence, epilepsy, Hodgkins disease, loss of muscle control, and chronic pain. Other medical component applications that incorporate our products include a zirconia/titanium housing for a cochlear implant device, implantable defibrillator components, a left ventricular assist device, and artificial heart components.

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

With our new composite packaging technology, we have undertaken projects for the military radar industry, with current projects in both shipboard and airborne radar applications. Providing the required features of light weight, thermal conductivity and hermeticity, these systems are utilized within the latest Aegis class cruisers, as well as the F-18 and F-22 aircraft, in preference to the traditional materials, which have both higher weight and significantly higher cost.

We also design and manufacture the world’s smallest multilayer discoidal (round) ceramic capacitors and EMI (electro-magnetic interference) filters for the electronics industry. Furthermore, we have released to market a series of high current EMI filters that represent the smallest 25, 50 and 100 amp EMI filters available on the market today. This is a significant advantage to power applications requiring high current and high package density. We also produce components used in the heart pacer industry.

We also produce a wide variety of explosively bonded dissimilar metals, as well as other complex metal forms and conditions. Applications of this explosively bonded technology range from components for surgical instruments, such as endoscopes, to “sputtering targets” utilized for vapor deposition of exotic metals onto critical surfaces such as semiconductor devices, to mirrors for medical and spacecraft uses. One major application for these products is in the maritime industry, where they provide a solution to the ageless problem of galvanic corrosion. Utilizing explosive metal forming, we produce components for jet aircraft engines, rocket nozzle components for the Space Shuttle, and complex aircraft chassis components. We are the only known U.S. source for explosive metal forming at this time. Shock hardening (a type of work hardening) of metals is another one of our important processes. Products made by this process include railroad intersection components that are hardened to extend their service life, and cutting teeth for tunnel boring machines.

Our proprietary and patented technologies provide technical solutions to difficulties faced by high-tech manufacturers that are challenged by extreme environmental conditions, such as in the fuel cell and implantable medical products industries. We focus on providing solutions in the areas of diffusion bonding, ceramic/metals joining, exotic metals composites, interconnect stability, and thermal stress distribution with biocompatible materials. In the fuel cell area, we are developing processes for the assembly of fuel cells stacks, heat exchangers and fuel reformers for pem and solid-oxide fuel cells. Our zirconia-metal fusion technology has also been applied to the manufacture of a solid-oxide electrolyzer for use in space exploration. Additional research is being performed on planar fuel cell stacks. We have used our zirconia-metal fusion technology to assist a manufacturer of neurostimulator devices in overcoming technological barriers. We have produced a number of composite electronic enclosures and have U.S. patent protection for this technology. This technology allows us to produce lighter, more durable electronics packages with improved thermal conductivity.

During the past several years, we have made significant progress in the area of labor-reducing automation. Fully automatic testing stations and computerized numerical control (“CNC”) turning stations are in use in our manufacturing and machining facilities today due to this in house development program.

The Electronic Components business unit holds a certificate of registration to the ISO 9001 standard and to the AS 9000 standard. The ISO 9001 and the AS 9000 standards are internationally recognized certifications of quality. AS 9000 is the more demanding aerospace quality management system standard. The registration process requires a company to: (1) document and implement a quality management system that meets or exceeds all of the requirements of the standards, (2) choose an accredited registrar (in our case, TUV Essen), (3) have a full quality management system audit conducted by an accredited registrar, and (4) identify and correct any issues that arise during the audit. We also have received a number of military and industry qualification ratings.

          Machining Components

Our Machining Components business unit operates a precision machine shop in Wenatchee, Washington that produces precision machined components, structural parts and assemblies principally from aluminum, titanium, stainless steel and explosively bonded metals. We manufacture machined and sheet metal parts and assemblies that are used for primary and secondary flight components within aircraft. We use CNC machining cells to manufacture particularly complex components and assembly housings and also provide value-added services such as painting and electroplating. Our products are machined and assembled either to customer specifications or according to an engineering and tooling design developed by us to suit our customer’s particular needs. All products are inspected and tested at various stages of production using non-destructive methods such as X-ray, ultrasound, manual and computerized measuring instruments, eddy current, and dyes before the products are passed for shipment to the customer. We often supply our precision machined parts on a “just in time to point of use” basis. This unit also supplies key machined components to our Electronic Components business unit.

Historically, we have supplied nearly all of our products from this business unit to the commercial aerospace and defense industries. As a result, our sales and profitability have been significantly, and often adversely, affected by fluctuations in these industries. As a result, we believe it is important to diversify our product offerings. With that goal in mind, during fiscal 2003, the Machining Components unit sold its rights and responsibilities for its Boeing Statement of Work to an independent third party. We also sold inventory, tooling and certain intangible assets related to the Boeing Statement of Work. This sale will help us focus our resources on industries other than commercial aerospace such as the medical and semiconductor equipment industries. We continue to look for ways to offer our capabilities to leaders in these and other new markets.

Our operations are DI-9000A Boeing approved. Our Wenatchee, Washington operations have also been audited and have received certificates of registration to the ISO 9002 and AS 9000 standards. We have won numerous quality and service awards from our customers.

European Operations

          Metal Forming

At our Welwyn Garden City and Birmingham facilities in England, our European Operations unit’s Metal Forming business unit uses hot and cold metal forming technologies to manufacture titanium and aluminum assemblies and details for the commercial aerospace and defense industries. We also perform finishing, welding, brazing and riveting processes on our parts. Testing of products is done using non-destructive techniques and in-house X-ray facilities. Interactive discussions with customers enable us to closely match component design to the most suitable forming process. We are approved to the ISO 9002 standard.

Hot and Superplastic Forming of Titanium. Our Welwyn Garden City facility specializes in hot and superplastic forming of titanium, and we believe it has the largest independent capability in the European Union for that process. Unlike most sheet metal materials, titanium and its alloys are extremely difficult to form in a cold condition. To overcome this, we have developed a variety of hot forming processes, including hot die forming, hot brake press forming, superplastic forming, gas blow forming, and hot circular stretch-forming. These processes maximize weight savings, maintain structural integrity, minimize cost, and enable designers to manipulate the developing alloys into complex shapes. The forming equipment consists of a range of 21 hot forming and superplastic forming presses with tonnage from 150 to 1,500 tons. Most forming tools are machined from oxidation resistant nickel chrome steel castings weighing up to four tons. We design the necessary tooling using our in-house pattern facility. We also have the capability to chemically mill three-dimensional components in titanium. We market our hot-formed titanium products primarily to the commercial aircraft, helicopter and military aircraft markets. Our titanium products include jet engine nacelle bulkhead components, airframe and engine details, and erosion shields for helicopters. Our titanium products are included on the Airbus model A318-321, A330/340, and A380 aircraft, the Boeing model 737 aircraft, the Bombardier Dash 8-400 aircraft, the Embraer 135 and 145 aircraft, and the Dornier 728 aircraft.

Cold Forming of Aluminum Alloys. At our Birmingham facility, we specialize in stretch and cold forming of aluminum alloys used for aircraft skin panels, leading edges and acoustic panel liners. Stretch forming is a process well suited to producing aircraft skin panels and leading edges. Specialized equipment in the Birmingham facility has the capability to form sheets up to 8 feet wide and up to 13 feet long, and can apply stretching loads of up to 700 tons. Most tools are machined from oxidation-resistant stainless steel castings, and forming dies up to four tons can be handled. Using this tooling together with specialist gripper jaws and rotational platen, the division can stretch-form aluminum alloys into a wide variety of shapes and sizes. Our capabilities extend from design to completion, including tooling design and manufacture, forming, chemical milling, trimming, assembly, and quality control. We market our formed aluminum alloy products primarily to the aerospace industry.

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

Machining. We also have a sophisticated machining center that supports the European Operations’ casting and forming business units. Our machining facility has the technical capabilities to provide a full range of machining services for complete production and finishing of components, including design, pattern production, casting and final machining of a component. The machining facility also performs specialized machining of small detail components in steel and titanium.

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

Customers

Our top ten customers in terms of revenues during fiscal 2003 were Northrop Grumman, Boeing, Airbus, Aermacchi, Raytheon, Westland Structures, GKN Westland, BAE Systems, Alenia and Rolls-Royce. Only the top four customers individually accounted for 5% or more of our revenues, with Northrop Grumman at approximately 8.5%, Boeing at approximately 7.8%, Airbus at approximately 6.6%, and Aermacchi at 6.1%. Together, our top ten customers accounted for approximately 51.5% of our sales during fiscal 2003. In fiscal 2003, we produced electronic packaging and connectors for Northrop Grumman, and machined and cast metal aircraft components for Boeing, Aermacchi and Airbus. We do not have long-term contracts with most of our major customers, and where we have long-term contracts, they generally permit the customer to cancel their orders. We depend on our customers continuing to place new orders for our products. Because of the relatively small number of customers for most of our products, our largest customers can influence product pricing and other terms of trade. If we were to lose any of our largest customers, or if they reduced or canceled orders, our business and financial performance could be harmed.

Our U.S. Operations and European Operations currently serve different customers in the aerospace market. One of our goals has been to take advantage of our position in both the United States and European markets to provide access for our U.S. Operations to customers in Europe, and access for our European Operations to customers in the U.S. Consequently, we have emphasized cross-marketing efforts. One of the outcomes of these efforts has been the success of our European Operations in obtaining work in the United Kingdon from Boeing.

Backlog

We sell the majority of our products through individual purchase orders. Many of our customers would have the right to terminate orders by paying the cost of work in process plus a related profit factor. Historically, we have not experienced a large number of significant order cancellations. However, from time to time, customers cancel orders as a result of a program being cancelled or for other reasons. As of May 31, 2003, we had purchase orders and contractual arrangements evidencing anticipated future deliveries, which we treat as backlog, through fiscal year 2005 of approximately $36 million. We expect to deliver approximately $32 million of this backlog in fiscal year 2004. We may not be able to complete all of that backlog and book it as net sales if we experience cancellations of pending contracts or terminations or reductions of contracts in progress.

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

We have 23 U.S. patents, four non-U.S. patents, and four patent applications pending in non-U.S. jurisdictions. We can provide no assurance that the patent applications will result in issued patents, that existing patents or any future patents will give us any competitive advantages for our products or technology, or that, if challenged, these patents will be held valid and enforceable. Most of our issued patents expire at various times over the next 15 years, with three patents expiring over the next two years. These three patents, as well as several other patents that recently expired, relate to products manufactured by our Electronic Components business unit and constituted a small percentage of our consolidated revenue in fiscal 2003. Although we believe that the manufacturing processes of much of our patented technology are sufficiently complex that competing products made with the same technology are unlikely, our competitors may be able to design competing products using the same or similar technology after these patents have expired.

Despite the precautions we have taken, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Existing intellectual property laws give only limited protection with respect to such actions, and policing violations of these laws is difficult. The laws of other countries in which our products are or may be distributed do not protect products and intellectual property rights to the same extent as do the laws of the United States. We could be required to enter into costly litigation to enforce our intellectual property rights or to defend infringement claims by others. For example we are currently engaged in litigation with former employees to protect certain of our intellectual property. Infringement claims could require us to license the intellectual property rights of third parties, but licenses may not be available on reasonable terms, or at all.

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

Employees

As of May 31, 2003, the Company had approximately 614 employees, of whom approximately 559 were engaged in manufacturing functions, 20 in sales and marketing functions, 30 in administrative functions, and 5 in executive functions. Of the employees, approximately 177 were employed by the U.S. Operations, 435 by the European Operations and 2 by our corporate holding company. As of May 31, 2003, none of our workforce in the United States was unionized. Certain of the European Operations manufacturing and engineering employees are represented by labor unions, although all negotiations are carried out through employee work committees. We have not experienced any work stoppages, and we believe that our relationship with our employees is strong.

Risk Factors

We have reported net losses for recent periods, and we may continue to incur net losses, which could jeopardize our operations and decrease our stock value.

We reported a net loss of $75,720,000 for our fiscal year ended May 31, 2001, net income of $4,525,000 for our fiscal year ended May 31, 2002, and a net loss of $11,742,000 for our fiscal year ended May 31, 2003. We believe that we will continue to incur net losses during fiscal 2004 and that such losses may be substantial. We can offer no assurance that we will achieve profitable operations. Our ability to reach profitability in the future will depend on many factors, including our ability to finance working capital and to realize acceptable gross profits on the products we sell. Future profitability will also depend on our ability to develop new products, the degree of market acceptance of our existing and new products, and the level of competition in the markets in which we operate. If we continue to incur net losses, our cash flow position could be further damaged, our operations could be jeopardized and our stock price could decrease. In protracted or severe instances we may be unable to meet our obligations as they come due, and any failure to do so would materially and adversely affect any investment in the Company.

Our inability to generate cash if and when needed could severely impact our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our independent auditors in their most recent report stated that Pacific Aerospace has suffered recurring losses from operations and has a net capital deficiency which raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If we are not sufficiently successful in generating cash from operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside the ordinary course of business. If we need to dispose of assets outside of the ordinary course of business to generate cash, we may not be able to realize the carrying values of those assets upon liquidation. If we are unable to generate the necessary cash, we could be unable to continue operations.

We have significant debt that adversely affects our financial condition.

Our long-term debt includes the PIK Notes with a carrying value of $25.7 million as of May 31, 2003. These notes do not require us to make cash interest payments. In addition to the PIK Notes, we have approximately $27.2 million (net of unamortized discount of $11.7 million) in senior secured debt and capital leases. We must increase our cash flow from operations if we are to be able to satisfy our debt obligations in the future. Our debt could make us unable to obtain additional financing in the future, and most of our secured debt includes covenants that restrict our ability to borrow additional funds even if sources for such loans were to be available. Our interest expense also diverts a significant portion of our cash flow to principal and interest payments and away from operations and necessary capital expenditures. Our debt also may put us at a competitive disadvantage in relation to competitors with less debt and limits our flexibility to adjust to downturns in our business or market conditions.

Our lenders could accelerate the principal owing on our debt, which we do not have the funds to pay.

We have been notified by KeyBank, N.A., that we are not in compliance with covenants of loans that are secured by a first deed of trust on our headquarters building and a security interest in leasehold improvements on another building that we lease. KeyBank has agreed to forbear from declaring covenant defaults relating to their loans until December 31, 2004, pursuant to a forbearance agreement dated June 25, 2003 so long as we maintain timely payments on the notes. We also have been notified by the Senior

Noteholders that we are not in compliance with a covenant relating to the Senior Notes. The Senior Noteholders have agreed to forbear from declaring covenant default until June 1, 2004, pursuant to a forbearance agreement dated August 8, 2003.

If the holders of our debt obligations were to exercise their remedies, either because we fail to make timely payments on the loans or after the forbearance agreements expire, we may be forced to seek protection from creditors under the bankruptcy laws. To date, our secured lenders have not exercised any remedies with respect to any default, but we can provide no assurance that they would not exercise their remedies prior to their repayment or our compliance with the terms of such debt, nor can we provide assurance that additional or extended forbearance will be granted.

We must comply with a number of significant debt covenants that limit our flexibility.

The note purchase agreement that relates to the Senior Notes and the Indenture to our PIK Notes, as well as various agreements ancillary to those securities, substantially restrict our activities. Unless we obtain consent from our lenders, we generally cannot sell or borrow against our assets or incur additional indebtedness. We are not permitted to pay dividends or repurchase stock. Our debt covenants restrict our ability to acquire new businesses or make investments or loans to others. We are also subject to covenants that limit our ability to make capital expenditures, change the business we conduct, or engage in certain types of transactions. In addition, if we experience a change of control, we will be required to repay our debt early, which creates a substantial disincentive to any potential acquiror. If we breach any of these covenants, the lenders may be able to declare all amounts we owe to be immediately due and payable. If this were to occur, we would likely not have funds available to us to pay off the debt.

Our Senior Notes and the agreements governing our other senior secured indebtedness also require us to meet a number of financial ratios and tests. In fact, we have been notified by KeyBank that we are not in compliance with covenants of loans that are secured a first deed of trust on our headquarters building and a security interest in leasehold improvements on another building that we lease. KeyBank has agreed to forbear from declaring covenant defaults relating to their loans until December 31, 2004, pursuant to a forbearance agreement dated June 25, 2003 so long as we maintain timely payments on the notes. We also have been notified by the Senior Noteholders that we are not in compliance with a covenant relating to the Senior Notes. The Senior Noteholders have agreed to forbear from declaring covenant default until June 1, 2004, pursuant to a forbearance agreement dated August 8, 2003.

Our ability to meet these ratios and tests and to comply with other provisions governing the Senior Notes and the loans secured by our real property may be adversely affected by changes in economic or business conditions or events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default under any or all of our debt arrangements.

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

Our noteholders own a substantial majority of our outstanding voting stock, and thus control all matters requiring a shareholder vote, including the election of directors.

The holders of our PIK Notes and our Senior Notes and their affiliates, in the aggregate, own approximately 97.5% of our outstanding common stock. As such, these noteholders can control the outcome of all shareholders’ votes, including charter and bylaw amendments, possible mergers, corporate control contests, and other significant corporate transactions. Furthermore, they are entitled to nominate and elect all members of our Board of Directors. As such, they have absolute control over our Board of Directors and its policies, and as a result, could prevent or delay any strategic transaction or other action by us. By virtue of their effective board control, the noteholders and their affiliates effectively have the power to hire and fire our management team and otherwise to control our operations.

Our Company and the noteholders are subject to potential conflicts of interest.

The noteholders and their affiliates, in the aggregate, own approximately 97.5% of our common stock. The noteholders also hold outstanding PIK Notes in the aggregate principal amount of $15 million and Senior Notes with an aggregate principal amount of $24.3 million at May 31, 2003. As a result of their stock ownership, the noteholders can elect a majority of our Board of Directors. The Senior Notes contain restrictive covenants and default protections that effectively allow the holders to influence or restrict the ability of the Company to engage in various transactions, including mergers, consolidations and the sale of substantially all of the Company’s assets. The interest of the noteholders may be inherently different from that of a shareholder.

Our European Operations has had and will continue to have a significant impact on our business.

The acquisition of our European Operations in 1998 doubled our size. For the fiscal year ended May 31, 2003, approximately 56% of our assets and approximately 61% of our revenues were associated with our operations in the United Kingdom. Logistical issues make it more difficult and expensive for us to manage a business in the United Kingdom than our other businesses, which are located in the State of Washington. The reasons for the increased difficulty include differences in time, distance, business practices and cultural variations. Our ownership of a business in Europe also subjects us to regulatory, tax, and trade restrictions that we do not face in the United States. If we retain ownership of our European Operations and do not effectively manage those business units, we may not be successful.

Changes in foreign currency exchange rates could negatively affect our financial position.

Since approximately 61% of our transactions are conducted in foreign currency, exchange rate risk could be material. Additionally, we have not engaged in hedging transactions to date. For the fiscal year ended May 31, 2003, we incurred a foreign currency translation gain of $2.9 million. Because of our European Operations, we may decide to engage in hedging transactions to protect against losses caused by changes in the exchange rate between the U.S. dollar and the British pound sterling. If we decide to engage in hedging transactions, they will require us to incur transaction expenses and will not completely protect against any such losses. Our European Operations have a few contracts that are in European currencies other than British pounds sterling, or in U.S. dollars. We face similar exchange date fluctuation risks on those currencies as well and it is unlikely that enough transactions will be done in those currencies to merit hedging transactions to protect against losses.

We operate in industries that are subject to cyclical downturns that could adversely affect our revenues.

We operate in historically cyclical industries. The aerospace, defense and electronics industries are sensitive to general economic conditions, and past and current recessions have adversely affected these industries. In past years, a number of factors, such as terrorist attacks, viral epidemics, fuel and labor costs and other matters have adversely affected the aerospace industry. These factors have led airlines and other aircraft operators to reduce or eliminate orders for new aircraft, which diminishes the demand for our aerospace products. Similar patterns have emerged in the electronics industry, where consistently reduced margins and slowing demand as a result of technology saturation has impacted, and likely will continue to impact, the demand for our products. As a result, cyclical factors and general economic conditions have in the past caused, and likely will continue to cause, periodic downturns in demand for our core products; if and when those conditions occur or persist, we will experience decreased revenues.

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

The market for our products in both the aerospace and the electronics industries is characterized by evolving technology and industry standards, changes in customer needs, adaptation of products to customer needs, and new product introductions. Other companies that manufacture components for the aerospace and electronics industries from time to time may announce new products, enhancements, or technologies that have the potential to replace or render our existing products obsolete. Our success will depend on our ability to enhance our current products and develop new products to meet changing customer needs, and achieve market acceptance of those products. We view our proprietary technology and our level of technological development as our primary strengths, and our existing financial condition and debt covenants make it difficult for us to invest in evolving technologies. If we do not adequately respond to changes that occur in our markets, we could lose customers and our revenues could decline.

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

We sell the majority of our products through individual purchase orders. Many of our customers would have the right to terminate orders by paying the cost of work in process plus a related profit factor. Historically, we have not experienced a large number of significant order cancellations. However, from time to time, customers cancel orders as a result of a program being cancelled or for other reasons. As of May 31, 2003, we had purchase orders and contractual arrangements evidencing anticipated future deliveries, which we treat as backlog, of approximately $36 million. We expect to deliver approximately $32 million of this backlog in fiscal year 2004. We may not be able to complete all of that backlog and record it as net sales, if we experience cancellations of pending contracts or terminations or reductions of contracts in progress.

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

We have 23 U.S. patents, four non-U.S. patents, and four patent applications pending in non-U.S. jurisdictions. We can provide no assurance that the patent applications will result in issued patents, that existing patents or any future patents will give us any competitive advantages for our products or technology, or that, if challenged, these patents will be held valid and enforceable. Most of our issued patents expire at various times over the next 15 years, with three patents expiring over the next two years. Although we believe that the manufacturing processes of much of our patented technology are sufficiently complex that competing products made with the same technology are unlikely, our competitors may be able to design competing products using the same or similar technology after these patents have expired.

Despite the precautions we have taken, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary, and we are presently in litigation with former employees whom we contend have misappropriated proprietary information. Existing intellectual property laws give only limited protection with respect to such actions, and policing violations of these laws is difficult. The laws of other countries in which our products are or may be distributed do not protect products and intellectual property rights to the same extent as do the laws of the United States. We could be required to enter into costly litigation to enforce our intellectual property rights or to defend infringement claims by others, and we might not prevail in any such actions. Infringement claims could require us to license the intellectual property rights of third parties, but licenses may not be available on reasonable terms, or at all.

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

The location, use and approximate size of the principal owned and leased properties where we conduct our operations (other than our headquarters building) as of May 31, 2003 are as follows:

		Approx.	Own/	Annual	Lease	Mortgage
Group	Location	Area	Lease	Rent	Expiration	Balance

U.S. Operations	Wenatchee, Washington	54,000	Lease	$379,000	2010	N/A
	Sequim, Washington	18,355	Own	N/A	N/A	None
	Wenatchee, Washington	42,000	Lease	$212,000	2010	N/A
	Wenatchee, Washington	12,000	Lease	$76,000	2006	N/A
European Operations	Sittingbourne	54,500	Lease	£258,000	2018	N/A
	Sittingbourne	7,500	Lease	£50,000	2005	N/A
	Rochester	37,345	Lease	£180,000	2011	N/A
	Worcester	40,000	Lease	£160,000	2018	N/A
	Worcester	15,000	Lease	£56,000	2018	N/A
	Welwyn Garden City	55,000	Lease	£333,000	2018	N/A
	Birmingham	59,000	Lease	£236,000	2005	N/A

During the 2002 fiscal year, we also leased properties formerly used by divisions that have been discontinued. These include:

		Approx. Area	Annual	Lease
Group / Division	Location	Leased	Rent	Expiration	Disposition

U.S. Aerospace Casting Division	Tacoma, WA	21,700	N/A	N/A	PA&E lease terminated as of August 14, 2001

U.S. Aerospace Engineering & Fabrication Division	Sedro-Woolley, WA	94,600	N/A	N/A	PA&E lease terminated as of May 1, 2002
	Mountlake Terrace, Washington Everett, WA	10,000 11,500	N/A N/A	N/A N/A	PA&E lease terminated as of January 1, 2003 PA&E lease terminated as of December 19, 2001

U.S. Electronics Display Division	Vancouver, Washington	50,000	N/A	N/A	PA&E lease terminated as of May 31, 2002

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business. Additionally, on November 26, 2002, we filed a lawsuit in the U.S. District Court for the Eastern District of Washington against certain former employees, RAAD Technologies, Inc., and certain of RAAD’s control persons and agents, for misappropriation of trade secrets and breach of contract. That action is styled Pacific Aerospace & Electronics, Inc., v. RAAD Technologies, Inc., et all. On February 18, 2003, RAAD Technologies, Inc. filed a lawsuit against us in the U.S. District Court for Western District of Washington (RAAD Technologies, Inc., v. Pacific Aerospace & Electronics, Inc.) seeking a ruling that one of RAAD’s products does not infringe our patents. The Western District lawsuit was stayed pending the outcome of the Eastern District action. On June 20, 2003, the judge in the Eastern District action granted a preliminary injunction that bars RAAD from certain types of competitive actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2003, we held our 2002 annual meeting of shareholders. The shareholders voted upon the following matters at the meeting:

(a)  Election of the following five individuals to serve as directors of the Company:

				BROKER
DIRECTOR	FOR	AGAINST	ABSTAIN	NON-VOTES

Richard W. Detweiler	16,244,194	202	5,664	—
Carl H. Goldsmith	16,244,384	12	5,664	—
Matthew C. Kaufman	16,244,221	175	5,664	—
Philip Raygorodetsky	16,244,247	149	5,664	—
Donald A. Wright	16,242,693	1,703	5,664	—

(b)  Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ended May 31, 2003:

For	16,248,186
Against	1,325
Abstain	549
Broker Non-Votes	—
TOTAL	16,250,060

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information, Shareholders, and Dividends

Our common stock is listed on the NASD Over-the-Counter Bulletin Board (“OTC Bulletin Board”) under the symbol “PFAE”. The following range of high and low sales prices for our common stock and public warrants for each calendar quarter during the period from January 2001 through May 31, 2003, which covers all of the calendar quarters within the Company’s 2002 and 2003 fiscal years. The closing prices for our common stock and public warrants were obtained on the OTC Bulletin Board.

All prices have been adjusted to reflect the 1-for-200 reverse stock split effected as of February 17, 2003.

	Common Stock		Public Warrants
Calendar Period	High	Low	High	Low
2001
First Quarter	181.200	43.800	62.600	18.800
Second Quarter	62.600	36.000	32.000	16.000
Third Quarter	36.000	10.000	10.000	1.000
Fourth Quarter	30.000	9.000	5.000	0.400
2002
First Quarter	18.000	6.000	2.200	0.400
Second Quarter	21.000	10.000	2.000	0.400
Third Quarter	11.800	4.000	0.002	0.002
Fourth Quarter	8.000	2.000	0.002	0.0001
2003
First Quarter	3.200	0.010	0.0001	0.0001
Second Quarter (April 1 – May 31, 2003)	0.510	0.110	0.0001	0.0001

As of August 18, 2003, the closing sales price of our common stock on the OTC Bulletin Board was $0.31 per share.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund the operations, and we do not anticipate paying dividends on our common stock in the foreseeable future. The Senior Notes and the indenture governing our PIK Notes restrict our ability to pay dividends.

As of August 15, 2003, there were 1,384 holders of record of 24,779,209 shares of common stock outstanding, based on the records maintained by our transfer agent.

Summary Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan category	warrants and rights	warrants and rights	(a))

Equity compensation plans approved by security holders	17,837	$492.66	4,390,900
Equity compensation plans not approved by security holders	—	—	—
Total	17,837	$492.66	4,390,900

Common Stock

Each share of outstanding common stock is entitled to participate equally in dividends as and when declared by the Board of Directors, out of funds legally available therefor, and is entitled to participate equally in any distribution of net assets made to our common shareholders in the event of liquidation of the Company after payment to all creditors of the Company, subject to any preferences that may be granted to any series of preferred stock as to dividends or liquidation. There are no preemptive rights or rights to convert common stock into any other securities. The holders of our common stock are entitled to one vote for each share held of record on all matters voted upon by our shareholders and may not cumulate votes for the election of directors. Thus, the owners of a majority of the shares of our common stock outstanding may elect all of the directors of the Company, and the owners of the balance of the shares of the common stock would not be able to elect any directors of the Company. Unless otherwise noted herein, all share and per-share figures reflect the Reverse Split.

Preferred Stock

          Series C Convertible Preferred Stock

In March 2002, we completed the Exchange portion of our restructuring. In connection with the Exchange, we issued 1,000 shares of Series C Preferred Stock of the Company to the Noteholders as partial consideration for the cancellation of the Subordinated Notes.

The Series C Preferred Stock was automatically convertible into that number of shares of common stock which, when added to the shares of common stock previously distributed to the Noteholders in the Exchange, would equal approximately 97.5% of our common stock on a fully-diluted basis. Until conversion, the Series C Preferred Stock had an aggregate liquidation preference equal to $45 million and a cumulative dividend rate of 10% per annum, which automatically increased to 14% per annum after June 1, 2002 because the Automatic Conversion did not occur on or before June 1, 2002. The Series C

Preferred Stock ranked senior to all other classes of our capital stock as to liquidation and distributions. In addition, the Series C Preferred Stock was entitled to vote with the common stock on all matters brought before the common stock for approval (other than as required by law) and was entitled to that number of votes equal to the number of shares of common stock into which the Series C Preferred Stock is then convertible. On January 27, 2003, following shareholder approval at a Special Meeting of shareholders, we amended our Articles of Incorporation to increase the number of authorized shares of common stock. The increase in authorized shares of common stock resulted in the automatic conversion of all of the outstanding shares of our Series C Preferred Stock into 4,865,820,023 pre-split shares of our common stock. As a result, there are no shares of Series C Preferred Stock outstanding. Subsequently we consummated the Reverse Split to reduce the number of outstanding shares of common stock.

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

Warrants and Options

As of May 31, 2003, we had outstanding exercisable warrants to purchase common stock as follows:

•	Warrants to purchase 11,475 shares of common stock, with an exercise price of $937.50 per share. These warrants were formerly publicly traded, and all such warrants expired unexercised on July 15, 2003.

•	Warrants and options to purchase a total of 22,318 shares of common stock issued to several employees and consultants of the Company, that have exercise prices ranging from $44.00 to $937.50 per share, and have expiration dates that range from July 2003 to May 2011.

•	Warrants to purchase 333,154 shares of common stock that were issued in connection with a private placement in July 2000. The warrants had an exercise price of $0.20 per share and expired unexercised on July 27, 2003.

•	Warrants to purchase 76,466 shares of common stock that were issued in connection with a private placement in March 2001. These warrants have an exercise price of $0.20 per share, and expire in March 2006.

All common stock amounts and exercise prices listed above have been adjusted to reflect the 1-for-200 reverse split.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data presents selected historical financial data of the Company as of and for the years ended May 31, 1999, 2000, 2001, 2002 and 2003, and is derived from our audited financial statements. This data should be read in conjunction with our Financial Statements and Notes thereto, the independent auditors’ report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The independent auditors’ report contains an explanatory paragraph that states that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and the following selected financial data do not include any adjustments that might result from the outcome of that uncertainty. The report also states that the Company changed its method of accounting for goodwill and certain intangible assets during the year ended May 31, 2002 and reclassified gain on extinguishment of debt recorded I the prior year from extraordinary item to other income effective for the year ended May 31, 2003. Share and per-share data are post Reverse Split.

	Years Ended May 31,

	(in thousands, except percentage and per share data)
	1999	2000	2001	2002	2003

Statement of Operations Data:
Net sales(1)	$107,366	$112,694	$109,288	$80,191	$65,089
Cost of sales	86,302	92,063	101,048	67,761	59,345

Gross profit	21,064	20,631	8,240	12,430	5,744
Operating expenses(2)	22,039	24,533	67,201	15,694	12,861

Income (loss) from operations	(975)	(3,902)	(58,961)	(3,264)	(7,117)
Gain on extinguishment of debt(3)	—	703	—	20,318	—
Net interest (expense)	(8,140)	(9,862)	(10,012)	(12,802)	(4,504)
Other income (expense)	(6,393)	33	201	78	(438)

Income (loss) before taxes	(15,508)	(13,028)	(68,772)	4,330	(12,059)
Income tax benefit (expense)	2,639	(21)	(6,948)	195	317

Net income (loss)(2)	$(12,869)	$(13,049)	$(75,720)	$4,525	$(11,742)

Net income (loss) per share(2):
Basic	$(148.27)	$(118.87)	$(429.21)	$18.25	$(1.35)
Diluted	(148.27)	(118.87)	(429.21)	18.25	(1.35)
Shares used in computation of income (loss) per share:
Basic	87	110	176	248	8,715
Diluted	87	110	176	248	8,715
Cash Flow Data:
Cash flow from operating activities	$(372)	$(5,207)	$(1,600)	$(319)	$(2,778)
Cash flow from investing activities	(79,274)	(7,673)	(1,476)	(2,271)	(1,407)
Cash flow from financing activities	76,425	6,834	5,290	3,790	42

	At May 31,

	(in thousands)
	1999	2000	2001	2002	2003

Balance Sheet Data:
Cash and cash equivalents	$8,134	$2,154	$4,095	$5,619	$1,948
Working capital	38,329	29,181	25,034	24,580	18,941
Total assets	158,727	143,582	80,816	64,669	57,093
Long-term debt (including current portion)	83,410	70,528	82,932	51,920	52,925
Series C Preferred Stock	—	—	—	18,715	—
Stockholders’ equity (deficit)	54,019	49,768	(25,114)	(19,608)	(9,759)
Other Financial Data:
Capital expenditures	8,281	4,867	3,710	2,703	2,069

(1)	The decrease in net sales from 2001 to 2003 is primarily attributable to the sale of unprofitable subsidiaries. See “Item 1 - Description of Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	The Company stopped amortizing goodwill during fiscal year ended May 31, 2002. See “Notes to Consolidated Financial Statements number 2 (o) Change in Accounting Principle.”

(3)	The Company reclassified gain on extinguishment of debt recorded in prior years from extraordinary item to other income effective for the year ended May 31, 2003. See “Notes to Consolidated Financial Statements number 2(o) Change in Accounting Principle.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and the “Description of Business” section of this Form 10-K contain “forward-looking statements.” These forward-looking statements are not guarantees of the Company’s future performance. They are projections and statements of intent based upon management’s current knowledge and expectations, and as such, are subject to risks and uncertainties related to business operations, some of which are beyond the Company’s control. Any of these risks or uncertainties may cause actual results or future circumstances to differ materially from the forward-looking statements set forth in this section under the captions “Overview” and “Liquidity and Capital Resources,” and in “Description of Business” under each of the captions in that section. Certain specific risk factors that may affect our business are described above under “Description of Business – Risk Factors.” The information presented in this report is presented only as of the date hereof, and we cannot undertake to update this information other than as specifically required by the Exchange Act.

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

Pacific Aerospace has struggled financially since late 1998, when the commercial airplane industry suffered a downturn at approximately the same time that we incurred high-cost, high-yield debt to finance the acquisition of our European Aerospace Group. We reported a net loss of $11,742,000 for our fiscal year ended May 31, 2003. This followed income of $4,525,000 for our fiscal year ended May 31, 2002 and a loss of $75,720,000 for our fiscal year ended May 31, 2001.

In March 2002, in accordance with an exchange agreement the holders of our senior subordinated debt exchanged $63.7 million aggregate principal amount of debt securities, together with accrued interest thereon, for shares of our common stock, shares of our Series C Preferred Stock and approximately $15.0 million in aggregate principal amount of PIK Notes. The Series C Preferred Stock automatically converted into 4,865,820,023 shares of our common stock following the January 27, 2003 shareholder approval of an increase in the number of our authorized shares of common stock. As a result of the exchange and the related conversion, the noteholders now hold approximately 97.5% of our outstanding shares of common stock on a fully-diluted basis. Subsequently we effected the Reverse Split, which reduced the shares of common stock outstanding but did not affect the percentage of the noteholder’s ownership.

In addition to exchanging our previously outstanding subordinated debt securities as described above, we also issued the Senior Notes having an aggregate face amount of $36 million in exchange for proceeds of $22 million. The principal amount of the Senior Notes will accrete through May 1, 2007 to $36.0 million and will bear interest at 5% per annum on the fully accreted principal amount. We may redeem the Senior Notes in full or in part at any time prior to their maturity date at a premium over the accreted value of the Senior Notes, which premium declines over time. We used $16.2 million of the proceeds from the Senior Notes to pay off principal and accrued interest on our then outstanding 21% senior secured loan. The remaining proceeds were used for working capital, to pay the fees and costs of the restructuring and for other general corporate purposes. Assuming the Senior Notes are not redeemed prior to their maturity date, cash payments will be limited to the 5% interest rate on the face value of the Senior Notes and the repayment of the $36.0 million principal amount due on May 1, 2007.

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

We follow the asset and liability method of accounting for income taxes. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the

================================================================================

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

Results of Operations

For an understanding of the significant factors that influenced our performance during the past two fiscal years, the following discussion should be read in conjunction with our consolidated financial statements presented in this Form 10-K. Readers are also directed to the factors set forth in “Description of Business – Risk Factors” for a discussion of certain factors that may adversely affect our business, operations and financial condition.

The following table sets forth certain of our historical statement of operations data for the periods indicated, expressed in dollars (in thousands) and as a percentage of net sales.

	Years Ended May 31,

	1999		2000		2001		2002		2003

Net sales	$107,366	100.0%	$112,694	100.0%	$109,288	100.0%	$80,191	100.0%	$65,089	100.0%
Cost of sales	86,302	80.4	92,063	81.7	101,048	92.5	67,761	84.4	59,345	91.2

Gross profit	21,064	19.6	20,631	18.3	8,240	7.5	12,430	15.6	5,744	8.8
Operating expenses(1)	22,039	20.5	24,533	21.8	67,201	61.5	15,694	19.5	12,861	19.7

Income (loss) from operations	(975)	(0.9)	(3,902)	(3.5)	(58,961)	(54.0)	(3,264)	(3.9)	(7,117)	(10.9)
Gain on extinguishment of debt(2)	—	—	703	0.6	—	—	20,318	25.3	—	—
Net interest expense	(8,140)	(7.6)	(9,862)	(8.8)	(10,012)	(9.2)	(12,802)	(16.0)	(4,504)	(6.9)
Other income (expense)	(6,393)	(6.0)	33	—	201	0.2	78	—	(438)	(0.7)
Income tax benefit (expense)	2,639	2.5	(21)	—	(6,948)	(6.3)	195	0.2	317	0.5

Net income (loss)(1)	$(12,869)	(12.0)%	$(13,049)	(11.6)%	$(75,720)	(69.3)%	$4,525	5.6%	$(11,742)	(18.0)%

(1)  The Company stopped amortizing goodwill during fiscal year ended May 31, 2002. See “Notes to Consolidated Financial Statements number 2 (o) Change in Accounting Principle.”

(2)  The Company reclassified gain on extinguishment of debt recorded in prior years from extraordinary item to other income effective for the year ended May 31, 2003. See “Notes To Consolidated Financial Statements number 2(o) Change in Accounting Principle.”

Year Ended May 31, 2003 Compared to Year Ended May 31, 2002

Net Sales. Net sales decreased by $15.1 million, or 18.8%, to $65.1 million for fiscal 2003 from $80.2 million in fiscal 2002. This decrease was due to a number of factors including the effects of our operational restructuring plan and various events that affected our markets. Our European Operations contributed $39.7 million to net sales during fiscal 2003, down $5.7 million from $45.4 million contributed during the year ended May 31, 2002. Following the tragic events of September 11, the commercial aerospace market both in the U.S. and in Europe saw a significant decline. Boeing and Airbus both announced substantial delays and cuts in their planned commercial aircraft build rates. The decrease in net sales contributed by our European Operations is largely attributable to reduced, postponed, or cancelled orders from commercial aircraft manufacturers.

Our U.S. Operations contributed $25.4 million to net sales during the year ended May 31, 2003, down $7.9 million from the $33.3 million contributed during the year ended May 31, 2002. This decrease was primarily due to the reduction in orders from commercial aircraft manufacturers which was caused by the same market conditions experienced by the European Operations. On January 31, 2003, in reaction to the downturn in the commercial aerospace market, we sold our rights and responsibilities for the U.S. Operations’ Boeing Statement of Work to an independent third party. The sale of the Boeing Statement of Work further reduced net sales contributed by the U.S. Operations.

The remaining decrease in our consolidated net sales was due to the sale of our Engineering and Fabrication Division and the closure of our Display Division. These discontinued divisions did not contribute any net sales during fiscal year 2003 but contributed $1.5 million to net sales during fiscal year 2002.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by sales for the year multiplied by 360 days, increased to 74.6 days for the year ended May 31, 2003 from 54.9 days for the year ended May 31, 2002. This increase was primarily due to slow collections from one large customer within the European Operations. A large portion of the receivable from that customer was collected subsequent to May 31, 2003.

Gross Profit. Gross profit decreased by $6.7 million, or 54.0%, to $5.7 million for the year ended May 31, 2003, from $12.4 million for the year ended May 31, 2002. As a percentage of net sales, gross profit decreased to 8.8% for the year ended May 31, 2003, from 15.5% for the year ended May 31, 2002. This decrease was due to the reduction in revenue associated with the commercial aerospace industry, while many of our costs are fixed. In an effort to increase our gross profit, we have significantly reduced staffing levels at our operating facilities in the United States and in the United Kingdom. We are also in the process of consolidating our manufacturing sites and have sold excess machinery. We are also outsourcing certain operating functions along with implementing production processes which we expect to be more efficient.

Due to the downturn in the commercial aerospace industry, in specific, and the economy, in general, we wrote down approximately $1.4 million of inventory related to our U.S. Operations and $0.3 million of inventory related to our European Operations during the year. Without those write-downs our gross profit would have been $7.4 million, or approximately 11.4% of net sales.

Inventory turnover, as calculated by dividing sales for the year by ending inventory, remained relatively unchanged at 4.0 turns for the year ended May 31, 2003 from 4.1 turns for the year ended May 31, 2002.

Operating Expenses. Operating expenses decreased by $2.8 million, to $12.9 million for the year ended May 31, 2003 from $15.7 million for the year ended May 31, 2002. This decrease was primarily due to the 2002 disposition of our Engineering and Fabrication Division and closure of our Display Division. In an effort to reduce operating expenses further, we have significantly reduced our corporate overhead by reducing corporate executive salaries, eliminating several executive positions, and other headcount reductions.

Net Interest Expense. Net interest expense decreased $8.3 million to $4.6 million for the year ended May 31, 2003 from $12.9 million for the year ended May 31, 2002. This decrease was due to our March 2002 debt restructuring.

Other Income (Expense). Other income (expense) represents non-recurring and non-operational income and expense for the period. Other expense for the current year primarily represents the loss associated with our interest rate swap agreement.

Income Taxes. Income tax benefit for the year ended May 31, 2003 represents the estimated benefit to be received in the United Kingdom from the carry back of operational losses. No income tax benefit has been recorded for United States taxes due to the uncertainty related to the recognition of such benefit.

Net income (loss). Net income decreased to a loss of $11.7 million for the year ended May 31, 2003 from net income of $4.5 million for the year ended May 31, 2002, primarily as a result of the factors discussed above and excluding the gain on our debt restructuring that occurred during the year ended May 31, 2002.

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

Due to the downturn in the commercial aerospace industry, in specific, and the economy, in general, we wrote down approximately $1.4 million of inventory related to our U.S. Operations and $0.2 million of inventory related to our European Operations during the year ended May 31, 2002. These write-downs approximate the amount of our inventory that has not been used in more than one year. Without those write-downs our gross profit would have been $14.0 million, or approximately 17.5% of net sales.

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

Gain on extinguishment of debt. In March 2002, the Company completed the Exchange. In accordance with the Exchange Agreement, the Noteholders exchanged $63.7 million aggregate principal amount of the Subordinated Notes, together with accrued interest thereon, for shares of our common stock, shares of our Series C Preferred Stock and approximately $15.0 million in aggregate principal amount of PIK Notes.

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

Management determined the value of the equity instruments issued to the Noteholders to be the midpoint of the total estimated equity value range of the Company as determined by a valuation analysis performed by management. The total equity value range, on a post-conversion basis, was approximately $14.2 million to $29.2 million.

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

Net Interest Expense. Net interest expense increased $2.9 million to $12.9 million for the year ended May 31, 2002 from $10.0 million for the year ended May 31, 2001. This increase was primarily due to our 21% senior secured notes and accelerated amortization of the related loan costs during the year.

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

Net income (loss). Net income increased to $4.5 million for the year ended May 31, 2002 from a net loss of $75.7 million for the year ended May 31, 2001, primarily as a result of the factors discussed above including the gain on our debt restructuring.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our independent auditors in their report accompanying our May 31, 2003 audited consolidated financial statements stated that we have suffered recurring losses from operations and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If we are not sufficiently successful in generating cash from operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside the ordinary course of business. Current market conditions, coupled with our current stock price and our financial condition and historical performance, may pose difficulties in closing a securities offering on acceptable terms, or at all. Moreover, if we need to dispose of assets outside the ordinary course of business to generate cash, we may not be able to realize the carrying value of those assets upon liquidation. If we are unable to generate the necessary cash, we could be unable to continue in existence.

Cash used in operating activities was approximately $2.8 million for the year ended May 31, 2003, compared to cash used in operating activities of approximately $0.3 million for the year ended May 31, 2002. At May 31, 2003 we had cash and cash equivalents of $1.9 million and our current assets totaled $32.5 million, compared with cash and cash equivalents of $5.6 million and current assets of $38.0 million at May 31, 2002. The increase in cash used in operating activities was primarily a result of our net loss for the year.

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

Cash generated from financing activities decreased from $3.8 million during the year ended May 31, 2002 to $0.04 million during the year ended May 31, 2003. Cash used in investing activities decreased from $2.3 million for the year ended May 31, 2002 to $1.4 million during the year ended May 31, 2003. In fiscal year 2003 we made cash investments for the acquisition of equipment and improvement of facilities of $2.1 million offset by $0.7 million of cash from the sale of assets, primarily assets used to produce commercial aerospace products. We do not expect to acquire any new businesses during fiscal year 2004.

Our working capital as of May 31, 2003 was approximately $18.9 million, and as of May 31, 2002 was approximately $24.6 million.

In February 2003, we entered into a revolving invoice funding facility with a national bank. Under the facility we may borrow up to 80% of acceptable domestic United States accounts receivable, up to a maximum amount of $3,000,000. The facility is secured by all domestic United States accounts receivable and all domestic United States inventories. The facility bears interest at the bank’s prime rate plus 5.0% and expires in February 2004. There was $1.0 million borrowed under this facility at May 31, 2003.

We are not in compliance with certain covenants relating to loans made by KeyBank in an aggregate principal amount of approximately $1.6 million (at May 31, 2003) that are secured by a deed of trust on our headquarters building and improvements on another Company building. As of May 31, 2003, approximately $1.1 million of the principal amount of the loan secured by our headquarters building remained outstanding and $565,000 of the loan secured by improvements on the other building remained outstanding. Under the agreements governing the KeyBank loans, we are required to maintain a minimum debt service coverage ratio of 1.50 and a maximum debt to worth ratio of 0.75. As of May 31, 2003, our debt service ratio was (11.63) and our debt to worth ratio was 2.49. Pursuant to a forbearance agreement dated June 25, 2003, KeyBank agreed to forbear from declaring covenant defaults until we regain compliance (thereby curing such covenant violations) or December 31, 2004. We anticipate obtaining compliance with the debt service ratio by May 31, 2004, but do not anticipate being in compliance with the debt to worth ratio in the foreseeable future.

We are also not in compliance with a covenant of the Senior Notes in an aggregate principal amount of approximately $24.3 million, net of original issue discount, at May 31, 2003. Under the loan agreement governing the Senior Notes, we are required to meet certain minimum EBITDA levels which we have not achieved. Pursuant to a forbearance agreement dated August 8, 2003, the Senior Noteholders agreed to forbear from declaring covenant default until we regain compliance (thereby curing such covenant violation) or June 1, 2004.

The functional currency of our European Operations is the British pound sterling. We translate the activity of our European Operations into U.S. dollars on a monthly basis. The balance sheet of the European Operations is translated using the exchange rate as of the date of the balance sheet, and for purposes of the statement of operations and statement of cash flows we use the average exchange rate for the period. The value of our assets, liabilities, revenue, and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates. During the year ended May 31, 2003, the foreign currency translation adjustment was positive $2,883,000. We have not entered into any hedging activity as of May 31, 2003.

Significant Events

Conversion of Series C Convertible Preferred Stock and Reverse Stock Split

On January 27, 2003, following approval by a majority of our shareholders, we increased the number of our authorized shares of common stock from 100,000,000 to 20,000,000,000 shares without affecting per share par value. Upon the increase in authorized shares the holders of all of our Series C Convertible Preferred Stock converted all of their preferred shares into 4,865,819,000 shares of common stock. As a result, there are no shares of Series C Preferred Stock outstanding. On the same day, following approval by a majority of our shareholders, we completed the Reverse Split. At February 28, 2003, as a result of the Reverse Split, we had 100,000,000 authorized shares of common stock with 24,779,209 common shares outstanding.

Revolving Invoice Funding Facility

In February 2003, the Company entered into a revolving invoice funding facility with a national bank. Under the facility the Company may borrow up to 80% of acceptable domestic United States accounts receivable, up to a maximum amount of $3,000,000. The facility is secured by all domestic United States accounts receivable and all domestic United States inventories. The facility bears interest at the bank’s prime rate plus 5.0% and expires in February 2004. There was $1.0 million borrowed under this facility at May 31, 2003.

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

Disclosures about contractual obligations and commercial commitments

The following table and narrative gives additional disclosure related to our contractual obligations as of May 31, 2003 and how far in the future such payments are due.

		Less than	1-3	4-5	After 5
Contractual obligations (in thousands)	Total	1 year	Years	years	years

Long-term debt	$38,566	395	410	36,730	1,031
Subordinated Notes	25,739	—	—	25,739	—
Capital lease obligations	335	174	148	13	—
Operating lease obligations	34,281	3,498	6,326	5,298	19,159

Total contractual obligations	$98,921	4,067	6,884	67,780	20,190

We also enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At May 31, 2003, we had commercial purchase commitments for raw materials aggregating approximately $4.4 million. This amount relates to a titanium supply agreement with a fixed price.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company reflected the effects of the amendment to APB Opinion 28 in its compiled financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 for the year ending May 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The guarantor may not revise or restate its previous accounting for guarantees issued before the date of the Interpretation’s initial application to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The guidance on indirect guarantees of the indebtedness of others, which previously was included in FASB Interpretation No. 34,

Disclosure of Indirect Guarantees of Indebtedness of Others, continues to apply to financial statements for fiscal years ended after June 15, 1981. The adoption of this interpretation did not have a material impact on the Company’s results of operations, consolidated financial position or cash flows and has been considered in formulating disclosures for fiscal year 2003 consolidated financial statements.

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

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” In general, interpretation 46 requires a variable interest entity (as defined) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FASB Interpretation 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise obtains an interest after that date. The Company does not expect that the adoption of this interpretation will have a material impact on the Company’s consolidated financial statements as a whole.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate. Our fixed-rate debt obligations are generally not callable until maturity and therefore market fluctuations in interest rates will not affect our earnings for the period. Based upon this fact, we do not consider the market risk exposure for interest rates to be material. It is not practicable to estimate the fair value of our long-term debt due to our history of losses and debt defaults, among other factors. In addition, we have an interest rate swap with a notional value of $1,632,000 and which has a recorded fair value liability of $322,000 at May 31, 2003. The interest rate swap does not qualify for hedge accounting. We do not believe a 10% change in interest rates would have a material effect on the fair value of this instrument.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in currencies other than the functional currencies in which our business segments operate (the U.S. Dollar and the British Pound Sterling). Although we have significant foreign operations, transactions in currencies other than our functional currencies are not significant. We also do not have significant transactions between our U.S. and European Operations. Historically, we have not experienced material foreign currency transaction gains and losses and do not anticipate any material foreign currency transaction gains or losses in the future. Therefore, we have not entered into any hedging or other transactions to manage our foreign currency exchange rate risk as of May 31, 2003. However, the value of our assets, liabilities, revenue and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates between the British Pound Sterling and the U.S. Dollar. For example, British Pound Sterling was worth $1.4625 on May 31, 2002 but one British Pound Sterling was worth $1.6393 on May 31, 2003. As a result, we incurred a positive foreign currency translation adjustment of $2,883,000 during the year ended May 31, 2003.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At May 31, 2003, we had purchase commitments for raw materials aggregating approximately $4.4 million. This amount relates to a titanium supply agreement with a fixed price.

ITEM 8. FINANCIAL STATEMENTS

Independent Auditors’ Report

The Board of Directors Pacific Aerospace & Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Pacific Aerospace & Electronics, Inc. and subsidiaries as of May 31, 2002 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended May 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Aerospace & Electronics, Inc. as of May 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in note 2(o) to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in the year ended May 31, 2002 and reclassified gain on extinguishment of debt recorded in the prior year from extraordinary item to other income effective in the year ended May 31, 2003.

/s/ KPMG LLP

Seattle, Washington August 1, 2003

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
May 31, 2002 and 2003

Assets	2002	2003

Current assets:
Cash and cash equivalents	$5,619,000	1,948,000
Accounts receivable, net of allowance for doubtful accounts, sales returns and allowances of $476,000 and $559,000 in 2002 and 2003	12,226,000	13,492,000
Inventories	19,606,000	16,457,000
Deferred income taxes	118,000	—
Prepaid expenses and other	463,000	569,000

Total current assets	38,032,000	32,466,000

Property, plant and equipment, net	23,315,000	21,635,000

Other assets:
Goodwill net of accumulated amortization of $202,000 in 2002 and 2003	351,000	351,000
Patents, net of accumulated amortization of $517,000 in 2002 and $642,000 in 2003	1,598,000	1,473,000
Deferred financing costs, net of accumulated amortization of $40,000 in 2002 and $258,000 in 2003	1,147,000	960,000
Other	226,000	208,000

Total other assets	3,322,000	2,992,000

	$64,669,000	57,093,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,065,000	9,178,000
Accrued liabilities	4,254,000	2,381,000
Accrued interest	150,000	396,000
Line of credit	—	1,030,000
Current portion of long-term debt	799,000	395,000
Current portion of capital lease obligations	184,000	145,000

Total current liabilities	13,452,000	13,525,000
Long-term liabilities:
Long-term debt, net of current portion	24,831,000	26,503,000
Capital lease obligations, net of current portion	367,000	143,000
Senior subordinated notes payable	25,739,000	25,739,000
Deferred income taxes	872,000	930,000
Deferred rent and other	301,000	12,000

Total liabilities	65,562,000	66,852,000

Series C convertible preferred stock, $0.001 par value, liquidation preference equal to $45.0 million, 5,000,000 shares authorized, 1,000 shares issued and outstanding at May 31, 2002	18,715,000	—

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 453,672 and 24,779,209 shares issued and outstanding at May 31, 2002 and 2003, respectively	—	25,000
Additional paid-in capital	87,161,000	105,844,000
Accumulated other comprehensive loss	(8,389,000)	(5,506,000)
Accumulated deficit	(98,380,000)	(110,122,000)

Total stockholders’ equity (deficit)	(19,608,000)	(9,759,000)
Commitments and contingencies

	$64,669,000	57,093,000

See accompanying notes to consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended May 31, 2001, 2002 and 2003

	2001	2002	2003

Net sales	$109,288,000	80,191,000	65,089,000
Cost of sales	101,048,000	67,761,000	59,345,000

Gross profit	8,240,000	12,430,000	5,744,000
Operating expenses	67,201,000	15,694,000	12,861,000

Loss from operations	(58,961,000)	(3,264,000)	(7,117,000)

Other income (expense):
Gain on extinguishment of debt	—	20,318,000	—
Interest income	15,000	95,000	108,000
Interest expense	(10,027,000)	(12,897,000)	(4,612,000)
Other	201,000	78,000	(438,000)

Total other income (expense)	(9,811,000)	7,594,000	(4,942,000)

Income (loss) before income tax benefit (expense)	(68,772,000)	4,330,000	(12,059,000)
Income tax benefit (expense)	(6,948,000)	195,000	317,000

Net income (loss)	(75,720,000)	4,525,000	(11,742,000)
Other comprehensive income (loss):
Foreign currency translation	(2,915,000)	776,000	2,883,000

Comprehensive income (loss)	$(78,635,000)	5,301,000	(8,859,000)

Net income (loss) per share — basic and diluted:	$(429.21)	18.25	(1.35)

Shares used in computation of net income (loss) per share — basic and diluted	176,417	247,925	8,715,341

See accompanying notes to consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
Years ended May 31, 2001, 2002 and 2003

	Series B					Accumulated		Total
	convertible preferred stock		Common stock		Additional	other		stockholders'
					paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	loss	deficit	(deficit)

Balance at May 31, 2000	34,529	$—	151,418	$—	83,203,000	(6,250,000)	(27,185,000)	49,768,000
Issuance of common stock under employee stock purchase plan, net of related expenses of $10,000	—	—	2,035	—	168,000	—	—	168,000
Issuance of common stock on conversion of Series B preferred stock, net of issuance costs of $18,000	(34,529)	—	14,045	—	(18,000)	—	—	(18,000)
Sale of common stock and warrents for cash, net of issuance costs of $173,000	—	—	5,714	—	1,713,000	—	—	1,713,000
Exercise of warrants for cash, net			20,953	—	—	—	—	—
Issuance of warrants	—	—	—	—	1,890,000	—	—	1,890,000
Foreign currency translation adjustment	—	—	—	—	—	(2,915,000)	—	(2,915,000)
Net loss	—	—	—	—	—	—	(75,720,000)	(75,720,000)

Balance at May 31, 2001	—	—	194,165	—	86,956,000	(9,165,000)	(102,905,000)	(25,114,000)
Issuance of common stock to corporate officers in lieu of salary increases	—	—	1,905	—	64,000	—	—	64,000
Issuance of common stock under employee stock purchase plan, net of related expenses of $12,000	—	—	504	—	4,000	—	—	4,000
Issuance of common stock in exchange for long-term debt, net of issuance costs $77,000	—	—	257,098	—	137,000	—	—	137,000
Foreign currency translation adjustment	—	—	—	—	—	776,000	—	776,000
Net income	—	—	—	—	—	—	4,525,000	4,525,000

Balance at May 31, 2002	—	—	453,672	—	87,161,000	(8,389,000)	(98,380,000)	(19,608,000)
Issuance of common stock on conversion of Series C preferred stock	—	—	24,325,537	25,000	18,690,000	—	—	18,715,000
Repurchase of fractional shares	—	—	—	—	(7,000)	—	—	(7,000)
Foreign currency translation adjustment	—	—	—	—	—	2,883,000	—	2,883,000
Net loss	—	—	—	—	—	—	(11,742,000)	(11,742,000)

Balance at May 31, 2003	—	$—	24,779,209	$25,000	105,844,000	(5,506,000)	(110,122,000)	(9,759,000)

See accompanying notes to consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended May 31, 2001, 2002 and 2003

	2001	2002	2003

Cash flow from operating activities:
Net income (loss)	$(75,720,000)	4,525,000	(11,742,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,334,000	4,389,000	3,974,000
Amortization of original issue discount on long-term debt	—	347,000	1,985,000
Impairment of certain long lived assets	48,946,000	649,000	—
Writedown of inventories	1,600,000	—	1,700,000
Gain on troubled debt restructuring	—	(20,318,000)	—
Noncash compensation expense	—	64,000	—
Other nonoperating (income) expenses	(144,000)	—	631,000
Income tax expense (benefit)	5,844,000	(879,000)	156,000
Changes in operating assets and liabilities:
Accounts receivable	1,661,000	5,910,000	(229,000)
Inventories	2,445,000	2,351,000	2,489,000
Prepaid expenses and other current assets	(347,000)	111,000	(87,000)
Other assets	(114,000)	1,225,000	306,000
Accounts payable, accrued liabilities and other liabilities	6,895,000	1,307,000	(1,961,000)

Net cash used in operating activities	(1,600,000)	(319,000)	(2,778,000)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(3,710,000)	(2,703,000)	(2,069,000)
Proceeds from sale of property, plant and equipment	2,254,000	432,000	662,000
Other changes, net	(20,000)	—	—

Net cash used in investing activities	(1,476,000)	(2,271,000)	(1,407,000)

Cash flow from financing activities:
Net borrowings under line of credit	319,000	—	1,030,000
Proceeds from long-term debt	4,802,000	20,832,000	143,000
Payments on long-term debt and capital leases	(1,698,000)	(15,098,000)	(1,124,000)
Proceeds from sale of common stock and warrants, net	1,863,000	4,000	—
Redemption of common stock	—	—	(7,000)
Proceeds from exercise of warrants	4,000	—	—
Direct costs of restructuring transaction	—	(1,948,000)	—

Net cash provided by financing activities	5,290,000	3,790,000	42,000

Net increase (decrease) in cash and cash equivalents	2,214,000	1,200,000	(4,143,000)
Effect of exchange rates on cash	(273,000)	324,000	472,000
Cash and cash equivalents at beginning of year	2,154,000	4,095,000	5,619,000

Cash and cash equivalents at end of year	$4,095,000	5,619,000	1,948,000

Supplemental cash flow information:
Cash paid during the year for:
Interest	$8,524,000	3,918,000	2,164,000
Income taxes	295,000	713,000	290,000
Noncash investing and financing activities:
Sale of subsidiaries:
Fair value of assets sold	—	4,297,000	—
Liabilities relieved	—	(1,100,000)	—
Satisfaction of long-term debt and related transaction costs	—	(1,197,000)	—
Issuance of common stock in connection with troubled debt restructuring	—	137,000	—
Issuance of preferred stock in connection with troubled debt restructuring	—	18,715,000	—
Issuance of common stock on conversion of Series C Preferred Stock	—	—	18,715,000
Short-term obligations refinanced with long-term debt	9,306,000	—	—
Issuance of warrants in connection with debt	1,886,000	—	—
Purchase of patent	—	950,000	—

See accompanying notes to consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

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

(b)  Basis of Presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and present the financial position, results of operations and changes in financial position of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

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

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

(d)  Intangible Assets

Patents are amortized using the straight-line method over the estimated useful lives of the patents ranging from 10 to 17 years. Costs capitalized as patents include costs to purchase patents from third parties or external costs, such as legal fees, to obtain internally developed patents. Costs related to developing the patent such as salaries, are expensed as incurred and are classified as operating expenses. During the year ended May 31, 2002, the Company purchased a patent from a third party for $950,000. The amount was entirely financed by a note payable to the third party. The patent is being amortized over its 17-year estimated useful life and will have no residual value.

Deferred financing costs were incurred in connection with certain debt instruments and are being amortized using the straight-line method, which approximates the effective interest method, over the original life of the related debt instruments, currently ranging from 1 to 15 years.

(e)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(f)  Revenue Recognition

Revenue is primarily recognized when products are shipped and title passes to customers and when services are performed (when the revenue cycle is completed). The parts that are shipped by the Company are made to customer specifications or to specifications approved by the customer and tested prior to shipment. In certain instances, if the Company unintentionally ships parts that do not conform to the specifications or that contain a defect, these parts may be returned to the Company by the customer. Product warranties extended by the Company relate to customer acceptance that parts produced meet customer specifications, however, no product performance warranty is offered. As no product performance warranties are offered, no warranty liability has been recorded.

(g)  Research and Development

Research and development costs are expensed as incurred and are included in operating expenses. Research and development costs for the years ended May 31, 2001, 2002 and 2003 were $382,000, $248,000 and $268,000, respectively.

(h)  Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. No provision for additional taxes, which might result from eventual distributions from the UK subsidiaries, has been made since it is management’s intention to reinvest earnings or distribute them in a manner in which no significant amount of additional taxes would be incurred.

(i)  Stock-Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. This statement permits a company to choose either the fair-value method or the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic-value based method of accounting for stock-based compensation arrangements. The Company uses the intrinsic value method of accounting. Had compensation costs for the stock option and stock purchase plan been determined using the fair value method of accounting, the results of the Company would have been adjusted to the pro forma amounts indicated below:

	2001	2002	2003

Net income (loss) as reported:	$(75,720,000)	4,525,000	(11,742,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(128,000)	—	—

Pro forma	(75,848,000)	4,525,000	(11,742,000)
Net income (loss) per share:
As reported:
Basic	(429.21)	18.25	(1.35)
Diluted	(429.21)	18.25	(1.35)
Pro forma:
Basic	(429.94)	18.25	(1.35)
Diluted	(429.94)	18.25	(1.35)
Shares used in computation of net income (loss) per share:
Basic	176,417	247,925	8,715,341
Diluted	176,417	247,925	8,715,341

The fair value per share of the options granted during the year ended may 31, 2001 is estimated at $54.00, using the Black-Scholes option-pricing model with the following assumptions on the date of grant: zero percent dividend yield, expected volatility from 24% to 148%, risk-free interest rate from 5.5% to 6.6%, and expected lives ranging from 5 to 10 years. No options were granted during the fiscal year ended May 31, 2002 or 2003.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

(j)  Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. Options, warrants and convertible stock were not included in the calculation of net income (loss) per share as they are anti-dilutive. The total number of anti-dilutive common stock equivalents related to options, warrants and convertible stock as of May 31, 2001, 2002 and 2003 were 58,039, 24,774,265, and 443,413, respectively.

(k)  Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange during the reporting period. The net gain or loss resulting from translation is shown as a foreign currency translation adjustment and is included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in other income or expense in the consolidated statements of operations. There were no significant foreign currency transaction gains or losses for the years ended May 31, 2001, 2002 and 2003.

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

(m)  Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include assessing the collectibility of accounts receivable, the recoverability of long-lived assets, the salability and recovery of inventory, the realization of deferred tax assets and useful lives of tangible and intangible assets. Actual results could differ from those estimates.

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
May 31, 2002 and 2003

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company reflected the effects of the amendment to APB Opinion 28 in its compiled financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the annual report impacting disclosure provisions of SFAS No. 148 for the year ending May 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The guarantor may not revise or restate its previous accounting for guarantees issued before the date of the Interpretation’s initial application to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The guidance on indirect guarantees of the indebtedness of others, which previously was included in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, continues to apply to financial statements for fiscal years ended after June 15, 1981. The adoption of this interpretation did not have a material impact on the Company’s results of operations, consolidated financial position or cash flows and has been considered in formulating disclosures for fiscal year 2003 consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

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

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” In general, interpretation 46 requires a variable interest entity (as defined) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FASB Interpretation 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise obtains an interest after that date. The Company does not expect that the adoption of this interpretation will have a material impact on the Company’s consolidated financial statements as a whole.

(o)  Change in Accounting Principle

Goodwill and other intangible assets.

In July 2001 the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 requires that all intangible assets with indefinite lives and goodwill no longer be amortized to earnings, but instead reviewed for impairment. The amortization of goodwill and intangible assets with indefinite lives ceases upon the adoption of the Statement. SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for certain intangible assets and goodwill. After transition, the impairment tests are to be performed annually.

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

The Company adopted SFAS No. 142 during the first quarter of fiscal year 2002. The effect of adoption by the Company was limited to the cessation of amortization of the $351,000 of net goodwill recorded on the Company’s books at June 1, 2001. Additionally, the Company completed the transitional impairment test required by SFAS No. 142 without any adjustment necessary to the carrying value of its goodwill or any adjustment to useful lives, since the estimated fair value of the Electronic Components reporting unit was more than the carrying value of its related assets including goodwill. The fair value of the Electronic Components unit was determined by estimating the purchase price that an unrelated third party may be willing to pay for the Electronic Components reporting unit as determined by Company management based upon prevailing market conditions.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

The impact on net loss for the year ended May 31, 2001, if goodwill had not been amortized, is as follows:

2001

Reported net loss	$(75,720,000)
Add back: Goodwill amortization	973,000

Adjusted net loss	$(74,747,000)

Basic earnings per share
Reported net loss	$(429.21)
Goodwill amortization	5.52

Adjusted net loss	$(423.69)

A summary of intangibles subject to amortization is as follows:

	For the year ended May 31, 2002

	U.S.	European	Discontinued
	Operations	Operations	Divisions	Total

Intangibles subject to amortization:
Patents:
Gross carrying amount	$2,115,000	—	—	2,115,000
Accumulated amortization	517,000	—	—	517,000

Net carrying amount	$1,598,000	—	—	1,598,000

Actual amortization expense for the year ended May 31, 2002	$89,000	—	—	89,000

	For the year ended May 31, 2003

	U.S.	European	Discontinued
	Operations	Operations	Divisions	Total

Patents:
Gross carrying amount	$2,115,000	—	—	2,115,000
Accumulated amortization	642,000	—	—	642,000

Net carrying amount	$1,473,000	—	—	1,473,000

Actual amortization expense for the year ended May 31, 2003	$125,000	—	—	125,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

Estimated amortization expense for each of the next five years is as follows:

2004	$125,000
2005	125,000
2006	125,000
2007	125,000
2008	116,000

A summary of intangibles not subject to amortization is as follows:

	For the year ended May 31, 2002

	U.S.	European	Discontinued
	Operations	Operations	Divisions	Total

Goodwill:
Carrying value - beginning of year	$351,000	—	—	351,000
Goodwill amortization and impairment losses recognized	—	—	—	—

Carrying value - end of year	$351,000	—	—	351,000

	For the year ended May 31, 2003

	U.S.	European	Discontinued
	Operations	Operations	Divisions	Total

Goodwill:
Carrying value - beginning of year	$351,000	—	—	351,000
Goodwill amortization and impairment	—	—	—	—

Carrying value - end of year	$351,000	—	—	351,000

Extraordinary items

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, this statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses. The

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

Company adopted SFAS No. 145 on June 1, 2002, and reclassified gains previously reported for the years ended May 31, 2000 and 2002 related to debt extinguishments from extraordinary items to other income.

(p)  Segments

The Company operates in two segments, US Operations and European Operations. The determination of these segments is based on the fact that the Company’s chief operating decision maker, the Company’s chief executive officer, regularly reviews operating results, assesses performance and makes decisions about resources to be allocated at this level (US Operations and European Operations) and not on any of the underlying divisions or business units that comprise these two segments.

(q)  Related Party

At May 31, 2003, the Company had a receivable from an executive officer totaling $35,000.

(r)  Reclassifications

Certain reclassifications have been made to the 2001 and 2002 financial statements to conform with the 2003 financial statement presentation.

(3)  Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern.

Cash used in operating activities was $2,778,000 for fiscal year 2003 compared to $319,000 and $1,600,000 in fiscal years 2002 and 2001, respectively. The Company’s future success will depend heavily on its ability to generate cash from operating activities and to meet its obligations as they become due. The Company is focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to possible staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls. The Company has also downsized, closed, or sold certain of its divisions that produced negative cash flow from operations. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional common stock or sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash flows from operations, to sell additional common stock, or to sell its assets for amounts at or in excess of book value.

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

(4)  Impairment of Long-Lived Assets

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

Included in operating expenses in the years ended May 31, 2001, 2002 and 2003 are $48.9 million, $0.6 million, and $0, respectively, in non-cash charges related to the impairment of long-lived assets, primarily goodwill and equipment. The Company reviews long-lived assets and identifiable intangibles for potential impairment of value whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable.

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

The Company also recognized a charge of $0.6 million to reduce the $1.0 million of manufacturing equipment used to produce low power relays at its Display Division to its fair value, $0.4 million. The Company recognized a $320,000 charge to reduce the carrying value of an unused manufacturing facility of $980,000 to fair value, $660,000. Fair value of the equipment used to produce low power relays and the unused manufacturing facility were based upon offers to purchase the assets from unrelated third parties on a held for use basis. The equipment used to produce low power relays was sold in February 2001 and the unused manufacturing facility was sold in December 2000.

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

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

The Company will continue to analyze long-lived and identifiable intangible assets in the future to determine possible impairment charges. Future evaluations could result in additional impairment charges and those charges could be material. At May 31, 2003, the carrying value of long-lived assets, including property, plant and equipment, goodwill, and patents, was $23.5 million.

(5)  Segment Information and Concentration of Risk

Prior to the Company’s restructuring in March 2002, it was organized into three operational segments “U.S. Aerospace Group,” “U.S. Electronics Group” and “European Aerospace Group.” As a result of its, restructuring, it has consolidated its three groups into two operating segments, “U.S. Operations” and “European Operations.” Each of these operating segments is further divided into two business units, Electronic Components and Machining Components within U.S. Operations and Metal Casting and Metal Forming within European Operations.

The following chart details the new classification of each of the divisions within the Company’s previously reported operating segments.

Previously reported operating segments and
related divisions	New classification

U.S. ELECTRONICS GROUP
Interconnect Division	U.S. Operations – Electronic Components
Filter Division	U.S. Operations – Electronic Components
Bonded Metals Division	U.S. Operations – Electronic Components
Applied Technology Division	U.S. Operations – Electronic Components
Display Division	Division discontinued November 2001

U.S. AEROSPACE GROUP
Machining Division	U.S. Operations – Machining Components
Casting Division	Division discontinued June 2001
Engineering & Fabrication Division	Division discontinued December 2001

EUROPEAN AEROSPACE GROUP
Casting Division	European Operations – Metal Casting
Forming Division	European Operations – Metal Forming

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
May 31, 2002 and 2003

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

Year ended May 31, 2001:

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$35,122,000	51,597,000	22,569,000	—	109,288,000
Income (loss) from operations	3,860,000	(35,010,000)	(20,502,000)	(7,309,000)	(58,961,000)
Identifiable assets	27,676,000	34,419,000	6,603,000	12,118,000	80,816,000
Capital expenditures	881,000	2,111,000	403,000	315,000	3,710,000
Asset impairments	1,665,000	37,000,000	10,281,000	—	48,946,000
Depreciation and amortization	2,012,000	3,180,000	1,586,000	556,000	7,334,000
Interest income	—	8,000	—	7,000	15,000
Interest expense	319,000	3,976,000	204,000	5,528,000	10,027,000

Year ended May 31, 2002:

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$33,286,000	45,413,000	1,492,000	—	80,191,000
Income (loss) from operations	4,114,000	2,046,000	(3,361,000)	(6,063,000)	(3,264,000)
Identifiable assets	25,419,000	32,352,000	8,000	6,890,000	64,669,000
Capital expenditures	382,000	2,072,000	—	249,000	2,703,000
Asset impairments	—	—	649,000	—	649,000
Depreciation and amortization	1,739,000	1,967,000	99,000	584,000	4,389,000
Interest income	—	38,000	—	57,000	95,000
Interest expense	319,000	1,228,000	48,000	11,302,000	12,897,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

Year ended May 31, 2003:

				Corporate,
	U.S.	European	Discontinued	other and
	Operations	Operations	Divisions	eliminations	Total

Net sales to customers	$25,368,000	39,721,000	—	—	65,089,000
Income (loss) from operations	1,821,000	(3,057,000)	—	(5,881,000)	(7,117,000)
Identifiable assets	18,984,000	31,719,000	—	6,390,000	57,093,000
Capital expenditures	804,000	1,184,000	—	81,000	2,069,000
Depreciation and amortization	1,536,000	1,995,000	—	443,000	3,974,000
Interest income	—	29,000	—	79,000	108,000
Interest expense	175,000	1,200,000	—	3,237,000	4,612,000

We do not disclose foreign net sales by country as it not practicable to do so. The Company did not have net sales to one customer comprising greater than 10% of the year’s net sales during the year ended May 31, 2003. The Company had net sales to one customer comprising greater than 10% of each year’s net sales, aggregating 12.5% and 13.5% in the years ended May 31, 2001, 2002, respectively.

The Company had accounts receivable from one customer comprising greater than 10% of accounts receivable as of May 31, 2001, 2002, and 2003, aggregating 10.6%, 11.7%, and 11.6%, respectively.

Credit is extended to customers based on an evaluation of their financial condition and collateral is generally not required.

The Company currently purchases aluminum and other raw materials from a limited number of suppliers. Although there are a limited number of potential suppliers of such raw materials, management believes that other suppliers could provide these raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing, increased costs, and a possible loss of sales, which could have a material adverse effect on the manufacturing and delivery of the Company’s products. The Company purchased $4,623,000, $3,613,000 and $2,580,000 from one supplier during the years ended May 31, 2001, 2002 and 2003, respectively.

The Company purchases other raw materials, of lesser significance, which are available from a limited number of suppliers.

At May 31, 2003, the Company had purchase commitments for raw materials aggregating $4,400,000.

(6)  Business Dispositions

Effective as of June 1, 2001, the Company sold substantially all of the assets of the U.S. Aerospace Group’s Casting Division location in Entiat, Washington to two newly formed limited liability companies owned by a private company. The purchase price was approximately $4.5 million, which consisted of approximately $1.4

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

million cash (a portion of the cash amounting to $160,000 was paid into escrow by the purchaser), a $1.0 million long-term note payable to the Company, units in the newly created limited liability companies valued at $1.0 million and the assumption of $1.1 million in liabilities. We used the cash proceeds to retire certain long-term debt related to the Entiat assets and to pay closing costs related to the transaction. The long-term note bears interest at 7% and is payable in quarterly installments, interest only for the first year and then principal and interest for 5 additional years. Due to the uncertainties of payment under this note based upon the Company’s knowledge of the industry and internal financial projections prepared by Company management, the Company has fully reserved against the note as of the closing date. The units in the newly created limited liability companies have certain preferential rights including an accumulating preferred return equal to 5% of the par value of then outstanding units and put rights subject to certain restrictions and limitations. We have recorded the units at $0, which we estimate to be their fair market value due to lack of marketability, the Company’s knowledge of the industry and internal financial projections prepared by Company management. In the purchase agreement relating to the sale of the Casting Division, the parties agreed to adjust the purchase price after closing based on the actual value of accounts receivable and inventory transferred at closing. In December 2001, we agreed with the purchaser to settle differences relating to the post-closing adjustment by returning the escrowed cash to the purchaser, thereby reducing the purchase price by $160,000.

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

Balance at May 31, 2000	$619,000
Charged to operating expenses	3,000
Specific account balance write-off	(163,000)
Effect of exchange rates	(8,000)

Balance at May 31, 2001	451,000
Charged to operating expense	141,000
Specific account balance write-off	(120,000)
Effect of exchange rates	4,000

Balance at May 31, 2002	476,000
Charged to operating expense	286,000
Specific account balance write-off	(194,000)
Effect of exchange rates	(9,000)

Balance at May 31, 2003	$559,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

(8)  Inventories

Inventories at May 31 consist of the following:

	2002	2003

Raw materials	$3,927,000	3,206,000
Work in progress	10,085,000	8,389,000
Finished goods	5,594,000	4,862,000

	$19,606,000	16,457,000

(9)  Property, Plant and Equipment

Property, plant and equipment, including assets under capital lease arrangements, at May 31 consist of the following:

	Depreciable
	Lives	2002	2003

Land		$700,000	700,000
Buildings	20 to 40 years	4,343,000	4,356,000
Leasehold improvements	5 to 15 years	3,678,000	3,677,000
Machinery and equipment	7 to 10 years	31,460,000	33,477,000
Office equipment, furniture and fixtures	3 to 10 years	3,202,000	3,207,000

		43,383,000	45,417,000
Less accumulated depreciation and amortization		20,153,000	23,782,000

		23,230,000	21,635,000
Construction in progress		85,000	—

		$23,315,000	21,635,000

The Company recognized depreciation of property, plant and equipment of $6,243,000, $4,302,000 and $3,850,000 during the years ended May 31, 2001, 2002 and 2003, respectively.

The Company includes computer software and hardware within office equipment, furniture and fixtures. Software is amortized over its estimated useful life, usually three years.

Included in property, plant and equipment are costs of $1,191,000 and $936,000 and related accumulated amortization of $611,000 and $648,000 recorded under capital leases at May 31, 2002 and 2003, respectively.

(10)  Line of Credit

In February 2003, the Company entered into a revolving invoice funding facility with a national bank. Under the facility the Company may borrow up to 80% of acceptable domestic United States accounts receivable, up to a maximum amount of $3,000,000. The facility is secured by all domestic United States accounts receivable and all domestic United States inventories. The facility bears interest at the bank’s

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

prime rate plus 5.0% and expires in February 2004. There was $1.0 million borrowed under this facility at May 31, 2003.

(11)  Long-Term Debt

Long-term debt at May 31 consists of the following:

	2002	2003

Note payable to a related party, GSC Partners and affiliates, net of original issue discount of $13,653,000 and $11,668,000 at May 31, 2002 and 2003, respectively. Note bears interest of 5% on the face amount of $36,000,000 (16.6% nominal interest rate), payable semi-annually. Principal amount due May 1, 2007.	$22,347,000	24,332,000
Note payable to an individual, secured by a patent, due in monthly installments of $8,023, including interest at 6.0%, through May 2010.	751,000	544,000
Note payable to a bank, due in monthly installments of $4,728, including interest at LIBOR plus 2% (3.31% at May 31, 2003), with the remaining principal balance due in full in March 2008.	596,000	565,000
Notes payable to a financing company for certain equipment in aggregate monthly installments of $31,929, including interest at 9% to 9.75%, with maturity dates through 2004.	712,000	184,000
Other notes payable for vehicles and certain equipment in aggregate monthly installments of $4,164, including interest at 0% to 7.9% with maturity dates through 2006.	121,000	106,000
Note payable to a bank in monthly installments of $5,902, including interest at LIBOR plus 2.25% (3.32% at May 31, 2003) through June 2008.	1,103,000	1,071,000
Note payable to an individual, secured by certain equipment, due in monthly installments of $2,019, including interest at 6.0%, through December 2008.	—	96,000

	25,630,000	26,898,000
Less current portion	799,000	395,000

Long-term debt, net of current portion	$24,831,000	26,503,000

Certain notes payable contain financial covenants that require, among other items, that the Company maintain minimum working capital, tangible net worth and debt to tangible net worth ratios. At May 31, 2003, the Company was not in compliance with these covenants. The Company has received a forbearance letter from

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

the lender waiving the violations until December 31, 2004. There can be no assurance that the lender will not require the amounts immediately due and payable if violations of the covenants continue. The amount outstanding under these agreements was approximately $1,636,000 as of May 31, 2003.

The notes payable to GSC Partners require, among other items, that the Company maintain minimum EBITDA amounts. At May 31, 2003, the Company was not in compliance with these covenants. The Company has received a forbearance letter from the lender waiving the violations until June 1, 2004. There can be no assurance that the lender will not require the amounts immediately due and payable if violations of the covenants continue. The amount outstanding under these agreements was approximately $24,332,000 as of May 31, 2003.

The above debt instruments also include subjective acceleration clauses.

Scheduled principal maturities of long-term debt during the next five fiscal years ending May 31, and thereafter, are as follows:

2004	$395,000
2005	206,000
2006	204,000
2007	36,229,000
2008	501,000
Thereafter	1,031,000

38,566,000
Less unamortized original issued discount	11,668,000

Net long-term debt	$26,898,000

Long-term debt is secured by substantially all assets of the Company.

(12)  Subordinated Notes Payable

In July 1998, the Company completed a $75 million debt offering of the Subordinated Notes due in August 2005. The Subordinated Notes were unconditionally guaranteed on a senior subordinated basis by the Company’s U.S. subsidiaries.

In March 2000, the Company exchanged an aggregate of $11.3 million in original principal amount of the Subordinated Notes for a total of 2,902,806 shares of common stock. This exchange was accounted for as an

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

early extinguishment of debt, and as such, a gain of $703,000 was recorded in the consolidated financial statements as extinguishment of debt.

In March 2002, in accordance with the Exchange Agreement, the Noteholders exchanged $63.7 million aggregate principal amount of the Subordinated Notes, together with accrued interest thereon, for shares of the Company’s common stock, shares of the Company’s Series C Preferred Stock and $15.0 million in aggregate principal amount of PIK Notes. The Series C Preferred Stock automatically converted into common stock following shareholder approval of an increase in the number of authorized shares of common stock. By virtue of their common stock, the Noteholders now beneficially own approximately 97.5% of our outstanding shares of common stock on a fully-diluted, as-converted basis.

The PIK Notes bear interest at a rate of 10% per annum. Interest is payable semi-annually in the form of additional PIK Notes. The PIK Notes mature in November 2007, but the Company may pay off or otherwise redeem them in full or in part at any time prior to the maturity date without penalty. The PIK Notes are unsecured senior subordinated obligations of the Company.

The Company followed the provisions of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, in recording the exchange transaction. Those provisions required that the carrying value of the PIK Notes be recorded at the total future cash payments (principal and interest) specified by the PIK notes. In accordance with SFAS No. 15, the PIK Notes are classified on the Company’s balance sheet as long-term liabilities valued at $25.7 million, which represents the total future cash payments. As a result, no interest expense related to the PIK Notes will be recognized in future periods.

The following table presents the aggregate gain recognized in the year ended May 31, 2002 as a result of the exchange transaction, shown as gain on extinguishment of debt:

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

Management determined the value of the equity instruments issued to the Noteholders to be the midpoint of the total estimated equity value range of the Company as determined by a valuation analysis performed by management. The total equity value range, on a post-conversion basis, was approximately $14.2 million to $29.2 million.

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
May 31, 2002 and 2003

comparable companies in both the electronics and aerospace industries and applicable discount rates. The results of our valuation could have been materially different if different assumptions had been used.

(13)  Leasing Arrangements

(a)  Capital Leases

The Company leases certain property, plant and equipment under capital lease agreements that expire at various dates through 2007. Capital lease obligations are secured by the underlying leased assets. Aggregate minimum payments to be made under these agreements at May 31, 2003 are as follows for each of the following fiscal years:

2004	$174,000
2005	106,000
2006	42,000
2007	13,000
2008	—
Thereafter	—

335,000
Less amounts representing interest ranging from 6% to 16%	47,000

Present value of net minimum capital lease obligations	288,000
Less current portion	145,000

Capital lease obligations, less current portion	$143,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

(b)  Operating Leases

The Company leases certain property, plant and equipment under operating lease agreements that expire at various dates through 2018. Aggregate minimum rental payments to be made under these agreements at May 31, 2003 are as follows for each of the following fiscal years:

2004	$3,498,000
2005	3,359,000
2006	2,967,000
2007	2,726,000
2008	2,572,000
Thereafter	19,159,000

$34,281,000

Total rent expense during the years ended May 31, 2001, 2002 and 2003 amounted to $5,917,000, $5,079,000 and $3,780,000, respectively. Included in rent expense for the year ended May 31, 2002 is an accrual of approximately $646,000, related to the abandonment of certain manufacturing facility operating leases.

(14)  Common Stock

In February 2003, the Company effected a 1-for-200 reverse split of its outstanding shares of common stock, as well as a proportionate reduction in its shares of authorized but unissued common stock. Fractional shares that resulted from the reverse split were repurchased by the Company. Except as disclosed all share and per share amounts have been adjusted for the reverse split.

In July 1996, the Company conducted a public offering of 2,250,000 units, each unit composed of one share of the Company’s pre-reverse split common stock and a warrant to purchase one share of the Company’s pre-reverse split common stock, at a price of $3.125 per unit. At May 31, 2002 and 2003, all of these public warrants were outstanding. In May 2000, the Company extended the expiration date of the public warrants to July 15, 2003. In addition, the Company issued warrants to two underwriters for the purchase of an additional 225,000 units at $3.75 per unit. Each unit is composed of one share of the Company’s pre-reverse split common stock and a warrant to purchase one share of the Company’s pre-reverse split common stock. The warrants entitled the holder to purchase one share of pre-reverse split common stock at $4.6875 per share, exercisable any time through July 2001. During the year ended May 31, 1998, 45,000 of the underwriter’s warrants were exercised for 45,000 units. No underwriter warrants were exercised during the years ended May 31, 2001, 2002 or 2003 and the remaining original warrants have expired.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

In March 2000, the Company sold 1,598,000 shares of its pre-reverse split common stock to 26 accredited investors for $4,794,000 before expenses of $788,000. The Company subsequently filed a registration statement, which was declared effective, registering for resale the 1,598,000 shares of common stock sold in the offering.

In July 2000 the Company closed the first of two proposed installments of a $3.5 million private placement of common stock to two accredited investors. On that date, the Company issued 1,142,860 shares of pre-reverse split common stock and warrants to purchase additional shares to the investors for a gross amount of approximately $2.0 million. The Company filed a registration statement on Form S-3 with the Commission to register the resale of the shares of common stock issued or issuable as a result of the transaction (the “Registration Statement”). If the Registration Statement had become effective within 60 days after the first closing a second closing would have occurred and the investors would have paid an additional $1.5 million and received 857,140 additional shares of pre-reverse split common stock. However, the Registration Statement did not become effective within 60 days of the first closing and consequently the second installment did not close. In addition the Company also issued to the investors certain adjustable, vesting, and closing warrants to purchase additional shares of the Company’s pre-reverse split common stock. The adjustable warrants permitted the investors to acquire additional shares of pre-reverse split common stock at an exercise price of $0.001 per share if the market price of the Company’s common stock did not achieve and maintain a specific price during each of the three vesting periods. Subsequent to issuance of the adjustable warrants the Company negotiated an amendment to the adjustable warrants, which replaced the variable calculation of shares to be acquired with a fixed number of shares. In February 2001, the investors exercised the adjustable warrants in full, as so amended, for the exercise price of $0.001 per share. As a result of the exercise, the Company delivered to the investors a total of 4,190,486 shares of pre-reverse split common stock. The vesting warrants issued under the transaction expired unexercised during February 2001. The closing warrants entitled the investors to purchase an additional 385,000 shares of our pre-reverse split common stock at an exercise price of $2.01 per share subject to certain anti-dilution rights. In March 2002, the Company completed the Exchange. The Exchange triggered the anti-dilution provisions of the closing warrants, resulting in a significant increase in the number of pre-reverse split shares issuable upon exercise of these warrants. Specifically, warrants in favor of Strong River initially exercisable for 192,500 shares of pre-reverse split common stock are now exercisable for 33,315,492 pre-reverse split shares; and warrants in favor of Bay Harbor initially exercisable for 192,500 shares of pre-reverse split common stock are now exercisable for 33,315,492 pre-reverse split shares. The exercise price of the Strong River and Bay Harbor warrants was reduced from $2.01 to $0.001 per pre-reverse split share by virtue of the anti-dilution adjustment. The closing warrants expired in July 2003.

Also in connection with the Exchange the Company issued 51,419,604 shares of pre-reverse split common stock, an amount sufficient to give the Noteholders a majority of the then outstanding common stock of the Company.

In January 2003, the Company’s Series C Preferred Stock was fully converted into 4,865,820,023 shares of pre-reverse split common stock.

(15)  Convertible Preferred Stock - Series C Preferred Stock

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

In March 2002, the Company completed the Exchange. In connection with the Exchange, the Company issued 1,000 shares of Series C Preferred Stock of the Company to the Noteholders. The Series C Preferred Stock was converted in full on January 27, 2003 into 4,865,820,023 shares of pre-reverse split common stock.

The Series C Preferred Stock automatically converted into that number of shares of common stock which, when added to the shares of common stock previously distributed to the Noteholders in the Exchange, equaled approximately 97.5% of the Company’s common stock on a fully-diluted basis. The Automatic Conversion of the Series C Preferred Stock into common stock took place immediately following shareholder approval of an increase in the number of authorized shares of pre-reverse split common stock to an amount sufficient to effect the conversion of the Series C Preferred Stock in full. Except as disclosed, all share and per share amounts have been adjusted for the reverse split. The Series C Preferred Stock had an aggregate liquidation preference equal to $45 million and a cumulative dividend rate of 10% per annum, which automatically increased to 14% per annum because the Automatic Conversion did not occur on or before June 1, 2002. The Series C Preferred Stock ranked senior to all other classes of the Company’s capital stock as to liquidation and distributions. In addition, the Series C Preferred Stock was entitled to vote with the common stock on all matters brought before the common stock for approval (other than as required by law) and was entitled to that number of votes equal to the number of shares of Common into which the Series C Preferred Stock was then convertible.

(16) Warrants

The Company periodically issues warrants to purchase common shares in connection with common stock, preferred stock, debt and certain consulting services. When warrants are issued in exchange for consulting or other services, the warrants are valued using the Black Scholes valuation model or the fair value of the services received, whichever resultant value is more reasonably determinable. A summary of the Company’s warrants to purchase shares of common stock, excluding warrants issued in connection with the public offering in July 1996, is as follows:

		Weighted
		average
		exercise
		price of
	Warrants	shares

Balance at May 31, 2000	3,293	$920.6000
Granted	46,918	21.4000
Exercised	(20,952)	0.2000
Canceled	(1,368)	1,374.0000

Balance at May 31, 2001	27,891	77.2000
Canceled	(175)	400.0000
Granted under anti-dilution provisions	387,511	0.2000

Balance at May 31, 2002	415,227	5.2000
Canceled	(1,126)	1,232.2222

Balance at May 31, 2003	414,101	$1.8186

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

The following summarizes outstanding warrants to purchase shares of common stock, excluding warrants issued in connection with the public offering in July 1996, at May 31, 2003:

	Warrants outstanding and exercisable

		Weighted
		average	Weighted
Range of		remaining	average
Exercise		contractual	exercise
prices	Number outstanding	life	price

$0.001–0.99	409,620	0.67	$0.2000
1.00 – 299.99	3,460	2.92	81.2400
300.00 – 400.00	1,021	1.44	382.0656

	414,101

In July 2000, the Company issued 23,273 warrants to purchase common stock in connection with a private placement of its common stock. The value of the warrants was included in the purchase price of the common stock and was recorded as equity. In March 2001, the Company issued 23,645 warrants to purchase common stock in connection with a private placement of notes. The warrants were valued at $1,886,000 using the Black Scholes valuation model to estimate fair value and were classified on the balance sheet as deferred financing costs. The assumptions used under the Black Scholes model were volatility 135.71%, risk free rate of return 6%, dividend yield 0% and life of 5 years.

In March 2002, the Company completed the Exchange. The Exchange triggered the anti-dilution provisions of certain of the Company’s outstanding warrants, resulting in a significant increase in the number of shares issuable upon exercise of these warrants. Specifically, warrants in favor of DDJ which were initially exercisable for 20,185 shares of common stock are now exercisable for 76,466 shares; warrants in favor of Strong River initially exercisable for 962 shares of common stock are now exercisable for 166,577 shares; and warrants in favor of Bay Harbor initially exercisable for 962 shares of common stock are now exercisable for 166,577 shares. The exercise price of the Strong River and Bay Harbor and DDJ warrants was changed to $0.200 per share.

(17) Compensation Plans

(a) Long-Term Investment and Incentive Plan

The Company has three long-term stock investment and incentive plans. The “1996 Plan” awards directors, officers, key employees and other key individuals with stock options, stock appreciation rights, stock and cash bonuses, restricted stock, or performance units. Under the 1996 Plan, the exercise price of options issued is not less than fair-market value at the date of grant. Stock options granted under the plan generally vested upon grant. In October 1999, the Company adopted the “1999 Plan” which effectively reserved an additional 20,000 shares of common stock for issuance. The 1999 Plan is identical to the 1996 Plan in form with exception to certain provisions stipulating the expiration of options granted to employees who are

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

subsequently terminated. Options expire ten years from the grant date under both the 1996 and 1999 plans. In January 2003, the Company adopted the “2002 Plan” which effectively reserved an additional 4,373,430 shares of common stock for issuance. The 2002 Plan is substantially identical to the 1996 and 1999 plans in form with exception to the expiration date of the options granted which is fixed by the Compensation Committee at the time of grant.

As of May 31, 2001, the Company had not issued any stock appreciation rights, stock and cash bonuses, restricted stock, or performance units under either plan. In June 2001, the Company issued 1,905 restricted shares of common stock under the 1999 Plan to certain executives in lieu of contractually required increases in their base cash compensation for the fiscal year ended May 31, 2002.

(b) Independent Director Stock Plan

The Company has an Independent Director Stock Plan under which non-employee directors of the Company are awarded common stock and stock options of the Company for serving on its board of directors. The plan authorizes and reserves for issuance a maximum of 2,500 common shares. In connection with the Exchange, the Company agreed to issue no additional shares under the Independent Director Stock Plan. For each of the years ended May 31, 2001, 2002 and 2003, 646 options were outstanding.

(c) Retirement Plan

The Company maintains a 401(k) plan covering all eligible employees who meet service requirements as provided in the plan. The Company’s contribution to the profit-sharing plan is determined annually by the Board of Directors. The Company contributed $70,000, $41,000 and $22,000 to the plan during the years ended May 31, 2001, 2002 and 2003, respectively.

(d) Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan in 1999 under which employees are eligible to purchase shares of the Company’s common stock, through payroll deductions, at the lower of 85% of the Company’s stock price on the first day of an offering period or 100% of the Company’s stock price on the last day of an offering period. The first offering period began in November 1998. During the years ended May 31, 2001, 2002 and 2003, 2,035, and 504, and 0 shares respectively, were purchased by employees under the plan. The plan was terminated in August 2001.

The fair value per share of the options granted during the year ended May 31, 2001 is estimated as $54.00, using the Black-Scholes option-pricing model with the following assumptions on the date of grant: zero percent dividend yield, expected volatility from 24% to 148%, risk-free interest rate from 5.5% to 6.6%, and expected lives ranging from 5 to 10 years. No options were granted during the years ended May 31, 2002 or 2003.

Pro forma compensation under the employee stock purchase plan during the years ended May 31, 2001, 2002, and 2003 is $30,000, $0, and $0, respectively.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

A summary of the activity under the Company’s Long-Term Investment and Incentive Plans and Independent Director Stock Plan is as follows:

	Shares of common stock
			Weighted
	Available	Options	average exercise price
	options	under plans	of shares

Balance at May 31, 2000	19,901	17,311	$528.00
Options granted	(1,832)	1,832	76.00
Options expired	300	(300)	506.00
Options terminated	153	(153)	428.00

Balance at May 31, 2001	18,522	18,690	520.00
Options granted	—	—	—
Restricted stock issued	(1,905)	—	—
Options expired	198	(198)	180.00

Balance at May 31, 2002	16,815	18,492	488.00
Options authorized by new plan	4,373,430	—	—
Options granted	—	—	—
Options expired	655	(655)	331.75

Balance at May 31, 2003	4,390,900	17,837	492.66

The following summarizes options from both Long-Term Investment and Incentive plans and the Independent Director Stock plan outstanding at May 31, 2003:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life	price	exercisable	price

$0.01–100.00	1,135	8.00	$44.80	1,135	$44.80
100.01 – 200.00	438	7.41	147.03	438	147.03
200.01 – 500.00	5,202	6.16	337.71	5,202	337.71
500.01 – 700.00	8,024	3.96	506.90	8,024	506.90
700.01 – 1000.00	3,038	3.17	937.50	3,038	937.50

	17,837	4.81	492.66	17,837	492.66

At May 31, 2001 and 2002, 18,188 and 18,463 options were exercisable with weighted average exercise prices of $488.60 and $487.40, respectively.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

The Company has approved a grant to Mr. Wright of an option to purchase 1,238,960 shares of Common Stock, however the options have not yet been granted.

(18) Income Taxes

Total income tax benefit (expense) is as follows for the years ended May 31,

	2001	2002	2003

Current:
Federal	$—	—	—
Foreign	(1,796,000)	250,000	473,000
Deferred:
Federal	(4,966,000)	—	—
Foreign	(186,000)	(55,000)	(156,000)

Total	$(6,948,000)	195,000	317,000

The domestic and foreign components of income (loss) before income tax benefit (expense) were as follows for the years ended May 31,

	2001	2002	2003

Domestic	$(29,564,000)	3,474,000	(7,831,000)
Foreign	(39,208,000)	856,000	(4,228,000)

Income (loss) before income tax benefit (expense)	$(68,772,000)	4,330,000	(12,059,000)

There are no undistributed earnings of the Company’s foreign subsidiaries for which U.S. income taxes have not been provided at May 31, 2002 and 2003.

A reconciliation of the U.S. federal statutory tax rate of 34% and the Company’s effective tax rates of 10%, 5% and (3)% during the years ended May 31, 2001, 2002 and 2003, respectively, is as follows:

	2001	2002	2003

Computed expected income tax benefit	$23,382,000	(1,472,000)	4,100,000
Difference in foreign income tax rate	(1,568,000)	(34,000)	(170,000)
Foreign permanent differences	(12,353,000)	(148,000)	(1,026,000)
Change in valuation allowance	(15,750,000)	1,849,000	(2,587,000)
Other	(659,000)	—	—

Actual income tax benefit (expense)	$(6,948,000)	195,000	317,000

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

Foreign permanent differences are primarily comprised of the tax effect of nondeductible goodwill impairment losses recognized during the year ended May 31, 2001, and the deductibility of foreign interest expense during the years ended May 31, 2002 and 2003.

Deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Based upon the weight of available evidence, the Company establishes a valuation allowance to reduce the amount of deferred tax assets to the amount it believes will more likely than not be realized in future periods. The change in the valuation allowance for the years ended May 31, 2001, 2002 and 2003, was $15,750,000, $(1,849,000) and $2,587,000, respectively. Significant components of the Company’s deferred tax assets (liabilities) at May 31 are as follows:

	2002	2003

Deferred tax assets:
Net operating loss carryforwards	$8,510,000	11,047,000
Capital loss carryforwards	2,728,000	2,728,000
Goodwill	2,111,000	2,064,000
Property, plant and equipment and Other	710,000	743,000
Inventory valuation	1,081,000	1,027,000
Debt restructuring	5,201,000	5,201,000

Total deferred tax assets	20,341,000	22,810,000
Valuation allowance	(20,223,000)	(22,810,000)

Net deferred tax assets	118,000	—

Deferred tax liabilities:
European Operations	872,000	930,000

Total deferred tax liabilities	872,000	930,000

Net deferred tax liability	$(754,000)	(930,000)

At May 31, 2003, the Company has net operating loss (NOLs) carryforwards for U.S. federal income tax purposes of approximately $32.5 million, the benefits of which expire in the tax year 2012 through the tax year 2023.

As a result of the Exchange transaction and resulting change in ownership of the Company completed in March 2002, pursuant to Section 382 of the Internal Revenue Code, the Company’s ability to utilize NOL’s to off-set future taxable income is limited. As a result of these limitations, approximately $21.3 million of the $32.5 million total NOLs at May 31, 2003 will never become available.

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

(19) Net Income (Loss) Per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding, using the “if-converted” method, and outstanding stock options and warrants, using the “treasury stock” method.

The components of basic and diluted net loss per share at May 31 were as follows:

	2001	2002	2003

Net income (loss) available for common stockholders	$(75,720,000)	4,525,000	(11,742,000)

Weighted average outstanding shares of common stock	176,417	247,925	8,715,341
Dilutive effect of:
Warrants	—	—	—
Stock options	—	—	—
Convertible preferred stock	—	—	—

Common stock and common stock equivalents	176,417	247,925	8,715,341

Net income (loss) per share – basic and diluted	$(429.21)	18.25	(1.35)

Options, warrants and convertible stock were not included in the calculation of net income (loss) per share as they are anti-dilutive. The total number of anti-dilutive common stock equivalents related to options, warrants and convertible stock as of May 31, 2001, 2002 and 2003 were 58,039, 24,774,265, and 443,413, respectively.

(20) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable, accrued liabilities, and short and long-term borrowings. The fair value of these financial instruments approximates in most instances their carrying amounts. However, it is not practicable to estimate the fair value of the Company’s long-term borrowings due to our history of losses and debt defaults, among other factors. The Company has an interest rate swap agreement which is recorded at fair value and was a liability of $322,000 at May 31, 2003.

(21) Contingencies

The Company is currently subject and party to various legal actions arising in the normal course of business. Management believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flow.

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
May 31, 2002 and 2003

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

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

(a) Consolidating condensed balance sheet information at May 31, 2002 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$803,000	3,000	4,813,000	—	5,619,000
Accounts receivable, net	—	3,298,000	9,022,000	(94,000)	12,226,000
Inventories	—	11,249,000	8,357,000	—	19,606,000
Other	3,717,000	159,000	298,000	(3,593,000)	581,000

Total current assets	4,520,000	14,709,000	22,490,000	(3,687,000)	38,032,000

Property, plant and equipment, net	4,899,000	8,554,000	9,862,000	—	23,315,000

Other assets:
Goodwill	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	40,907,000	72,618,000	—	(113,525,000)	—
Other	1,147,000	1,824,000	—	—	2,971,000

Total other assets	42,054,000	74,793,000	—	(113,525,000)	3,322,000

Total assets	$51,473,000	98,056,000	32,352,000	(117,212,000)	64,669,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,849,000	1,844,000	4,466,000	(94,000)	8,065,000
Current portion of long-term debt	65,000	734,000	—	—	799,000
Other	941,000	2,105,000	5,135,000	(3,593,000)	4,588,000

Total current liabilities	2,855,000	4,683,000	9,601,000	(3,687,000)	13,452,000

Long-term liabilities:
Long-term debt, net of current portion	49,223,000	1,347,000	—	—	50,570,000
Intercompany loan payable	—	72,223,000	36,957,000	(109,180,000)	—
Other	288,000	380,000	872,000	—	1,540,000

Total long-term liabilities	49,511,000	73,950,000	37,829,000	(109,180,000)	52,110,000

Series C convertible preferred stock	18,715,000	—	—	—	18,715,000

Stockholders’ equity (deficit):
Common stock	—	56,139,000	33,709,000	(89,848,000)	—
Additional paid-in capital	87,161,000	—	—	—	87,161,000
Accumulated other comprehensive loss	(8,389,000)	—	(8,389,000)	8,389,000	(8,389,000)
Accumulated deficit	(98,380,000)	(36,716,000)	(40,398,000)	77,114,000	(98,380,000)

Total stockholders’ equity (deficit)	(19,608,000)	19,423,000	(15,078,000)	(4,345,000)	(19,608,000)

Total liabilities and stockholders’ equity (deficit)	$51,473,000	98,056,000	32,352,000	(117,212,000)	64,669,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

(b) Consolidating condensed balance sheet information at May 31, 2003 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$817,000	2,000	1,129,000	—	1,948,000
Accounts receivable, net	—	3,063,000	10,429,000	—	13,492,000
Inventories	—	6,916,000	9,541,000	—	16,457,000
Other	3,374,000	30,000	456,000	(3,291,000)	569,000

Total current assets	4,191,000	10,011,000	21,555,000	(3,291,000)	32,466,000

Property, plant and equipment, net	4,530,000	6,941,000	10,164,000	—	21,635,000

Other assets:
Goodwill	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	36,620,000	72,618,000	—	(109,238,000)	—
Other	960,000	1,681,000	—	—	2,641,000

Total other assets	37,580,000	74,650,000	—	(109,238,000)	2,992,000

Total assets	$46,301,000	91,602,000	31,719,000	(112,529,000)	57,093,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,594,000	691,000	5,893,000	—	9,178,000
Line of credit	1,030,000	—	—	—	1,030,000
Current portion of long-term debt	74,000	321,000	—	—	395,000
Other	1,222,000	946,000	4,045,000	(3,291,000)	2,922,000

Total current liabilities	4,920,000	1,958,000	9,938,000	(3,291,000)	13,525,000

Long-term liabilities:
Long-term debt, net of current portion	51,140,000	1,102,000	—	—	52,242,000
Intercompany loan payable	—	74,835,000	36,957,000	(111,792,000)	—
Other	—	155,000	930,000	—	1,085,000

Total long-term liabilities	51,140,000	76,092,000	37,887,000	(111,792,000)	53,327,000

Stockholders’ equity (deficit):
Common stock	25,000	56,139,000	33,709,000	(89,848,000)	25,000
Additional paid-in capital	105,844,000	—	—	—	105,844,000
Accumulated other comprehensive loss	(5,506,000)	—	(5,506,000)	5,506,000	(5,506,000)
Accumulated deficit	(110,122,000)	(42,587,000)	(44,309,000)	86,896,000	(110,122,000)

Total stockholders’ equity (deficit)	(9,759,000)	13,552,000	(16,106,000)	2,554,000	(9,759,000)

Total liabilities and stockholders’ equity (deficit)	$46,301,000	91,602,000	31,719,000	(112,529,000)	57,093,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

(c) Consolidating condensed statement of operations and comprehensive income (loss) information for the year ended May 31, 2001 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Net sales	$—	59,943,000	51,597,000	(2,252,000)	109,288,000
Cost of sales	—	57,428,000	45,872,000	(2,252,000)	101,048,000

Gross profit	—	2,515,000	5,725,000	—	8,240,000
Operating expenses	7,336,000	25,687,000	40,965,000	(6,787,000)	67,201,000

Income (loss) from operations	(7,336,000)	(23,172,000)	(35,240,000)	6,787,000	(58,961,000)

Other income (expense):
Parent’s share of subsidiaries net loss	(65,172,000)	—	—	65,172,000	—
Interest expense	(9,423,000)	(4,416,000)	(3,976,000)	7,788,000	(10,027,000)
Other	10,536,000	4,247,000	8,000	(14,575,000)	216,000

Total other expense	(64,059,000)	(169,000)	(3,968,000)	58,385,000	(9,811,000)

Income (loss) before income taxes	(71,395,000)	(23,341,000)	(39,208,000)	65,172,000	(68,772,000)
Income tax expense	(4,325,000)	(641,000)	(1,982,000)	—	(6,948,000)

Net income (loss)	(75,720,000)	(23,982,000)	(41,190,000)	65,172,000	(75,720,000)
Other comprehensive income (loss):
Foreign currency translation	(2,915,000)	—	(2,915,000)	2,915,000	(2,915,000)

Comprehensive loss	$(78,635,000)	(23,982,000)	(44,105,000)	68,087,000	(78,635,000)

(d) Consolidating condensed statement of operations and comprehensive income (loss) information for the year ended May 31, 2002 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Net sales	$—	35,689,000	45,413,000	(911,000)	80,191,000
Cost of sales	—	28,942,000	39,730,000	(911,000)	67,761,000

Gross profit	—	6,747,000	5,683,000	—	12,430,000
Operating expenses	6,373,000	10,021,000	3,637,000	(4,337,000)	15,694,000

Income (loss) from operations	(6,373,000)	(3,274,000)	2,046,000	4,337,000	(3,264,000)

Other income (expense):
Parent’s share of subsidiaries net income (loss)	(2,314,000)	—	—	2,314,000	—
Gain on extinguishment of debt	20,318,000	—	—	—	20,318,000
Interest expense	(12,502,000)	(1,567,000)	(1,228,000)	2,400,000	(12,897,000)
Other	5,396,000	1,476,000	38,000	(6,737,000)	173,000

Total other income (expense)	10,898,000	(91,000)	(1,190,000)	(2,023,000)	7,594,000

Income (loss) before income taxes	4,525,000	(3,365,000)	856,000	2,314,000	4,330,000
Income tax benefit	—	—	195,000	—	195,000

Net income (loss)	4,525,000	(3,365,000)	1,051,000	2,314,000	4,525,000
Other comprehensive loss - foreign currency translation	776,000	—	776,000	(776,000)	776,000

Comprehensive income (loss)	$5,301,000	(3,365,000)	1,827,000	1,538,000	5,301,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

(e) Consolidating condensed statement of operations and comprehensive income (loss) information for the year ended May 31, 2003 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Net sales	$—	25,811,000	39,721,000	(443,000)	65,089,000
Cost of sales	—	21,358,000	38,430,000	(443,000)	59,345,000

Gross profit	—	4,453,000	1,291,000	—	5,744,000
Operating expenses	2,258,000	9,878,000	4,348,000	(3,623,000)	12,861,000

Loss from operations	(2,258,000)	(5,425,000)	(3,057,000)	3,623,000	(7,117,000)

Other income (expense):
Parent’s share of subsidiaries net loss	(9,782,000)	—	—	9,782,000	—
Interest expense	(4,437,000)	(1,375,000)	(1,200,000)	2,400,000	(4,612,000)
Other	4,735,000	929,000	29,000	(6,023,000)	(330,000)

Total other expense	(9,484,000)	(446,000)	(1,171,000)	6,159,000	(4,942,000)

Loss before income taxes	(11,742,000)	(5,871,000)	(4,228,000)	9,782,000	(12,059,000)
Income tax benefit	—	—	317,000	—	317,000

Net income (loss)	(11,742,000)	(5,871,000)	(3,911,000)	9,782,000	(11,742,000)
Other comprehensive income:
Foreign currency translation	2,883,000	—	2,883,000	(2,883,000)	2,883,000

Comprehensive loss	$(8,859,000)	(5,871,000)	(1,028,000)	6,899,000	(8,859,000)

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

(f) Consolidating condensed statement of cash flows information for the year ended May 31, 2001 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Cash flow from operating activities - net cash provided by (used in) operating activities	$(5,824,000)	2,011,000	2,213,000	—	(1,600,000)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(458,000)	(1,141,000)	(2,111,000)	—	(3,710,000)
Proceeds from sale of property, plant and equipment	913,000	1,341,000	—	—	2,254,000
Investment in and loans to subsidiaries	(12,000)	—	—	12,000	—
Other changes, net	—	(20,000)	—	—	(20,000)

Net cash provided by (used in) investing activities	443,000	180,000	(2,111,000)	12,000	(1,476,000)

Cash flow from financing activities:
Net borrowings under line of credit	307,000	—	12,000	—	319,000
Payments on long-term debt and capital leases	(277,000)	(1,284,000)	(137,000)	—	(1,698,000)
Proceeds from long-term debt	4,802,000	—	—	—	4,802,000
Proceeds from sale of common stock and warrants, net	1,863,000	—	—	—	1,863,000
Other changes, net	4,000	(962,000)	974,000	(12,000)	4,000

Net cash provided by (used in) financing activities	6,699,000	(2,246,000)	849,000	(12,000)	5,290,000

Net change in cash and cash equivalents	1,318,000	(55,000)	951,000	—	2,214,000
Cash and cash equivalents at beginning of year	(184,000)	58,000	2,280,000	—	2,154,000
Effect of exchange rates on cash	—	—	(273,000)	—	(273,000)

Cash and cash equivalents at end of year	$1,134,000	3,000	2,958,000	—	4,095,000

Supplemental cash flow:
Noncash operating expenses related to:
Depreciation	$557,000	3,236,000	2,450,000	—	6,243,000
Amortization	—	361,000	730,000	—	1,091,000
Cash paid during the year for:
Interest	7,920,000	522,000	82,000	—	8,524,000
Income taxes	—	—	295,000	—	295,000
Noncash investing and financing activities - short-term obligations refinanced with long-term debt	9,306,000	—	—	—	9,306,000
Issuance of warrants in connection with debt	1,886,000	—	—	—	1,886,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

(g) Consolidating condensed statement of cash flows information for the year ended May 31, 2002 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Cash flow from operating activities - net cash provided by (used in) operating activities	$(5,037,000)	520,000	4,198,000	—	(319,000)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(249,000)	(382,000)	(2,072,000)	—	(2,703,000)
Investment in and loans to subsidiaries	(100,000)	532,000	—	—	432,000
Other changes, net	—	—	—	—	—

Net cash provided by (used in) investing activities	(349,000)	150,000	(2,072,000)	—	(2,271,000)

Cash flow from financing activities:
Payments on long-term debt and capital leases	(13,833,000)	(670,000)	(595,000)	—	(15,098,000)
Proceeds from long-term debt	20,832,000	—	—	—	20,832,000
Proceeds from sale of common stock, net	4,000	—	—	—	4,000
Direct costs of restructuring transaction	(1,948,000)	—	—	—	(1,948,000)

Net cash provided by (used in) financing activities	5,055,000	(670,000)	(595,000)	—	3,790,000

Net change in cash and cash equivalents	(331,000)	—	1,531,000	—	1,200,000
Cash and cash equivalents at beginning of year	1,134,000	3,000	2,958,000	—	4,095,000
Effect of exchange rates on cash	—	—	324,000	—	324,000

Cash and cash equivalents at end of year	$803,000	3,000	4,813,000	—	5,619,000

Supplemental cash flow:
Noncash operating expenses related to:
Depreciation	$587,000	1,748,000	1,967,000	—	4,302,000
Amortization	—	87,000		—	87,000
Cash paid during the year for:
Interest	3,521,000	1,868,000	1,529,000	(3,000,000)	3,918,000
Income taxes	—	—	713,000	—	713,000
Noncash investing and financing activities:
Sale of subsidiaries:
Fair value of assets sold	—	4,297,000	—	—	4,297,000
Liabilities relieved	—	(1,100,000)	—	—	(1,100,000)
Repayment of related long-term debt and transaction costs	—	(1,197,000)	—	—	(1,197,000)
Issuance of common stock in connection with troubled debt restructuring	137,000	—	—	—	137,000
Issuance of preferred stock in connection with troubled debt restructuring	18,715,000	—	—	—	18,715,000
Purchase of patent	—	950,000	—	—	950,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

(h) Consolidating condensed statement of cash flows information for the year ended May 31, 2003 is as follows:

		Guarantor	Non-guarantor
	Parent	subsidiaries	subsidiaries	Eliminations	Consolidated

Cash flow from operating activities - net cash provided by (used in) operating activities	$(1,948,000)	2,142,000	(2,972,000)	—	(2,778,000)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(81,000)	(804,000)	(1,184,000)	—	(2,069,000)
Investment in and loans to subsidiaries	1,072,000	(1,072,000)	—	—	—
Other changes, net	25,000	637,000	—		662,000

Net cash provided by (used in) investing activities	1,016,000	(1,239,000)	(1,184,000)	—	(1,407,000)

Cash flow from financing activities:
Net borrowings (repayments) under line of credit	1,030,000	—	—	—	1,030,000
Proceeds from long-term debt	—	143,000	—	—	143,000
Payments on long-term debt and capital leases	(77,000)	(1,047,000)	—	—	(1,124,000)
Redemption of common stock	(7,000)	—	—	—	(7,000)
Other changes, net	—	—	—		—

Net cash provided by (used in) financing activities	946,000	(904,000)	—	—	42,000

Net change in cash and cash equivalents	14,000	(1,000)	(4,156,000)	—	(4,143,000)
Cash and cash equivalents at beginning of year	803,000	3,000	4,813,000	—	5,619,000
Effect of exchange rates on cash	—	—	472,000	—	472,000

Cash and cash equivalents at end of year	$817,000	2,000	1,129,000	—	1,948,000

Supplemental cash flow:
Noncash operating expenses related to:
Depreciation	$442,000	1,412,000	1,995,000	—	3,849,000
Amortization	—	125,000	—	—	125,000
Cash paid during the year for:
Interest	1,989,000	175,000	700,000	(700,000)	2,164,000
Income taxes	—	—	290,000	—	290,000
Noncash investing and financing activities:
Issuance of common stock on conversion of Series C Preferred Stock	18,715,000	—	—	—	18,715,000

(Continued)

PACIFIC AEROSPACE & ELECTRONICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
May 31, 2002 and 2003

(i)	Inventory information at May 31 is as follows:

	2002	2003

Guarantor subsidiaries
Raw materials	$2,796,000	1,686,000
Work in progress	3,122,000	1,760,000
Finished goods	5,331,000	3,470,000

	11,249,000	6,916,000

Non-guarantor subsidiaries:
Raw materials	1,131,000	1,520,000
Work in progress	6,963,000	6,629,000
Finished goods	263,000	1,392,000

	8,357,000	9,541,000

Total inventories	$19,606,000	16,457,000

ITEM 8A.	SELECTED QUARTERLY FINANCIAL DATA

The following selected quarterly financial data presents selected historical financial data of the Company as of the quarterly periods ended, as indicated, and is derived from our unaudited consolidated quarterly financial statements. This data should be read in conjunction with our Consolidated Financial Statements and Notes thereto, the Independent Auditor’s Report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Independent Auditor’s Report contains an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements and the following selected quarterly financial data do not include any adjustments that might result from the outcome of that uncertainty. The report also states that the Company changed its method of accounting for goodwill and certain intangible assets during the year ended May 31, 2002 and reclassified gain on extinguishment of debt recorded in the prior year from extraordinary item to other income effective for the year ended May 31, 2003.

(in thousands, except per share data)

	August 31,	November 30,	February 28,	May 31,	August 31,	November 30,	February 28,	May 31,
	2001	2001	2002	2002	2002	2002	2003	2003

Net Sales	$23,429,000	21,579,000	18,322,000	16,861,000	16,056,000	16,453,000	15,663,000	16,917,000
Gross profit	5,075,000	3,299,000	3,617,000	439,000	1,941,000	2,326,000	1,116,000	361,000
Net income (loss)	(2,044,000)	(5,912,000)	(3,602,000)	16,083,000	(1,766,000)	(1,146,000)	(3,829,000)	(5,001,000)
Net income (loss) per share:
Basic	(10.43)	(30.01)	(18.28)	40.21	(3.92)	(2.55)	(0.42)	(0.20)
Diluted	(10.43)	(30.01)	(18.28)	40.21	(3.92)	(2.55)	(0.42)	(0.20)
Shares used in computation of income (loss) per share:
Basic	196,000	197,000	197,000	400,000	450,000	450,000	9,100,000	24,779,000
Diluted	196,000	197,000	197,000	400,000	450,000	450,000	9,100,000	24,779,000

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

During the quarter ended May 31, 2002, we realized a gain on our troubled debt restructuring in the amount of $20.3 million.

Net sales decreased during the quarter ended February 28, 2003 due to reductions in commercial aerospace sales, primarily in the United Kingdom.

Gross profit and net income decreased during the quarter ended February 28, 2003 due to reduced revenue from the commercial aerospace industry while many of our costs are fixed. We also recognized a $400,000 inventory write-down during the quarter. Inventory was written down because of the effects of the downturn in the commercial aerospace industry and the economy in general to the net realizable value of our inventories.

Gross profit and net income fell significantly during the quarter ended May 31, 2003, due to a $1.3 million write down of inventory. Inventory was written down because of the effects of the downturn in the commercial aerospace industry and the economy in general on the net realizable value of our inventories.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Our executive officers, including our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for Pacific Aerospace & Electronics, Inc and its subsidiaries. Those executives have designed such controls to ensure that all material information relating to Pacific Aerospace & Electronics, Inc. and its subsidiaries is made known to them by others within the organization.

As of May 31, 2003, our executive officers completed an evaluation of our disclosure controls and procedures and have determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification.

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

The Board of Directors of the Company consists of five directors, who were nominated by the former holders of our Series C Preferred Stock (all such shares of Series C Preferred Stock have been converted into Common Stock in the Automatic Conversion), and each director will serve until the earlier of resignation or his successor is elected at the next annual meeting of shareholders. They are:

Name	Age	Position with Company

Richard W. Detweiler	60	Director
Carl H. Goldsmith(1)	36	Director
Matthew C. Kaufman	32	Director and Chairman
Philip Raygorodetsky	29	Director
Donald A. Wright	50	Director, Chief Executive Officer and President

(1)  Resigned as a direct as of August 1, 2003.

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

Carl H. Goldsmith. Mr. Goldsmith was a director of the Company from March 19, 2002 until he resigned on August 1, 2003. Mr. Goldsmith is a Managing Director of M.W. Post Advisory Group, LLC (“M.W. Post”), which he joined in 1994. M.W. Post owns approximately 27% of the Company’s common stock on a fully-diluted basis. Prior to 1994, Mr. Goldsmith was an employee of PricewaterhouseCoopers LLP, where he worked on a wide range of assignments in the Valuation and Corporate Recovery departments. He is a director of Imperial Technology, Inc. At the time of Mr. Goldsmith’s resignation and until the date of this report he did not notify the Company of any matter pursuant to which a report would have been required under the Exchange Act.

Matthew C. Kaufman. Mr. Kaufman has been a director and Chairman of the Board of the Company since March 19, 2002. Mr. Kaufman is a Managing Director with GSC Partners, which he joined in 1997. GSC Partners is an affiliate of GSCP Recovery, Inc. and GSC Recovery II, L.P., which together own approximately 53% of the Company’s common stock on a fully-diluted basis. From 1996 to 1997, Mr. Kaufman was Director of Corporate Finance with NextWave Telecom, Inc. Prior to that, he was with The Blackstone Group, in the Merchant Banking and Mergers & Acquisitions departments. He is a director of Burke Industries, Inc., Check Printers, Inc., Day International Group, Inc., Waddington North America, Inc., and Worldtex, Inc.

Philip Raygorodetsky. Mr. Raygorodetsky has been a director of the Company since June 1, 2002. Mr. Raygorodetsky is a Vice President with GSC Partners, which he joined in 1997. GSC Partners is an affiliate of GSCP Recovery, Inc. and GSC Recovery II, L.P., which together own approximately 53% of the Company’s common stock on a fully-diluted basis. Mr. Raygorodetsky was previously with Salomon Smith Barney Inc. in the Health Care Group. Prior to joining Salomon Smith Barney, Inc., Mr. Raygorodetsky worked at Andersen Consulting. He is a director of Day International Group, Inc. and Worldtex, Inc.

Donald A. Wright. Mr. Wright has been the Chief Executive Officer and President of the Company since February 1995 and of its predecessors since 1990. Mr. Wright was the Chairman of the Board from 1995 to March 2002. Mr. Wright is also an officer and director of each of the Company’s operating subsidiaries.

Tenure

Directors of the Company hold office until the earlier of their resignation, or the next annual meeting of the Company’s shareholders and until their successors elected at such meeting have been elected and duly qualified. Pursuant to the terms of the Company’s restructuring, at each meeting of shareholders at which the term of office of any director nominated by a Noteholder expires, each such director will be nominated for election to another term as a director of the Company; provided, however, that if the Noteholder that nominated that director so specifies, or if such director declines or is unable to accept the nomination, another individual designated by that Noteholder will be nominated for election as a director of the Company. Upon resignation, a nominee for the vacancy resulting therefrom is designated by the Noteholder that nominated such resigned director.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth information as of August 21, 2002, regarding the executive officers of the Company.

Executive Officers

Name	Age	Position with Company

Donald A. Wright	50	Chief Executive Officer and President
Charles A. Miracle	33	Vice President–Finance, Treasurer, Assistant Secretary, and Chief Financial Officer

Mr. Miracle has been the Vice President Finance and Chief Financial Officer of the Company since January 2002. He has been Treasurer since August 2001 and was appointed Interim Chief Financial Officer of the Company in August 2001. Mr. Miracle was appointed as the Company’s Assistant Secretary in March 2002. Prior to his appointment as Treasurer and Interim Chief Financial Officer he was employed as Corporate Controller for the Company since April 1998. Mr. Miracle was previously employed with Cordell, Neher & Company, P.L.L.C, CPA’s from 1992 until 1998. Mr. Miracle is a certified public accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year, and on written representations of the Company’s officers, directors, and principal shareholders (“Reporting Persons”) that no other reports were required, the Company believes that, during the fiscal year ended May 31, 2003, the Reporting Persons complied in all material respects with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth in summary form the compensation paid by the Company to the Chief Executive Officer and to the Company’s executive officers whose total annual salary and bonus exceeds $100,000 (the “Named Executives”) for services in all capacities to the Company for the last three fiscal years:

		Annual	Long-Term
		Compensation	Compensation

						Value of		Other Annual
Name and Principal	Fiscal		Securities Underlying	Restricted		Restricted		Compensation
Position	Year	Salary ($)	Options/SARs(#) (1)	Stock Awards		Stock		($)

Donald A. Wright	2003	282,956	—	—		—		3,973	(2)
CEO and President	2002	325,015	—	1,190	(6)(9)	$50,000	(10)	43,178	(2)
	2001	335,809	375	—		—		7,316	(2)
Werner Hafelfinger(4)	2003	202 308	—	—		—		—
Former COO, V.P.	2002	219,231	—	238	(7)(9)	$10,000	(11)	—
Operations	2001	200,000	187	—		—		2,438	(3)
Sheryl A. Symonds(5)	2003	157 447	—	—		—		—
Former V.P.	2002	231,519	—	238	(8)(9)	$10,000	(12)	—
Administration,	2001	190,473	187	—		—		—
General Counsel and Secretary

(1)	Represents options to purchase shares of Common Stock.

(2)	Represents estimated value of the personal use of a Company vehicle and premiums on $2 million of key-man life insurance denoting Mr. Wright’s spouse as beneficiary.

(3)	Represents estimated value of the personal use of a Company vehicle.

(4)	Mr. Hafelfinger’s employment with the Company terminated on May 17, 2002, however, he continued to receive severance payments on regular payroll days through May 17, 2003.

(5)	Mrs. Symonds employment with the Company terminated on February 28, 2002, however, she continued to receive severance payments on regular payroll days through February 28, 2003.

(6)	Represents the issuance of 1,190 shares of Common Stock in lieu of a portion of Mr. Wright’s annual salary valued at $50,000 at the time of issuance.

(7)	Represents the issuance of 238 shares of Common Stock in lieu of a portion of Mr. Hafelfinger’s annual salary valued at $10,000 at the time of issuance.

(8)	Represents the issuance of 238 shares of Common Stock in lieu of a portion of Ms. Symonds’ annual salary valued at $10,000 at the time of issuance.

(9)	The value of the Common Stock was valued using the average closing price of the stock for the five days immediately preceding June 1, 2001.

(10)	At the end of the last fiscal year, Mr. Wright held 1,190 shares of restricted stock valued at $536, based on the last reported trading price of the Common Stock as of May 31, 2003. The restricted stock is fully vested and does not pay any dividends.

(11)	At the end of the last fiscal year, Mr. Hafelfinger held 238 shares of restricted stock valued at $107, based on the last reported trading price of the Common Stock as of May 31, 2003. The restricted stock is fully vested and does not pay any dividends.

(12)	At the end of the last fiscal year, Ms. Symonds held 238 shares of restricted stock valued at $107, based on the last reported trading price of the Common Stock as of May 31, 2003. The restricted stock is fully vested and does not pay any dividends.

Aggregated Options and Fiscal Year-End Option Values

The following table summarizes the aggregate employee stock options and non-public warrants, and their market values at May 31, 2003, held by the Named Executives:

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at FY-end (#)		at FY-end ($) (1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Donald A. Wright(3)	11,537	—	—	—
Werner Hafelfinger(2)	987	—	—	—
Sheryl A. Symonds	1,487	—	—	—

(1)	No options or warrants held by the Named Executives had exercise prices of less than $0.40 per share (after giving effect to the Reverse Split), the closing price of the Common Stock on August 1, 2003.

(2)	Includes options to purchase 50 shares granted to Mr. Hafelfinger in October 1998 under the Amended and Restated Independent Director Stock Plan, when Mr. Hafelfinger was a non-employee director of the Company.

(3)	Does not include option to purchase 1,238,960 shares approved for grant in February 2003 but which have not been issued at May 31, 2003.

Employment Agreements

On March 19, 2002, the Company entered into an employment agreement with Donald A. Wright. The employment agreement provides for an annual base salary of $265,000, with annual increases of 5% of his base annual salary. If Mr. Wright is terminated without cause, or if he resigns with good reason, as those terms are defined in his employment agreement, the Company will be required to make severance payments to him. The severance payments consist of either 12 or 24 months of Mr. Wright’s base salary, depending on the date of his termination, as well as 12 months of health and medical benefits. In addition, in February 2003 the Board of Directors approved the grant to Mr. Wright of an option to purchase 1,238,960 shares of Common Stock under the 2002 Stock Option Plan, however the options have not yet been granted.

On May 17, 2002, Werner Hafelfinger, who had served as Vice President-Operations and Chief Operating Officer, left his employment with the Company. In accordance with the severance and termination letter executed by Mr. Hafelfinger and the Company, Mr. Hafelfinger received severance pay of $210,000, equivalent to one year of his salary, payable on regular payroll days over a 12-month period. Mr. Hafelfinger also received medical benefits for one year.

On February 28, 2002, Sheryl A. Symonds, who had served as Vice President-Administration and General Counsel of the Company, left her employment with the Company. In accordance with a separation letter executed by Ms. Symonds and the Company, Ms. Symonds received severance pay of

$205,710, equivalent to one year of her salary, payable on regular payroll days over a 12-month period. Ms. Symonds also received medical benefits for one year.

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

          Responsibilities of the Committee. The Committee’s purpose is to provide a compensation environment that will support and assist in fulfilling the corporate mission and purpose. The Committee is responsible for developing and making recommendations to the Board with respect to the Company’s compensation policies, reviewing the performance of the Company’s Chief Executive Officer, and determining the level of compensation to be paid to executive officers and certain other key employees of the Company. The Committee also administers the Company’s Amended and Restated Independent Director Stock Plan, the Restated Stock Incentive Plan and the 1999 Stock Incentive Plan (the “Stock Incentive Plans”). In connection with the Company’s restructuring, which was completed on January 27, 2003, the Company agreed to issue no new awards under any of the Stock Incentive Plans. However, the Company has adopted a new stock option plan (the “2002 Stock Option Plan”) which was approved by the Company shareholders on January 27, 2003. The Committee will determine stock option grants to executive officers and key employees under the Company’s proposed 2002 Stock Option Plan.

          Executive Compensation. The Company’s executive compensation program is designed to support the achievement of Company goals and to ensure that the interests of executive officers and key employees are aligned with the success of the Company. Consequently, a significant portion of the compensation of executive officers and key employees was through the grant of options under the Stock Incentive Plans. The Committee believes that tying a significant portion of executive compensation to the growth of the Company’s stock price helps align the interests of management with those of the Company’s shareholders.

          Compensation of the Chief Executive Officer. Based on a number of criteria, including relevant data from a third party compensation survey, the Committee believes that Mr. Wright’s contractual salary is at approximately the median in terms of base salary for chief executive officers of similarly situated Northwest manufacturing companies.

          Annual Salaries. The annual salary for Mr. Wright is set pursuant to the terms of an employment agreement. Annual salary under the employment agreement is subject to increase on an annual basis in accordance with the terms of that agreement. The employment agreement was approved by the full Board (including all members of the Committee) when it was first signed. From time to time, the Committee may elect to review the contract.

          Adjustment to Annual Salaries for Fiscal 2002. During May 2001, after reviewing the Company’s financial performance and cash position, the Committee determined that the Named Executives should be requested to accept restricted Common Stock of the Company in lieu of some or all of their contractual salary increases for fiscal 2002. The amount of Common Stock granted in lieu of salary increases was calculated by dividing the cash compensation not received by the market value of a share of the Company’s Common Stock. The market value of the Company’s Common Stock was deemed to be the average of the closing price of the Company’s Common Stock on Nasdaq for the five trading days prior to issuance. Mr. Wright agreed to forego $50,000 in salary and received 238,095 shares of restricted Common Stock. Mr. Hafelfinger and Ms. Symonds each agreed to forego $10,000 in salary and each received 47,619 shares of restricted Common Stock.

          Incentive Compensation Program. The Company has a management incentive compensation program that provides for the payment of cash bonuses to the executive officers and certain other senior managers upon attainment of certain goals. The purpose of the plan is to provide a direct financial incentive to achieve predetermined levels of Company performance. Under this program, the participants can earn a cash bonus of 10% of their annual salary upon achieving budgeted revenue and operating income levels for the year and an additional 5% upon exceeding budgeted revenue and operating income by 10%. The Committee did not consider any of the Named Executives for cash bonuses for fiscal 2003 because of the Company’s financial performance in fiscal 2003.

          Long-Term Incentive Compensation. The Stock Incentive Plans are long-term incentive plans for executives, managers, and other employees of the Company. The objective of each of the plans is to align employee and shareholder long-term interests by creating a strong and direct link between compensation and shareholder value. The Stock Incentive Plans and the 2002 Stock Option Plan authorize the Board of Directors, or a committee of the Board, to award stock options to officers and other employees of the Company, as well as to directors and consultants, although the Company has agreed to issue no new awards under the Stock Incentive Plans after March 19, 2002. The Committee administers the Stock Incentive Plans and the 2002 Stock Option Plan, and the grant of options to executive officers and key employees under the new 2002 Stock Option Plan. Stock options generally are granted at an exercise price not less than 100% of the fair market value of the Company’s Common Stock on the date of grant. The amount of stock option grants to an individual depends on the person’s level of responsibility in the Company and the person’s job performance. Stock options granted under the Stock Incentive Plans and the 2002 Stock Option Plan may contain vesting provisions. No stock options were granted during fiscal year 2002. In February 2003, the Board of Directors approved the grant to Mr. Wright of an option to purchase 1,238,960 shares of Common Stock, under the 2002 Stock Option Plan, however the options have not yet been granted. The options are to vest over three years and will be outstanding for ten years.

          Deductibility. Section 162(m) of the Internal Revenue Code of 1986, as amended, limits to $1 million per person the amount that the Company may deduct for compensation paid to any of its most highly compensated officers unless the compensation is performance based. The levels of compensation paid by the Company have not exceeded this limit. Although it may be possible in any given year for option exercises to cause an officer’s total compensation for that year to exceed $1 million, the Committee believes that any options granted under the Stock Incentive Plan or the 2002 Stock Option Plan would meet the requirement of being performance-based and would therefore not be subject to the $1 million limit on deductibility.

Certain Tax Considerations Related to Executive Compensation

As a result of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company pays more that $1,000,000 in compensation to a “covered employee” (the chief executive officer and the next four highest paid employees) in a single year, then the Company’s deduction for such compensation could be limited to $1,000,000.

Compensation Committee and Insider Participation

The Compensation Committee is composed of Messrs. Kaufman and Raygorodetsky, neither of whom are or have been employees of the Company. Messrs. Kaufman and Raygorodetsky are employees of GSC Partners, which owns, together with certain of its affiliates, approximately 52% of the Company’s Common Stock on a fully-diluted basis.

PERFORMANCE GRAPH

The following graph shows a comparison of the cumulative total return on the Company’s Common Stock, the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 GICS Aerospace & Defense Sub-industry Index, a published industry index, for the period beginning May 31, 1998 and ending May 31, 2003. The graph assumes that $100 was invested on May 31, 1998, in the Company’s Common Stock, the S&P 500 Index and the industry index, and that all dividends were reinvested. The stock price information shown on the graph below is not necessarily indicative of future price performance. The Company had previously compared its performance to the S&P Aerospace & Defense Index. The change from the S&P Aerospace & Defense Index to the S&P Aerospace & Defense Sub-industry Index was a result of S&P restructuring their indices into the Global Industry Classification Standard.

Company /Index Name	5/31/98	5/31/99	5/31/00	5/31/01	5/31/02	5/31/03

Pacific Aerospace & Electronics, Inc.	100.00	27.57	20.39	3.43	0.98	0.04
S&P 500	100.00	119.35	130.23	115.13	97.83	88.34
S&P 500 GICS Aerospace & Defense Sub-industry Index	100.00	105.45	86.68	110.44	104.80	79.20

ITEM 12.	SECURITIES OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS

The following table shows, to the best of the Company’s knowledge based on the records of the Company’s transfer agent and the Company’s records on issuances of shares, as adjusted to reflect changes in ownership documented in filings with the Commission (the “Commission”) made by certain shareholders and provided to the Company pursuant to Section 16 of the Exchange Act, and statements provided to the Company by certain shareholders, the Common Stock owned as of July 22, 2003, by (1) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (2) each of the Company’s current directors and those nominated to become directors; (3) the

Named Executives; and (4) all executive officers and the current directors of the Company as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

	Number of shares	Percent of Voting
	beneficially owned(†)	Stock

Matthew C. Kaufman(1) GSCP Recovery, Inc. GSC Recovery II, L.P. 500 Campus Drive, Suite 220 Florham Park, NJ 07932	16,124,706(2)	65.07%

Philip Raygorodetsky(1) GSCP Recovery, Inc. GSC Recovery II, L.P. 500 Campus Drive, Suite 220 Florham Park, NJ 07932	16,124,706(2)	65.07%

Richard W. Detweiler Carlisle Enterprises, L.L.C. 7777 Fay Avenue, Suite 200 La Jolla, CA 92037	0	*

GSCP Recovery, Inc.(3) GSC Recovery II, L.P. 500 Campus Drive, Suite 220 Florham Park, NJ 07932	16,124,706(2)	65.07%

Carl H. Goldsmith(4) (12) M.W. Post Advisory Group L.L.C. 11766 Wilshire Blvd. Suite 1660 Los Angeles, CA 70025	6,617,430(5)	26.71	%(5)

M.W. Post Advisory Group L.L.C.(6) 11766 Wilshire Blvd. Suite 1660 Los Angeles, CA 70025	6,617,430(5)	26.71	%(5)

Donald A. Wright President and Chief Executive Officer c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	14,927(7)	*

Charles Miracle Chief Financial Officer c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	55(8)	*

Werner Hafelfinger Former Chief Operating Officer c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	2,048(9)	*

Sheryl A. Symonds Former Secretary and General Counsel c/o Pacific Aerospace & Electronics, Inc. 430 Olds Station Road, Third Floor Wenatchee, WA 98801	1,761(10)	*

All executive officers and current directors as a group (6 persons)	22,757,118(11)	91.84%

*	Less than 1%.

(†)	Shares that a person has the right to acquire by exercise or conversion within 60 days of the date of this Report are treated as outstanding for determining the amount and percentage of Common Stock owned by such person, but are not deemed to be outstanding as to any other person or group.

(1)	Mr. Kaufman is an officer and Mr. Raygorodetsky is an employee of GSCP Recovery, Inc. and GSC Recovery II, L.P. and each may be deemed to share voting and investment power with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P. Messrs. Kaufman and Raygorodetsky disclaim beneficial ownership with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P.

(2)	As set forth in the Schedule 13D/A filed with the Commission on July 3, 2003, GSC Recovery II, L.P. directly owned 3,859,685 shares and GSCP Recovery, Inc. directly owned 12,265,021 shares. In addition, each entity reports (i) shared dispositive power with respect to 16,124,706 shares and (ii) shared voting power with respect to 22,742,136 shares of the Company in connection with its association with a voting group including M.W. Post Advisory Group L.L.C.

(3)	Each of GSC Recovery II GP, L.P., GSC RII, L.L.C., GSCP (NJ) Holdings, L.P., GSCP (NJ), Inc., Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Street Employees Fund, L.P., Greenwich Fund, L.P., TRV Executive Fund, L.P., Greenwich Street Investments II, L.L.C. and GSCP (NJ), L.P., as affiliated entities, may be deemed to have shared voting and investment power with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P. Each of Keith W. Abell, Alfred C. Eckert III, Robert A. Hamwee, Richard M. Hayden, Thomas V. Inglesby, Matthew C. Kaufman, Sanjay H. Patel, Christine K. Vanden Beukel and Andrew Wagner, as managing members of GSCP (NJ), Inc., may be deemed to have shared voting and investment power with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P. Each of Keith W. Abell, Alfred C. Eckert III, Robert A. Hamwee, Richard M. Hayden, Thomas V. Inglesby, Matthew C. Kaufman, Sanjay H. Patel, Christine K. Vanden Beukel and Andrew Wagner, disclaims beneficial ownership with respect to the shares held by GSCP Recovery, Inc. and GSC Recovery II, L.P.

(4)	Mr. Goldsmith is a managing director of M.W. Post Advisory Group, L.L.C. (“M.W. Post”) and may be deemed to share voting and investment power with respect to the shares held by M.W. Post. Mr. Goldsmith disclaims beneficial ownership with respect to the shares of the Company held by M.W. Post.

(5)	As set forth in the Schedule 13D filed with the Commission on May 31, 2002, M.W. Post reports (i) shared dispositive power with respect to 6,617,430 shares and (ii) shared voting power with respect to 20,805,634 shares of the Company in connection with its association with a voting group including the GSC entities listed above and William E. Simon & Sons Special Situation Partners II, L.P. (including certain of its affiliates). However, M.W. Post claims beneficial ownership only with respect to 19,840,712 shares over which it and the GSC entities listed above have shared voting power.

(6)	Carl H. Goldsmith may be deemed to have shared voting and investment power with respect to the shares held by M.W. Post as a managing director of M.W. Post. Mr. Goldsmith disclaims beneficial ownership with respect to the shares of the Company held by M.W. Post. As set forth in the Schedule 13D filed with the Commission on May 31, 2002, M.W. Post reports (i) shared voting power with respect to 20,805,634 shares of the Company in connection with its association with the GSC entities listed above and William E. Simon & Sons Special Situation Partners II, L.P. (including certain of its affiliates), and (ii) shared dispositive power with respect to 6,617,430 shares. However, M.W. Post claims beneficial ownership only with respect to 19,840,712 shares over which it and the GSC entities listed above have shared voting power.

(7)	Includes (a) 3,370 shares of Common Stock, (b) 20 shares issuable upon exercise of public warrants, (c) 500 shares issuable upon exercise of a private warrant and (d) 11,037 shares issuable upon exercise of vested stock options. Does not include 1,238,900 shares issuable upon exercise of options approved in February 2003 for grant to Mr. Wright but which have not been issued at May 31, 2003.

(8)	Includes (a) 18 shares of Common Stock and (b) 37 shares issuable upon exercise of vested stock options.

(9)	Includes (a) 1,061 shares of Common Stock and (b) 987 shares issuable upon exercise of vested stock options, as reported on such former officer’s Form 4 filed July 19, 2001 and stock option records of the Company.

(10)	Includes (a) 274 shares of Common Stock and (b) 1,487 shares issuable on exercise of vested stock options, as reported on such officer’s Form 4 filed June 7, 2001 and stock option records of the Company.

(11)	Includes (a) 22,745,524 shares of Common Stock, (b) 20 shares issuable upon exercise of public warrants, (c) 500 shares issuable upon exercise of a private warrant and (d) 11,074 shares issuable upon exercise of vested stock options. Does not include 1,238,900 shares issuable upon exercise of options approved in February 2003 for grant to Mr. Wright but which have not been issued at May 31, 2003.

(12)	Mr. Goldsmith resigned as a director effective August 1, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Condominium. In November 1998, the Company entered into a Condominium Purchase and Sale Agreement (the “Condominium Agreement”) with Donald A. Wright, the Company’s Chief Executive Officer, President, and, at the time, Chairman of the Board. Pursuant to the Condominium Agreement, Mr. Wright agreed to purchase from the Company a residential condominium unit within the Company’s headquarters building for a total purchase price of $175,000. At the time the Condominium Agreement was executed, the condominium had not been completed. Upon completion, the condominium had a value higher than Mr. Wright’s purchase price. As a result, Mr. Wright requested that the purchase be rescinded. The Board of Directors agreed to rescind the purchase, but amended Mr. Wright’s employment agreement to require Mr. Wright to reside in the condominium unit. Mr. Wright pays rent on the condominium unit of $750.00 per month, which amount the Company believes represents the fair market rental value of such condominium unit. In addition, the Board of Directors approved an option to purchase, which grants to Mr. Wright the right to purchase the condominium unit for $250,000, the fair market value of the condominium unit on the date of option grant. The option became exercisable February 1, 2000. The option terminates ten business days after Mr. Wright’s employment relationship with the Company ceases for any reason other than death.

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

Potential Conflict of Interest

On March 25, 2002, certain affiliates of GSCP Recovery, Inc. and GSC Recovery II, L.P. purchased all of the New Senior Notes (as defined below). In addition, GSCP Recovery, Inc. and GSC Recovery II, L.P. acquired an aggregate of approximately 52% of the Company’s Common Stock as part of the Company’s restructuring and in exchange for the 11¼% senior subordinated notes due 2005 of the Company held by GSCP Recovery, Inc. and GSC Recovery II, L.P. As a result of their stock ownership, GSCP Recovery, Inc. and GSC Recovery II, L.P. have the ability to elect at least a majority of the Board of Directors of the Company. In addition, GSC Recovery II, L.P. and certain of its affiliates, GSC Recovery IIA, L.P., GSC Partners CDO Fund, Limited and GSC Partners CDO Fund II, Limited, together own the Company’s 5% senior secured notes due 2007. Such notes contain restrictive covenants and default protections that effectively allow GSCP Recovery, Inc., GSC Recovery II, L.P. and their affiliates to influence or restrict the ability of the Company to engage in various transactions, including mergers, consolidations and the sale of substantially all of the Company’s assets.

Anti-Takeover Considerations

Washington Law. The Company and its U.S. subsidiaries, as Washington corporations, are subject to certain provisions of Washington law regarding significant business transactions and fair price restrictions. These provisions may have the effect of delaying or deterring a hostile takeover involving the Company or its U.S. subsidiaries.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The following financial statements are included in this Annual Report on Form 10-K:
Independent Auditors’ Report dated August 1, 2003
Consolidated Balance Sheets as of May 31, 2002 and 2003
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended
May 31, 2001, 2002 and 2003
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended May 31, 2001,
2002 and 2003
Consolidated Statements of Cash Flows for the years ended May 31, 2001, 2002 and 2003
Notes to Consolidated Financial Statements

(a)(2)	Financial Schedules

All financial schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3)	Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation of Pacific Aerospace & Electronics, Inc.(4)

3.2	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (5)

3.3	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. (11)

3.4	Articles of Amendment of Pacific Aerospace & Electronics, Inc. filed March 19, 2002. (26)

3.5	Designation of Rights and Preferences for Series C Voting Convertible Preferred Stock of Pacific Aerospace and Electronics, Inc. (26)

3.6	Bylaws of Pacific Aerospace & Electronics, Inc., as amended.(20)

4.1	Form of specimen certificate for common stock.(4)

4.2	Form of specimen certificate for public warrants.(4)

4.3	Form of specimen certificate for the Series A Convertible Preferred Stock.(5)

4.4	Form of specimen certificate for the Series B Convertible Preferred Stock.(11)

4.5	Form of specimen certificate for the Series C Voting Convertible Preferred Stock.(*)

4.6	Form of common stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998.(11)

4.7	Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996.(2)

4.8	Amendment No. 1, dated as of May 26, 2000, to the Warrant Agreement, dated as of July 1, 1996, between Pacific Aerospace & Electronics, Inc., as successor to PCT Holdings, Inc., and Interwest Transfer Co., Inc.(17)

4.9	Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(7)

4.10	Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(7)

4.11	Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996.(7)

Exhibit
Number	Description
4.12	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997.(6)

4.13	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997. (6)

4.14	Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(18)

4.15	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000. (18)

4.16	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000. (18)

4.17	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000. (18)

4.18	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000. (18)

4.19	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000. (18)

4.20	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000. (18)

4.21	Letter agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc. and Bay Harbor Investments, Inc., dated as of February 15, 2001.(21)

4.22	Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000. (19)

4.23	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(19)

4.24	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(19)

4.25	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(19)

4.26	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(19)

4.27	Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001. (22)

4.28	Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of common stock. (22)

4.29	Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of common stock. (22)

4.30	Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of common stock. (22)

4.31	Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of common stock. (22)

4.32	Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001. (22)

4.33	Warrant Agreement by and among Pacific Aerospace & Electronics, Inc. and First Albany Corporation, dated April 9, 2001. (24)

4.34	Warrant Certificate, dated April 9, 2001, issued to First Albany Corporation, exercisable for 692,074 shares of common stock. (24)

4.35	5.0% Senior Secured Note due May 1, 2007. (26)

4.36	Subsidiary Guaranty Agreement dated March 25, 2002, executed by Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., and Skagit Engineering & Manufacturing, Inc., in favor of the holders of 5% senior secured notes due 2007 and First Union

Exhibit
Number	Description
National Bank, as Collateral Agent. (26)

4.37	Security Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., and First Union National Bank, as Collateral Agent. (26)

4.38	Stock Pledge Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., PA&E International, Inc. and First Union National Bank, as collateral agent. (26)

4.39	Waiver Agreement dated as of August 8, 2003, between Pacific Aerospace & Electronics, Inc. and the Senior Noteholders.(*)

4.40	Exchange Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. and certain holders of the Company’s 11¼% Senior Subordinated Notes due 2005, dated as of March 19, 2002. (26)

4.41	Indenture dated as of March 19, 2002 among Pacific Aerospace & Electronics, Inc., as issuer, Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International Inc., Seismic Safety Products, Inc. and Skagit Engineering and Manufacturing, Inc., each as guarantors, and U.S. Bank National Association as Trustee. (26)

4.42	Global 10% Senior Subordinated Pay-In-Kind Note due 2007. (26)

4.43	Subsidiary Guarantee dated March 19, 2002 executed by Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. in favor of the holders of 10% Senior Subordinated Pay-In-Kind Notes due 2007. (26)

4.44	Conversion Adjustment Agreement dated as of March 19, 2002, by and among Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., GSC Recovery II, L.P., Alliance Capital Management L.P., M.W. Post Advisory Group L.L.C., William E. Simon & Sons Special Situation Partners II, L.P. and HBK Master Fund L.P. (26)

4.45	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan - Douglas County, Inc., and First Union National Bank (Headquarters building—430 Olds Station Road). (26)

4.46	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan - Douglas County, Inc., and First Union National Bank (Bonded Metals Division—2249 Diamond Point Road, Sequim WA). (26)

4.47	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan - Douglas County, Inc., and First Union National Bank (Cashmere Warehouse—209 Mission Street, Cashmere, WA). (26)

4.48	Note Purchase Agreement by and among Pacific Aerospace & Electronics, Inc., the Initial Purchaser and First Union National Bank dated as of March 19, 2002. (26)

10.1	Amended and Restated Stock Incentive Plan.(3)

10.2	Amendment No. 1 to the Amended and Restated Stock Incentive Plan. (10)

10.3	Amended and Restated Independent Director Stock Plan.(12)

10.4	1999 Stock Incentive Plan (15)

10.5	1997 Employee Stock Purchase Plan.(8)

Exhibit
Number	Description
10.6	Employment Agreement between Pacific Aerospace & Electronics, Inc. and Donald A. Wright dated March 19, 2002. (26)

10.7	Employment Agreement dated as of November 4, 2002 with Charles A. Miracle. (*)

10.8	Termination and Severance Agreement of Werner Hafelfinger. (25)

10.9	Termination and Severance Agreement of Sheryl A. Symonds. (25)

10.10	Incentive Compensation Program.(20)

10.11	Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(9)

10.12	Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(9)

10.13	Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(13)

10.14	Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(13)

10.15	Consent executed by KeyBank National Association in favor of the Company and Pacific Coast Technologies, Inc. dated as of March 18, 2002. (26)

10.16	Forbearance Agreement executed by KeyBank National Association in favor of the Company dated as of March 15, 2002. (26)

10.17	Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of Key Bank Washington. (24)

10.18	Letter dated June 25, 2003 to Pacific Aerospace & Electronics, Inc. from Special Assets Department of Key Bank Washington. (*)

10.19	Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(11)

10.20	Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S. Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001. (23)

10.21	Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001. (23)

10.22	U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001. (23)

10.23	First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001. (23)

10.24	USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001. (23)

10.25	First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14, 2001. (23)

10.26	General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group). (16)

10.27	Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(1) (16)

10.28	Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (14)

21.1	List of Subsidiaries(27)

23.1	Consent of KPMG LLP (*)

31.1	Certification of Donald A. Wright pursuant to Exchange Act Rule 13a-14(a) (*)

31.2	Certification of Charles A. Miracle pursuant to Exchange Act Rule 13a-14(a) (*)

32.1	Certification of Donald A. Wright pursuant to 18 U.S.C. Section 1350 (*)

32.2	Certification of Charles A. Miracle pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.

(1)	Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1996.

(3)	Incorporated by reference to the Company’s Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 11, 1997.

(8)	Incorporated by reference to the Company’s Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 7, 1997.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 1998.

(12)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1998.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.

(15)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1999.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2000.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2000.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 28, 2000.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2001.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2001.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2001.

(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, as filed on August 27, 2001.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 2002.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, as filed on September 10, 2002.

(b)	Reports on Form 8-K. Current reports filed during the last quarter of fiscal 2003 were as follows: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2003

PACIFIC AEROSPACE & ELECTRONICS, INC.

By	/s/ DONALD A. WRIGHT

DONALD A. WRIGHT
Director, President and Chief Executive Officer

By	/s/ Matthew C. Kaufman

Matthew C. Kaufman
Director and Chairman

By	/s/ Philip Raygorodetsky

Philip Raygorodetsky
Director

By	/s/ Richard W. Detweiler

Richard W. Detweiler
Director

By	/s/ Charles A. Miracle

Charles A. Miracle
Vice President Finance and Chief Financial Officer

     (a)(3) Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Pacific Aerospace & Electronics, Inc.(4)

3.2	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (5)

3.3	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock.(11)

3.4	Articles of Amendment of Pacific Aerospace & Electronics, Inc. filed March 19, 2002.(26)

3.5	Designation of Rights and Preferences for Series C Voting Convertible Preferred Stock of Pacific Aerospace and Electronics, Inc.(26)

3.6	Bylaws of Pacific Aerospace & Electronics, Inc., as amended.(20)

4.1	Form of specimen certificate for common stock.(4)

4.2	Form of specimen certificate for public warrants.(4)

4.3	Form of specimen certificate for the Series A Convertible Preferred Stock.(5)

4.4	Form of specimen certificate for the Series B Convertible Preferred Stock.(11)

4.5	Form of specimen certificate for the Series C Voting Convertible Preferred Stock.(*)

4.6	Form of common stock Purchase Warrant issued to holders of the Series B Convertible Preferred Stock on May 15, 1998.(11)

4.7	Warrant Agreement between Interwest Transfer Co., Inc. and PCT Holdings, Inc. dated July 1, 1996.(2)

4.8	Amendment No. 1, dated as of May 26, 2000, to the Warrant Agreement, dated as of July 1, 1996, between Pacific Aerospace & Electronics, Inc., as successor to PCT Holdings, Inc., and Interwest Transfer Co., Inc.(17)

4.9	Common Stock Purchase Warrant No. 001 from Pacific Aerospace & Electronics, Inc. to Donald A. Wright dated as of November 30, 1996.(7)

4.10	Common Stock Purchase Warrant No. 002 from Pacific Aerospace & Electronics, Inc. to Nick A. Gerde dated as of November 30, 1996.(7)

4.11	Common Stock Purchase Warrant No. 003 from Pacific Aerospace & Electronics, Inc. to Edward A. Taylor dated as of November 30, 1996.(7)

4.12	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Gregory K. Smith dated June 3, 1997. (6)

4.13	Common Stock Purchase Warrant from Pacific Aerospace & Electronics, Inc. to Nestor Wiegand dated June 3, 1997. (6)

4.14	Registration Rights Agreement between Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc., and Bay Harbor Investments, Inc., dated as of July 27, 2000.(18)

4.15	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000. (18)

4.16	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000. (18)

4.17	Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000. (18)

4.18	Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000. (18)

4.19	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Strong River Investments, Inc., dated as of July 27, 2000. (18)

4.20	Vesting Warrant between Pacific Aerospace & Electronics, Inc. and Bay Harbor Investments, Inc., dated as of July 27, 2000. (18)

4.21	Letter agreement among Pacific Aerospace & Electronics, Inc., Strong River Investments, Inc.

and Bay Harbor Investments, Inc., dated as of February 15, 2001.(21)

4.22	Placement Agent Warrant between Pacific Aerospace & Electronics, Inc. and Rochon Capital Group, Ltd., dated as of July 27, 2000. (19)

4.23	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(19)

4.24	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(19)

4.25	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(19)

4.26	Common Stock Purchase Warrant between Pacific Aerospace & Electronics, Inc. and Continental Capital & Equity Corporation, dated April 17, 2000.(19)

4.27	Warrant Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001. (22)

4.28	Warrant Certificate, dated March 1, 2001, issued to B III Capital Partners, L.P., exercisable for 1,883,923 shares of common stock. (22)

4.29	Warrant Certificate, dated March 1, 2001, issued to B III-A Capital Partners, L.P., exercisable for 807,396 shares of common stock. (22)

4.30	Warrant Certificate, dated March 1, 2001, issued to DDJ Canadian High Yield Fund, exercisable for 538,263 shares of common stock. (22)

4.31	Warrant Certificate, dated March 1, 2001, issued to State Street Bank & Trust, as Custodian for General Motors Employees Global Group Pension Trust, exercisable for 807,396 shares of common stock. (22)

4.32	Equity Registration Rights Agreement, by and among Pacific Aerospace & Electronics, Inc. and Holders, dated March 1, 2001. (22)

4.33	Warrant Agreement by and among Pacific Aerospace & Electronics, Inc. and First Albany Corporation, dated April 9, 2001. (24)

4.34	Warrant Certificate, dated April 9, 2001, issued to First Albany Corporation, exercisable for 692,074 shares of common stock. (24)

4.35	5.0% Senior Secured Note due May 1, 2007. (26)

4.36	Subsidiary Guaranty Agreement dated March 25, 2002, executed by Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., and Skagit Engineering & Manufacturing, Inc., in favor of the holders of 5% senior secured notes due 2007 and First Union National Bank, as Collateral Agent. (26)

4.37	Security Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc., Skagit Engineering & Manufacturing, Inc., and First Union National Bank, as Collateral Agent. (26)

4.38	Stock Pledge Agreement dated as of March 25, 2002, by and among Pacific Aerospace & Electronics, Inc., PA&E International, Inc. and First Union National Bank, as collateral agent. (26)

4.39	Waiver Agreement dated as of August 8, 2003, between Pacific Aerospace & Electronics, Inc. and the Senior Noteholders.(*)

4.40	Exchange Agreement by and among Pacific Aerospace & Electronics, Inc., Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. and certain holders of the Company’s 11¼% Senior Subordinated Notes due 2005, dated as of March 19, 2002. (26)

4.41	Indenture dated as of March 19, 2002 among Pacific Aerospace & Electronics, Inc., as issuer,

2

Aeromet America, Inc., Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International Inc., Seismic Safety Products, Inc. and Skagit Engineering and Manufacturing, Inc., each as guarantors, and U.S. Bank National Association as Trustee. (26)

4.42	Global 10% Senior Subordinated Pay-In-Kind Note due 2007. (26)

4.43	Subsidiary Guarantee dated March 19, 2002 executed by Balo Precision Parts, Inc., Cashmere Manufacturing Co., Inc., Ceramic Devices, Inc., Electronic Specialty Corporation, Northwest Technical Industries, Inc., Pacific Coast Technologies, Inc., PA&E International, Inc., Seismic Safety Products, Inc. and Skagit Engineering & Manufacturing, Inc. in favor of the holders of 10% Senior Subordinated Pay-In-Kind Notes due 2007. (26)

4.44	Conversion Adjustment Agreement dated as of March 19, 2002, by and among Pacific Aerospace & Electronics, Inc., GSCP Recovery, Inc., GSC Recovery II, L.P., Alliance Capital Management L.P., M.W. Post Advisory Group L.L.C., William E. Simon & Sons Special Situation Partners II, L.P. and HBK Master Fund L.P. (26)

4.45	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan - Douglas County, Inc., and First Union National Bank (Headquarters building—430 Olds Station Road). (26)

4.46	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan - Douglas County, Inc., and First Union National Bank (Bonded Metals Division—2249 Diamond Point Road, Sequim WA).(26)

4.47	Deed of Trust, Security Agreement And Fixture Filing With Assignment Of Leases And Rents by and among Pacific Aerospace & Electronics, Inc., Cashmere Manufacturing Co., Inc., Northwest Technical Industries, Inc., Land Title Company Of Chelan - Douglas County, Inc., and First Union National Bank (Cashmere Warehouse—209 Mission Street, Cashmere, WA). (26)

4.48	Note Purchase Agreement by and among Pacific Aerospace & Electronics, Inc., the Initial Purchaser and First Union National Bank dated as of March 19, 2002. (26)

10.1	Amended and Restated Stock Incentive Plan.(3)

10.2	Amendment No. 1 to the Amended and Restated Stock Incentive Plan. (10)

10.3	Amended and Restated Independent Director Stock Plan.(12)

10.4	1999 Stock Incentive Plan (15)

10.5	1997 Employee Stock Purchase Plan.(8)

10.6	Employment Agreement between Pacific Aerospace & Electronics, Inc. and Donald A. Wright dated March 19, 2002. (26)

10.7	Employment Agreement dated as of November 4, 2002 with Charles A. Miracle. (*)

10.8	Termination and Severance Agreement of Werner Hafelfinger. (25)

10.9	Termination and Severance Agreement of Sheryl A. Symonds. (25)

10.10	Incentive Compensation Program.(20)

10.11	Promissory Note, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(9)

10.12	Security Agreement, dated March 18, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(9)

10.13	Promissory Note, dated September 30, 1998, from Pacific Aerospace & Electronics, Inc. to KeyBank National Association.(13)

10.14	Deed of Trust, dated September 30, 1998, between Pacific Aerospace & Electronics, Inc., KeyBank National Association and Land Title Company, Chelan-Douglas County, Inc.(13)

10.15	Consent executed by KeyBank National Association in favor of the Company and Pacific Coast

3

Technologies, Inc. dated as of March 18, 2002. (26)

10.16	Forbearance Agreement executed by KeyBank National Association in favor of the Company dated as of March 15, 2002. (26)

10.17	Letter dated April 11, 2001 to Pacific Aerospace & Electronics, Inc. from Special Assets Group of Key Bank Washington. (24)

10.18	Letter dated June 25, 2003 to Pacific Aerospace & Electronics, Inc. from Special Assets Department of Key Bank Washington. (*)

10.19	Facility Letter, dated July 30, 1998, from Barclays Bank plc to Aeromet International plc.(11)

10.20	Non-Negotiable Promissory Note in the original principal amount of $1,000,000.00, from U.S. Castings, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001. (23)

10.21	Guarantee by USCRE Properties, LLC to Pacific Aerospace & Electronics, Inc., dated June 14, 2001. (23)

10.22	U.S. Castings, LLC Limited Liability Company Agreement, dated June 13, 2001. (23)

10.23	First Amendment to U.S. Castings, LLC Limited Liability Company Agreement, dated June 14, 2001. (23)

10.24	USCRE Properties, LLC Limited Liability Company Agreement, dated June 13, 2001. (23)

10.25	First Amendment to USCRE Properties, LLC Limited Liability Company Agreement, dated June 14, 2001. (23)

10.26	General Terms Agreement No. BCA-65323-0458 dated December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group). (16)

10.27	Special Business Provisions No. POP-65323-0519 December 20, 1999 between The Boeing Company and Pacific Aerospace & Electronics, Inc. (U.S. Aerospace Group and European Aerospace Group).(1) (16)

10.28	Option to Purchase, dated January 29, 1999, between Pacific Aerospace & Electronics, Inc. and Donald A. Wright. (14)

21.1	List of Subsidiaries(27)

23.1	Consent of KPMG LLP (*)

31.1	Certification of Donald A. Wright pursuant to Exchange Act Rule 13a-14(a) (*)

31.2	Certification of Charles A. Miracle pursuant to Exchange Act Rule 13a-14(a) (*)

32.1	Certification of Donald A. Wright pursuant to 18 U.S.C. Section 1350 (*)

32.2	Certification of Charles A. Miracle pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.

(1)	Subject to confidential treatment. Omitted confidential information was filed separately with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1996.

(3)	Incorporated by reference to the Company’s Current Report on Form 10-QSB for the quarterly period ended November 30, 1996.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ending May 31, 1997.

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 11, 1997.

(8)	Incorporated by reference to the Company’s Definitive Proxy Statement for its 1997 Annual Shareholders Meeting, filed on August 28, 1997.

4

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending February 28, 1998.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 7, 1997.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 1998.

(12)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1998.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, and Form 10-Q/A, for the quarterly period ending August 31, 1998.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 1999.

(15)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 1, 1999.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 29, 2000.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2000.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2000.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 28, 2000.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2001.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2001.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2001.

(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, as filed on August 27, 2001.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending February 28, 2002.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, as filed on September 10, 2002.

5