Form 10-Q
period 2003-08-31
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2003-10-15
CIK 790023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-26088

PACIFIC AEROSPACE & ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1744587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 Olds Station Road, Third Floor, Wenatchee, Washington 98801
(Address of Principal Executive Offices; Zip Code)

509-667-9600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes         No  X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan confirmed by court. Yes         No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 15, 2003, there were 24,815,859 shares outstanding of the Company’s Common Stock, par value $0.001 per share.

PART 1

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets – August 31, 2003 and May 31, 2003

Condensed Consolidated Statements of Operations and Comprehensive Loss – First Quarters Ended August 31, 2003 and 2002.

Condensed Consolidated Statements of Cash Flow – First Quarters Ended August 31, 2003 and 2002

Management’s Statement and Notes to Unaudited Condensed Consolidated Financial Statements – First Quarter Ended August 31, 2003

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
August 31, 2003 and May 31, 2003
(Unaudited)

	August 31,	May 31,
	2003	2003

Assets
Current assets:
Cash	$1,021,000	1,948,000
Accounts receivable, net	11,050,000	13,492,000
Inventories	15,815,000	16,457,000
Prepaid expense and other current assets	2,470,000	569,000

Total current assets	30,356,000	32,466,000

Property, plant and equipment, net	20,631,000	21,635,000

Other assets:
Goodwill, net	351,000	351,000
Patents, net	1,442,000	1,473,000
Deferred financing costs, net	900,000	960,000
Other assets	139,000	208,000

Total other assets	2,832,000	2,992,000

	$53,819,000	57,093,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,634,000	9,178,000
Accrued liabilities	1,929,000	2,381,000
Accrued interest	846,000	396,000
Line of credit	894,000	1,030,000
Current portion of long-term debt	311,000	395,000
Current portion of capital lease obligations	156,000	145,000

Total current liabilities	12,770,000	13,525,000
Long-term liabilities:
Long-term debt, net of current portion	27,008,000	26,503,000
Capital lease obligations, net of current portion	90,000	143,000
Senior subordinated notes payable	25,739,000	25,739,000
Deferred income taxes	894,000	930,000
Deferred rent and other	—	12,000

Total liabilities	66,501,000	66,852,000

Stockholders’ deficit:
Common stock	25,000	25,000
Additional paid-in capital	105,844,000	105,844,000
Accumulated other comprehensive loss	(6,413,000)	(5,506,000)
Accumulated deficit	(112,138,000)	(110,122,000)

Total stockholders’ deficit	(12,682,000)	(9,759,000)

	$53,819,000	57,093,000

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
First Quarters Ended August 31, 2003 and 2002
(Unaudited)

	Quarters Ended

	August 31,	August 31,
	2003	2002

Net sales	$14,686,000	16,056,000
Cost of sales	12,821,000	14,115,000

Gross profit	1,865,000	1,941,000
Operating expenses	2,889,000	3,007,000

Loss from operations	(1,024,000)	(1,066,000)

Other income (expense):
Interest Income	18,000	26,000
Interest Expense	(1,161,000)	(972,000)
Other	152,000	12,000

Total other income (expense)	(991,000)	(934,000)

Net loss before income tax benefit	(2,015,000)	(2,000,000)
Income tax benefit	—	234,000

Net loss	(2,015,000)	(1,766,000)
Other comprehensive income (loss):
Foreign currency translation	(907,000)	1,465,000

Comprehensive loss	$(2,922,000)	(301,000)

Net loss per share
Basic	$(0.08)	$(3.89)
Diluted	$(0.08)	$(3.89)
Shares used in computation of net loss per share:
Basic	24,779,209	453,670
Diluted	24,779,209	453,670

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
First Quarters Ended August 31, 2003 and 2002
(Unaudited)

	Quarters Ended

	August 31,	August 31,
	2003	2002

Cash flow from operating activities:
Net cash used in operating activities	$(264,000)	$(1,975,000)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(330,000)	(248,000)
Proceeds from sale of property, plant and equipment	68,000	14,000

Net cash used in investing activities	(262,000)	(234,000)

Cash flow from financing activities:
Net repayments under line of credit	(136,000)	—
Proceeds from long-term debt	19,000	—
Payments on long term debt and capital leases	(191,000)	(318,000)

Net cash used in financing activities	(308,000)	(318,000)

Net decrease in cash	(834,000)	(2,527,000)
Effect of exchange rates on cash	(93,000)	250,000
Cash at beginning of period	1,948,000	5,619,000

Cash at end of period	$1,021,000	$3,342,000

Supplemental cash flow information:
Cash paid during the quarter for interest	$100,000	$95,000

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
MANAGEMENT’S STATEMENT AND
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Ended August 31, 2003

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

Certain information and footnote disclosures normally included in audited annual financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2003.

The results of operations for the quarter ended August 31, 2003 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

(1)  Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed on the basis of the weighted average number of common shares outstanding, using the “if-converted” method for convertible preferred stock, and for outstanding stock options and warrants, using the “treasury stock” method. As the Company had a net loss for the periods ended August 31, 2003 and 2002, basic and diluted net loss per share are the same.

The total number of anti-dilutive common stock equivalents related to options, warrants and convertible preferred stock as of August 31, 2003 and 2002 were 98,117 and 24,774,265, respectively.

All share and per share information has been retroactively adjusted for the effect of the reverse stock split described in note 5 to these unaudited condensed consolidated financial statements.

(2)  Inventories

Components of inventories are as follows:

	August 31,	May 31,
	2003	2003

Raw materials	$2,693,000	$3,206,000
Work in progress	8,608,000	8,389,000
Finished goods	4,514,000	4,862,000

Total	$15,815,000	$16,457,000

(3)  Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the three months ended August 31, 2003, cash used in operating activities was $264,000. The Company’s future success will depend heavily on its ability to generate cash from operating activities and to meet its obligations as they become due. The Company is focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to possible staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls. The Company has also downsized, closed, or sold certain of its divisions that produced negative cash flow from operations. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional common stock or sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash flows from operations, sell additional common stock, or sell its assets for amounts at or in excess of book value.

In February 2003, we entered into a revolving invoice funding facility with a national bank. Under the facility we may borrow up to 80% of acceptable domestic United States accounts receivable, up to a maximum amount of $3,000,000. The facility is secured by all domestic United States accounts receivable and all domestic United States inventories. The facility bears interest at the bank’s prime rate plus 5.0% and expires in February 2004. There was $894,000 borrowed under this facility at August 31, 2003.

We are not in compliance with certain covenants relating to loans made by KeyBank in an aggregate principal amount of approximately $1.6 million (at August 31, 2003) that are secured by a deed of trust on our headquarters building and improvements on another Company building. As of August 31, 2003, approximately $1.1 million of the principal amount of the loan secured by our headquarters building remained outstanding and $555,000 of the loan secured by improvements on the other building remained outstanding. Under the agreements governing the KeyBank loans, we are required to maintain a minimum debt service coverage ratio and a maximum debt to worth ratio, which we have not maintained. Pursuant to a forbearance agreement dated June 25, 2003, KeyBank agreed to forbear from declaring covenant defaults until we regain compliance (thereby curing such covenant violations) or December 31, 2004.

We are also not in compliance with a covenant of the Senior Notes in an aggregate principal amount of approximately $24.9 million, net of original issue discount, at August 31, 2003. Under the loan agreement governing the Senior Notes, we are required to meet certain minimum EBITDA levels which we have not achieved. Pursuant to a forbearance agreement dated October 14, 2003, the Senior Noteholders agreed to forbear from declaring covenant default until we regain compliance (thereby curing such covenant violation) or September 1, 2004.

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

Three months ended August 31, 2003

			Corporate,
	U.S.	European	other and
	Operations	Operations	eliminations	Total

Net sales to customers	$4,560,000	10,126,000	—	14,686,000
Income (loss) from operations	397,000	(297,000)	(1,124,000)	(1,024,000)
Identifiable assets	17,646,000	29,356,000	6,817,000	53,819,000
Capital expenditures	24,000	275,000	31,000	330,000
Depreciation and amortization	358,000	527,000	84,000	969,000
Interest income	—	—	18,000	18,000
Interest expense	35,000	300,000	826,000	1,161,000

Three months ended August 31, 2002

			Corporate,
	U.S.	European	other and
	Operations	Operations	eliminations	Total

Net sales to customers	$6,754,000	9,302,000	—	16,056,000
Income (loss) from operations	985,000	(847,000)	(1,204,000)	(1,066,000)
Identifiable assets	24,853,000	32,323,000	6,761,000	63,937,000
Capital expenditures	88,000	160,000	—	248,000
Depreciation and amortization	400,000	490,000	126,000	1,016,000
Interest income	—	7,000	19,000	26,000
Interest expense	57,000	300,000	615,000	972,000

5) Conversion of Series C Convertible Preferred Stock and Reverse Stock Split

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

(6)  Consolidating Condensed Financial Statements

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

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Balance Sheet
August 31, 2003

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Cash and cash equivalents	$624,000	$1,000	$396,000	$—	$1,021,000
Accounts receivable, net	—	2,436,000	8,618,000	(4,000)	11,050,000
Inventories	—	6,645,000	9,170,000		15,815,000
Other	4,448,000	29,000	1,584,000	(3,591,000)	2,470,000

Total current assets	5,072,000	9,111,000	19,768,000	(3,595,000)	30,356,000
Property, plant and equipment, net	4,437,000	6,606,000	9,588,000	—	20,631,000
Other assets:
Goodwill	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	33,878,000	72,566,000	—	(106,444,000)	—
Other	900,000	1,581,000	—	—	2,481,000

Total other assets	34,778,000	74,498,000	—	(106,444,000)	2,832,000

Total assets	$44,287,000	$90,215,000	$29,356,000	$(110,039,000)	$53,819,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,184,000	$735,000	$4,719,000	$(4,000)	$8,634,000
Line of credit	894,000	—	—	—	894,000
Current portion of long-term debt	65,000	246,000	—		311,000
Other	1,147,000	979,000	4,396,000	(3,591,000)	2,931,000

Total current liabilities	5,290,000	1,960,000	9,115,000	(3,595,000)	12,770,000
Long-term liabilities:
Long-term debt, net of current portion	51,679,000	1,068,000	—	—	52,747,000
Intercompany note and loan payable	—	73,935,000	36,957,000	(110,892,000)	—
Other	—	90,000	894,000	—	984,000

Total long-term liabilities	51,679,000	75,093,000	37,851,000	(110,892,000)	53,731,000
Stockholders’ equity (deficit):
Common stock	25,000	56,139,000	33,709,000	(89,848,000)	25,000
Additional paid-in capital	105,844,000	—	—	—	105,844,000
Accumulated other comprehensive loss	(6,413,000)	—	(6,413,000)	6,413,000	(6,413,000)
Accumulated deficit	(112,138,000)	(42,977,000)	(44,906,000)	87,883,000	(112,138,000)

Total stockholders’ equity (deficit)	(12,682,000)	13,162,000	(17,610,000)	4,448,000	(12,682,000)

Total liabilities and stockholders’ equity (deficit)	$44,287,000	$90,215,000	$29,356,000	$(110,039,000)	$53,819,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Balance Sheet
May 31, 2003

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Cash and cash equivalents	$817,000	$2,000	$1,129,000	$—	$1,948,000
Accounts receivable, net	—	3,063,000	10,429,000	—	13,492,000
Inventories	—	6,916,000	9,541,000	—	16,457,000
Other	3,374,000	30,000	456,000	(3,291,000)	569,000

Total current assets	4,191,000	10,011,000	21,555,000	(3,291,000)	32,466,000
Property, plant and equipment, net	4,530,000	6,941,000	10,164,000	—	21,635,000
Other assets:
Goodwill	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	36,620,000	72,618,000	—	(109,238,000)	—
Other	960,000	1,681,000	—	—	2,641,000

Total other assets	37,580,000	74,650,000	—	(109,238,000)	2,992,000

Total assets	$46,301,000	$91,602,000	$31,719,000	$(112,529,000)	$57,093,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,594,000	$691,000	$5,893,000	$—	$9,178,000
Line of credit	1,030,000	—	—	—	1,030,000
Current portion of long-term debt	74,000	321,000	—	—	395,000
Other	1,222,000	946,000	4,045,000	(3,291,000)	2,922,000

Total current liabilities	4,920,000	1,958,000	9,938,000	(3,291,000)	13,525,000
Long-term liabilities:
Long-term debt, net of current portion	51,140,000	1,102,000	—	—	52,242,000
Intercompany note and loan payable	—	74,835,000	36,957,000	(111,792,000)	—
Other	—	155,000	930,000	—	1,085,000

Total long-term liabilities	51,140,000	76,092,000	37,887,000	(111,792,000)	53,327,000
Stockholders’ equity (deficit):
Common stock	25,000	56,139,000	33,709,000	(89,848,000)	25,000
Additional paid-in capital	105,844,000	—	—	—	105,844,000
Accumulated other comprehensive loss	(5,506,000)	—	(5,506,000)	5,506,000	(5,506,000)
Accumulated deficit	(110,122,000)	(42,587,000)	(44,309,000)	86,896,000	(110,122,000)

Total stockholders’ equity (deficit)	(9,759,000)	13,552,000	(16,106,000)	2,554,000	(9,759,000)

Total liabilities and stockholders’ equity (deficit)	$46,301,000	$91,602,000	$31,719,000	$(112,529,000)	$57,093,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Quarter Ended August 31, 2003

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$4,566,000	$10,126,000	$(6,000)	$14,686,000
Cost of Sales	—	3,187,000	9,640,000	(6,000)	12,821,000

Gross profit	—	1,379,000	486,000	—	1,865,000
Operating expenses	1,113,000	1,434,000	783,000	(441,000)	2,889,000

Income (loss) from operations	(1,113,000)	(55,000)	(297,000)	441,000	(1,024,000)
Other income (expense):
Parent’s share of subsidiaries net loss	(987,000)	—	—	987,000	—
Interest expense	(1,126,000)	(335,000)	(300,000)	600,000	(1,161,000)
Other	1,211,000	—	—	(1,041,000)	170,000

Total other income (expense)	(902,000)	(335,000)	(300,000)	546,000	(991,000)

Income (loss) before income taxes	(2,015,000)	(390,000)	(597,000)	987,000	(2,015,000)
Income tax benefit (expense)	—	—	—	—	—

Net income (loss)	(2,015,000)	(390,000)	(597,000)	987,000	(2,015,000)
Other comprehensive income (loss) Foreign currency translation	(907,000)	—	(907,000)	907,000	(907,000)

Comprehensive income (loss)	$(2,922,000)	$(390,000)	$(1,504,000)	$1,894,000	$(2,922,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Quarter Ended August 31, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$6,858,000	$9,302,000	$(104,000)	$16,056,000
Cost of Sales	—	5,158,000	9,061,000	(104,000)	14,115,000

Gross profit	—	1,700,000	241,000	—	1,941,000
Operating expenses	1,199,000	1,626,000	1,088,000	(906,000)	3,007,000

Income (loss) from operations	(1,199,000)	74,000	(847,000)	906,000	(1,066,000)
Other income (expense):
Parent’s share of subsidiaries net loss	(890,000)	—	—	890,000	—
Interest expense	(916,000)	(356,000)	(300,000)	600,000	(972,000)
Other	1,239,000	298,000	7,000	(1,506,000)	38,000

Total other income (expense)	(567,000)	(58,000)	(293,000)	(16,000)	(934,000)

Income (loss) before income taxes	(1,766,000)	16,000	(1,140,000)	890,000	(2,000,000)
Income tax benefit (expense)	—	—	234,000	—	234,000

Net income (loss)	(1,766,000)	16,000	(906,000)	890,000	(1,766,000)
Other comprehensive income (loss)
Foreign currency translation	1,465,000	—	1,465,000	(1,465,000)	1,465,000

Comprehensive income (loss)	$(301,000)	$16,000	$559,000	$(575,000)	$(301,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Cash Flows
For the Quarter Ended August 31, 2003

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$(1,511,000)	$1,612,000	$(365,000)	$—	$(264,000)
Cash flow from investing activities:
Acquisition of property, plant and equipment	(31,000)	(24,000)	(275,000)	—	(330,000)
Proceeds from sale of property, plant and equipment	35,000	33,000	—	—	68,000
Investment in and loans to subsidiaries	1,470,000	(1,470,000)	—	—	—

Net cash provided by (used in) investing activities	1,474,000	(1,461,000)	(275,000)	—	(262,000)
Cash flow from financing activities:
Net repayments under line of credit	(136,000)	—	—	—	(136,000)
Proceeds from long-term debt	19,000	—	—	—	19,000
Payments on long-term debt and capital leases	(39,000)	(152,000)	—	—	(191,000)

Net cash provided by (used in) financing activities	(156,000)	(152,000)	—	—	(308,000)
Net change in cash	(193,000)	(1,000)	(640,000)	—	(834,000)
Effect of exchange rates on cash	—	—	(93,000)	—	(93,000)
Cash at beginning of period	817,000	2,000	1,129,000		1,948,000

Cash at end of period	$624,000	$1,000	$396,000	$—	$1,021,000

Supplemental cash flow:
Cash paid during the period for:
Interest	$65,000	$35,000	$—	$—	$100,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Cash Flows
For the Quarter Ended August 31, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$249,000	$(336,000)	$(1,888,000)	$—	$(1,975,000)
Cash flow from investing activities:
Acquisition of property, plant and equipment	—	(88,000)	(160,000)	—	(248,000)
Proceeds from sale of property, plant and equipment	—	14,000	—	—	14,000
Investment in and loans to subsidiaries	(713,000)	713,000		—	—

Net cash provided by (used in) investing activities	(713,000)	639,000	(160,000)	—	(234,000)
Cash flow from financing activities:
Payments on long-term debt and capital leases	(15,000)	(303,000)	—	—	(318,000)
Other changes, net	—	—	—	—	—

Net cash provided by (used in) financing activities	(15,000)	(303,000)	—	—	(318,000)
Net change in cash	(479,000)	—	(2,048,000)	—	(2,527,000)
Effect of exchange rates on cash	—	—	250,000	—	250,000
Cash at beginning of period	803,000	3,000	4,813,000		5,619,000

Cash at end of period	$324,000	$3,000	$3,015,000	$—	$3,342,000

Supplemental cash flow:
Cash paid during the period for:
Interest	$38,000	$357,000	$300,000	$(600,000)	$95,000
Income taxes	—	—	168,000	—	168,000

Inventories consist of the following:

	August 31,	May 31,
	2003	2003

Guarantor subsidiaries
Raw materials	$1,496,000	$1,686,000
Work in progress	1,733,000	1,760,000
Finished goods	3,416,000	3,470,000

	$6,645,000	$6,916,000

Non-guarantor subsidiaries
Raw materials	$1,197,000	$1,520,000
Work in progress	6,875,000	6,629,000
Finished goods	1,098,000	1,392,000

	$9,170,000	$9,541,000

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. Actual results could differ materially from those projected in the forward-looking statements set forth in this report. The factors that may cause results to differ materially from those projected include the overall economic decline in the aerospace industry due to both the recent economic downturn and the September 11 attacks, and the Company’s dependence on the success of its European Operations. Additional factors may also cause results to differ materially from those projected. A comprehensive list of additional factors has been included in our most recent Form 10-K filed via Edgar with the Securities and Exchange Commission on August 22, 2003, under the heading entitled “Risk Factors.” We urge you to read such information and the Company’s other recent filings with the Commission in detail. Information contained in this quarterly report was prepared by management based on the best information available to it as of the date of filing of this report, and management does not plan to update forward-looking statements to reflect new events or changing circumstances occurring after this report was filed.

Overview

Pacific Aerospace & Electronics, Inc. is an engineering and manufacturing company with operations in the United States and the United Kingdom. We design, manufacture and sell components and subassemblies used in technically demanding environments. Products that we produce primarily for the defense, electronics, telecommunications, energy and medical industries include components such as hermetically sealed electrical and fiber optic connectors, instrument packages and ceramic capacitors, filters and feed-throughs. Products that we produce primarily for the aerospace, transportation, and medical industries include machined, cast, and formed metal parts and subassemblies, using aluminum, titanium, magnesium, and other metals. Our customers include global leaders in all of these industries. We are organized into two operational groups: U.S. Operations and European Operations.

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

We recognize revenue primarily when products are shipped to customers, title has transferred and when services are performed.

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

We value inventories at the lower of cost, primarily determined by the first-in, first-out method, or market (replacement cost for raw materials and net realizable value for work in progress and finished goods). We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates.

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

We follow the asset and liability method of accounting for income taxes. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Differences could result in the amount and timing of our provision for income taxes for any period if we make different judgments or use different estimates.

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

Results of Operations

Quarter Ended August 31, 2003 Compared to Quarter Ended August 31, 2002

Net Sales. Net sales decreased by $1.4 million, or 8.7%, to $14.7 million for the quarter ended August 31, 2003, from $16.1 million for the quarter ended August 31, 2002. This decrease was due to a number of factors including the effects of our operational restructuring plans and various events that affected our markets. The European Operations contributed $10.1 million of net sales during the quarter ended August 31, 2003, up $0.8 million from the $9.3 million contributed during the quarter ended August 31, 2002. This increase was due to a small increase in tooling orders related to new Airbus aircraft models and due to higher average U.S. dollar to British pound exchange rates.

The U.S. Operations contributed $4.6 million to net sales during the quarter ended August 31, 2003, down $2.2 million from $6.8 million contributed during the quarter ended August 31, 2002. This decrease was primarily due to the sale of our U.S. Operations’ Boeing Statement of Work to an independent third party in January, 2003.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the quarter multiplied by 360 days, decreased to 67.7 days for the quarter ended August 31, 2003, from 70.3 days for the quarter ended August 31, 2002. This decrease was primarily due to collection efforts by management, primarily in our European Operations, during the first quarter ended August 31, 2003.

Gross Profit. Gross profit remained virtually unchanged at $1.9 million for the quarters ended August 31, 2002 and 2003. As a percentage of net sales, gross profit increased to 12.7% for the quarter ended August 31, 2003, from 12.1% for the quarter ended August 31, 2002. This increase was due to our effort to reduce production costs at our manufacturing facilities.

Inventory turnover, as calculated by dividing annualized sales for the quarter by ending inventory, increased to 3.7 turns for the quarter ended August 31, 2003 from 3.3 turns for the quarter ended August 31, 2002. The increase was primarily due to the write-down and sale of inventory associated with our U.S. Operations’ Boeing Statement of Work in January 2003.

Operating Expenses. Operating expenses decreased by $0.1 million, to $2.9 million for the quarter ended August 31, 2003, from $3.0 million for the quarter ended August 31, 2002. This decrease was primarily due to our effort to reduce operating expenses through reductions in corporate executive salaries, eliminating several executive positions, and other headcount reductions.

Interest Expense. Interest expense increased by $0.2 million, or 20.0%, to $1.2 million for the quarter ended August 31, 2003, from $1.0 million for the quarter ended August 31, 2002. This increase was primarily due to the increased original issue discount amortization on our $36.0 million face value senior secured notes.

Other Income (Expense). Other income represents non-operational income and expense for the quarter ended August 31, 2003, and consists primarily of the change in value of our interest rate swap instrument.

Provision for Income Tax Benefit (Expense). Income tax benefit for the quarter ended August 31, 2002 was derived from taxable losses in our foreign subsidiaries. No provision or benefit was recorded for U.S. or U.K. income tax during the quarter ended August 31, 2003.

Net Loss. Net loss increased by $0.2 million to a net loss of $2.0 million for the quarter ended August 31, 2003, from a net loss of $1.8 million for the quarter ended August 31, 2002, due to the factors listed above, primarily the increase in interest expense.

Liquidity and Capital Resources

Cash used by operating activities was $0.3 million during the three months ended August 31, 2003 compared to cash used by operating activities of $2.0 million during the three months ended August 31, 2002. The change in cash used by operating activities was due primarily to increased accounts receivable collections during the quarter ended August 31, 2003. Our future success as a company will depend heavily on our ability to generate cash from operating activities. We are focusing on cost reduction initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls.

Cash used in investing activities increased from $0.2 million during the three months ended August 31, 2002 to $0.3 million during the three months ended August 31, 2003. This increase was due to higher amounts of investment in manufacturing equipment and manufacturing facility improvements. We currently do not have any material commitments for capital equipment purchases.

Cash used in financing activities remained unchanged at $0.3 million during the three months ended August 31, 2003 and 2002. Cash used in financing activities was used primarily for line of credit and other debt payments during the three months ended August 31, 2003.

In February 2003, we entered into a revolving invoice funding facility with a national bank. Under the facility we may borrow up to 80% of acceptable domestic United States accounts receivable, up to a maximum amount of $3,000,000. The facility is secured by all domestic United States accounts receivable and all domestic United States inventories. The facility bears interest at the bank’s prime rate plus 5.0% and expires in February 2004. There was $894,000 borrowed under this facility at August 31, 2003.

We are not in compliance with certain covenants relating to loans made by KeyBank in an aggregate principal amount of approximately $1.6 million (at August 31, 2003) that are secured by a deed of trust on our headquarters building and improvements on another Company building. As of August 31, 2003, approximately $1.1 million of the principal amount of the loan secured by our headquarters building remained outstanding and $555,000 of the loan secured by improvements on the other building remained outstanding. Under the agreements governing the KeyBank loans, we are required to maintain a minimum debt service coverage ratio and a maximum debt to worth ratio, which we have not maintained. Pursuant to a forbearance agreement dated June 25, 2003, KeyBank agreed to forbear from declaring covenant defaults until we regain compliance (thereby curing such covenant violations) or December 31, 2004.

We are also not in compliance with a covenant of the Senior Notes in an aggregate principal amount of approximately $24.9 million, net of original issue discount, at August 31, 2003. Under the loan agreement governing the Senior Notes, we are required to meet certain minimum EBITDA levels which we have not achieved. Pursuant to a forbearance agreement dated October 14, 2003, the Senior Noteholders agreed to forbear from declaring covenant default until we regain compliance (thereby curing such covenant violation) or September 1, 2004.

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

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our independent auditors in their report accompanying our May 31, 2003 audited consolidated financial statements stated that we have suffered recurring losses from operations and had a net capital deficiency that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If we are not sufficiently successful in generating cash from operating activities, we may need to sell additional common stock or other securities, or we may need to sell assets outside the ordinary course of business. Current market conditions, coupled with our current stock price, may pose difficulties in closing a securities offering on acceptable terms, or at all. Moreover, if we need to dispose of assets outside of the ordinary course of business to generate cash, we may not be able to realize the carrying value of those assets upon liquidation. If we are unable to generate the necessary cash, we could be unable to continue operations.

There was no significant change in our contractual commitments since May 31, 2003.

Subsequent Event

On September 18, 2003, we filed with the Securities and Exchange Commission a Schedule 13E-3 and a related preliminary proxy statement as part of our plan to become a privately held company. As disclosed in those filings, we currently intend to carry out a 1-for-11,000 reverse stock split to allow us to “go private.” We also intend to pay to our shareholders the fair market value for fractional shares resulting from the reverse split in accordance with Washington State law. Our current intent is to reduce our shareholder base to well below 300, thereby allowing us to terminate our registration under the Securities Exchange Act of 1934 and relieve us of the costs of being a public company, including the costs of filing annual and quarterly reports with the Securities and Exchange Commission, but our board of directors may elect to abandon or alter the terms of the reverse stock split and the going private transaction at any time prior to consummation. If the company does go private, there will no longer be any public trading market for our securities. We are currently awaiting comments from the Securities and Exchange Commission on our Schedule 13E-3 and preliminary proxy on file.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has adopted the provisions of SFAS No. 143 during the first quarter of fiscal year 2004. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate. Our fixed-rate debt obligations are generally not callable until maturity and therefore market fluctuations in interest rates will not affect our earnings for the period. Based upon this fact, we do not consider the market risk exposure for interest rates to be material. It is not practicable to estimate the fair value of our long-term debt due to our history of losses and debt defaults, among other factors. In addition, we have an interest rate swap with a notional value of $1,614,000 and which has a recorded fair value liability of $194,000 at August 31, 2003. The interest rate swap does not qualify for hedge accounting. We do not believe a 10% change in interest rates would have a material effect on the fair value of this instrument.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in currencies other than the functional currencies in which our business segments operate (the U.S. Dollar and the British Pound Sterling). Although we have significant foreign operations, transactions in currencies other than our functional currencies have historically not been significant, however they have been increasing. We also do not have significant transactions between our U.S. and European Operations. Historically, we have not experienced material foreign currency transaction gains and losses and do not anticipate any material foreign currency transaction gains or losses in the future. However, due to the increasing amounts of transactions in currencies other than our functional currency, in August 2003, we entered into a foreign currency derivative instrument that gives us the option but not the obligation to sell U.S. Dollars and buy British Pound Sterling at a specified strike price on various delivery dates from September 2003 through May 2004. The option to sell U.S. Dollars and buy British Pound Sterling at the specified strike price becomes an obligation if the spot exchange rate drops below a certain barrier rate during any of the window periods. The derivative does not qualify for hedge accounting treatment. The derivative had an immaterial fair market value at August 31, 2003.

The value of our assets, liabilities, revenue and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates between the British Pound Sterling and the U.S. Dollar. For example, British Pound Sterling was worth $1.6393 on May 31, 2003 but one British Pound Sterling was worth $1.5773 on August 31, 2003. As a result, we incurred a negative foreign currency translation adjustment of $907,000 during the quarter ended August 31, 2003.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At August 31, 2003, we had purchase commitments for raw materials aggregating approximately $1.3 million. This amount relates to a titanium supply agreement with a fixed price.

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

As of August 31, 2003, our executive officers completed an evaluation of our disclosure controls and procedures and have determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification.

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business.

On November 26, 2002, we filed a lawsuit in the U.S. District Court for the Eastern District of Washington against certain former employees, RAAD Technologies, Inc., and certain of RAAD’s control persons and agents, for misappropriation of trade secrets and breach of contract. We moved for and, on June 20, 2003, the court granted a preliminary injunction, restraining certain of defendants’ business activities. On October 10, 2003, the court granted our motion for summary judgment on the breach of contract claims and asked us to submit a proposal for a permanent injunction against the defendants.

On February 18, 2003, RAAD Technologies, Inc. filed a lawsuit against us in the U.S. District Court for Western District of Washington (RAAD Technologies, Inc., v. Pacific Aerospace & Electronics, Inc.) seeking a ruling that one of RAAD’s products does not infringe our patents. This lawsuit was dismissed on August 12, 2003.

Other than as described above, the Company is not aware of any suits or proceedings that, if decided adversely to the Company, would have a material adverse effect upon the Company or its assets.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  None.

(b)  Not applicable.

(c)  None.

(d)  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are not in compliance with certain covenants relating to loans made by KeyBank in an aggregate principal amount of approximately $1.6 million (at August 31, 2003) that are secured by a deed of trust on our headquarters building and improvements on another Company building. As of August 31, 2003, approximately $1.1 million of the principal amount of the loan secured by our headquarters building remained outstanding and $555,000 of the loan secured by improvements on the other building remained outstanding. Under the agreements governing the KeyBank loans, we are required to maintain a minimum debt service coverage ratio and a maximum debt to worth ratio, which we have not maintained. Pursuant to a forbearance agreement dated June 25, 2003, KeyBank agreed to forbear from declaring covenant defaults until we regain compliance (thereby curing such covenant violations) or December 31, 2004.

We are also not in compliance with a covenant of the Senior Notes in an aggregate principal amount of approximately $24.9 million, net of original issue discount, at August 31, 2003. Under the loan agreement governing the Senior Notes, we are required to meet certain minimum EBITDA levels which we have not achieved. Pursuant to a forbearance agreement dated October 14, 2003, the Senior Noteholders agreed to forbear from declaring covenant default until we regain compliance (thereby curing such covenant violation) or September 1, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number	Description
3.1	Articles of Incorporation of Pacific Aerospace & Electronics, Inc. (1)
3.2	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (2)
3.3	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. (3)
3.4	Articles of Amendment of Pacific Aerospace & Electronics, Inc. filed March 19, 2002. (4)
3.5	Designation of Rights and Preferences for Series C Voting Convertible Preferred Stock of Pacific Aerospace and Electronics, Inc. (4)
3.6	Bylaws of Pacific Aerospace & Electronics, Inc., as amended. (5)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (6)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (6)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (6)
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (6)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 1998.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.

(6)	Filed herewith.

b. Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC AEROSPACE & ELECTRONICS, INC

Date: October 15, 2003	/s/ Donald A. Wright

Donald A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2003	/s/ Charles A. Miracle

Charles A. Miracle
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

     The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number	Description

3.1	Articles of Incorporation of Pacific Aerospace & Electronics, Inc. (1)
3.2	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (2)
3.3	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. (3)
3.4	Articles of Amendment of Pacific Aerospace & Electronics, Inc. filed March 19, 2002. (4)
3.5	Designation of Rights and Preferences for Series C Voting Convertible Preferred Stock of Pacific Aerospace and Electronics, Inc. (4)
3.6	Bylaws of Pacific Aerospace & Electronics, Inc., as amended. (5)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (6)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (6)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (6)
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (6)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 1998.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.

(6)	Filed herewith.