Form 10-Q
period 2003-11-30
PACIFIC AEROSPACE & ELECTRONICS INC
filed 2004-01-14
CIK 790023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan confirmed by court. Yes [  ] No [  ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 14, 2004, there were 24,815,859 shares outstanding of the issuer’s common stock, par value $0.001 per share.

PART 1
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets – November 30, 2003 and May 31, 2003

Condensed Consolidated Statements of Operations and Comprehensive Loss – Second Quarter and Six Months Ended November 30, 2003 and 2002.

Condensed Consolidated Statements of Cash Flow – Six Months Ended November 30, 2003 and 2002

Management’s Statement and Notes to Unaudited Condensed Consolidated Financial Statements – Second Quarter and Six Months Ended November 30, 2003

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
November 30, 2003 and May 31, 2003
(Unaudited)

	November 30,	May 31,
	2003	2003

Assets
Current assets:
Cash	$3,790,000	1,948,000
Accounts receivable, net	11,327,000	13,492,000
Inventories	16,351,000	16,457,000
Prepaid expense and other current assets	2,568,000	569,000

Total current assets	34,036,000	32,466,000

Property, plant and equipment, net	20,323,000	21,635,000

Other assets:
Goodwill, net	351,000	351,000
Patents, net	1,411,000	1,473,000
Deferred financing costs, net	840,000	960,000
Other assets	131,000	208,000

Total other assets	2,733,000	2,992,000

	$57,092,000	57,093,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,772,000	9,178,000
Accrued liabilities	2,582,000	2,381,000
Accrued interest	420,000	396,000
Line of credit	—	1,030,000
Current portion of long-term debt	206,000	395,000
Current portion of capital lease obligations	138,000	145,000

Total current liabilities	12,118,000	13,525,000
Long-term liabilities:
Long-term debt, net of current portion	31,638,000	26,503,000
Capital lease obligations, net of current portion	72,000	143,000
Senior subordinated notes payable	25,739,000	25,739,000
Deferred income taxes	976,000	930,000
Deferred rent and other	—	12,000

Total liabilities	70,543,000	66,852,000

Stockholders’ deficit:
Common stock	25,000	25,000
Additional paid-in capital	105,844,000	105,844,000
Accumulated other comprehensive loss	(4,304,000)	(5,506,000)
Accumulated deficit	(115,016,000)	(110,122,000)

Total stockholders’ deficit	(13,451,000)	(9,759,000)

	$57,092,000	57,093,000

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
Second Quarters and Six Months Ended November 30, 2003 and 2002
(Unaudited)

	Quarters Ended		Six Months Ended

	November 30,	November 30,	November 30,	November 30,
	2003	2002	2003	2002

Net sales	$14,899,000	16,453,000	29,585,000	32,509,000
Cost of sales	13,741,000	14,127,000	26,562,000	28,242,000

Gross profit	1,158,000	2,326,000	3,023,000	4,267,000
Operating expenses	3,199,000	2,611,000	6,088,000	5,618,000

Income (loss) from operations	(2,041,000)	(285,000)	(3,065,000)	(1,351,000)

Other income (expense):
Interest Income	22,000	38,000	40,000	64,000
Interest Expense	(1,243,000)	(1,002,000)	(2,404,000)	(1,974,000)
Other	384,000	60,000	536,000	72,000

Total other income (expense)	(837,000)	(904,000)	(1,828,000)	(1,838,000)

Loss before income tax benefit (expense)	(2,878,000)	(1,189,000)	(4,893,000)	(3,189,000)
Income tax benefit (expense)	—	43,000	—	277,000

Net loss	(2,878,000)	(1,146,000)	(4,893,000)	(2,912,000)
Other comprehensive income (loss):
Foreign currency translation	2,109,000	134,000	1,202,000	1,599,000

Comprehensive loss	$(769,000)	(1,012,000)	(3,691,000)	(1,313,000)

Net loss per share
Basic	$(0.12)	(2.55)	(0.20)	(6.47)
Diluted	(0.12)	(2.55)	(0.20)	(6.47)
Shares used in computation of net loss per share:
Basic	24,806,193	450,114	24,792,627	450,114
Diluted	24,806,193	450,114	24,792,627	450,114

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended November 30, 2003 and 2002
(Unaudited)

	Six Months Ended

	November 30,	November 30,
	2003	2002

Cash flow from operating activities:
Net cash used in operating activities	$(518,000)	$(281,000)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(457,000)	(541,000)
Proceeds from sale of property, plant and equipment	172,000	100,000

Net cash used in investing activities	(285,000)	(441,000)

Cash flow from financing activities:
Net repayments under line of credit	(1,030,000)	—
Proceeds from long-term debt	4,012,000	—
Payments on long term debt and capital leases	(307,000)	(597,000)

Net cash used in financing activities	2,675,000	(597,000)

Net increase (decrease) in cash	1,872,000	(1,319,000)
Effect of exchange rates on cash	(30,000)	258,000
Cash at beginning of period	1,948,000	5,619,000

Cash at end of period	$3,790,000	$4,558,000

Supplemental cash flow information:
Cash paid during the six months for interest	$1,098,000	$1,075,000

See accompanying notes to unaudited condensed consolidated financial statements.

PACIFIC AEROSPACE & ELECTRONICS, INC. AND SUBSIDIARIES
MANAGEMENT’S STATEMENT AND
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Second Quarter and Six Months Ended November 30, 2003

Management’s Statement

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments necessary to fairly present information therein. All significant intercompany transactions have been eliminated in consolidation. These results have been determined on the basis of accounting principles generally accepted in the United States of America applied consistently with those used in the preparation of the annual financial statements of Pacific Aerospace & Electronics, Inc. (the “Company”).

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

The results of operations for the six months and quarter ended November 30, 2003 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

(1)  Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed on the basis of the weighted average number of common shares outstanding, using the “if-converted” method for convertible preferred stock, and for outstanding stock options and warrants, using the “treasury stock” method. As the Company had a net loss for the periods ended November 30, 2003 and 2002, basic and diluted net loss per share are the same.

The total number of anti-dilutive common stock equivalents related to options, warrants and convertible preferred stock as of November 30, 2003 and 2002 were 21,651 and 24,774,265, respectively.

All share and per share information has been retroactively adjusted for the effect of the reverse stock split described in note 5 to these unaudited condensed consolidated financial statements.

(2)  Inventories

Components of inventories are as follows:

	November 30, 2003	May 31, 2003

Raw materials	$2,328,000	$3,206,000
Work in progress	9,760,000	8,389,000
Finished goods	4,263,000	4,862,000

	November 30, 2003	May 31, 2003

Total	$16,351,000	$16,457,000

(3) Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the six months ended November 30, 2003, cash used in operating activities was $518,000. The Company’s future success will depend heavily on its ability to generate cash from operating activities and to meet its obligations as they become due. The Company is focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to possible staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls. The Company has also downsized, closed, or sold certain of its divisions that produced negative cash flow from operations. If the Company is not sufficiently successful in increasing cash provided by operating activities, it may need to sell additional common stock or sell assets outside of the ordinary course of business in order to meet its obligations. There is no assurance that the Company will be able to achieve sufficient cash flows from operations, sell additional common stock, or sell its assets for amounts at or in excess of book value.

In February 2003, we entered into a revolving invoice funding facility with a national bank. Under the facility we may borrow up to 80% of acceptable domestic United States accounts receivable, up to a maximum amount of $3,000,000. The facility is secured by all domestic United States accounts receivable and all domestic United States inventories. The facility bears interest at the bank’s prime rate plus 5.0% and expires in February 2004. There were no amounts borrowed under this facility at November 30, 2003.

During October 2003, we issued additional senior notes with a face value of $5.7 million due May, 2007. These senior notes were issued at a discount with net proceeds to us of approximately $4.0 million.

We are not in compliance with certain covenants relating to loans made by KeyBank in an aggregate principal amount of approximately $1.6 million (at November 30, 2003) that are secured by a deed of trust on our headquarters building and improvements on another Company building. As of November 30, 2003, approximately $1.1 million of the principal amount of the loan secured by our headquarters building remained outstanding and $546,000 of the loan secured by improvements on the other building remained outstanding. Under the agreements governing the KeyBank loans, we are required to maintain a minimum debt service coverage ratio and a maximum debt to worth ratio, which we have not maintained. Pursuant to a forbearance agreement dated June 25, 2003, KeyBank agreed to forbear from declaring covenant defaults until we regain compliance (thereby curing such covenant violations) or December 31, 2004.

We are also not in compliance with a covenant of the Senior Notes in an aggregate principal amount of approximately $29.5 million, net of original issue discount, at November 30, 2003. Under the loan agreement governing the Senior Notes, we are required to meet certain minimum EBITDA levels which we have not achieved. Pursuant to a forbearance agreement dated January 13, 2004, the Senior Noteholders agreed to forbear from declaring covenant default until we regain compliance (thereby curing such covenant violation) or December 1, 2004.

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

Three months ended November 30, 2003

			Corporate,
	U.S.	European	other and
	Operations	Operations	eliminations	Total

Net sales to customers	$4,446,000	10,453,000	—	14,899,000
Income (loss) from operations	(858,000)	(56,000)	(1,127,000)	(2,041,000)
Identifiable assets	15,804,000	32,974,000	8,314,000	57,092,000
Capital expenditures	12,000	116,000	—	128,000
Depreciation and amortization	332,000	542,000	77,000	951,000
Interest income	—	5,000	17,000	22,000
Interest expense	30,000	312,000	901,000	1,243,000

Three months ended November 30, 2002

			Corporate,
	U.S.	European	other and
	Operations	Operations	eliminations	Total

Net sales to customers	$6,755,000	9,698,000	—	16,453,000
Income (loss) from operations	1,010,000	(222,000)	(1,073,000)	(285,000)
Identifiable assets	23,322,000	32,169,000	6,941,000	62,432,000
Capital expenditures	18,000	207,000	68,000	293,000
Depreciation and amortization	400,000	490,000	113,000	1,003,000
Interest income	—	13,000	25,000	38,000
Interest expense	44,000	300,000	658,000	1,002,000

Six months ended November 30, 2003

			Corporate,
	U.S.	European	other and
	Operations	Operations	eliminations	Total

Net sales to customers	$9,006,000	20,579,000	—	29,585,000
Income (loss) from operations	(461,000)	(353,000)	(2,251,000)	(3,065,000)
Identifiable assets	15,804,000	32,974,000	8,314,000	57,092,000
Capital expenditures	36,000	391,000	31,000	458,000
Depreciation and amortization	690,000	1,069,000	161,000	1,920,000
Interest income	—	5,000	35,000	40,000
Interest expense	65,000	612,000	1,727,000	2,404,000

Six months ended November 30, 2002

			Corporate,
	U.S.	European	other and
	Operations	Operations	eliminations	Total

Net sales to customers	$13,509,000	19,000,000	—	32,509,000
Income (loss) from operations	1,995,000	(1,069,000)	(2,277,000)	(1,351,000)
Identifiable assets	23,322,000	32,169,000	6,941,000	62,432,000
Capital expenditures	106,000	367,000	68,000	541,000
Depreciation and amortization	800,000	980,000	239,000	2,019,000
Interest income	—	20,000	44,000	64,000
Interest expense	101,000	600,000	1,273,000	1,974,000

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

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Balance Sheet
November 30, 2003

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Cash and cash equivalents	$2,210,000	$1,000	$1,579,000	$—	$3,790,000
Accounts receivable, net	—	2,144,000	9,183,000	—	11,327,000
Inventories	—	5,746,000	10,605,000	—	16,351,000
Other	4,796,000	83,000	1,580,000	(3,891,000)	2,568,000

Total current assets	7,006,000	7,974,000	22,947,000	(3,891,000)	34,036,000
Property, plant and equipment, net	4,361,000	5,935,000	10,027,000	—	20,323,000
Other assets:
Goodwill	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	34,372,000	72,618,000	—	(106,990,000)	—
Other	840,000	1,542,000	—	—	2,382,000

Total other assets	35,212,000	74,511,000	—	(106,990,000)	2,733,000

Total assets	$46,579,000	$88,420,000	$32,974,000	$(110,881,000)	$57,092,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,881,000	$838,000	$5,053,000	$—	$8,772,000
Line of credit	—	—	—	—	—
Current portion of long-term debt	66,000	140,000	—	—	206,000
Other	810,000	739,000	5,482,000	(3,891,000)	3,140,000

Total current liabilities	3,757,000	1,717,000	10,535,000	(3,891,000)	12,118,000
Long-term liabilities:
Long-term debt, net of current portion	56,273,000	1,104,000	—	—	57,377,000
Intercompany note and loan payable	—	73,383,000	36,957,000	(110,340,000)	—
Other	—	72,000	976,000	—	1,048,000

Total long-term liabilities	56,273,000	74,559,000	37,933,000	(110,340,000)	58,425,000
Stockholders’ equity (deficit):
Common stock	25,000	56,139,000	33,709,000	(89,848,000)	25,000
Additional paid-in capital	105,844,000	—	—	—	105,844,000
Accumulated other comprehensive loss	(4,304,000)	—	(4,304,000)	4,304,000	(4,304,000)
Accumulated deficit	(115,016,000)	(43,995,000)	(44,899,000)	88,894,000	(115,016,000)

Total stockholders’ equity (deficit)	(13,451,000)	12,144,000	(15,494,000)	3,350,000	(13,451,000)

Total liabilities and stockholders’ equity (deficit)	$46,579,000	$88,420,000	$32,974,000	$(110,881,000)	$57,092,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Balance Sheet
May 31, 2003

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Assets
Current assets:
Cash and cash equivalents	$817,000	$2,000	$1,129,000	$—	$1,948,000
Accounts receivable, net	—	3,063,000	10,429,000	—	13,492,000
Inventories	—	6,916,000	9,541,000	—	16,457,000
Other	3,374,000	30,000	456,000	(3,291,000)	569,000

Total current assets	4,191,000	10,011,000	21,555,000	(3,291,000)	32,466,000
Property, plant and equipment, net	4,530,000	6,941,000	10,164,000	—	21,635,000
Other assets:
Goodwill	—	351,000	—	—	351,000
Investment in and loans to subsidiaries	36,620,000	72,618,000	—	(109,238,000)	—
Other	960,000	1,681,000	—	—	2,641,000

Total other assets	37,580,000	74,650,000	—	(109,238,000)	2,992,000

Total assets	$46,301,000	$91,602,000	$31,719,000	$(112,529,000)	$57,093,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,594,000	$691,000	$5,893,000	$—	$9,178,000
Line of credit	1,030,000	—	—	—	1,030,000
Current portion of long-term debt	74,000	321,000	—	—	395,000
Other	1,222,000	946,000	4,045,000	(3,291,000)	2,922,000

Total current liabilities	4,920,000	1,958,000	9,938,000	(3,291,000)	13,525,000
Long-term liabilities:
Long-term debt, net of current portion	51,140,000	1,102,000	—	—	52,242,000
Intercompany note and loan payable	—	74,835,000	36,957,000	(111,792,000)	—
Other	—	155,000	930,000	—	1,085,000

Total long-term liabilities	51,140,000	76,092,000	37,887,000	(111,792,000)	53,327,000
Stockholders’ equity (deficit):
Common stock	25,000	56,139,000	33,709,000	(89,848,000)	25,000
Additional paid-in capital	105,844,000	—	—	—	105,844,000
Accumulated other comprehensive loss	(5,506,000)	—	(5,506,000)	5,506,000	(5,506,000)
Accumulated deficit	(110,122,000)	(42,587,000)	(44,309,000)	86,896,000	(110,122,000)

Total stockholders’ equity (deficit)	(9,759,000)	13,552,000	(16,106,000)	2,554,000	(9,759,000)

Total liabilities and stockholders’ equity (deficit)	$46,301,000	$91,602,000	$31,719,000	$(112,529,000)	$57,093,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Quarter Ended November 30, 2003

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$4,447,000	$10,453,000	$(1,000)	$14,899,000
Cost of Sales	—	4,008,000	9,734,000	(1,000)	13,741,000

Gross profit	—	439,000	719,000	—	1,158,000
Operating expenses	1,138,000	1,728,000	775,000	(442,000)	3,199,000

Income (loss) from operations	(1,138,000)	(1,289,000)	(56,000)	442,000	(2,041,000)
Other income (expense)
Parent’s share of subsidiaries net loss	(1,311,000)	—	—	1,311,000	—
Interest expense	(1,201,000)	(330,000)	(312,000)	600,000	(1,243,000)
Other	772,000	301,000	375,000	(1,042,000)	406,000

Total other income (expense)	(1,740,000)	(29,000)	63,000	869,000	(837,000)

Income (loss) before income taxes	(2,878,000)	(1,318,000)	7,000	1,311,000	(2,878,000)
Income tax benefit (expense)	—	—	—	—	—

Net income (loss)	(2,878,000)	(1,318,000)	7,000	1,311,000	(2,878,000)
Other comprehensive income (loss)
Foreign currency translation	2,109,000	—	2,109,000	(2,109,000)	2,109,000

Comprehensive income (loss)	$(769,000)	$(1,318,000)	$2,116,000	$(798,000)	$(769,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Quarter Ended November 30, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$6,949,000	$9,698,000	$(194,000)	$16,453,000
Cost of Sales	—	5,291,000	9,030,000	(194,000)	14,127,000

Gross profit	—	1,658,000	668,000	—	2,326,000
Operating expenses	1,078,000	1,548,000	890,000	(905,000)	2,611,000

Income (loss) from operations	(1,078,000)	110,000	(222,000)	905,000	(285,000)
Other income (expense):
Parent’s share of subsidiaries net loss	(373,000)	—	—	373,000	—
Interest expense	(957,000)	(345,000)	(300,000)	600,000	(1,002,000)
Other	1,262,000	328,000	13,000	(1,505,000)	98,000

Total other income (expense)	(68,000)	(17,000)	(287,000)	(532,000)	(904,000)

Income (loss) before income taxes	(1,146,000)	93,000	(509,000)	373,000	(1,189,000)
Income tax benefit (expense)	—	—	43,000	—	43,000

Net income (loss)	(1,146,000)	93,000	(466,000)	373,000	(1,146,000)
Other comprehensive income (loss)
Foreign currency translation	134,000	—	134,000	(134,000)	134,000

Comprehensive income (loss)	$(1,012,000)	$93,000	$(332,000)	$239,000	$(1,012,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended November 30, 2003

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$9,013,000	$20,579,000	$(7,000)	$29,585,000
Cost of Sales	—	7,195,000	19,374,000	(7,000)	26,562,000

Gross profit	—	1,818,000	1,205,000	—	3,023,000
Operating expenses	2,251,000	3,162,000	1,558,000	(883,000)	6,088,000

Income (loss) from operations	(2,251,000)	(1,344,000)	(353,000)	883,000	(3,065,000)
Other income (expense)
Parent’s share of subsidiaries net loss	(1,998,000)	—	—	1,998,000	—
Interest expense	(2,327,000)	(665,000)	(612,000)	1,200,000	(2,404,000)
Other	1,683,000	601,000	375,000	(2,083,000)	576,000

Total other income (expense)	(2,642,000)	(64,000)	(237,000)	1,115,000	(1,828,000)

Income (loss) before income taxes	(4,893,000)	(1,408,000)	(590,000)	1,998,000	(4,893,000)
Income tax benefit (expense)	—	—	—	—	—

Net income (loss)	(4,893,000)	(1,408,000)	(590,000)	1,998,000	(4,893,000)
Other comprehensive income (loss)
Foreign currency translation	1,202,000	—	1,202,000	(1,202,000)	1,202,000

Comprehensive income (loss)	$(3,691,000)	$(1,408,000)	$612,000	$796,000	$(3,691,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended November 30, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net Sales	$—	$13,807,000	$19,000,000	$(298,000)	$32,509,000
Cost of Sales	—	10,449,000	18,091,000	(298,000)	28,242,000

Gross profit	—	3,358,000	909,000	—	4,267,000
Operating expenses	2,277,000	3,174,000	1,978,000	(1,811,000)	5,618,000

Income (loss) from operations	(2,277,000)	184,000	(1,069,000)	1,811,000	(1,351,000)
Other income (expense):
Parent’s share of subsidiaries net loss	(1,263,000)	—	—	1,263,000	—
Interest expense	(1,873,000)	(701,000)	(600,000)	1,200,000	(1,974,000)
Other	2,501,000	626,000	20,000	(3,011,000)	136,000

Total other income (expense)	(635,000)	(75,000)	(580,000)	(548,000)	(1,838,000)

Income (loss) before income taxes	(2,912,000)	109,000	(1,649,000)	1,263,000	(3,189,000)
Income tax benefit (expense)	—	—	277,000	—	277,000

Net income (loss)	(2,912,000)	109,000	(1,372,000)	1,263,000	(2,912,000)
Other comprehensive income (loss)
Foreign currency translation	1,599,000	—	1,599,000	(1,599,000)	1,599,000

Comprehensive income (loss)	$(1,313,000)	$109,000	$227,000	$(336,000)	$(1,313,000)

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Cash Flows
For the Six Months Ended November 30, 2003

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$(3,318,000)	$1,929,000	$871,000	$—	$(518,000)
Cash flow from investing activities:
Acquisition of property, plant and equipment	(31,000)	(35,000)	(391,000)	—	(457,000)
Proceeds from sale of property, plant and equipment	35,000	137,000	—	—	172,000
Investment in and loans to subsidiaries	1,774,000	(1,774,000)	—	—	—

Net cash provided by (used in) investing activities	1,778,000	(1,672,000)	(391,000)	—	(285,000)
Cash flow from financing activities:
Net repayment under line of credit	(1,030,000)	—	—	—	(1,030,000)
Proceeds from long-term debt	4,012,000	—	—	—	4,012,000
Payments on long-term debt and capital leases	(49,000)	(258,000)	—	—	(307,000)

Net cash provided by (used in) financing activities	2,933,000	(258,000)	—	—	2,675,000
Net change in cash and cash equivalents	1,393,000	(1,000)	480,000	—	1,872,000
Effect of exchange rates on cash	—	—	(30,000)	—	(30,000)
Cash at beginning of period	817,000	2,000	1,129,000	—	1,948,000

Cash at end of period	$2,210,000	$1,000	$1,579,000	$—	$3,790,000

Pacific Aerospace & Electronics, Inc.
Consolidating Condensed Statement of Cash Flows
For the Six Months Ended November 30, 2002

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$120,000	$410,000	$(811,000)	$—	$(281,000)
Cash flow from investing activities:
Acquisition of property, plant and equipment	(68,000)	(106,000)	(367,000)	—	(541,000)
Proceeds from sale of property, plant and equipment	25,000	75,000	—	—	100,000
Investment in and loans to subsidiaries	(172,000)	172,000	—	—	—

Net cash provided by (used in) investing activities	(215,000)	141,000	(367,000)	—	(441,000)
Cash flow from financing activities:
Payments on long-term debt and capital leases	(46,000)	(551,000)	—	—	(597,000)
Other changes, net	—	—	—	—	—

Net cash provided by (used in) financing activities	(46,000)	(551,000)	—	—	(597,000)
Net change in cash and cash equivalents	(141,000)	—	(1,178,000)	—	(1,319,000)
Effect of exchange rates on cash	—	—	258,000	—	258,000
Cash at beginning of period	803,000	3,000	4,813,000	—	5,619,000

Cash at end of period	$662,000	$3,000	$3,893,000	$—	$4,558,000

Inventories consist of the following:

	November 30,	May 31,
	2003	2003

Guarantor subsidiaries
Raw materials	$871,000	$1,686,000
Work in progress	1,896,000	1,760,000
Finished goods	2,979,000	3,470,000

	$5,746,000	$6,916,000

Non-guarantor subsidiaries
Raw materials	$1,457,000	$1,520,000
Work in progress	7,864,000	6,629,000
Finished goods	1,284,000	1,392,000

	$10,605,000	$9,541,000

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

We recognize revenue when products are shipped to customers, title has transferred and when services are performed.

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

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Statement of Operations. Conversely, if the allowance is decreased the tax provision will be credited. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

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

Results of Operations

Quarter Ended November 30, 2003 Compared to Quarter Ended November 30, 2002

Net Sales. Net sales decreased by $1.6 million, or 9.6%, to $14.9 million for the quarter ended November 30, 2003, from $16.5 million for the quarter ended November 30, 2002. This decrease was due to a number of factors including the effects of our operational restructuring plan and various events that affected our markets. The European Operations contributed $10.5 million of net sales during the quarter ended November 30, 2003, up $0.8 million from the $9.7 million contributed during the quarter ended November 30, 2002. This increase was due to a small increase in tooling orders related to new Airbus aircraft models and due to higher average U.S. dollar to British pound exchange rates.

The U.S. Operations contributed $4.4 million to net sales during the quarter ended November 30, 2003, down $2.4 million from $6.8 million contributed during the quarter ended November 30, 2002. This decrease was primarily due to the sale of our U.S. Operations’ Boeing Statement of Work to an independent third party in January, 2003.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the quarter multiplied by 360 days, increased to 68.4 days for the quarter ended November 30, 2003, from 58.0 days for the quarter ended November 30, 2002. This increase was primarily due to a slow-down in payments received from our customers due to the overall slow-down of the economy.

Gross Profit. Gross profit decreased by $1.2 million, or 52.1%, to $1.2 million for the quarter ended November 30, 2003, from $2.3 million for the quarter ended November 30, 2002. As a percentage of net sales, gross profit decreased to 7.7% for the quarter ended November 30, 2003, from 14.1% for the quarter ended November 30, 2002. This decrease was primarily due to a $1.0 million write-down of inventory used in our U.S. Operations that was deemed to be obsolete based upon our current backlog and general economic conditions. Without that write-down our gross profit would have been $2.2 million for the quarter or 14.4% of sales.

Inventory turnover, as calculated by dividing annualized sales for the quarter by ending inventory, increased to 3.6 turns for the quarter ended November 30, 2003 from 3.3 turns for the quarter ended November 30, 2002. The increase was due to lower ending inventory levels in the U.S. Operations due to the $1.0 million inventory write-down recorded during the quarter ended November 30, 2003.

Operating Expenses. Operating expenses increased by $0.6 million, to $3.2 million for the quarter ended November 30, 2003, from $2.6 million for the quarter ended November 30, 2002. Included in operating expenses for the quarter ended November 30, 2003 was $0.3 million due to the abandonment of certain leasehold improvements formerly used in the U.S. Operations. The remaining increase in operating expenses was due to professional fees related to our planned going private transaction and increased insurance expense primarily related to directors & officers insurance coverage.

Interest Expense. Interest expense increased by $0.2 million, or 20.0%, to $1.2 million for the quarter ended November 30, 2003, from $1.0 million for the quarter ended November 30, 2002. This increase was primarily due to additional senior secured notes issued during the period and increased original issue discount amortization on our $41.7 million face value senior secured notes.

Other Income (Expense). Other income represents non-operational income and expense for the quarter ended November 30, 2003, primarily interest income and the change in value of our interest rate swap and foreign currency derivative instruments.

Provision for Income Tax Benefit (Expense). Income tax benefit for the quarter ended November 30, 2002 was derived from taxable losses in our foreign subsidiaries. No provision or benefit was recorded for U.S. or U.K. income tax during the quarter ended November 30, 2003.

Net Income (Loss). Net loss increased by $1.7 million to a net loss of $2.9 million for the quarter ended November 30, 2003, from a net loss of $1.2 million for the quarter ended November 30, 2002, due to the factors listed above.

Six Months Ended November 30, 2003 Compared to Six Months Ended November 30, 2002

Net Sales. Net sales decreased by $2.9 million, or 8.9%, to $29.6 million for the six months ended November 30, 2003, from $32.5 million for the six months ended November 30, 2002. This decrease was due to a number of factors including the effects of our operational restructuring plan and various events that affected our markets. The European Operations contributed $20.6 million of net sales during the six months ended November 30, 2003, up $1.6 million from the $19.0 million contributed during the six months ended November 30, 2002. This increase was due to a small increase in tooling orders related to new Airbus aircraft models and due to higher average U.S. dollar to British pound exchange rates.

The U.S. Operations contributed $9.0 million to net sales during the six months ended November 30, 2003, down $4.5 million from $13.5 million contributed during the six months ended November 30, 2002. This decrease was primarily due to the sale of our U.S. Operations’ Boeing Statement of Work to an independent third party in January, 2003.

Receivable collection periods, as calculated by dividing ending accounts receivable balances by annualized sales for the six months multiplied by 360 days, increased to 68.9 days for the six months ended November 30, 2003, from 58.5 days for the six months ended November 30, 2002. This increase was primarily due to a slow-down in payments received from our customers due to the overall slow-down of the economy.

Gross Profit. Gross profit decreased by $1.3 million, or 30.2%, to $3.0 million for the six months ended November 30, 2003, from $4.3 million for the six months ended November 30, 2002. As a percentage of net sales, gross profit decreased to 10.2% for the six months ended November 30, 2003, from 13.1% for the six months ended November 30, 2002. This decrease was primarily due to a $1.0 million write-down of inventory used in our U.S. Operations that was deemed to be obsolete based upon our current backlog and general economic conditions. Without that write-down our gross profit would have been $4.0 million for the six months ended November 30, 2003, or 13.5% of sales.

Inventory turnover, as calculated by dividing annualized sales for the six months by ending inventory, increased to 3.6 turns for the six months ended November 30, 2003 from 3.3 turns for the six months ended November 30, 2002. The increase was due to lower ending inventory levels in the U.S. Operations due to the $1.0 million inventory write-down recorded during the quarter ended November 30, 2003.

Operating Expenses. Operating expenses increased by $0.5 million, to $6.1 million for the six months ended November 30, 2003, from $5.6 million for the six months ended November 30, 2002. Included in operating expenses for the six months ended November 30, 2003 was $0.3 million due to the abandonment of certain leasehold improvements formerly used in the U.S. Operations. The remaining increase in operating expenses was due to professional fees related to our planned going private transaction and increased insurance expense primarily related to directors & officers insurance coverage. The increase in operating expenses were offset slightly by our cost containment initiatives. In an effort to control operating expenses, as well as increase our gross profit, we have significantly reduced our corporate overhead including reduction in corporate executive salaries, eliminating several executive positions, and other headcount reductions. We have also reduced headcount at our operating facilities in the U.S. and in the U.K. We are in process of consolidating our manufacturing sites and have sold or are in process of selling excess machinery. We are also outsourcing certain operating functions along with implementing production processes we believe will be more efficient.

Interest Expense. Interest expense increased by $0.4 million, or 20.0%, to $2.4 million for the six months ended November 30, 2003, from $2.0 million for the six months ended November 30, 2002. This increase was primarily due to additional senior secured notes issued during the period and increased original issue discount amortization on our $41.7 million face value senior secured notes.

Other Income (Expense). Other income represents non-operational income and expense for the six months ended November 30, 2002, primarily interest income and the change in value of our interest rate swap and foreign currency derivative instruments.

Provision for Income Tax Benefit (Expense). Income tax benefit for the six months ended November 30, 2002 was derived from taxable losses in our foreign subsidiaries, no provision or benefit was recorded for U.S. or U.K. income tax during the six months ended November 30, 2003.

Net Income (Loss). Net loss increased by $2.0 million to a net loss of $4.9 million for the six months ended November 30, 2002, from a net loss of $2.9 million for the six months ended November 30, 2002, due to the factors listed above.

Liquidity and Capital Resources

Cash used by operating activities was $0.5 million during the six months ended November, 2003 compared to cash used by operating activities of $0.3 million during the six months ended November 30, 2002. The change in cash used by operating activities was due primarily to our net loss for the six months ended November 30, 2003. Our future success as a company will depend heavily on our ability to generate cash from operating activities. We are focusing on cost reduction initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include staff reductions, reduced product line offerings, selling of excess inventory, and general and administrative cost controls.

Cash used in investing activities decreased from $0.4 million during the six months ended November 30, 2002 to $0.3 million during the six months ended November 30, 2003. This decrease was due to lower amounts of investment in manufacturing equipment and manufacturing facility improvements. We currently do not have any material commitments for capital equipment purchases.

Cash provided by financing activities increased to $2.7 million during the six months ended November 30, 2003 from cash used in financing activities of $0.6 million during the six months ended November 30, 2002. During October 2003, we issued additional senior notes with a face value of $5.7 million due May, 2007. These senior notes were issued at a discount with net proceeds to us of approximately $4.0 million. This cash provided by financing activities was offset by cash used primarily for line of credit and other debt payments during the six months ended November 30, 2003.

In February 2003, we entered into a revolving invoice funding facility with a national bank. Under the facility we may borrow up to 80% of acceptable domestic United States accounts receivable, up to a maximum amount of $3,000,000. The facility is secured by all domestic United States accounts receivable and all domestic United States inventories. The facility bears interest at the bank’s prime rate plus 5.0% and expires in February 2004. There were no amounts borrowed under this facility at November 30, 2003.

We are not in compliance with certain covenants relating to loans made by KeyBank in an aggregate principal amount of approximately $1.6 million (at November 30, 2003) that are secured by a deed of trust on our headquarters building and improvements on another Company building. As of November 30, 2003, approximately $1.1 million of the principal amount of the loan secured by our headquarters building remained outstanding and $546,000 of the loan secured by improvements on the other building remained outstanding. Under the agreements governing the KeyBank loans, we are required to maintain a minimum debt service coverage ratio and a maximum debt to worth ratio, which we have not maintained. Pursuant to a forbearance agreement dated June 25, 2003, KeyBank agreed to forbear from declaring covenant defaults until we regain compliance (thereby curing such covenant violations) or December 31, 2004.

We are also not in compliance with a covenant of the senior notes in an aggregate principal amount of approximately $29.5 million, net of original issue discount, at November 30, 2003. Under the loan agreement governing the senior notes, we are required to meet certain minimum EBITDA levels which we have not achieved. Pursuant to a forbearance agreement dated January 13, 2004, the senior note holders agreed to forbear from declaring covenant default until we regain compliance (thereby curing such covenant violation) or December 1, 2004.

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

There was no significant change in our contractual commitments since May 31, 2003 other than during October 2003, we issued additional senior notes with a face value of $5.7 million due May, 2007. These senior notes were issued at a discount with net proceeds to us of approximately $4.0 million..

Significant Events during the Quarter

On December 19, 2003, we filed with the Securities and Exchange Commission amendments to Schedule13E-3 and a related preliminary proxy statement as part of our plan to become a privately held company. As disclosed in those filings, we currently intend to carry out a 1-for-11,000 reverse stock split to allow us to “go private.” We also intend to pay to our shareholders the fair market value for fractional shares resulting from the reverse split in accordance with Washington State law. Our current intent is to reduce our shareholder base to well below 300, thereby allowing us to terminate our registration under the Securities Exchange Act of 1934 and relieve us of the costs of being a public company, including the costs of filing annual and quarterly reports with the Securities and Exchange Commission, but our board of directors may elect to abandon or alter the terms of the reverse stock split and the going private transaction at any time prior to consummation. If the Company does go private, there will no longer be any public trading market for our securities. We are currently awaiting comments from the Securities and Exchange Commission on the amendments to our Schedule 13E-3 and preliminary proxy on file.

In October 2003, we issued additional senior notes with a face value of $5.7 million (the “New Senior Notes”). The New Senior Notes were issued at a discount so the proceeds from the sale of the New Senior Notes totaled approximately $4.0 million. The principal amount of the New Senior Notes will accrete through May 1, 2007 to $5.7 million and will bear interest at 5% per annum. The total face value of all senior notes outstanding is now $41.7 million. The Company may redeem the senior notes in full or in part at any time prior to their maturity date at a premium over the accreted value of the senior notes, which premium declines over time. The proceeds from the New Senior Notes were used to pay down our outstanding line of credit balance, for working capital and for other general corporate purposes. Assuming the senior notes are not redeemed prior to their maturity date, cash payments will be limited to the 5% interest rate on the face value of the senior notes and the repayment of the $41.7 million principal amount due on May 1, 2007.

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

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, Revenue Arrangements with Multiple Deliverables, with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of and disclosures about variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No. 46 to incorporate all decisions, including those in previously issued FASB Staff Positions, into one Interpretation. The revised Interpretation supercedes the original Interpretation. Generally, the requirements were effective immediately for all VIEs in which an interest was acquired after January 31, 2003. FIN No. 46 has not had, and is not expected to have, a significant impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments that are subject to interest rate risk, primarily debt obligations issued at a fixed rate. Our fixed-rate debt obligations are generally not callable until maturity and therefore market fluctuations in interest rates will not affect our earnings for the period. Based upon this fact, we do not consider the market risk exposure for interest rates to be material. It is not practicable to estimate the fair value of our long-term debt due to our history of losses and debt defaults, among other factors. In addition, we have an interest rate swap with a notional value of $1,596,000 and which has a recorded fair value liability of $208,000 at November 30, 2003. The interest rate swap does not qualify for hedge accounting. We do not believe a 10% change in interest rates would have a material effect on the fair value of this instrument.

We are subject to foreign currency exchange rate risk relating to receipts from and payments to suppliers in currencies other than the functional currencies in which our business segments operate (the U.S. Dollar and the British Pound Sterling). Although we have significant foreign operations, transactions in currencies other than our functional currencies have historically not been significant, however they have been increasing. We also do not have significant transactions between our U.S. and European Operations. Historically, we have not experienced material foreign currency transaction gains and losses and do not anticipate any material foreign currency transaction gains or losses in the future. However, due to the increasing amounts of transactions in currencies other than our functional currency, in August 2003, we entered into a foreign currency derivative instrument that gives us the option but not the obligation to sell U.S. Dollars and buy British Pound Sterling at a specified strike price on various delivery dates from September 2003 through May 2004. The option to sell U.S. Dollars and buy British Pound Sterling at the specified strike price becomes an obligation if the spot exchange rate drops below a certain barrier rate during any of the window periods. The derivative does not qualify for hedge accounting treatment. The derivative had a notional value of $5,406,000 and a recorded fair market value of $370,000 at November 30, 2003.

The value of our assets, liabilities, revenue and expenses may vary materially from one reporting period to the next solely as a result of varying exchange rates between the British Pound Sterling and the U.S. Dollar. For example, British Pound Sterling was worth $1.6393 on May 31, 2003 but one British Pound Sterling was worth $1.7219 on November 30, 2003. As a result, we incurred a positive foreign currency translation adjustment of $1,202,000 during the six months ended November 30, 2003.

We are exposed to commodity price fluctuations through purchases of aluminum, titanium, and other raw materials. We enter into certain supplier agreements that guarantee quantity and price of the applicable commodity to limit the exposure to commodity price fluctuations and availability concerns. At November 30, 2003, we had purchase commitments for raw materials aggregating approximately $1.0 million. This amount relates to a titanium supply agreement with a fixed price.

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

As of November 30, 2003, our executive officers completed an evaluation of our disclosure controls and procedures and have determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification.

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business.

On November 26, 2002, we filed a lawsuit in the U.S. District Court for the Eastern District of Washington against certain former employees, RAAD Technologies, Inc., and certain of RAAD’s control persons and agents, for misappropriation of trade secrets and breach of contract. We moved for and, on June 20, 2003, the court granted a preliminary injunction, restraining certain of defendants’ business activities pending a full trial on the merits. We moved for summary judgment on the breach of contract claims against two of the former employees. We also sought contempt sanctions for violation of the injunction. The court granted the summary judgment motion in our favor and imposed contempt sanctions for the defendants’ violation of the preliminary injunction. The parties then settled the dispute. As part the settlement, they agreed on, and the court entered, a Consent Decree that, inter alia, restricts certain of defendants’ activities in the future and provides for an award of attorneys fees and other relief in the event of any future violations by defendants.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	On October 31, 2003, the Company raised $3,998,181 through the sale of senior notes to GSCP Recovery, Inc. and GSC Recovery II, L.P. The transaction involved a sale of debt securities to accredited investors and was exempt from registration under the Securities Act owing to the exemptions afforded by Sections 4(2), 4(6) and 3(b) of that Act and Rules 505 and 506 of Regulation D thereunder.

(d)	Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are not in compliance with certain covenants relating to loans made by KeyBank in an aggregate principal amount of approximately $1.6 million (at November 30, 2003) that are secured by a deed of trust on our headquarters building and improvements on another Company building. As of November 30, 2003, approximately $1.1 million of the principal amount of the loan secured by our headquarters building remained outstanding and $546,000 of the loan secured by improvements on the other building remained outstanding. Under the agreements governing the KeyBank loans, we are required to maintain a minimum debt service coverage ratio and a maximum debt to worth ratio, which we have not maintained. Pursuant to a forbearance agreement dated June 25, 2003, KeyBank agreed to forbear from declaring covenant defaults until we regain compliance (thereby curing such covenant violations) or December 31, 2004.

We are also not in compliance with a covenant of the senior notes in an aggregate principal amount of approximately $29.5 million, net of original issue discount, at November 30, 2003. Under the loan agreement governing the senior notes, we are required to meet certain minimum EBITDA levels which we have not achieved. Pursuant to a forbearance agreement dated January 13, 2004, the senior note holders agreed to forbear from declaring covenant default until we regain compliance (thereby curing such covenant violation) or December 1, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number	Description
3.1	Articles of Incorporation of Pacific Aerospace & Electronics, Inc. (1)

3.2	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (2)

3.3	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. (3)

3.4	Articles of Amendment of Pacific Aerospace & Electronics, Inc. filed March 19, 2002. (4)

3.5	Designation of Rights and Preferences for Series C Voting Convertible Preferred Stock of Pacific Aerospace and Electronics, Inc. (4)

3.6	Bylaws of Pacific Aerospace & Electronics, Inc., as amended. (5)

10.29	Amendment No. 1 to Note Purchase Agreement dated October 31, 2003. (6)

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (6)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (6)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (6)

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (6)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 1998.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.

(6)	Filed herewith.

b.	Reports on Form 8-K.

          None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC AEROSPACE & ELECTRONICS, INC.

Date: January 14, 2004	/s/ Donald A. Wright

Donald A. Wright President and Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2004	/s/ Charles A. Miracle

Charles A. Miracle Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

     The following documents are filed as exhibits to this Quarterly Report:

Exhibit
Number	Description
3.1	Articles of Incorporation of Pacific Aerospace & Electronics, Inc. (1)

3.2	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series A Convertible Preferred Stock, as corrected. (2)

3.3	Amendment to Articles of Incorporation containing Designation of Rights and Preferences of Series B Convertible Preferred Stock. (3)

3.4	Articles of Amendment of Pacific Aerospace & Electronics, Inc. filed March 19, 2002. (4)

3.5	Designation of Rights and Preferences for Series C Voting Convertible Preferred Stock of Pacific Aerospace and Electronics, Inc. (4)

3.6	Bylaws of Pacific Aerospace & Electronics, Inc., as amended. (5)

10.29	Amendment No. 1 to Note Purchase Agreement dated October 31, 2003. (6)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (6)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (6)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (6)

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (6)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 1996, reporting the reincorporation merger.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 1997, reporting the Series A Preferred Stock offering.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 1998.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2002.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending August 31, 2000.

(6)	Filed herewith.